Form 10-Q
period 1999-01-29
CBRL GROUP INC
filed 1999-03-15
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended January 29, 1999

                          Commission file number 0-7536

                                CBRL GROUP, INC.

                 A Tennessee Corporation I.R.S. EIN: 62-1749513

                          Hartmann Drive, P. O. Box 787
                          Lebanon, Tennessee 37088-0787

                                  615-444-5533



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X     No


                        60,096,333 Shares of Common Stock
                       Outstanding as of February 26, 1999

                                     PART I

                          Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)
                                                    January 29,    July 31,
                                                       1999         1998*
                                                       ----         ----

ASSETS
Current assets:
  Cash and cash equivalents                          $   1,443    $  62,593
  Receivables                                            3,838        5,192
  Inventories                                          101,087       91,609
  Prepaid expenses                                       5,624        5,432
                                                     ---------    ---------
   Total current assets                                111,992      164,826
                                                     ---------    ---------

Property and equipment, net                            853,078      812,321
Other assets                                            15,860       14,961
                                                     ---------    ---------

Total assets                                         $ 980,930    $ 992,108
                                                     =========    =========

LIABILIIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  32,193    $  38,212
  Accrued expenses                                      56,308       63,110
  Current portion of long-term debt                      2,500        2,500
  Current portion of other long-term obligations           200          200
                                                     ---------    ---------
   Total current liabilities                            91,201      104,022
                                                     ---------    ---------
Long-term debt                                          67,000       59,500
Other long-term obligations                             25,135       25,212

Shareholders' equity:
 Common stock - $.50 par value, authorized              31,261       31,240
  150,000,000 shares, issued 62,522,116 at
  January 29, 1999 and 62,480,775 at July 31, 1998
 Additional paid-in capital                            252,052      251,236
 Retained earnings                                     563,446      520,898
                                                     ---------    ---------
                                                       846,759      803,374

 Less treasury stock, at cost, 2,067,500 and
  0 shares, respectively                               (49,165)        --
                                                     ---------    ---------

  Total shareholders' equity                           797,594      803,374
                                                     ---------    ---------

Total liabilities and shareholders' equity           $ 980,930    $ 992,108
                                                     =========    =========

See notes to condensed consolidated financial statements.
(*)This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 31, 1998.

                                CBRL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                    Quarter Ended          Six Months Ended
                                January 29, January 30, January 29, January 30,
                                   1999        1998        1999        1998
                                   ----        ----        ----        ----

Net sales:
   Restaurant                    $255,794    $232,137    $525,487    $474,367
   Retail                         112,133      89,653     193,936     160,178
                                 --------    --------    --------    --------
       Total net sales            367,927     321,790     719,423     634,545

Cost of goods sold                139,458     116,636     258,219     223,127
                                 --------    --------    --------    --------
Gross profit                      228,469     205,154     461,204     411,418

Labor & related expenses          124,116     106,615     242,497     212,715
Other store operating expenses     58,388      49,652     112,051      96,141
                                 --------    --------    --------    --------
Store operating income             45,965      48,887     106,656     102,562

General and administrative         18,217      16,666      37,273      32,548
                                 --------    --------    --------    --------
Operating income                   27,748      32,221      69,383      70,014

Interest expense                      911         838       1,696       1,898
Interest income                       233         697         798       1,517
                                 --------    --------    --------    --------

Pretax income                      27,070      32,080      68,485      69,633
Provision for income taxes          9,987      11,806      25,269      25,626
                                 --------    --------    --------    --------

Net income                       $ 17,083    $ 20,274    $ 43,216    $ 44,007
                                 ========    ========    ========    ========

Earnings per share:
   Basic                         $    .28    $    .33    $    .70    $    .72
                                 ========    ========    ========    ========
   Diluted                       $    .28    $    .32    $    .70    $    .70
                                 ========    ========    ========    ========

Weighted average shares:
   Basic                           60,936      61,607      61,543      61,443
                                 ========    ========    ========    ========
   Diluted                         61,254      62,760      61,961      62,543
                                 ========    ========    ========    ========

Dividends per share              $   .005    $   .005    $   .010    $   .010
                                 ========    ========    ========    ========


                                CBRL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                         January 29, January 30,
                                                            1999        1998
                                                            ----        ----

Cash flows from operating activities:
  Net income                                               $ 43,216   $ 44,007
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                           25,220     21,886
     (Gain) loss on disposition of property and equipment      (237)       534
     Changes in assets and liabilities:
       Inventories                                           (9,478)     8,259
       Other assets                                            (899)    (1,001)
       Accounts payable                                      (6,019)       669
       Other current assets and liabilities                  (5,640)     2,474
                                                           --------   --------
  Net cash provided by operating activities                  46,163     76,828
                                                           --------   --------

Cash flows from investing activities:
  Proceeds from maturities of investments                        --      1,666
  Purchase of property and equipment                        (67,626)   (89,381)
  Proceeds from sale of property and equipment                1,886        702
                                                           --------   --------
  Net cash used in investing activities                     (65,740)   (87,013)
                                                           --------   --------

Cash flows from financing activities:
  Treasury stock purchases                                  (49,165)        --
  Proceeds from exercise of stock options                       837     15,941
  Principal payments under long-term debt and other
     Long-term obligations                                  (22,577)    (3,565)
  Proceeds from issuance of long-term debt                   30,000         --
  Dividends on common stock                                    (668)      (664)
                                                           --------   --------
  Net cash (used in) provided by financing activities       (41,573)    11,712
                                                           --------   --------

Net (decrease) increase in cash and cash equivalents        (61,150)     1,527

Cash and cash equivalents, beginning of period               62,593     64,933
                                                           --------   --------

Cash and cash equivalents, end of period                   $  1,443   $ 66,460
                                                           ========   ========

Supplemental  disclosures  of cash flow  information:
 Cash paid  during the six months for:
  Interest                                                 $  2,247   $  2,387
  Income taxes                                               26,735     29,180

See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

    The condensed consolidated balance sheet as of January 29, 1999 and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 29, 1999 and January 30, 1998, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

    These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

    Deloitte & Touche LLP, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ------------

    The provision for income taxes for the quarter and six-month period ended January 29, 1999 has been computed based on management's estimate of the tax rate for the entire fiscal year of 36.9%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rate for both the quarter and six-month period ended January 30, 1998 and for the entire fiscal year of 1998 was 36.8%.

3.  Seasonality
    -----------

    The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and six-month period ended January 29, 1999 cannot be considered indicative of the operating results for the full fiscal year.

4.  Earnings per Share and Weighted Average Shares
    ----------------------------------------------

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Weighted average basic shares for the quarters ended January 29, 1999 and January 30, 1998 were 60,935,624 and 61,606,857, respectively. Weighted average basic shares for the six-month periods ended January 29, 1999 and January 30, 1998 were 61,543,081 and 61,442,750, respectively. Weighted average diluted shares for the quarters ended January 29, 1999 and January 30, 1998 were 61,254,090 and 62,759,943, respectively. Weighted average diluted shares for the six-month periods ended January 29, 1999 and January 30, 1998 were 61,960,600 and 62,543,153, respectively.

5.  Recent Accounting Pronouncements Adopted
    ----------------------------------------

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 specifies how to report and display comprehensive income and its components. This statement is effective for fiscal years beginning after December 15, 1997, with restatement of all prior periods shown. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999. There is no difference between comprehensive income and net income as reported by the Company for all periods shown. In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires the disclosure of certain information about operating segments in the financial statements. The statement is effective for fiscal years beginning after December 15, 1997, with restatement of all prior periods shown if not impracticable to do so. The Company adopted SFAS No. 131 in the first quarter of fiscal 1999. SFAS No. 131 requires no disclosure in interim periods in fiscal 1999, but will require interim disclosure in fiscal 2000. SFAS No. 131 will require disclosure in the Company's financial statements in its fiscal 1999 annual report.

6.  Subsequent Event
    ----------------

    On February 16, 1999, the Company completed its merger and acquisition of Logan's Roadhouse, Inc. (formerly traded on the Nasdaq National Market under the symbol RDHS) for $24.00 cash per share of RDHS common stock. The total acquisition cost was approximately $180 million which was net of approximately $9 million received from the exercise of vested and accelerated Logan's
Roadhouse, Inc. employee and director stock options at the time of the acquisition. The acquisition will be accounted for using the purchase method of accounting by applying the applicable provisions of Accounting Principles Board Opinion No. 16.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All dollar amounts reported or discussed in Item 2 are shown in thousands. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. Those, and similar statements are forward-looking statements that involve risks, uncertainties and other factors which may cause the actual performance of CBRL Group, Inc. to differ materially from those expressed or implied by such statements. Factors which will affect actual results include, but are not limited to: the availability and costs of acceptable sites for development; the ability of the Company to retain qualified employees, and to recruit and train restaurant personnel in its expansion locations; the acceptance of the Cracker Barrel Old Country Store(R), Logan's Roadhouse(R) and Carmine Giardini's Gourmet Market(TM) and restaurant concepts as the Company continues to expand into new geographic regions; continued successful acquisition of additional concepts to expand; successful development of new and regional menu items; the continued success of the Company's frequency-based Cracker Barrel Old Country Store Neighborhood(R) program; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety and other areas affected by governmental actions, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. In addition, the Company discusses certain Year 2000 issues based on a "reasonably likely worst case." That discussion necessarily relies on assumptions which are not related to existing facts, and it must be expected that actual circumstances and their effects on the Company will differ.

Results of Operations

     The   following   table   highlights   operating   results  by   percentage
relationships to total net sales for the quarter and six-month period ended January 29, 1999 as compared to the same periods a year ago:


                                     Quarter Ended          Six Months Ended
                                 January 29, January 30, January 29, January 30,
                                    1999        1998        1999        1998
                                    ----        ----        ----        ----

Net sales:
    Restaurant                       69.5%      72.1%       73.0%       74.8%
    Retail                           30.5       27.9        27.0        25.2
                                    -----      -----       -----       -----

        Total net sales             100.0      100.0       100.0       100.0

    Cost of goods sold               37.9       36.3        35.9        35.2
                                    -----      -----       -----       -----
    Gross profit                     62.1       63.7        64.1        64.8
    Labor & related expenses         33.7       33.1        33.7        33.5
    Other store operating expenses   15.9       15.4        15.6        15.2
                                    -----      -----       -----       -----
    Store operating income           12.5       15.2        14.8        16.1

    General and administrative        5.0        5.2         5.2         5.1
                                    -----      -----       -----       -----
    Operating income                  7.5       10.0         9.6        11.0

    Income expense                    0.3        0.2         0.2         0.3
    Interest income                   0.1        0.2         0.1         0.2
                                    -----      -----       -----       -----

    Pretax income                     7.3       10.0         9.5        10.9
    Provision for income taxes        2.7        3.7         3.5         4.0
                                    -----      -----       -----       -----

    Net income                        4.6%       6.3%        6.0%        6.9%
                                    =====      =====       =====       =====


                            Same Store Sales Analysis
                                307 Store Average

                                 Quarter Ended            Six Months Ended
                             January 29, January 30,   January 29, January 30,
                                1999        1998          1999        1998
                                ----        ----          ----        ----

Restaurant                     $694.7      $719.1      $1,449.3     $1,489.2
Retail                          294.1       276.4         516.9        499.8
                               ------      ------      --------     --------

Restaurant & retail            $988.8      $995.5      $1,966.2     $1,989.0
                               ======      ======      ========     ========

Sales
-----

     Net sales for the second quarter of fiscal 1999 increased 14% compared to last year's second quarter. Same store restaurant sales decreased 3.4% and same store retail sales increased 6.3%, for a total same store sales (restaurant and retail) decrease of 0.7%. Same store restaurant sales decreased primarily due to decreases in customer traffic of approximately 7%, partially offset by an effective 3.8% menu price increase for the quarter. Same store retail sales increased primarily due to an improved assortment of retail items in the stores versus the prior year and a significant increase in the sale of marked-down seasonal merchandise after Christmas versus the prior year. This increase was partially offset due to the decrease in restaurant customer traffic of approximately 7%. New stores accounted for the balance of the second quarter net sales increase.

     Net sales for the six-month  period ended  January 29, 1999,  increased
13% compared to the six-month period ended January 30, 1998. Same store restaurant sales decreased 2.7% and same store retail sales increased 3.4%, for a total same store sales (restaurant and retail) decrease of 1.1%. Same store restaurant sales decreased primarily due to decreases in customer traffic of approximately 7%, partially offset by an effective 4.0% menu price increase for the six-month period. Same store retail sales increased primarily due to an improved assortment of retail items in the stores versus the prior year and a significant increase in the sale of marked-down seasonal merchandise after Christmas versus the prior year. This increase was partially offset due to the decrease in restaurant customer traffic of approximately 7%. New stores accounted for the balance of the six-month period net sales increase.

Cost of Goods Sold
------------------

     Cost of goods sold as a percentage of net sales for the quarter ended January 29, 1999 increased to 37.9% from 36.3% in the second quarter of last year. This increase was primarily due to the significant increase in markdowns of seasonal merchandise after Christmas versus the prior year, an increasing mix of retail sales, which have a higher cost of goods than restaurant sales, higher retail shrinkage in the second quarter of fiscal 1999 versus the same period a year ago and increases in dairy prices.

     Cost of goods sold as a percentage of net sales for the six-month period ended January 29, 1999 increased to 35.9% from 35.2% for the six-month period ended January 30, 1998. This increase was primarily due to the significant increase in markdowns of seasonal merchandise after Christmas versus the prior year, an increasing mix of retail sales, which have a higher cost of goods than restaurant sales, higher retail shrinkage in the first six months of fiscal 1999 versus the same period a year ago and increases in dairy prices. This increase was partially offset due to improved initial mark-ons for retail merchandise.

Labor and Related Expenses
--------------------------

     Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and related expenses as a percentage of net sales increased to 33.7% in the second quarter this year from 33.1% last year. This increase was primarily due to increased restaurant labor hours to improve guest service and hourly wage inflation at the stores of approximately 4%. This increase was partially offset by lower bonus payouts under the store-level bonus program.

     Labor and related expenses as a percentage of net sales increased to 33.7% in the six-month period ended January 29, 1999 from 33.5% in the six-month period ended January 30, 1998. This increase was primarily due to increased restaurant labor hours to improve guest service and hourly wage inflation at the stores of approximately 4%. This increase was partially offset by lower bonus payouts under the store-level bonus program.

Other Store Operating Expenses
------------------------------

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation and amortization. Other store operating expenses as a percentage of net sales increased to 15.9% in the second quarter of fiscal 1999 from 15.4% in the second quarter of last year. This increase was primarily due to higher maintenance and manager moving costs versus the prior year.

     Other store operating expenses as a percentage of net sales increased to 15.6% for the six-month period ended January 29, 1999 from 15.2% in the six-month period ended January 30, 1998. This increase was primarily due to higher maintenance and manager moving costs versus the prior year.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses as a percentage of net sales decreased to 5.0% in the second quarter of fiscal 1999 from 5.2% in the second quarter of last year. The primary reason for the decrease was a decrease in corporate bonus accruals versus the prior year partially offset by increased general and administrative expenses from the Company's recent acquisition of Carmine Giardini's Gourmet Market and La Trattoria Ristorante.

     General and administrative expenses as a percentage of net sales increased to 5.2% for the six-month period ended January 29, 1999 from 5.1% in the six-month period ended January 30, 1998. The primary reasons for the increase were the increased general and administrative expenses from the Company's recent acquisition of Carmine Giardini's Gourmet Market and La Trattoria Ristorante and the costs related to the holding company formation. This increase was partially offset by the decrease in corporate bonus accruals versus the prior year.

Interest Expense
----------------

     Interest expense increased to $911 in the second quarter of fiscal 1999 from $838 in the second quarter of last year. The increase primarily resulted from lower capitalized interest during the quarter as compared to last year due to the decrease in the number of stores under construction in the second quarter of fiscal 1999 versus the prior year. The decrease in stores under construction resulted from the Company's decision to decrease the new stores opened from 50 in fiscal 1998 to 40 in fiscal 1999.

     Interest expense decreased to $1,696 for the six-month period ended January 29, 1999 from $1,898 in the six-month period ended January 30, 1998. The decrease primarily resulted from lower average debt outstanding during the six-month period ended January 29, 1999 as compared to last year.

Interest Income
---------------

     Interest income decreased to $233 in the second quarter of fiscal 1999 from $697 in the second quarter of last year. The decrease was primarily due to lower average funds available for investment.

     Interest income decreased to $798 for the six-month period ended January 29, 1999 from $1,517 in the six-month period ended January 30, 1998. The decrease was primarily due to lower average funds available for investment.

Recent Accounting Pronouncements Not Yet Adopted
------------------------------------------------

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 specifies how to report and display derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements upon adoption. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use." SOP 98-1 provides guidance on when costs incurred for internal-use computer software are capitalized or expensed and guidance on whether computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and applies to internal-use software costs incurred for all projects, including those in progress upon initial application of the SOP. The Company is currently evaluating the effect that SOP 98-1 will have on the Company's consolidated financial statements upon adoption. In April 1998, SOP 98-5, "Reporting of the Costs of Start-up Activities," was issued. SOP 98-5 requires that the Company expense start-up costs of new stores as incurred rather than when the store opens as is the Company's current practice. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effect that SOP 98-5 will have on the Company's consolidated financial statements upon adoption. The Company does not expect the adoption of either SOP 98-1 or SOP 98-5 to have a material effect on the Company's consolidated financial statements.

Year 2000
---------

     Many software applications and computer operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems used by the Company or by its material suppliers to properly recognize the dates beginning in the Year 2000 could result in miscalculations or systems failures which potentially could have an adverse effect on the Company's operations.

     The Company's Year 2000 preparations began in fiscal 1998. The preparations include identification, assessment, and testing of all Company software, hardware and equipment that could be affected by the Year 2000 issue and remedial action, where necessary, followed by further testing. Analysis to identify internal Year 2000 deficiencies is in process and an inventory of systems designated as critical has been developed. As the Year 2000 remediation efforts progress, the Company will first focus, wherever possible, on those systems designated critical. The Company has completed the Year 2000 analysis and has begun correction of deficiencies found with completion of the remediation efforts anticipated by September 30, 1999. The Company's estimated total cost of analysis and remediation of the Year 2000 issues is not anticipated to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has also contacted critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such suppliers' failures to resolve their own Year 2000 compliance issues. To assess the Year 2000 risks to the Company's continuity of supply of products and services, an inventory of significant vendors has been compiled. These vendors were sent letters and questionnaires requesting information as to the status of their Year 2000 readiness and certification that their information systems are Year 2000 compliant. Based on responses received from most of these vendors, it appears that Year 2000 issues are being addressed. The Company has not verified the contents, nor is it the source, of Year 2000 statements incorporated, or relied upon by the Company, in this disclosure from persons or entities other than the Company. The Company is continuing to pursue responses from significant vendors that have not responded to date and will discuss with them any material Year 2000 concerns that are identified.

     The Company anticipates timely completion of the internal Year 2000 readiness efforts. However, if new systems cannot be implemented on a timely basis, modifications to existing systems cannot be accomplished on a timely basis, information technology resources do not remain available, or other unanticipated events occur, there could be material adverse effects on the Company's consolidated financial position, results of operations and cash flows. As part of the Year 2000 readiness efforts, the Company is developing contingency plans to identify activities which will need to be performed in the event of internal systems failures. The contingency plans are expected to be completed by July 31, 1999. Although the Company has not yet been informed of material Year 2000 issues by its significant vendors, there is no assurance that these vendors will be Year 2000 compliant on a timely basis. Similarly, the Company has no reliable information concerning the expected Year 2000 effects on the nation's securities markets, banking system, utilities and other infrastructure. The Company therefore relies generally on the ability of the federal government and its agencies, such as the Internal Revenue Service and Securities and Exchange Commission to effectively address such issues on a national scale. Unanticipated failures or significant delays in furnishing products or services by significant vendors or general public infrastructure service providers could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Where practicable, the Company is assessing and attempting to mitigate its risks with respect to the failure of its significant vendors and public infrastructure to be Year 2000 ready as part of its contingency planning. In the worst case reasonably to be expected, assuming that the nation's financial system and overall public infrastructure continues to operate substantially as they had prior to the Year 2000, some of the Company's internal systems may fail to operate properly and some of its significant vendors may fail to perform effectively or may fail to timely or completely deliver products. In those circumstances, the Company expects to be able to conduct all of its necessary business operations manually and to obtain necessary products from alternative vendors and business operations would generally continue; however, there would be some disruption which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has no basis upon which to reasonably analyze the psychological or other direct or indirect effects on its guests, and consumers generally, from Year 2000 issues or experiences unrelated to the Company. The actual effect, if any, on the Company's consolidated financial position, results of operations or cash flows from the failure of its internal systems or of its significant vendors to be Year 2000 ready can not be reasonably predicted.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities provided net cash of $46,163 for the six-month period ended January 29, 1999. All of this cash was provided by net income adjusted for depreciation and amortization. Such cash provided was reduced by increases in inventories, increases in other current assets, increases in other assets, decreases in accounts payable and decreases in other current liabilities.

     Capital expenditures were $67,626 for the six-month period ended January 29, 1999. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $397 and $801 for the quarter and six-month period ended January 29, 1999 as compared to $599 and $986 for the quarter and six-month period ended January 30, 1998, respectively. This difference was primarily due to the decrease in the number of stores under construction in the second quarter of fiscal 1999 versus the prior year. The decrease in stores under construction resulted from the Company `s decision to slow its expansion to 40 new stores opened in fiscal 1999 as compared to 50 new units opened in fiscal 1998.

     The Company's internally generated cash along with cash at July 31, 1998 and a $10,000 net draw under the revolver were sufficient to finance all of its stock buyback program and all of its growth in the first six months of fiscal 1999.

     On September 9, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 3 million shares of the Company's common stock. This will allow the Company to repurchase approximately 5% of the 62.5 million shares outstanding. The purchases are to be made from time to time in the open market at prevailing market prices. One effect of the share repurchase will be to minimize dilution to existing shareholders as shares are issued under the Company's Stock Option Plan. As of January 29, 1999, the Company has purchased a total of 2,067,500 shares. The Company expects to complete the purchase of substantially all of the remaining 932,500 shares authorized by the Board of Directors by the end of March 1999. On February 26, 1999, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 3 million shares of the Company's common stock. This authorization increases the Company's stock buyback program to a total of approximately 10% of the approximately 60 million shares outstanding. The Company plans to begin repurchases under this second authorization upon completion of the first 3 million share buyback program. The Company estimates that its capital expenditures for fiscal 1999 will be approximately $165,000, substantially all of which will be land purchases and the construction of new stores. On February 16, 1999, the Company completed its merger and acquisition of Logan's Roadhouse, Inc. for $24 cash per share or approximately $179,000, excluding deal costs. (See Note 6.) In order to finance this acquisition and the Company's additional 3 million share buyback authorization, the Company refinanced its $50,000 term loan and $75,000 revolving credit facility which increased the rate on the Company's $50,000 term loan to a fixed interest rate of 7.11% based on a 75 basis point increase in the Company's credit spread, but still due on its original maturity date of December 1, 2001. The credit spread increase is primarily due to changes in the credit markets as compared to the credit spread environment two years ago when the Company entered into the $125,000 bank credit facility. As part of the February 16, 1999 bank facility refinancing, the Company increased the total bank credit facility to $350,000 from $125,000. On February 16, 1999, the Company received net proceeds of $200,000 from its revolving credit facility at a variable rate of approximately 6%. Management believes that cash at January 29, 1999, along with cash generated from the Company's operating activities and its available $90,000 revolver, will be sufficient to finance its continued operations, the completion of its combined 6 million share stock buyback program and its continued expansion plans through fiscal 2000.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. as of January 29, 1999, and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 29, 1999 and January 30, 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CBRL Group, Inc. (formerly Cracker Barrel Old Country Store, Inc.) as of July 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 9, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
March 11, 1999

                                     PART II


Item 1.      Legal Proceedings
             -----------------
                   None.


Item 2.      Changes in Securities
             ---------------------
                   None.


Item 3.      Defaults Upon Senior Securities
             -------------------------------
                   None.


Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
             (a)   The Annual Meeting of shareholders was held November 24,
                   1998.

             (b) Election of Directors: Reported in the Registrant's Form 10-Q quarterly report for the period ended October 30, 1998.

             (c) Other Matters: Reported in the Registrant's Form 10-Q quarterly report for the period ended October 30, 1998.

Item 5.      Other Information
             -----------------
                   None.


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             (a) The following exhibits are filed pursuant to Item 601 of Regulation S-K

                   (15)Letter regarding unaudited financial information.

             (b)   The Company filed a Current Report on
                   Form 8-K on December 17, 1998 pursuant to Item 5 of such form to announce an agreement to purchase all of the issued and outstanding capital stock of Logan's Roadhouse, Inc. The Company filed a Current Report on Form 8-K on January 15, 1999 pursuant to Item 5 of such form to announce the completion of the formation of the Company's holding company structure.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date:  3/11/99       By /s/Michael A. Woodhouse
       -------          ---------------------------------------------
                        Michael A. Woodhouse, Chief Financial Officer



Date:  3/11/99       By /s/Patrick A. Scruggs
       -------          ---------------------------------------------
                        Patrick A. Scruggs, Assistant Treasurer

March 11, 1999



CBRL Group, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CBRL Group, Inc. for the quarters and six-month periods ended January 29, 1999 and January 30, 1998, as indicated in our report dated March 11, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended January 29, 1999, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482 and 333-01465 on Forms S-8 and Registration Statement Nos. 33-59582 and 333-74363 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee