Form 10-Q
period 1999-04-30
CBRL GROUP INC
filed 1999-06-04
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 30, 1999

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

                                    Yes X No


                        58,559,820 Shares of Common Stock
                         Outstanding as of May 28, 1999

                                                         PART I

Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                       April 30,       July 31,
                                                         1999           1998*
                                                         ----           -----
ASSETS
Current assets:
 Cash and cash equivalents                            $   16,375       $ 62,593
 Receivables                                               7,345          5,192
 Inventories                                             103,114         91,609
 Prepaid expenses                                          6,588          5,432
                                                      ----------       --------
  Total current assets                                   133,422        164,826
                                                      ----------       --------
 Property and equipment, net                             984,920        812,321
 Other assets                                            121,752         14,961
                                                      ----------       --------

  Total assets                                        $1,240,094       $992,108
                                                      ==========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $   60,387       $ 38,212
 Accrued expenses                                         64,329         63,110
 Current portion of long-term debt                         2,500          2,500
 Current portion of other long-term obligations              200            200
                                                      ----------       --------
  Total current liabilities                              127,416        104,022
                                                      ----------       --------

 Long-term debt                                          307,000         59,500
 Other long-term obligations                              27,088         25,212

 Shareholders' equity:
  Common stock - $.50 par value, authorized               31,263         31,240
  150,000,000 shares, issued 62,526,158 at
  April 30, 1999 and 62,480,775 at July 31, 1998
 Additional paid-in capital                              252,104        251,236
 Retained earnings                                       577,836        520,898
                                                      ----------       --------
                                                         861,203        803,374

 Less treasury stock, at cost, 3,917,500 and
  0 shares, respectively                                 (82,613)            --
                                                      ----------       --------

  Total shareholders' equity                             778,590        803,374
                                                      ----------       --------

 Total liabilities and shareholders' equity           $1,240,094       $992,108
                                                      ==========       ========

 See notes to condensed consolidated financial statements.
 (*)This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 31, 1998.

                                       CBRL GROUP, INC.
                          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (In thousands, except per share data)
                                         (Unaudited)

                                        Quarter Ended          Nine Months Ended
                                        -------------          -----------------
                                    April 30,     May 1,     April 30,       May 1,
                                      1999         1998        1999           1998
                                      ----         ----        ----           ----

Net sales:
 Restaurant                         $303,447     $248,078   $  828,934     $722,445
 Retail                               81,970       69,286      275,906      229,464
                                    --------     --------   ----------     --------
  Total net sales                    385,417      317,364    1,104,840      951,909
 Franchise fees and royalties            120           --          120           --
                                    --------     --------   ----------     --------
  Revenue                            385,537      317,364    1,104,960      951,909

Cost of goods sold                   129,580      107,422      387,799      330,549
                                    --------     --------   ----------     --------
Gross profit                         255,957      209,942      717,161      621,360

Labor & related expenses             136,369      108,015      378,866      320,729
Other store operating expenses        69,157       47,785      181,208      143,927
                                    --------     --------   ----------     --------
Store operating income                50,431       54,142      157,087      156,704

General and administrative            22,362       15,427       59,323       47,975
Amortization of goodwill                 878           53        1,190           53
                                    --------     --------   ----------     --------
Operating income                      27,191       38,662       96,574      108,676

Interest expense                       3,589          262        5,285        2,159
Interest income                          104          754          902        2,270
                                    --------     --------   ----------     --------
Pretax income                         23,706       39,154       92,191      108,787

Provision for income taxes             9,014       14,409       34,283       40,034
                                    --------     --------   ----------     --------
Net income                          $ 14,692     $ 24,745   $   57,908     $ 68,753
                                    ========     ========   ==========     ========

Earnings per share:
 Basic                              $    .25     $    .40   $      .95     $   1.12
                                    ========     ========   ==========     ========
 Diluted                            $    .25     $    .39   $      .95     $   1.09
                                    ========     ========   ==========     ========

Weighted average shares:
 Basic                                59,619       62,037       60,902       61,641
                                    ========     ========   ==========     ========
 Diluted                              59,798       63,578       61,240       62,888
                                    ========     ========   ==========     ========

Dividends per share                 $   .005     $   .005   $     .015     $   .015
                                    ========     ========   ==========     ========

See  notes  to  condensed  consolidated  financial statements.

                                CBRL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                           Nine Months Ended
                                                           -----------------
                                                         April 30,      May 1,
                                                           1999          1998
                                                           ----          ----

Cash flows from operating activities:
 Net income                                              $  57,908    $  68,753
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                           39,911       32,266
    Loss on disposition of property and equipment                7          242
  Changes in assets and liabilities, net of effects
   from acquisition:
    Inventories                                            (10,742)      (3,550)
    Other assets                                            (2,511)      (1,060)
    Accounts payable                                        18,363        3,800
    Other current assets and liabilities                    (6,322)       7,033
                                                         ---------    ---------
 Net cash provided by operating activities                  96,614      107,484
                                                         ---------    ---------

Cash flows from investing activities:
 Proceeds from maturities of investments                        --        1,666
 Purchase of property and equipment                       (115,971)    (141,762)
 Cash paid for acquisition, net of cash acquired          (182,392)      (1,886)
 Proceeds from sale of property and equipment                2,114        2,968
                                                         ---------    ----------
 Net cash used in investing activities                    (296,249)    (139,014)
                                                         ---------    ----------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt                  330,000           --
 Proceeds from exercise of stock options                       891       22,868
 Principal payments under long-term debt and other
  long-term obligations                                    (93,891)      (3,698)
 Treasury stock purchases                                  (82,613)          --
 Dividends on common stock                                    (970)        (974)
                                                         ---------    ---------
 Net cash provided by financing activities                 153,417       18,196
                                                         ---------    ---------

Net decrease in cash and cash equivalents                  (46,218)     (13,334)

Cash and cash equivalents, beginning of period              62,593       64,933
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $  16,375    $  51,599
                                                         =========    =========

Supplemental disclosures of cash flow information:
 Cash paid during the nine months for:
  Interest                                               $   5,415    $   3,217
  Income taxes                                              32,369       36,595

See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

     The condensed consolidated balance sheet as of April 30, 1999 and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended April 30, 1999 and May 1, 1998, have been prepared by CBRL Group, Inc. (the "Company"), without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

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

2.  Income Taxes
    ------------

     The provisions for income taxes for the quarter and nine-month period ended April 30, 1999 were 38.0% and 37.2%, respectively. Management's estimate of the tax rate for the entire fiscal year was 36.9% through the second quarter; however, the tax rate has now been computed based on management's estimate of the tax rate for the entire fiscal year of 37.4%. The increase in the estimated tax rate is the result of the acquisition of Logan's Roadhouse, Inc. and the non-deductibility of the amortization of the related goodwill. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rate for both the quarter and nine-month period ended May 1, 1998 and for the entire fiscal year of 1998 was 36.8%.

3.  Seasonality
    -----------

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and nine-month period ended April 30, 1999 cannot be considered indicative of the operating results for the full fiscal year.

4.  Earnings per Share and Weighted Average Shares
    ----------------------------------------------

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Weighted average basic shares for the quarters ended April 30, 1999 and May 1, 1998 were 59,618,515 and 62,036,562, respectively. Weighted average basic shares for the nine-month periods ended April 30, 1999 and May 1, 1998 were 60,901,559 and 61,640,687, respectively. Weighted average diluted shares for the quarters ended April 30, 1999 and May 1, 1998 were 59,797,560 and 63,577,952, respectively. Weighted average diluted shares for the nine-month periods ended April 30, 1999 and May 1, 1998 were 61,239,587 and 62,888,086, respectively.

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

6.  Acquisition of wholly-owned subsidiary
    --------------------------------------

     On February 16, 1999, the Company acquired all of the capital stock of Logan's Roadhouse, Inc. for cash of $24 per share or approximately $188,039, excluding transaction costs. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $103,994 and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years. The amount of goodwill amortization in the third quarter was $721.

     The net purchase price was allocated as follows:

           Current assets, net of cash acquired           $   3,329
           Property and equipment                            97,470
           Other assets                                         286
           Goodwill                                         103,994
           Liabilities assumed                              (22,687)
                                                          ---------
           Purchase price, net of cash received           $ 182,392
                                                          =========

     The operating results of this acquired business have been included in the consolidated statement of income from the date of the acquisition. On the basis of a proforma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1998 rather than at February 16, 1999, consolidated revenue, pretax income, net income and earnings per share would not have been materially different from the reported amounts for fiscal 1998 and 1999 and are shown in the table below. Such proforma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1998.

                            Quarter Ended         Nine Months Ended
                            -------------         -----------------
                          April 30,   May 1,     April 30,      May 1,
                            1999       1998        1999          1998
                            ----       ----        ----          ----
   Consolidated revenue   $385,537   $344,073   $1,156,963   $1,011,411
   Pretax income            23,706     38,998       91,222      106,385
   Net income               14,692     24,384       56,589       66,538
   Earnings per share:
   Basic                  $    .25   $    .39   $      .93   $     1.08
   Diluted                $    .25   $    .38   $      .92   $     1.06


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

Results of Operations

     The   following   table   highlights   operating   results  by   percentage
relationships to total net sales for the quarter and nine-month period ended April 30, 1999 as compared to the same periods a year ago:

                                     Quarter Ended          Nine Months Ended
                                     -------------          -----------------
                                   April 30,   May 1,      April 30,     May 1,
                                     1999       1998         1999         1998
                                     ----       ----         ----         ----
Net sales:
     Restaurant                      78.7%      78.2%        75.0%        75.9%
     Retail                          21.3       21.8         25.0         24.1
                                    -----      -----        -----        -----
       Total net sales              100.0      100.0        100.0        100.0
     Franchise fees and royalties      --         --           --           --
                                    -----      -----        -----        -----
       Revenue                      100.0      100.0        100.0        100.0

     Cost of goods sold              33.6       33.8         35.1         34.7
                                    -----      -----        -----        -----
     Gross profit                    66.4       66.2         64.9         65.3

     Labor & related expenses        35.4       34.0         34.3         33.7
     Other store operating expenses  17.9       15.1         16.4         15.1
                                    -----      -----        -----        -----
     Store operating income          13.1       17.1         14.2         16.5

     General and administrative       5.8        4.9          5.4          5.1
     Amortization of goodwill         0.2         --          0.1           --
                                    -----      -----        -----        -----
     Operating income                 7.1       12.2          8.7         11.4

     Income expense                   0.9        0.1          0.5          0.2
     Interest income                   --        0.2          0.1          0.2
                                    -----      -----        -----        -----

     Pretax income                    6.2       12.3          8.3         11.4
     Provision for income taxes       2.4        4.5          3.1          4.2
                                    -----      -----        -----        -----

     Net income                       3.8%       7.8%         5.2%         7.2%
                                    =====      =====        =====        =====

                                Average Same Store Sales Analysis
                                ---------------------------------

                            Quarter Ended         Nine Months Ended
                          April 30,   May 1,     April 30,     May 1,
                            1999       1998        1999         1998
                            ----       ----        ----         ----
Cracker Barrel
 (Number of same stores)      307        307          283          283
    Restaurant             $717.9     $736.2     $2,191.9     $2.245.2
    Retail                  206.5      202.0        727.6        705.6
                           ------     ------     --------     --------

    Restaurant & retail    $924.4     $938.2     $2,919.5     $2,950.8
                           ======     ======     ========     ========

Logan's Roadhouse
 (Number of same stores)       22        N/A          N/A          N/A


    Restaurant             $814.8        N/A          N/A          N/A
                           ======

Revenue
-------

     Revenue for the third quarter of fiscal 1999 increased 21% compared to last year's third quarter. At the Cracker Barrel concept, same store restaurant sales decreased 2.5% and same store retail sales increased 2.2%, for a total net same store sales (restaurant and retail) decrease of 1.5%. Same store restaurant sales decreased primarily due to decreases in customer traffic of approximately 4%, partially offset by an effective 1.4% menu price increase for the quarter. Same store retail sales increased primarily due to an improved assortment of retail items in the stores versus the prior year, partially offset by the decrease in restaurant customer traffic of approximately 4%. Revenue at the recently acquired Logan's Roadhouse concept and sales from new Cracker Barrel stores accounted for the balance of the third quarter revenue increase.

     Revenue for the nine-month period ended April 30, 1999, increased 16% compared to the nine-month period ended May 1, 1998. At the Cracker Barrel concept, same store restaurant sales decreased 2.4% and same store retail sales increased 3.1%, for a total net same store sales (restaurant and retail) decrease of 1.1%. Same store restaurant sales decreased primarily due to decreases in customer traffic of approximately 6%, partially offset by an effective 3.0% menu price increase for the nine-month period. Same store retail sales increased primarily due to an improved assortment of retail items in the stores versus the prior year and a significant increase in the sale of marked-down seasonal merchandise after Christmas versus the prior year, partially offset by the decrease in restaurant customer traffic of approximately 6%. Revenue at the recently acquired Logan's Roadhouse concept and sales from new Cracker Barrel stores accounted for the balance of the nine-month period revenue increase.

Cost of Goods Sold
------------------

     Cost of goods sold as a percentage of revenue for the quarter ended April 30, 1999 decreased to 33.6% from 33.8% in the third quarter of last year. This decrease was primarily due to lower retail shrinkage in the third quarter of fiscal 1999 versus the same period a year ago, decreases in hog complex prices and the benefit to cost of goods sold from the inclusion of Logan's Roadhouse, which has lower cost of goods sold as a percentage of revenue than Cracker Barrel. These decreases were partially offset by an increasing mix of retail sales which have a higher cost of goods than restaurant sales and increases in dairy prices.

     Cost of goods sold as a percentage of revenue for the nine-month period ended April 30, 1999 increased to 35.1% from 34.7% for the nine-month period ended May 1, 1998. This increase was primarily due to the significant increase in markdowns of seasonal merchandise after Christmas versus the prior year at Cracker Barrel, an increasing mix of retail sales, which have a higher cost of goods than restaurant sales, and increases in dairy prices. These increases were partially offset due to improved initial mark-ons for retail merchandise and decreases in hog complex prices.

Labor and Related Expenses
--------------------------

     Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and related expenses as a percentage of revenue increased to 35.4% in the third quarter this year from 34.0% last year. This increase was primarily due to increased Cracker Barrel restaurant labor hours to improve guest service and hourly wage inflation at the Cracker Barrel stores of approximately 4%. This increase was partially offset due to lower bonus payouts under the Cracker Barrel store-level bonus program and the benefit to labor from adding Logan's Roadhouse, which has lower labor as a percentage of revenue than Cracker Barrel.

     Labor and related expenses as a percentage of revenue increased to 34.3% in the nine-month period ended April 30, 1999 from 33.7% in the nine-month period ended May 1, 1998. This increase was primarily due to increased Cracker Barrel restaurant labor hours to improve guest service and hourly wage inflation at the Cracker Barrel stores of approximately 4%. This increase was partially offset due to lower bonus payouts under the Cracker Barrel store-level bonus program and the benefit to labor from adding Logan's Roadhouse, which has lower labor as a percentage of revenue than Cracker Barrel.

Other Store Operating Expenses
------------------------------

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation. Other store operating expenses as a percentage of revenue increased to 17.9% in the third quarter of fiscal 1999 from 15.1% in the third quarter of last year. This increase was primarily due to the incremental Cracker Barrel advertising expense, which resulted from increased television and radio advertising and other general advertising programs, higher Cracker Barrel store maintenance costs and the effect of lower sales volumes on fixed costs as a percentage of revenue at Cracker Barrel.

     Other store operating expenses as a percentage of revenue increased to 16.4% for the nine-month period ended April 30, 1999 from 15.1% in the nine-month period ended May 1, 1998. This increase was primarily due to the incremental Cracker Barrel advertising expense, which resulted from increased television and radio advertising and other general advertising programs, higher Cracker Barrel store maintenance costs and the effect of lower sales volumes on fixed costs as a percentage of revenue at Cracker Barrel.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses as a percentage of revenue increased to 5.8% in the third quarter of fiscal 1999 from 4.9% in the third quarter of last year. The primary reason for the increase was higher Cracker Barrel manager trainee costs as a result of increased manager turnover in prior quarters. This increase was partially offset due to the decrease in corporate bonus accruals versus the prior year.

     General and administrative expenses as a percentage of revenue increased to 5.4% for the nine-month period ended April 30, 1999 from 5.1% in the nine-month period ended May 1, 1998. The primary reasons for the increase were higher Cracker Barrel manager trainee costs, the increased general and administrative expenses from the Company's acquisition of Carmine Giardini's Gourmet Market and La Trattoria Ristorante and the costs related to the holding company formation. This increase was partially offset due to the decrease in corporate bonus accruals versus the prior year.

Interest Expense
----------------

     Interest expense increased to $3,589 in the third quarter of fiscal 1999 from $262 in the third quarter of last year. The increase primarily resulted from higher average debt outstanding during the third quarter of fiscal 1999 versus the prior year. The increase in average debt outstanding primarily resulted from the Company's borrowings to acquire Logan's Roadhouse, Inc. and to repurchase shares under the Company's stock buyback programs.

     Interest expense increased to $5,285 for the nine-month period ended April 30, 1999 from $2,159 in the nine-month period ended May 1, 1998. The increase primarily resulted from higher average debt outstanding during the nine-month period ended April 30, 1999 as compared to last year. The increase in average debt outstanding primarily resulted from the Company's borrowings to acquire Logan's Roadhouse, Inc. and to repurchase shares under the Company's stock buyback programs.

Interest Income
---------------

     Interest income decreased to $104 in the third quarter of fiscal 1999 from $754 in the third quarter of last year. The decrease was primarily due to lower average funds available for investment.

     Interest income decreased to $902 for the nine-month period ended April 30, 1999 from $2,270 in the nine-month period ended May 1, 1998. The decrease was primarily due to lower average funds available for investment.

Recent Accounting Pronouncements Not Yet Adopted
------------------------------------------------

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 specifies how to report and display derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements upon adoption. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use." SOP 98-1 provides guidance on when costs incurred for internal-use computer software are capitalized or expensed and guidance on whether computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and applies to internal-use software costs incurred for all projects, including those in progress upon initial application of the SOP. The Company is currently evaluating the effect that SOP 98-1 will have on the Company's consolidated financial statements upon adoption. In April 1998, SOP 98-5, "Reporting of the Costs of Start-up Activities," was issued. SOP 98-5 requires that the Company expense start-up costs of new stores as incurred rather than when the store opens as is the Company's current practice. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effect that SOP 98-5 will have on the Company's consolidated financial statements upon adoption. The Company does not expect the adoption of either SOP 98-1 or SOP 98-5 to have a material effect on the Company's consolidated financial statements.

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

     The Company's Year 2000 preparations began in fiscal 1998. The preparations include identification, assessment, and testing of all Company software, hardware and equipment that could be affected by the Year 2000 issue and remedial action, where necessary, followed by further testing. Analysis to identify internal Year 2000 deficiencies is in process and an inventory of systems designated as critical has been developed. As the Year 2000 remediation efforts progress, the Company will first focus, wherever possible, on those systems designated critical. The Company has completed the Year 2000 analysis and has completed correction of approximately 90% of deficiencies found. Completion of the remediation efforts is anticipated by September 30, 1999. The Company's estimated total cost of analysis and remediation of the Year 2000 issues is not anticipated to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities provided net cash of $96,614 for the nine-month period ended April 30, 1999. All of this cash was provided by net income adjusted for depreciation and amortization. Such cash provided was reduced by increases in inventories, increases in other current assets, increases in other assets and decreases in other current liabilities partially offset by increases in accounts payable.

     Capital expenditures were $115,971 for the nine-month period ended April 30, 1999. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $400 and $1,261 for the quarter and nine-month period ended April 30, 1999 as compared to $563 and $1,549 for the quarter and nine-month period ended May 1, 1998, respectively. This decrease was primarily due to the decrease in the number of stores under construction in the third quarter of fiscal 1999 versus the prior year. The decrease in stores under construction resulted from the Company's decision to slow its expansion to 40 new Cracker Barrel stores opened in fiscal 1999 as compared to 50 new Cracker Barrel stores opened in fiscal 1998. This decrease in capitalized interest was partially offset due to acquisition of Logan's Roadhouse, Inc. during the third quarter and the related capitalized interest on its new stores under construction.

     The Company's internally generated cash along with cash at July 31, 1998 and its available revolver were not sufficient to finance all of its stock buyback programs, the acquisition of Logan's Roadhouse, Inc. and new store growth of its Cracker Barrel and Logan's Roadhouse concepts in the first nine months of fiscal 1999. As planned, the Company increased its bank facility from $125 million to $350 million during the third quarter.

     On September 9, 1998, the Company announced that the Board of Directors authorized the repurchase of up to 3 million shares of the Company's common stock which allowed the Company to repurchase approximately 5% of the approximately 62 million shares then outstanding. One effect of the share repurchase will be to minimize dilution to existing shareholders as shares are issued under the Company's Stock Option Plan. During March 1999, the Company completed the purchase of all of the 3 million shares authorized by the Board of Directors on September 9, 1998.

     On February 26, 1999, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 3 million shares of the Company's common stock. This authorization increases the Company's stock buyback program to a total of approximately 10% of the approximately 60 million shares then outstanding. The purchases are to be made from time to time in the open market at prevailing market prices. The Company began repurchases under this second authorization upon completion of the first 3 million share buyback program. As of April 30, 1999, the Company has purchased a total of 917,500 shares under the second stock buyback program. The Company expects to complete the purchase of substantially all of the remaining 2,082,500 shares authorized by the Board of Directors by the end of the first quarter of fiscal 2000.

     The Company estimates that its capital expenditures for fiscal 1999 will be approximately $165,000, substantially all of which will be land purchases and the construction of new stores.

     On February 16, 1999, the Company completed its merger and acquisition of Logan's Roadhouse, Inc. for $24 cash per share or approximately $188,039, excluding transaction costs. (See Note 6.) In order to finance this acquisition and the Company's additional 3 million share buyback authorization, the Company refinanced its $50,000 term loan and $75,000 revolving credit facility which increased the rate on the Company's $50,000 term loan to a fixed interest rate of 7.11% based on a 75 basis point increase in the Company's credit spread, but the term loan is still due on its original maturity date of December 1, 2001. The credit spread increase is primarily due to changes in the credit markets as compared to the credit spread environment two years ago when the Company entered into the $125,000 bank credit facility. As part of the February 16, 1999 bank facility refinancing, the Company increased the total bank credit facility to $350,000 from $125,000. On February 16, 1999, the Company received net proceeds of $200,000 from its revolving credit facility at a variable rate of approximately 6%. During the third quarter, the Company received net proceeds of an additional $40,000 from its revolving credit facility to fund its expansion and continue its share buyback program. Management believes that cash at April 30, 1999, along with cash generated from the Company's operating activities and its available $50,000 revolver, will be sufficient to finance its continued operations, the completion of its second 3 million share stock buyback program and its continued expansion plans through fiscal 2000.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of April 30, 1999, and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended April 30, 1999 and May 1, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CBRL Group, Inc. and subsidiaries (formerly Cracker Barrel Old Country Store, Inc.) as of July 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 9, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
June 4, 1999

                                     PART II


Item 1.           Legal Proceedings
                  -----------------
                           None.


Item 2.           Changes in Securities
                  ---------------------
                           None.


Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                           None.


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                           None.


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

                  (b) The Company filed a Current Report on Form 8-K on
                      March 5, 1999 pursuant to Item 5 of such form to announce the completion of the purchase of all of the issued and outstanding capital stock of Logan's Roadhouse, Inc. as of February 16, 1999. The Company filed a Current Report on Form 8-K on April 26, 1999 pursuant to Item 5 of such form to announce the resignation of the Company's President, Ronald N. Magruder as of April 12, 1999.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.




Date:  6/4/99       By /s/Michael A. Woodhouse
       ------          ---------------------------------------------
                       Michael A. Woodhouse, Chief Financial Officer




Date:  6/4/99       By /s/Patrick A. Scruggs
       ------          --------------------------------------------
                       Patrick A. Scruggs, Assistant Treasurer

June 4, 1999



CBRL Group, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CBRL Group, Inc. and subsidiaries for the quarters and nine-month periods ended April 30, 1999 and May 1, 1998, as indicated in our report dated June 4, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended April 30, 1999, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482 and 333-01465 on Form S-8 and Registration Statement Nos. 33-59582 and 333-74363 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee