Form 10-K405
period 1999-07-30
CBRL GROUP INC
filed 1999-10-26
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549
                         __________

                         FORM 10-K
(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934 (No Fee Required)

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from            to

For fiscal year ended               Commission file number
July 30, 1999                            0-7536

                        ____________

                    CBRL GROUP, INC.
(Exact name of registrant as specified in its charter)

Tennessee                                 62-1749513
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification Number)

Hartmann Drive, P.O. Box 787              37088-0787
Lebanon, Tennessee                        (Zip code)
(Address of principal executive offices)
                         _______________

       Registrant's telephone number, including area code:

                     (615)444-5533
                      _____________

     Securities registered pursuant to Section 12(b) of the Act:

                          None
                      _______________

    Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock
                     (Par Value $.01)
                      ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X     No  _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock held by nonaffiliates of the registrant is $801,015,870 as of September 24, 1999.

                        58,628,162
(Number of shares of common stock outstanding as of September 24, 1999.)



                  Documents Incorporated by Reference

Document from which Portions          Part of Form 10-K
are Incorporated by Reference         to which incorporated

1. Annual Report to Shareholders       Items 6, 7 and 8
for the fiscal year ended
July 30, 1999

2. Proxy Statement for Annual           Part III
Meeting of Shareholders
to be held November 23, 1999

Except for specific historical information, the matters discussed in this Form 10-K, as well as the Company's Annual Report to Shareholders for the year ended July 30, 1999 incorporated herein by reference, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of CBRL Group, Inc. to differ materially from those expressed or implied by those statements. Factors which will affect actual results include, but are not limited to: the availability and costs of acceptable sites for development; the effect of increased competition at Company locations on employee recruiting and retention, labor costs and restaurant sales; the ability of the Company to recruit, train and retain restaurant personnel; the acceptance of the Company's concepts as the Company continues to expand into new geographic regions; changes in or implementation of additional governmental rules and regulations; the effects of local or regional Year 2000-related computer failures on utilities and vendors serving the Company; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

                         PART I

ITEM 1. BUSINESS

OVERVIEW

CBRL Group, Inc. (the "Company") is principally engaged as a holding company in the operation and development of the Cracker Barrel Old Country Store(R), Logan's Roadhouse(R) and Carmine Giardini's Gourmet Market and La Trattoria Ristorante(TM) concepts. The Company was organized under the laws of the state of Tennessee in August 1998 to succeed the business operated by Cracker Barrel Old Country Store, Inc., a Tennessee corporation, organized in September 1969.

REORGANIZATION

  On November 26, 1998, the shareholders of Cracker Barrel Old Country Store, Inc. approved the tax-free reorganization of Cracker Barrel Old Country Store, Inc. to a holding company structure by approving the merger of CBRL Acquisition Corp., a wholly-owned subsidiary of CBRL Group, Inc., with and into Cracker Barrel Old Country Store, Inc. effective on December 31, 1998. Immediately prior to the merger, CBRL Group, Inc. was a wholly-owned subsidiary of Cracker Barrel Old Country Store, Inc. At the effective date of the merger, each $.50 par value share of Cracker Barrel Old Country Store, Inc. Common Stock was converted into a share of $.01 par value Common Stock of CBRL Group, Inc. As a result of the reorganization, CBRL Group, Inc. became the parent company and its Common Stock is traded on the Nasdaq Stock Market (National Market) under the symbol CBRL, formerly utilized by Cracker Barrel Old Country Store, Inc. Also as a result, the Company has 400,000,000 shares of $.01 par value Common Stock authorized and 100,000,000 shares of $.01 par value Preferred Stock authorized. The conversion of $.50 par value Common Stock of Cracker Barrel Old Country Store, Inc. for $.01 par value Common Stock of CBRL Group, Inc. did not affect any of the pre-existing rights of shareholders.

RECENT ACQUISITIONS

On February 16, 1999, the Company acquired all of the capital stock of Logan's Roadhouse, Inc. The purchase consisted of cash of $24.00 per share of Logan's Roadhouse, Inc. Common Stock or approximately $188 million and was accounted for as a purchase.

On April 1, 1998, the Company, through a new Cracker Barrel Old Country Store, Inc. subsidiary CPM Merger Corporation ("CPM"), acquired Carmine's Prime Meats, Inc. ("Carmine's") through a merger of Carmine's into CPM. The purchase consisted of cash of $2.5 million and $10.5 million (262,090 shares) of the Company's Common Stock and was accounted for as a purchase. CPM conducts business under the name Carmine Giardini's Gourmet Market and La Trattoria Ristorante.

See Note 7 to the Company's 1999 Annual Report to Shareholders, incorporated herein by reference in Exhibit 13 for more information regarding these two acquisitions.

CONCEPTS

Cracker Barrel Old Country Store

Cracker Barrel Old Country Store ("Cracker Barrel"), headquartered in Lebanon, Tennessee, owns and operates as of October 29, 1999, 409 full service "country store" restaurants which are primarily located in the southeast, midwest, mid-atlantic and southwest United States. Stores principally are located along interstate highways, however, ten stores are located at "tourist destinations" and five "off-interstate" stores are located at a location that is neither a tourist destination nor an interstate location. The restaurants serve breakfast, lunch and dinner between the hours of 6:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays) and feature home style country cooking prepared on the premises from the Company's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits. The restaurants do not serve alcoholic beverages. The stores are constructed in a rustic, country store design and feature a separate retail area offering a wide variety of decorative and functional items specializing in hand-blown glassware, cast iron cookware, toys and wood crafts as well as various old fashioned candies, jellies and other foods.

Logan's Roadhouse

Logan's Roadhouse ("Logan's"), headquartered in Nashville, Tennessee, operates as of October 29, 1999, 58 company-owned Logan's Roadhouse restaurants and franchises six Logan's Roadhouse restaurants, all of which feature steaks, ribs, chicken and seafood dishes served in a distinctive atmosphere reminiscent of an American roadhouse of the 1940s and 1950s. The Logan's Roadhouse concept is designed to appeal to a broad range of customers by offering generous portions of moderately-priced, high quality food in a very casual, relaxed dining environment that is lively and entertaining. The restaurants are open seven days a week for lunch and dinner and offer full bar service. Alcoholic beverages represented approximately 11% of Logan's total revenue in fiscal 1999. The Logan's Roadhouse menu is designed to appeal to a wide variety of tastes, emphasizing extra-aged, hand-cut USDA choice steaks, and signature dishes such as fried green tomatoes, baked sweet potatoes and made-from-scratch yeast rolls.

Carmine Giardini's Gourmet Market and La Trattoria Ristorante

The Carmine Giardini's Gourmet Market business, headquartered in Palm Beach Gardens, Florida, started 26 years ago as a prime meat market and expanded 15 years ago to a full-service gourmet market.
A restaurant (also referred to as the "La Trattoria Ristorante") was added to the Palm Beach Gardens, Florida store six years ago. The Ft. Lauderdale, Florida store has the full-service gourmet market only. Now owned by CPM Merger Corporation (a Cracker Barrel subsidiary and referred to as "Carmine Giardini's"), the markets consist of separate departments with a strong Italian flavor featuring such items as seafood, meat, prepared foods, deli, bakery, produce, cheese, pizza and wine. The prepared foods department features various meat, seafood and pasta entrees, vegetables, salads and appetizers. The markets also feature off-premises catering, gift baskets and, in the case of the Palm Beach Gardens location, a casual cafe. La Trattoria Ristorante is an upper scale Italian restaurant including a full-service bar and fine dining table service delivered in a casual dining atmosphere.

The Palm Beach Gardens, Florida gourmet market and restaurant comprise approximately 15,000 square feet with 230 seats. The Ft. Lauderdale gourmet market is approximately 6,000 square feet and has no restaurant. The Palm Beach Gardens store will be the model for the prototype that will be developed in one new location in fiscal 2000 in south Florida.

OPERATIONS

Cracker Barrel Old Country Store

Store Format: The format of Cracker Barrel stores consists of a rustic, country-store style building. All stores are freestanding buildings. Store interiors are subdivided into a dining room consisting of approximately 30% of the total interior store space, and a retail shop consisting of approximately 22% of such space, with the balance primarily consisting of kitchen and storage areas. All stores have functioning stone fireplaces which burn wood wherever permitted and are decorated with antique-style furnishings and other authentic items of the past, similar to those used and sold in original old country stores. The kitchens contain modern food preparation and storage equipment allowing for extensive flexibility in menu variation and development.

Products: Cracker Barrel's restaurants, which generated approximately 76% of Cracker Barrel's total revenue in fiscal 1999, offer rural American cooking featuring the Company's own recipes.
In keeping with Cracker Barrel's emphasis on authenticity and quality, Cracker Barrel restaurants prepare menu selections on the premises. The restaurants offer breakfast, lunch and dinner from a moderately-priced menu. Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, with prices for a breakfast meal ranging from $1.89 to $7.99. Lunch and dinner items include country ham, chicken, fish, steak, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, soups and specialty items such as beef stew with cornbread. Lunches and dinners range in price from $2.99 to $12.99. The average check per customer for fiscal 1999 was $6.88. Cracker Barrel from time to time adjusts its prices. Cracker Barrel decreased its menu prices approximately 1% in September 1998 and 3% in March 1999. The price decreases were intended to improve guests' price-to-value perception of Cracker Barrel and to increase frequency of visits over time.

The retail area of the stores, which generated approximately 24% of Cracker Barrel's total revenue in fiscal 1999, offer a wide variety of decorative and functional items such as of hand-blown glassware, cast iron cookware, old-fashioned crockery, handcrafted figurines, classic children's toys and various other gift items, as well as various candies, preserves, smoked sausage, syrups and other foodstuffs. Many of the candy items, smoked bacon, jellies and jams along with other high quality products are sold under the "Cracker Barrel Old Country Store" brand name.

Product Development and Merchandising: Cracker Barrel maintains a product development department, which develops new and improved menu items in response to shifts in customer preferences. Cracker Barrel merchandising specialists are involved on a continuing basis in selecting and positioning of merchandise in the retail shop. Management believes that Cracker Barrel has adequate flexibility to meet future shifts in consumer preference on a timely basis.

Store Management: Store management typically consists of a general manager, four associate managers and a retail manager who are responsible for approximately 100 employees on two shifts. The relative complexity of operating a Cracker Barrel Old Country Store requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational efficiency, Cracker Barrel has a bonus plan designed to provide store management with an opportunity to share in the pre-tax profits of their store. Starting in fiscal 2000, Cracker Barrel implemented a supplemental bonus plan, providing managers an opportunity to earn an additional bonus based on achieving specific operational targets. Cracker Barrel also offers managers and hourly employees stock options based on their position. To assure that individual stores are operated at a high level of quality, Cracker Barrel emphasizes the selection and training of store managers and employs District Managers to support individual store managers and Regional Vice Presidents to support individual District Managers. The District Managers individual span of control is eight to ten individual restaurants, and Regional Vice Presidents support eight to ten District Managers.

At all employment levels, Cracker Barrel hires and promotes men and women solely on the basis of their qualifications, experience and performance capabilities. Cracker Barrel complies with all applicable local, state and federal employment laws and applies equal opportunity hiring policies. In fact, Cracker Barrel seeks to hire the broadest range of qualified and capable individuals for all positions within Cracker Barrel, and to welcome all persons as guests of its stores.

The store management recruiting and training program begins with an evaluation and screening process. In addition to multiple interviews and background and experience verification, Cracker Barrel conducts testing which is intended to identify those applicants most likely to be best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of eight weeks of in-store training and three weeks of training at Cracker Barrel's corporate facilities. This program allows new managers the opportunity to become familiar with Cracker Barrel's operations, management objectives, controls and evaluation criteria before assuming management responsibility.

Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to price and other material terms of most food purchases. Cracker Barrel purchases the majority of its food products and restaurant supplies on a cost-plus basis through an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; Dallas, Texas; Gainesville, Florida; and Belcamp, Maryland. The distributor is responsible for placing food orders and warehousing and delivering food products to the Company's stores. Deliveries are generally made once per week to the individual stores. Certain perishable food items are purchased locally by Cracker Barrel stores.

On January 10, 1997, Cracker Barrel signed a new agreement with the food distributor which became effective February 1, 1997. This agreement, characterized as a "Prime Vendor Contract", outlined the relationship between Cracker Barrel and the distributor and is considered a mutual agreement between both parties that will permit a profitable relationship. The contract will remain in effect until both parties mutually modify it in writing or until terminated by either Cracker Barrel or the distributor upon 180 days written notice to the other party.

Three food categories (pork, beef and poultry) account for the largest shares of Cracker Barrel's food purchasing expense at approximately 12% each. The single food item within these categories accounting for the largest share of Cracker Barrel's food purchasing expense is chicken tenderloin. Cracker Barrel presently purchases its pork through eight vendors, beef through seven vendors and poultry through seven vendors. Cracker Barrel purchases its chicken tenderloin through five vendors. Should any food items from these vendors become unavailable for any reason, management is of the opinion that these food items could be obtained in sufficient quantities from other sources at competitive prices.

The majority of retail items are purchased directly by Cracker Barrel, warehoused at its Lebanon distribution center and shipped to the stores. On December 20, 1996, Cracker Barrel signed a dedicated carriage agreement with an unaffiliated transportation company for the transportation of retail merchandise from the Cracker Barrel distribution center throughout the contiguous 48 states. This agreement, which is for a period of 48 months, sets forth the relationship between the respective companies and is structured to facilitate the growth of Cracker Barrel's retail business over the term of the agreement. The transportation company or Cracker Barrel may terminate the agreement on any annual anniversary date by giving the other party 60 days prior written notice. Certain retail items are drop-shipped directly from Cracker Barrel's vendors to its stores.

Quality, Cost and Inventory Controls: Costs are closely monitored by management to determine if any material variances in food costs or operating expenses have occurred. Management monitors individual store sales daily. Cracker Barrel's computer systems are used to analyze store operating information by providing management reports for continual monitoring of sales mix and detailed operational cost data as well as information on sales trends and inventory levels to facilitate retail purchasing decisions. These systems are also used in the development of budget analyses and planning.

Customer Satisfaction: Cracker Barrel is committed to providing its customers a country-cooked meal, served with genuine hospitality in a comfortable environment, in a way that evokes memories of the past. Cracker Barrel is also committed to staffing each store with an experienced management team to ensure attentive customer service and consistent food quality. Through the regular use of customer surveys and store visits by its District Managers and Regional Vice Presidents, management receives valuable feedback, which it uses to improve the stores and to demonstrate Cracker Barrel's continuing commitment to pleasing its guests.

Marketing: New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume. To effectively reach consumers in the primary trade area for each Cracker Barrel store and also interstate travelers and tourists, outdoor advertising is the primary advertising media utilized, accounting for approximately 40% of advertising expenditures in fiscal 1999. During the past few years Cracker Barrel has utilized various types of media, such as television, radio and print, in its core markets to maintain customer awareness, and outside of its core markets to increase name awareness and to build brand loyalty. Cracker Barrel defines its core market based on geographic location, longevity in the market and name awareness in the market. However, Cracker Barrel has changed its advertising strategy for fiscal 2000 to reduce overall advertising spending as a percentage of net sales and to reallocate a portion of the advertising dollars previously spent on television, radio and print media to other marketing programs. Cracker Barrel will decrease its overall advertising budget from 2.8% of Cracker Barrel's net sales in fiscal 1999 to 2.4% of Cracker Barrel's net sales in fiscal 2000. Outdoor advertising should represent approximately 50% of advertising expenditures in fiscal 2000 as it has in fiscal years prior to 1999. Cracker Barrel also plans to renew efforts with its frequency-based Cracker Barrel Old Country Store Neighborhood(R) program. The program now has over
1.6 million neighbors enrolled with representation from all 50 states. The program is designed to enable Cracker Barrel to have frequent, personal and direct two-way communication with both local and traveling guests on a "one-on-one" basis. Cracker Barrel hopes to develop personal relationships in order to tailor its services to better meet guests' needs.


Logan's Roadhouse

Store Format: Logan's Roadhouse restaurants are constructed of rough-hewn cedar siding in combination with bands of corrugated metal outlined in double-striped, red neon. Interiors are decorated with hand-painted murals depicting scenes reminiscent of American roadhouses of the 1940s and 1950s, concrete and wooden planked floors, neon signs, and feature Wurlitzer(TM) Jukeboxes playing contemporary country hits. The lively, country "honky-tonk" atmosphere seeks to appeal to families, couples, single adults and business persons. The restaurants also feature display cooking and an old-fashioned meat counter displaying steaks, ribs, seafood and salads, and include a spacious, comfortable bar area. While dining or waiting for a table, guests may eat complimentary roasted in-shell peanuts and toss the shells on the floor, and watch as cooks prepare steaks and other entrees on gas-fired mesquite grills.

Products: Logan's restaurants offer a wide variety of items designed to appeal to a broad range of consumer tastes. Specialty appetizers include Logan's fried green tomatoes, hot wings Roadhouse style, baby back ribs basket and Roadhouse nachos. Logan's dinner menu features an assortment of specially seasoned USDA choice steaks, extra-aged, and cut by hand on premises. Guests may also choose from baby back ribs, seafood, mesquite grilled shrimp, mesquite grilled pork chops, grilled and barbecue chicken and an assortment of hamburgers, salads and sandwiches. All dinner entrees include dinner salad, made-from-scratch yeast rolls and a choice of brown sugar and cinnamon sweet potato, baked potato, fries or rice pilaf at no additional cost. Logan's express lunch menu provides specially priced items guaranteed to be served in less than 15 minutes. All lunch salads are served with made-from-scratch yeast rolls, and all lunch sandwiches are served with home-style potato chips at no additional cost. Prices range from $4.59 to $8.29 for lunch items and from $7.99 to $17.99 for dinner entrees. The average check per customer for fiscal 1999 was $11.05. Logan's adjusts its prices from time to time and increased menu prices approximately 2% in October 1998.

Product Development and Merchandising: Logan's strives to obtain consistent quality items at competitive prices from reliable sources. Logan's tests various new products in an effort to obtain the highest quality products possible and to be responsive to changing customer tastes. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products, purchasing decisions are made by Logan's corporate management. Management believes that Logan's has adequate flexibility to meet future shifts in consumer preference on a timely basis.

Store Management: Store management typically consists of a general manager, one kitchen manager and four assistant managers who are responsible for approximately 100 hourly employees. The general manager of each restaurant is responsible for the day-to-day operations of the restaurant, including maintaining the standards of quality and performance established by Logan's corporate management. Management believes that guests benefit from the attentive service and high quality food, which results from having six managers in every restaurant. Logan's generally seeks as managers for each restaurant, two non-management employees promoted into management positions who therefore fully understand the Logan's Roadhouse concept, and four managers with high levels of previous management experience. To assure that individual restaurants are operated at a high level of quality, Logan's has Regional Managers to support individual store managers and a Director of Operations and a Vice President of Operations to support individual Regional Managers. Each Regional Manager supports 4 to 5 individual restaurants. Through regular visits to the restaurants, the Director of Operations and the Regional Managers ensure that the Logan's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

Logan's is an equal opportunity employer and seeks to attract and retain high quality managers and hourly employees by providing them with attractive financial incentives and flexible working schedules. Financial incentives provided to attract high quality managers include competitive salaries and bonuses based on position, seniority and performance criteria. Logan's cash bonus program is tied to established performance goals on a restaurant-by-restaurant basis for each restaurant's management team. Management believes that Logan's attracts qualified managers by providing a better overall quality of life characterized by a five-day work schedule involving fewer hours than are typically required by managers in the restaurant industry. Management believes that Logan's attracts high quality hourly employees by providing a casual, high energy and fun atmosphere in which to work.

Logan's requires that its restaurant managers have significant experience in the full-service restaurant industry. All new managers are required to complete a comprehensive ten-week training course conducted at a Logan's Roadhouse restaurant, emphasizing the Logan's operating strategy, procedures and standards and is conducted at a Logan's Roadhouse restaurant.

Purchasing and Distribution: Logan's negotiates directly with food vendors as to price and other material terms of most food purchases. Logan's purchases the majority of its food products and restaurant supplies on a cost-plus basis through the same unaffiliated distributor as is used by cracker Barrel. The distributor is responsible for placing food orders and warehousing and delivering food products for Logan's restaurants. Certain perishable food items are purchased locally by the restaurants.

The single food category accounting for the largest share (approximately 38%) of Logan's food purchasing expense is beef. Each Logan's restaurant employs a butcher who hand-cuts beef on premises. Logan's presently purchases its beef through three vendors. Should any beef items from these vendors become unavailable for any reason, management believes that such items could be obtained in sufficient quantities from other sources at competitive prices.

Quality, Cost and Inventory Controls: Management closely monitors sales, product costs and labor at each of its restaurants. Weekly restaurant operating results are analyzed by management to detect trends at each location, and negative trends are promptly remedied where possible. Financial controls are maintained through management of an accounting and information management system that is implemented at the restaurant level. Administrative and management staff prepare daily reports of sales, labor and customer counts. On a weekly basis, condensed operating statements are compiled by the accounting department and provide management a detailed analysis of sales, product and labor costs, with a comparison to budget and prior period performance. These systems are also used in the development of budget analyses and planning.

Customer Satisfaction: Logan's is committed to providing its customers prompt, friendly, efficient service, keeping table-to-server ratios low and staffing each restaurant with an experienced management team to ensure attentive customer service and consistent food quality. Through the regular use of customer surveys and an independently run "mystery shoppers" program, management receives valuable feedback, which it uses to improve restaurants and demonstrate a continuing interest in customer satisfaction.

Marketing: Logan's employs an advertising and marketing strategy designed to establish and maintain a high level of name recognition and to attract new customers. Logan's primarily uses radio and outdoor advertising in selected markets. Management's goal is to develop a sufficient number of restaurants in certain markets to permit the cost-efficient use of television, radio and outdoor advertising. Logan's currently spends approximately 1.5% of its net sales on advertising. Logan's also engages in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs, in order to increase public awareness of Logan's Roadhouse restaurants. Logan's also has numerous tie-ins with the Tennessee Titans, Nashville NFL team, such as two concession facilities inside Adelphia Coliseum named "Logan's Landings" and various promotions during and around the games.

Franchising: Prior to the Company acquiring Logan's Roadhouse, Inc., Logan's entered into three Area Development Agreements ("Area Developers") and accompanying Franchise Agreements ("Franchisees"). CMAC Incorporated ("CMAC") and L.G. Enterprises, Inc. ("LG") are the only current Area Developers. CMAC's Area Development Agreement provides for it to develop a specified number of Logan's Roadhouse restaurants in the states of North Carolina and South Carolina, as well as Augusta, Georgia. LG's Area Development Agreement provides for it to develop a specified number of Logan's Roadhouse restaurants in certain counties of northern California, southern Oregon and Reno, Nevada.

The Area Development Agreements require the Area Developers to locate sites and to develop a specified number of Logan's Roadhouse restaurants within specified geographic areas. The Area Developer enters into individual franchise agreements for each Logan's Roadhouse restaurant that it develops. Franchisees and their principals may not own, operate or assist other restaurants with menus or methods of operation similar to those of Logan's Roadhouse restaurants within their Development Area. Logan's has the right to purchase all of the outstanding stock of CMAC and LG beginning in April 2002, and January 2004, respectively, upon the occurrence of specified events.

The Franchisees pay an initial $30,000 non-refundable franchise fee and a monthly royalty fee of 3.0% of gross sales. Logan's currently requires CMAC and LG to contribute 0.5% of gross sales to Logan's general advertising account and may require the Franchisees to contribute up to 1.0%. In fiscal 1999, total royalty and franchise fees paid to Logan's were approximately $285,000.

As of October 29, 1999, CMAC operates Logan's Roadhouse restaurants in Augusta, Georgia, Fayetteville and Jacksonville, North Carolina and Greenville and North Myrtle Beach, South Carolina. LG opened its first Logan's Roadhouse restaurant in Redding, California in May 1999.

Management is not considering any other future franchising opportunities beyond the current Development Agreements with CMAC and LG.

EXPANSION

The Company opened the following 40 new Cracker Barrel stores in fiscal 1999:

Interstate  10 (1)  Kerrville, Texas
Interstate  16 (1)  Dublin, Georgia
Interstate  20 (1)  Tyler, Texas
Interstate  24 (2)  Cadiz, Kentucky; Smyrna, Tennessee
Interstate  30 (1)  Arkadelphia, Arkansas
Interstate  40 (1)  Kingman, Arizona
Interstate  49 (1)  Alexandria, Louisiana
Interstate  55 (2)  Lincoln, Illinois; Brookhaven, Mississippi
Interstate  57 (1)  Mattoon, Illinois
Interstate  59 (1)  Bessemer, Alabama
Interstate  64 (1)  Shelbyville, Kentucky
Interstate  65 (3)  Sellersburg, Indiana; Cave City and
                    Louisville, Kentucky
Interstate  69 (1)  Marion, Indiana
Interstate  70 (2)  Junction City, Kansas; Washington,
                    Pennsylvania
Interstate  74 (1)  Shelbyville, Indiana
Interstate  75 (2)  Pembroke Pines, Florida; Piqua, Ohio
Interstate  78 (1)  Clinton, New Jersey
Interstate  80 (1)  West Omaha, Nebraska
Interstate  81 (4)  Binghampton, New York; Carlisle and
                    Frackville,
                    Pennsylvania; Morristown, Tennessee
Interstate  84 (1)  Fishkill, New York
Interstate  87 (1)  Clifton Park, New York
Interstate  90 (2)  Missoula, Montana; Sheffield, Ohio
Interstate  91 (1)  Holyoke, Massachusetts
Interstate 135 (1)  Wichita, Kansas
Interstate 390 (1)  Rochester, New York
Interstate 495 (1)  Tewksbury, Massachusetts
Interstate 575 (1)  Canton, Georgia
New Jersey Tpk (1)  Westampton, New Jersey
Off Interstate (2)  Springdale, Arkansas; Owensboro, Kentucky


The Company plans to open 30 new Cracker Barrel stores during fiscal 2000, of which the following 13 of those stores are already open:

Interstate  26 (1)  Orangeburg, South Carolina
Interstate  29 (1)  Sioux Falls, South Dakota
Interstate  64 (1)  Corydon, Indiana
Interstate  75 (1)  Calhoun, Georgia
Interstate  76 (1)  Rootstown, Ohio
Interstate  80 (2)  Ottowa, Illinois; Bloomburg, Pennsylvania
Interstate  91 (1)  East Windsow, Connecticut
Interstate  94 (2)  Lake Delton, Wisconsin; Bismark, North Dakota
Interstate  95 (1)  Walterboro, South Carolina
Off Interstate (2)  Kokomo, Indiana; Tupelo, Mississippi

The Company opened 12 new Logan's restaurants in fiscal 1999 subsequent to acquiring Logan's on February 16, 1999. The openings were as follows:

Texas (6) Amarillo, El Paso, Houston, Lewisville, Lubbock and Odessa Florida (3) Orlando, Sanford, and Tampa
Georgia  (1) Snellville
Ohio     (1) Columbus
Virginia (1) Manassas

The Company plans to open 12 new Logan's restaurants during fiscal 2000, of which the following four restaurants are already open:

Michigan (2) Roseville and Shelby Township
Texas    (2) Grapevine and San Antonio

Prior to committing to a new location, the Company performs extensive reviews of various available sites, gathering approximate cost, demographic and traffic data. This information is analyzed by a model to help with the decision on building a store. The Company utilizes in-house engineers to consult on architectural plans, to develop engineering plans and to oversee new construction. The Company is currently engaged in the process of seeking and selecting new sites, negotiating purchase or lease terms and developing chosen sites.

It has traditionally been the Company's preference to own its store properties. Of the 409 Cracker Barrel stores open as of October 29, 1999, the Company owns 384, while the other 25 properties are either ground leases or ground and building leases. Currently, the average cost for a new Cracker Barrel store is approximately $1,225,000 for land and sitework, $900,000 for building, and $575,000 for equipment. The current Cracker Barrel store size is approximately 10,000 square feet with 184 seats in the restaurant.

Of the 64 Logan's stores open as of October 29, 1999, 6 are franchised stores. Of the remaining 58 Logan's stores, the Company owns 37, while the other 21 properties are ground leases. Currently, the average cost for a new Logan's store is approximately $1,235,000 for land and sitework, $975,000 for building, and $440,000 for equipment. The current Logan's store size is approximately 7,800 square feet with 290 seats in the restaurant, including 45 seats in the bar area.

EMPLOYEES

As of July 30, 1999, CBRL Group, Inc. employed 16 people, of whom 8 were in advisory and supervisory capacities, and 4 were officers of the Company. Cracker Barrel employed 43,817 people, of whom 385 were in advisory and supervisory capacities, 2,377 were in store management positions and 29 were officers. Logan's employed 5,350 people, of whom 25 were in advisory and supervisory capacities, 308 were in store management positions and 5 were officers. Carmine's employed 131 people, of whom 4 were in advisory and supervisory capacities, 8 were in store management and 1 was an officer. Many of the restaurant personnel are employed on a part-time basis. Cracker Barrel has an advancement, training and incentive plan for its hourly employees which is intended to decrease turnover and to increase productivity by providing a defined career path through testing and ranking of employees. At all employment levels, the Company hires and promotes men and women solely on the basis of their qualifications, experience and performance capabilities. The Company complies with all applicable local, state and federal employment laws and applies equal opportunity hiring policies. In fact, the Company seeks to hire the broadest range of qualified and capable individuals for all positions within the Company, and to welcome all persons as guests of its stores. The Company's employees are not represented by any union, and management considers its employee relations to be good.

COMPETITION

The restaurant business is highly competitive and often is affected by changes in the taste and eating habits of the public, local and national economic conditions affecting spending habits, and population and traffic patterns. Restaurant industry segments overlap and often provide competition for widely diverse restaurant concepts. In exceptionally good economic times, consumers can be expected to patronize a broader range of restaurants and the breadth of competition at different restaurant segments is likewise increased. The principal basis of competition in the industry is the quality and price of the food products offered. Site selection, quality and speed of service, advertising and the attractiveness of facilities are also important.

There are many restaurant companies catering to the public, including several franchised operations, a number of which are substantially larger and have greater financial and marketing resources than those of the Company and which compete directly and indirectly in all areas in which the Company operates.

TRADEMARKS

Cracker Barrel owns certain registered copyrights and trademarks relating to the name "Cracker Barrel Old Country Store", as well as its logo, menus, designs of buildings, general trade dress and other aspects of operations. Logan's owns or has applied for certain registered copyrights and trademarks relating to the name "Logan's Roadhouse", as well as its logo, menus, designs of buildings, general trade dress and other aspects of operations. Carmine's has pending trademark registration relating to the name "Carmine Giardini" and "Carmine Giardini's Gourmet Market and La Trattoria Ristorante". The Company believes that the use of these names have some value in maintaining the atmosphere and public acceptance of its mode of operations. The Company's policy is to pursue registration of its copyrights and trademarks whenever possible and to oppose vigorously any infringement of its copyrights and trademarks.

RESEARCH AND DEVELOPMENT

While research and development are important to the Company, these expenditures have not been material.

SEASONAL ASPECTS

Historically the profits of the Company have been lower in the second fiscal quarter than in the first and third fiscal quarters and highest in the fourth fiscal quarter. Management attributes these variations primarily to the decrease in interstate tourist traffic during the winter months and the increase in interstate tourist traffic during the summer months.

SEGMENT REPORTING

The Company has one reportable segment. See Note 2 to the Company's 1999 Annual Report to Shareholders for more information on segment reporting.

WORKING CAPITAL

In the restaurant industry, substantially all sales are either for cash or credit card. Like most other restaurant companies, the Company is able to, and may from time to time, operate with negative working capital. Restaurant inventories purchased through the food distributor are now on terms of net zero days, while restaurant inventories purchased locally are generally financed from normal trade credit. Retail inventories purchased domestically are generally financed from normal trade credit, while imported retail inventories are generally purchased through letters of credit. These various trade terms are aided by rapid turnover of the restaurant inventory.

COMPLIANCE WITH GOVERNMENT REGULATIONS

The Company is subject to a variety of federal, state and local laws. Each of the Company's restaurants is subject to permitting, licensing and regulation by a number of government authorities, including health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Each of the Company's Logan's and Carmine's locations is also subject to permitting, licensing and regulation by a number of government authorities for alcoholic beverage control. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or close an existing restaurant for a period of time.

Approximately 11% of Logan's total revenue and 10% of Carmine's total revenue were attributable to the sale of alcoholic beverages in fiscal 1999. Alcoholic beverage control regulations require each of the Company's Logan's Roadhouse restaurants and Carmine Giardini's Gourmet Market and La Trattoria Ristorante locations to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

The failure of an individual location to obtain or retain liquor or food service licenses would have a material adverse effect on the location's operations. To reduce this risk, each Company restaurant is operated in accordance with procedures intended to assure compliance with applicable codes and regulations.

The Company is subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Logan's and Carmine's each carry liquor liability insurance coverage, and the Company carries umbrella liability coverage. Management believes that the Company is adequately insured.

The Company's operations are also subject to federal and state laws governing such matters as the minimum hourly wage, unemployment tax rates, sales tax and similar matters over which the Company has no control. Significant numbers of the Company's service, food preparation and other personnel are paid at rates indirectly related to the federal minimum wage, and increases in the minimum wage could increase the Company's labor costs.

The development and construction of additional locations also are subject to compliance with applicable zoning, land use and environmental laws and regulations.

Compliance with federal, state and local regulations should have no material effect upon capital expenditures, earnings, or the competitive position of the Company.

ITEM 2. PROPERTIES

The Company's corporate headquarters are presently located on approximately 10 acres of land owned by the Company in Lebanon, Tennessee. The Company utilizes 10,000 square feet of office space for its corporate headquarters. Management believes that the current amount of office space is sufficient to meet the Company's needs for corporate office space through fiscal 2000.

The Cracker Barrel Old Country Store, Inc. corporate headquarters and warehouse facilities are presently located on approximately 120 acres of land owned by the Cracker Barrel Old Country Store, Inc. in Lebanon, Tennessee. Cracker Barrel utilizes approximately 110,000 square feet of office space and 400,000 square feet of warehouse facilities. Cracker Barrel management believes that the current amount of office and warehouse space is sufficient to meet the Company's needs through fiscal 2000.

The Logan's Roadhouse, Inc. corporate headquarters are presently located in approximately 11,000 square feet of space in Nashville, Tennessee, under a lease expiring on October 31, 1999 that will be extended until March 1, 2000. Logan's intends to enter into a new lease for 16,000 square feet of space in a different area of Nashville, Tennessee, subject to a 10-year lease term. Logan's management believes that the rent payable for either of these premises does not exceed the fair market value of comparable properties. Management believes this new lease is adequate for Logan's current uses and anticipated growth through fiscal 2000.

The CPM Merger Corporation (Carmine Giardini's Gourmet Market and La Trattoria Ristorante) corporate headquarters are presently located in approximately 3,000 square feet of space in Palm Beach Gardens, Florida, under a lease expiring on December 31, 2003 with two 5-year renewal terms. Carmine Giardini's management believes that the rent payable for either of these spaces does not exceed the fair market value of comparable properties. Management believes this lease is adequate for Carmine Giardini's current uses and anticipated growth through fiscal 2000.

Cracker Barrel Old Country Store, Inc. opened a retail outlet store, named the "Back Porch", in Lebanon, Tennessee in September 1998 to sell out-of-season, slow-moving and discontinued merchandise. This property is owned by Cracker Barrel Old Country Store, Inc.

Cracker Barrel Old Country Store, Inc. opened a retail-only mall store, named "The Store," in a regional mall in Nashville, Tennessee in July 1999 to test this growth opportunity to leverage the Cracker Barrel's merchandising and logistical expertise. The retail-only mall store is leased.

      In addition to the various corporate facilities, Cracker Barrel's outlet and retail-only mall stores and Carmine Giardini's two gourmet markets and restaurant in Florida, the Company owns or leases the following Cracker Barrel and Logan's store properties as of October 29, 1999:



State           Cracker Barrel     Logan's         Combined
                 Owned  Leased  Owned  Leased    Owned  Leased

Tennessee         31     5       8       5        39     10
Florida           33     -       4       1        37      1
Texas             25     -       4       4        29      4
Georgia           24     2       5       1        29      3
Indiana           21     -       3       1        24      1
Ohio              20     3       1       -        21      3
Kentucky          17     2       1       3        18      5
Illinois          21     1       -       -        21      1
Alabama           15     1       3       2        18      3
North Carolina    20     1       -       -        20      1
Virginia          14     -       4       -        18      -
Michigan          14     -       1       1        15      1
Louisiana          9     -       3       2        12      2
South Carolina    12     2       -       -        12      2
Missouri          13     -       -       -        13      -
Pennsylvania      11     1       -       -        11      1
Mississippi        9     1       -       -         9      1
New York           8     2       -       -         8      2
Arizona            9     -       -       -         9      -
West Virginia      7     -       -       1         7      1
Arkansas           6     1       -       -         6      1
Kansas             6     -       -       -         6      -
Oklahoma           5     -       -       -         5      -
Wisconsin          5     -       -       -         5      -
Colorado           4     -       -       -         4      -
Iowa               3     -       -       -         3      -
Minnesota          3     -       -       -         3      -
New Jersey         2     1       -       -         2      1
New Mexico         2     1       -       -         2      1
Utah               3     -       -       -         3      -
Connecticut        2     1       -       -         1      1
Maryland           2     -       -       -         2      -
Massachusetts      2     -       -       -         2      -
Montana            2     -       -       -         2      -
Nebraska           2     -       -       -         2      -
Idaho              1     -       -       -         1      -
North Dakota       1     -       -       -         1      -
South Dakota       1     -       -       -         1      -

Total            384    25      37      21       421     46

See "Business-Operations" and "Business-Expansion" for additional information on the Company's stores.

ITEM 3.  LEGAL PROCEEDINGS

The Company's Cracker Barrel Old Country Store, Inc. subsidiary is involved in two lawsuits, which are not ordinary routine litigation incidental to its business. Serena McDermott and Jennifer Gentry v. Cracker Barrel Old Country Store, Inc., No. 4:99-CV-001-HLM was filed as a collective action under the federal Fair Labor Standards Act and was served on Cracker Barrel on May 3, 1999. Kelvis Rhodes, Maria Stokes et al. v. Cracker Barrel Old Country Store, Inc., No. 4:99-CV-217-HLM was filed under Title VII of the Civil Rights Act of 1964 and
Section 1 of the Civil Rights Act of 1866 and was served on Cracker Barrel on September 15, 1999. Both cases were filed in the U.S. District Court for the Northern District of Georgia, Rome Division. The McDermott case is styled a collective action and alleges that certain tipped hourly employees were required to perform non-serving duties without being paid the minimum wage or overtime compensation for that work. The McDermott case seeks recovery of unpaid wages and overtime wages related to those claims. The Rhodes case seeks certification as a class action, a declaratory judgment to redress an alleged systemic pattern and practice of racial discrimination in employment opportunities, an order to effect certain hiring and promotion goals and back pay and other monetary damages. Cracker Barrel Old Country Store, Inc. does not believe the claims in either case have substantial merit, and it is defending each of these cases
vigorously.   Because each of these cases was so recently served on
Cracker Barrel Old Country Store, Inc., and because it is so early in the litigation process in each case, neither the Company, nor its subsidiary, can reasonably estimate the likely results of either lawsuit or the economic effects of the litigation on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and
General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company, and a subsidiary, as of September 24, 1999:

Name                    Age          Position with Registrant

Dan W. Evins            64           Chairman of the Board
                                     & Chief Executive Officer

Michael A. Woodhouse    54           Executive Vice President
                                     & Chief Operating Officer


Lawrence E. White       49           Senior Vice President, Finance
                                     & Chief Financial Officer

Richard K. Arras        48           President and Chief Operating
                                     Officer, Cracker Barrel Old
                                     Country Store, Inc.

James F. Blackstock      52          Vice President, General Counsel
                                    and Secretary


The following background material is provided for those executive officers who have been employed by the Registrant for less than five years:

Prior to his employment with the Company in January 1999, Mr. Evins was Chairman of the Board and Chief Executive Officer of Cracker
Barrel Old Country Store, Inc. since its founding in 1969.

Prior to his employment with the Company in January 1999, Mr. Woodhouse was Senior Vice President of Finance and Chief Financial Officer of Cracker Barrel Old Country Store, Inc. since December 1995. Prior to December 1995, Mr. Woodhouse was Senior Vice President and Chief Financial Officer of Daka International, Inc. from 1993 to 1995. Mr. Woodhouse was Vice President and Chief Financial Officer of Tia's Inc. from 1992 to 1993. Prior to 1992 he was Executive Vice President and Chief Financial Officer of Metromedia Steakhouses, Inc.

Prior to his employment with the Company in September 1999, Mr. White was Executive Vice President and Chief Financial Officer of Boston Chicken, Inc. from 1998 to 1999. Mr. White was Executive Vice President and Chief Financial Officer of El Chico Restaurants, Inc. from 1992 to 1998. Prior to his employment with El Chico Restaurants, Inc., Mr. White was Senior Vice President and Treasurer of Metromedia Steakhouses, Inc. and Treasurer of TGI Friday's, Inc.

Prior to his employment with the Company in January 1999, Mr. Blackstock was Vice President, General Counsel and Secretary of Cracker Barrel Old Country Store, Inc. since June 1997. Prior to June 1997, Mr. Blackstock was with Travel Centers of America, Inc. from 1993 to 1997 serving as Vice President, General Counsel and Secretary. Prior to 1993, Mr. Blackstock practiced law in Los Angeles, California as a principal in the firm of James F. Blackstock, Professional Law Corporation.

Prior to his employment with Cracker Barrel Old Country Store, Inc. in September 1999, Mr. Arras had served as President and Chief
Operating Officer of Perkins Family Restaurants since 1988.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

Since the initial public offering of the Company's Common Stock in November 1981, the Company's Common Stock has been traded on The Nasdaq Stock Market (National Market System) with the symbol CBRL. There were 18,769 shareholders of record as of September 24, 1999.

The following table indicates the high and low sales prices of the Company's Common Stock as reported on The Nasdaq Stock Market
(National Market System) during the periods indicated.

                Fiscal Year 1999 Prices   Fiscal Year 1998 Prices
Quarter         High         Low          High             Low

First         $30.50        $22.13       $33.13           $27.50
Second         27.88         20.13        35.63            29.19
Third          23.50         16.00        43.00            34.19
Fourth         20.50         14.81        36.38            26.00

In September 1983, the Board of Directors of the Company initiated a policy of declaring dividends on a quarterly basis. Prior to that date, the Board followed a policy of declaring annual dividends during the first fiscal quarter. Quarterly dividends of $.005 per share were paid during all four quarters of fiscal 1998 and 1999. The Company foresees paying comparable cash dividends per share in the future.

Certain covenants relating to the 9.53% Senior Notes in the original amount of $30,000,000 impose restrictions on the payment of cash dividends and the purchase of treasury stock. Retained earnings not restricted under the covenants were approximately $414,900,000 at July 30, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

The table "Selected Financial Data" on page 17 of the Company's
Annual Report to Shareholders for the year ended July 30, 1999 (the "1999 Annual Report") is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following portions of the 1999 Annual Report are incorporated herein by this reference:

Management's Discussion and Analysis of Financial Condition and
Results of Operations on pages 18 through 23.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. With certain instruments entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. As of October 29, 1999, the Company has in place a $390 million bank credit facility, which matures December 31, 2003. A portion of that facility, a $340 million revolver, bears interest at a percentage point spread from LIBOR based on the Company's ratio of lease adjusted funded debt to EBITDAR (earnings before interest expense, income taxes, depreciation and amortization and rent expense), adjusted quarterly. As of July 30, 1999, the Company had $255 million outstanding under the revolver at interest rates ranging from 6.07% to 6.33%. The remaining portion of the bank credit facility is a $50 million 5-year term loan bearing interest a base rate of 6.11% plus the Company's credit spread, adjusted quarterly. As of July 30, 1999, the Company's interest rate on the $50 million term loan was 7.11%. The Company's credit spread on its bank credit facility increased by 25 basis points on August 2, 1999. The maturity payments for the Company's bank facility are as follows: the $50 million term loan is due December 1, 2001 and any amounts outstanding under the revolving credit facility (currently $255 million) are due December 31, 2003. The weighted average interest rates through the expected maturity dates for the Company's term loan and revolving credit facility are 7.36% and 6.47%, respectively, based on the Company's current credit spread of 1.25%. The Company's senior notes payable, which had an outstanding balance of $9.5 million at July 30, 1999, bear a fixed interest rate of 9.53%, and mature as follows: $2.5 million on January 15, 2000, $3 million on January 15, 2001, $2 million on January 15, 2002 and $2 million on January 15, 2003. While changes in LIBOR would affect the cost of funds borrowed in the future, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material. Based on discounted cash flows of future payment streams, assuming rates equivalent to the Company's incremental borrowing rate on similar liabilities, the fair value of the $50 million term loan, the $255 million outstanding under the revolving credit facility and the $9.5 million senior notes approximates carrying value as of July 30, 1999.

Commodity Price Risk. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company and which are generally unpredictable. Three food categories (beef, poultry and pork) account for the largest shares of the Company's food purchases at approximately 12% each. Other items affected by the commodities markets, such as dairy, produce and coffee, may each account for as much as 10% of the Company's food purchases. While the Company has some of its food items prepared to its specifications, the Company's food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. The Company also recognizes, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods of time. Changes in commodity prices would affect the Company and its competitors generally and often simultaneously. In many cases, the Company believes it will be able to pass through any increased commodity costs by adjusting its menu pricing. From time to time, competitive circumstances may limit menu price flexibility, and in those circumstances increases in commodity prices can result in lower margins for the Company. The Company does not use financial instruments to hedge commodity prices. However, the Company believes that any changes in commodity pricing which cannot be adjusted for by changes in menu pricing or other product delivery strategies, would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following portions of the 1999 Annual Report are incorporated herein by this reference:

Consolidated Financial Statements and Independent Auditors' Report on pages 24 through 35.

Quarterly Financial Data (Unaudited) on page 35.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors of the Company is incorporated herein by this reference to the section entitled "Election of Directors" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"). The information required by this item with respect to executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation" in the Company's 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this item is incorporated herein by this reference to the section entitled "Security Ownership of Management" in the Company's 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by this reference to the section entitled "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement.

PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

A. List of documents filed as part of this report:

1. The following Financial Statements and the Report of Deloitte & Touche LLP on pages 24 through 35 of the 1999 Annual Report are incorporated herein by this reference:

Independent Auditors' Report dated September 8, 1999

Consolidated Balance Sheet as of July 30, 1999 and July 31, 1998

Consolidated Statement of Income for each of the three fiscal years ended July 30, 1999, July 31, 1998 and August 1, 1997

Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years ended July 30, 1999, July 31, 1998 and August 1, 1997

Consolidated Statement of Cash Flows for each of the three fiscal years ended July 30, 1999, July 31, 1998 and August 1, 1997

Notes to Consolidated Financial Statements

2. The exhibits listed in the accompanying Index to Exhibits on pages 15 & 16 are filed as part of this annual report.

B. Reports on Form 8-K:

The Company filed a Current Report on Form 8-K/A on June 25, 1999 pursuant to Item 7 of such form at the Company's option to provide the audited consolidated financial statements of Logan's Roadhouse, Inc. for fiscal years ended December 27, 1998 and December 28, 1997.


SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cracker Barrel Old Country Store, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CBRL GROUP, INC.


By:  /s/Dan W. Evins               By:/s/Patrick A. Scruggs
     Dan W. Evins                     Patrick A. Scruggs
     CEO and Chairman of the Board    Assistant Treasurer
     (Principal Executive Officer)  (Principal Accounting Officer)

By: /s/Lawrence E. White
    Lawrence E. White
    Senior Vice President, Finance
   (Principal Financial Officer)

Date:  October 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/James C. Bradshaw, M.D.            ___________________________
James C. Bradshaw, M.D., Director      Charles T. Lowe, Jr., Director


________________________________       /s/B.F. Lowery
Robert V. Dale, Director               B. F. Lowery, Director


/s/Dan W. Evins                        /s/Gordon L. Miller
Dan W. Evins, Director                 Gordon L. Miller, Director


/s/Edgar W. Evins                     ____________________________
Edgar W. Evins, Director               Martha M. Mitchell, Director


/s/William D. Heydel                  ____________________________
William D. Heydel, Director            Jimmie D. White, Director


________________________               /s/Michael A. Woodhouse
Robert C. Hilton, Director             Michael A. Woodhouse, Director


________________________________
Charles E. Jones, Jr., Director

                           INDEX TO EXHIBITS

Exhibit

3(a)  Charter (1)
3(b)  Bylaws (1)
4(a) Note Agreement dated as of January 1, 1991, relating to $30,000,000 of 9.53% Senior Notes (2)
4(b)  Shareholder Rights Agreement dated 9/7/1999 (3)
10(a) Credit Agreement dated 2/16/1999, relating to the $50,000,000
      Term Loan and the $300,000,000 Revolving Credit Facility
10(b) First Amendment to Credit Agreement dated 7/29/1999
10(c) Second Amendment to Credit Agreement dated 9/29/1999
10(d) Lease dated 8/27/1981 for lease of Clarksville, Tennessee, and
      Macon, Georgia, stores between Cracker Barrel Old Country Store, Inc. and B. F. Lowery, a director of the Company (4)
10(e) The Company's Incentive Stock Option Plan of 1982, as amended
      (5)
10(f) The Company's 1987 Stock Option Plan, as amended (6)

10(g) The Company's Amended and Restated Stock Option Plan, as amended

10(h) The Company's Non-Employee Director's Stock Option Plan, as amended (7)

10(i) The Company's Non-Qualified Savings Plan, effective 1/1/1996, as amended (6)

10(j) The Company's Deferred Compensation Plan, effective 1/1/1994
     (6)

10(k) The Company's Executive Employment Agreement for Dan W. Evins
     (5)

10(l) Executive Employment Agreement for Michael A. Woodhouse dated
      11/15/1995 (8)

10(m) Executive Employment Agreement for Lawrence E. White dated
      9/3/1999

10(n) Executive Employment Agreement for Richard K. Arras dated
      9/16/1999

10(o) Change-in-control Agreement for Dan W. Evins dated 10/8/1999

10(p) Change-in-control Agreement for Michael A. Woodhouse dated
      10/8/1999

10(q) Change-in-control Agreement for Lawrence E. White dated
      10/8/1999


10(r) Change-in-control Agreement for Richard K. Arras dated
      10/8/1999

10(s) Change-in-control Agreement for James F. Blackstock dated
      10/8/1999

13 Pertinent portions, incorporated by reference herein, of the Company's 1999 Annual Report to Shareholders

21   Subsidiaries of the Registrant

22   Definitive Proxy Materials

23   Consent of Deloitte & Touche LLP

27   Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-4/A under the Securities Act of 1933 (File No. 333-62469).

(2) Incorporated by reference to the Company's Registration Statement on Form S-3 under the Securities Act of 1933 (File No. 33-38989).

(3) Incorporated by reference to the Company's Forms 8-K and 8-A under the Securities Exchange Act of 1934, filed September 21, 1999 (File No. 000-25225).

(4) Incorporated by reference to the Company's Registration Statement on Form S-7 under the Securities Act of 1933 (File No. 2-74266).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 28, 1989 (File No. 0-7536).

(6) Incorporated by reference to the Company's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-45482).

(7) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 2, 1991 (File No. 0-7536).

(8) Incorporated by reference to Exhibit 10.3 to the Executive
Employment Agreement section, page 39 of the Company's Registration Statement on Form S-4, Amendment No. 1, filed with the Commission on October 5, 1998 (File No. 333-62469) 1998 Definitive Proxy materials.