Form 10-Q
period 1999-10-29
CBRL GROUP INC
filed 1999-12-10
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 29, 1999

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

                                    Yes X No


                        58,633,162 Shares of Common Stock
                       Outstanding as of November 26, 1999

                                     PART I

Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                            October 29,     July 30,
                                                               1999           1999*
                                                               ----           ----
ASSETS
  Current assets:
  Cash and cash equivalents                                $   18,185     $   18,262
  Receivables                                                   9,711          8,935
  Inventories                                                 115,432        100,455
  Prepaid expenses                                              7,503          8,041
  Deferred income taxes                                         2,457          2,457
                                                           ----------     ----------
  Total current assets                                        153,288        138,150

  Property and equipment - net                              1,046,011      1,020,055
  Goodwill - net                                              110,248        111,246
  Other assets                                                 10,448          8,330
                                                           ----------     ----------

  Total assets                                             $1,319,995     $1,277,781
                                                           ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                         $   56,668     $   67,286
  Accrued expenses                                             82,637         73,967
  Current portion of long-term debt and
   other long-term obligations                                  2,700          2,700
                                                           ----------     ----------
    Total current liabilities                                 142,005        143,953
                                                           ----------     ----------

  Long-term debt                                              342,000        312,000
                                                           ----------     ----------
  Other long-term obligations                                  30,762         30,821
                                                           ----------     ----------

  Shareholders' equity:
  Preferred stock - 100,000,000 shares of $.01 par
   value authorized, no shares issued                              --             --
  Common stock - 400,000,000 shares of $.01 par
   value  authorized,   at  October  29,  1999,
   62,600,662 shares issued and 58,633,162 shares
   outstanding and at July 30, 1999, 62,595,662
   shares issued and 58,628,162 shares outstanding                626            626
  Additional paid-in capital                                  283,766        283,724
  Retained earnings                                           604,307        590,128
                                                           ----------     ----------
                                                              888,889        874,478
  Less treasury stock, at cost, 3,967,500 shares              (83,471)       (83,471)
                                                           ----------     ----------
  Total shareholders' equity                                  805,228        791,007
                                                           ----------     ----------

  Total liabilities and shareholders' equity               $1,319,995     $1,277,781
                                                           ==========     ==========

  See notes to condensed consolidated financial statements.
  (*)This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 30, 1999.

                                CBRL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Quarter Ended
                                                            -------------
                                                      October 29,     October 30,
                                                         1999            1998
                                                         ----            ----
Net sales                                              $422,421         $351,496
Franchise fees and royalties                                186               --
                                                       --------         --------
Total revenue                                           422,607          351,496

Cost of goods sold                                      145,759          118,761
                                                       --------         --------
Gross profit                                            276,848          232,735

Labor & other related expenses                          153,220          118,381
Other store operating expenses                           70,358           53,663
                                                       --------         --------
Store operating income                                   53,270           60,691

General and administrative                               23,369           18,900
Amortization of goodwill                                    998              156
                                                       --------         --------
Operating income                                         28,903           41,635

Interest expense                                          5,329              785
Interest income                                              31              565
                                                       --------         --------
Income before income taxes                               23,605           41,415

Provision for income taxes                                9,133           15,282
                                                       --------         --------
Net income                                             $ 14,472         $ 26,133
                                                       ========         ========

Net earnings per share:
Basic                                                  $    .25         $    .42
                                                       ========         ========
Diluted                                                $    .25         $    .42
                                                       ========         ========

Weighted average shares:
Basic                                                    58,629           62,151
                                                       ========         ========
Diluted                                                  58,721           62,667
                                                       ========         ========

See notes to condensed consolidated financial statements.

                                CBRL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Three Months Ended
                                                               ------------------

                                                          October 29,         October 30,
                                                             1999                1998
                                                             ----                ----
Cash flows from operating activities:
 Net income                                                 $14,472             $26,133
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                           15,390              12,130
     Gain on disposition of property and equipment             (269)               (230)
 Changes in assets and liabilities:
     Inventories                                            (14,977)            (19,516)
     Other assets                                            (2,155)               (623)
     Accounts payable                                       (10,618)             (5,281)
     Other current assets and liabilities                     8,432              12,205
                                                            -------             -------
 Net cash provided by operating activities                   10,275              24,818
                                                            -------             -------

Cash flows from investing activities:
 Purchase of property and equipment                         (40,758)            (29,653)
 Proceeds from sale of property and equipment                   716                 500
                                                            -------             -------
 Net cash used in investing activities                      (40,042)            (29,153)
                                                            -------             -------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                    76,500                  --
 Principal payments under long-term debt and other
  Long-term obligations                                     (46,559)                (24)
 Proceeds from exercise of stock options                         42                 598
 Treasury stock purchases                                        --             (33,614)
 Dividends on common stock                                     (293)               (312)
                                                            -------             -------
 Net cash provided by (used in) financing activities         29,690             (33,352)
                                                            -------             -------

Net decrease in cash and cash equivalents                       (77)            (37,687)

Cash and cash equivalents, beginning of period               18,262              62,593
                                                            -------             -------

Cash and cash equivalents, end of period                    $18,185             $24,906
                                                            =======             =======

Supplemental  disclosures of cash flow  information:
Cash paid during the three months for:
  Interest                                                  $ 5,311             $   853
  Income taxes                                                1,221               1,296


See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

     The condensed consolidated balance sheet as of October 29, 1999 and the related condensed consolidated statements of income and cash flows for the quarters ended October 29, 1999 and October 30, 1998, have been prepared by CBRL Group, Inc., formerly Cracker Barrel Old Country Store, Inc., (the "Company") without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 30, 1999.

     Deloitte  &  Touche  LLP,  the  Company's  independent  accountants,   have
performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ------------

     The provision for income taxes for the quarter ended October 29, 1999 has been computed based on management's estimate of the tax rate for the entire fiscal year of 38.7%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rates for the quarter ended October 30, 1998 and for the entire fiscal year of 1999 were 36.9% and 37.8%, respectively.

3.  Seasonality
    -----------

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter ended October 29, 1999 cannot be considered indicative of the operating results for the full fiscal year.

4.  Earnings per Share and Weighted Average Shares
    ----------------------------------------------

     Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

5.  Comprehensive Income
    --------------------

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There is no difference between comprehensive income and net income as reported by the Company for all periods shown.

6.  Segment Reporting
    -----------------

     The Company manages its business on the basis of one reportable operating segment. All of the Company's operations are located within the United States. The following data are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 for all periods presented.


                                               Quarter Ended
                                         ---------------------------
                                         October 29,      October 30,
                                            1999             1998
                                            ----             ----
          Net sales:
            Restaurant                    $332,454         $269,693
            Retail                          89,967           81,803
                                          --------         --------
              Total net sales             $422,421         $351,496
                                          ========         ========

7. Recent Accounting Pronouncements Adopted
   ----------------------------------------

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs incurred for internal-use computer software are capitalized or expensed and guidance on whether computer software is for internal use. In April 1998, SOP 98-5, "Reporting of the Costs of Start-up Activities," was issued. SOP 98-5 requires that the Company expense start-up costs of new stores as incurred rather than when the store opens as was the Company's previous practice. SOP 98-1 and 98-5 are effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 and 98-5 in the first quarter of fiscal 2000. The adoption of SOP 98-1 and 98-5 did not have a material effect on net income for the three months ended October 29, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All dollar amounts reported or discussed in Item 2 are shown in thousands. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements that involve risks, uncertainties and other factors which may cause the actual performance of CBRL Group, Inc. to differ materially from those expressed or implied by these statements. Factors which will affect actual results include, but are not limited to: the availability and costs of acceptable sites for development; the effect of increased competition at Company locations on employee recruiting and retention, labor costs and restaurant sales; the ability of the Company to recruit, train and retain restaurant personnel; the acceptance of the Cracker Barrel Old Country Store(R) and Logan's Roadhouse(R) concepts as the Company continues to expand into new geographic regions; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety and other areas affected by governmental actions; the effects of local or regional Year 2000-related computer failures on utilities and suppliers serving the Company; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

Results of Operations

     The   following   table   highlights   operating   results  by   percentage
relationships to total revenue for the quarter ended October 29, 1999 as compared to the same period a year ago:


                                                     Quarter Ended
                                                October 29,    October 30,
                                                   1999           1998
                                                   ----           ----
Net sales                                         100.0%         100.0%
Franchise fees and royalties                         --             --
                                                  -----          -----
 Total revenue                                    100.0          100.0

Cost of goods sold                                 34.5           33.8
                                                  -----          -----
Gross profit                                       65.5           66.2

Labor & other related expenses                     36.3           33.7
Other store operating expenses                     16.6           15.2
                                                  -----          -----
Store operating income                             12.6           17.3

General and administrative                          5.5            5.4
Amortization of goodwill                            0.2             --
                                                  -----          -----
Operating income                                    6.9           11.9

Interest expense                                    1.3            0.3
Interest income                                      --            0.2
                                                  -----          -----
Income before income taxes                          5.6           11.8

Provision for income taxes                          2.2            4.4
                                                  -----          -----

Net income                                          3.4%           7.4%
                                                  =====          =====



        Cracker Barrel Old Country Store Comparable Store Sales Analysis
                                326 Store Average
                                -----------------
                                                         Quarter Ended
                                                   ---------------------------
                                                   October 29,      October 30,
                                                      1999             1998
                                                      ----             ----
Net sales:
 Restaurant                                          $724.0            $746.7
 Retail                                               218.3             222.0
                                                     ------            ------

 Total net sales                                     $942.3            $968.7
                                                     ======            ======

Total Revenue
-------------

     Total revenue for the first quarter of fiscal 2000 increased 20% compared to last year's first quarter. At the Cracker Barrel Old Country Store concept, comparable store restaurant sales decreased 3.0% and comparable store retail sales decreased 1.7%, for a combined comparable store sales (total net sales) decrease of 2.7%. Comparable store restaurant sales decreased primarily due to an effective 3.4% menu decrease for the quarter partially offset by customer traffic increase of 0.4%. Comparable store retail sales decreased primarily due to the assortment of retail items in the stores versus the prior year. At the Logan's Roadhouse concept, comparable store sales increased 4.0%, which included approximately a 2.0% traffic increase. Sales from new Cracker Barrel and Logan's Roadhouse stores accounted for the balance of the total revenue increase in the first quarter.

Cost of Goods Sold
------------------

     Cost of goods sold as a percentage of total revenue for the quarter ended October 29, 1999 increased to 34.5% from 33.8% in the first quarter of last year. This increase was primarily due to the menu decrease at Cracker Barrel, lower initial retail mark-ons at Cracker Barrel and higher retail shrinkage accrual versus the prior year partially offset by lower dairy costs and the benefit to cost of goods sold from the inclusion of Logan's Roadhouse, which has lower cost of goods as a percentage of total revenue than Cracker Barrel.

Labor and Other Related Expenses
--------------------------------

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 36.3% in the first quarter this year from 33.7% last year. This increase was primarily due to increased Cracker Barrel restaurant labor hours to improve guest service, non-tipped, hourly employee wage inflation at Cracker Barrel stores of approximately 6%, increases in Cracker Barrel's field management salary structure to attract and retain quality store managers, and increased costs related to a new group health plan implemented in January 1999. These increases were partially offset by lower bonus payouts under the Cracker Barrel store-level bonus program and the benefit to labor expense from adding Logan's Roadhouse, which has lower labor as a percentage of total revenue than Cracker Barrel.

Other Store Operating Expenses
------------------------------

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation. Other store operating expenses as a percentage of total revenue increased to 16.6% in the first quarter of fiscal 2000 from 15.2% in the first quarter of last year. This increase was primarily due to the effect of lower sales volumes on fixed costs as a percentage of total revenue at Cracker Barrel and the inclusion of Logan's
Roadhouse, which has higher other store operating expenses as a percentage of total revenue than Cracker Barrel.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses as a percentage of total revenue increased to 5.5% in the first quarter of fiscal 2000 from 5.4% in the first quarter of last year. The primary reason for the increase was the increased legal expenses at Cracker Barrel.

Interest Expense
----------------

     Interest expense increased to $5,329 in the first quarter of fiscal 2000 from $785 in the first quarter of last year. The increase primarily resulted from higher average debt outstanding during the quarter as compared to last year reflecting debt added to finance the Logan's acquisition in the third quarter of last year and to finance share repurchases throughout all of last year.

Interest Income
---------------

     Interest income decreased to $31 in the first quarter of fiscal 2000 from $565 in the first quarter of last year. The decrease was primarily due to lower average funds available for investment.

Provision for income taxes
--------------------------

     The provision for income taxes as a percent of pretax income increased to 38.7% in the first quarter of fiscal 2000 from 36.9% during the same period a year ago. The increase in tax rate was primarily due to the non-deductibility of goodwill and costs related to the acquisition of Logan's Roadhouse.

Recent Accounting Pronouncements Not Yet Adopted
------------------------------------------------

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, but was subsequently amended by SFAS No. 137. This statement specifies how to report and display derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 137 in the first quarter of fiscal 2001. The Company is currently evaluating the effect of adopting SFAS No. 133, but does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

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

     The Company's Year 2000 preparations began in fiscal 1998. The preparations included identification, assessment, and testing of all Company software, hardware and equipment that could be affected by the Year 2000 issue and remedial action, where necessary, followed by further testing. Analysis to identify internal Year 2000 deficiencies has been conducted and an inventory of systems designated as critical has been developed. As the Year 2000 remediation efforts progressed, the Company first focused, wherever possible, on those systems designated critical. The Company has completed the Year 2000 analysis and has substantially completed the remediation efforts for all deficiencies found. The Company's estimated total cost of analysis and remediation of the Year 2000 issues is not anticipated to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company has also contacted material suppliers of products and services to determine the extent to which the Company may be vulnerable to such suppliers' failures to resolve their own Year 2000 compliance issues. To assess the Year 2000 risks to the Company's continuity of supply of products and services, an inventory of material suppliers was compiled. These suppliers were sent letters and questionnaires requesting information as to the status of their Year 2000 readiness and certification that their information systems are Year 2000 compliant. Based on responses received from most of these suppliers, it appears that Year 2000 issues are being addressed. The Company has not verified the contents, nor is it the source, of Year 2000 statements incorporated, or relied upon by the Company, in this disclosure from persons or entities other than the Company. The Company is continuing to pursue responses from material suppliers that have not responded to date and will discuss with them any material Year 2000 concerns that are identified.

     The Company anticipates timely completion of the internal Year 2000 readiness efforts. However, if new systems cannot be implemented on a timely basis, modifications to existing systems cannot be accomplished on a timely basis, information technology resources do not remain available, or other unanticipated events occur, there could be material adverse effects on the Company's consolidated financial position, results of operations and cash flows. As part of the Year 2000 readiness efforts, the Company is developing contingency plans to identify activities which will need to be performed in the event of internal systems failures. The contingency plans have been substantially completed. Although the Company has not yet been informed of material Year 2000 issues by its material suppliers, there is no assurance that these suppliers will be Year 2000 compliant on a timely basis. Similarly, the Company has no reliable information concerning the expected Year 2000 effects on the nation's securities markets, banking system and utilities and other infrastructure. The Company therefore relies generally on the ability of the federal government and its agencies, such as the IRS and SEC to effectively address such issues on a national scale. Unanticipated failures or significant delays in furnishing products or services by material suppliers or general public infrastructure service providers could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Where practicable, the Company is assessing and attempting to mitigate its risks with respect to the failure of its material suppliers and public infrastructure to be Year 2000 ready as part of its contingency planning. In the worst case reasonably to be expected, assuming that the nation's financial system and overall public infrastructure continues to operate substantially as they had prior to the Year 2000, some of the Company's internal systems may fail to operate properly and some of its material suppliers may fail to perform effectively or may fail to timely or completely deliver products. In those circumstances, the Company expects to be able to conduct all of its necessary business operations manually and to obtain necessary products from alternative suppliers and business operations would generally continue; however, there would be some disruption which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has no basis upon which to reasonably analyze the psychological or other direct or indirect effects on its guests, and consumers generally, from Year 2000 issues or experiences unrelated to the Company. The actual effect, if any, on the Company's consolidated financial position, results of operations or cash flows from the failure of its internal systems or of its material suppliers to be Year 2000 ready can not be reasonably predicted.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities provided net cash of $10,275 for the three-month period ended October 29, 1999. Most of this cash was provided by net income adjusted for depreciation and amortization. Increases in inventories, other current assets and other assets and decreases in accounts payable were partially offset by increases in other current liabilities.

     Capital expenditures were $40,758 for the three-month period ended October 29, 1999. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $460 for the quarter ended October 29, 1999 as compared to $404 for the quarter ended October 30, 1998. This difference was primarily due to the acquisition of Logan's Roadhouse in the third quarter of last year partially offset by the timing of Cracker Barrel new store construction in fiscal 2000 as compared to the same period a year ago.

     The Company's internally generated cash along with cash at July 30, 1999 and the Company's available revolver, were sufficient to finance all of its growth in the first three months of fiscal 2000.

     The Company estimates that its capital expenditures for fiscal 2000 will be approximately $135,000 substantially all of which will be land purchases and the construction of new stores. During the first quarter of fiscal 2000, the Company received net proceeds of $30,000 from its revolving credit facility to fund its expansion. On September 30, 1999, the Company increased its bank credit facility an additional $40,000 to $390,000. Management believes that cash at October 29, 1999, along with cash generated from the Company's operating activities and its available revolver, will be sufficient to finance its continued operations, its presently authorized second 3 million share stock buyback program and its continued expansion plans through fiscal 2000. The Company is not currently buying back any of its stock in order to conserve its cash and maintain its financial flexibility until the operations at its Cracker Barrel concept improve further.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There are no material changes to the disclosure made in the Company's Annual Report on Form 10-K for the year ended July 30, 1999 regarding this matter.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries (formerly Cracker Barrel Old Country Store, Inc.) as of October 29, 1999, and the related condensed consolidated statements of income and cash flows for the quarters ended October 29, 1999 and October 30, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CBRL Group, Inc. and subsidiaries (formerly Cracker Barrel Old Country Store, Inc.) as of July 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 8, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
December 9, 1999

                                     PART II


Item 1.   Legal Proceedings
          -----------------

                 As reported in Part I, Item 3 of the Company's Form 10-K filed October 26, 1999, the Company's Cracker Barrel Old Country Store, Inc. subsidiary is involved in two lawsuits which are not ordinary, routine litigation incidental to its business. The disclosure made in that item is incorporated in this Form 10-Q by this reference.


Item 2.   Changes in Securities
          ---------------------

                 None.


Item 3.   Defaults Upon Senior Securities
          -------------------------------

                 None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          A.   The Annual Meeting of shareholders was held November 23, 1999.

          B. Election of Directors: All members of the Board of Directors are elected annually. The following directors were re-elected for one-year terms of office: James C. Bradshaw, Robert V. Dale, Dan
               W. Evins, Edgar W. Evins, Robert C. Hilton, Charles E. Jones, Jr., Charles T. Lowe, Jr., B. F. Lowery, Gordon L. Miller, Martha
               M. Mitchell and Jimmie D. White. Michael A. Woodhouse was elected to the Board of Directors for the first time.

          C.   Other Matters:

               Proposal 1 - Election of Directors.

                                                FOR                   ABSTAIN

               James C. Bradshaw             48,426,388                794,210
               Robert V. Dale                48,427,698                792,900
               Dan W. Evins                  48,198,407              1,022,191
               Edgar W. Evins                48,377,919                842,679
               Robert C. Hilton              48,422,725                797,873
               Charles E. Jones, Jr.         48,390,806                829,792
               Charles T. Lowe, Jr.          48,409,189                811,409
               B.F. Lowery                   48,375,686                844,912
               Gordon L. Miller              48,389,072                831,526
               Martha M. Mitchell            48,382,310                838,288
               Jimmie D. White               48,390,164                830,434
               Michael A. Woodhouse          48,379,121                841,477

               Proposal 2 - To approve the selection of Deloitte and Touche LLP as the Company's independent auditors for the 2000 fiscal year.

               Votes cast for                     48,909,408
                                                  ----------
               Votes cast against                    174,371
                                                  ----------
               Votes cast to abstain                 136,819
                                                  ----------

               Proposal  3 - To  consider  and  take  action  on  a  shareholder
               proposal   requesting  that  the  Board  of  Directors  implement
               non-discriminatory policies relating to sexual orientation.

               Votes cast for                      3,213,714
                                                  ----------
               Votes cast against                 26,127,706
                                                  ----------
               Votes cast to abstain               2,138,025
                                                  ----------
               Broker non-votes                   17,741,153
                                                  ----------

Item 5.   Other Information
          -----------------

               None.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following exhibits are filed pursuant to Item 601 of Regulation S-K

               (15)Letter regarding unaudited financial information.

          (b) The Company filed a Current Report on Form 8-K on September 21, 1999 pursuant to Item 5 of such form to announce a Shareholder Common Stock Purchase Rights
               Plan.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date:  12/9/99       By /s/Lawrence E. White
       -------          ------------------------------------------------
                        Lawrence E. White, Senior Vice President/Finance and Chief Financial Officer



Date:  12/9/99       By /s/Patrick A. Scruggs
       -------          ------------------------------------------------
                     Patrick A. Scruggs, Assistant Treasurer

December 9, 1999



CBRL Group, Inc.
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CBRL Group, Inc. (formerly Cracker Barrel Old Country Store, Inc.) for the quarters ended October 29, 1999 and October 30, 1998, as indicated in our report dated December 9, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended October 29, 1999, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482, 333-01465 and 333-81063 on Forms S-8 and Registration
Statement Nos. 33-59582 and 333-74363 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee