Form 10-Q
period 2000-01-28
CBRL GROUP INC
filed 2000-03-10
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended January 28, 2000

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

     Yes X     No

                        58,369,162 Shares of Common Stock
                       Outstanding as of February 25, 2000

                                     PART I

Item 1. Financial Statements

                                      CBRL GROUP, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEET
                               In thousands, except share data)
                                         (Unaudited)

                                                               January 28,          July 30,
                                                                  2000               1999*
                                                                  ----               ----
ASSETS
Current assets:
  Cash and cash equivalents                                    $    4,517         $   18,262
  Property held for sale                                            1,575                 --
  Receivables                                                       7,585              8,935
  Inventories                                                      91,760            100,455
  Prepaid expenses                                                 10,950              8,041
  Deferred income taxes                                             2,457              2,457
                                                               ----------         ----------
     Total current assets                                         118,844            138,150

  Property and equipment - net                                  1,055,985          1,020,055
  Goodwill - net                                                  109,250            111,246
  Other assets                                                      7,920              8,330
                                                               ----------         ----------

Total assets                                                   $1,291,999         $1,277,781
                                                               ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $   34,450         $   67,286
  Accrued expenses                                                 82,954             73,967
  Current portion of long-term debt and other long-term
     obligations                                                    2,700              2,700
                                                               ----------         ----------
      Total current liabilities                                   120,104            143,953
                                                               ----------         ----------

Long-term debt                                                    329,500            312,000
                                                               ----------         ----------
Other long-term obligations                                        31,123             30,821
                                                               ----------         ----------

Shareholders' equity:
  Preferred stock - 100,000,000 shares of $.01 par
    value authorized, no shares issued                                 --                 --
  Common stock - 400,000,000 shares of $.01 par
    value authorized, at January 28, 2000,
    62,601,662 shares issued and 58,634,162
    shares outstanding and at July 30, 1999,
    62,595,662 shares issued and 58,628,162
    shares outstanding                                                626                626
  Additional paid-in capital                                      283,764            283,724
  Retained earnings                                               610,353            590,128
                                                               ----------         ----------
                                                                  894,743            874,478
  Less treasury stock, at cost, 3,967,500 shares                  (83,471)           (83,471)
                                                               ----------         ----------
    Total shareholders' equity                                    811,272            791,007
                                                               ----------         ----------

Total liabilities and shareholders' equity                     $1,291,999         $1,277,781
                                                               ==========         ==========

See notes to condensed consolidated financial statements.
(*) This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 30, 1999.

                                                   CBRL GROUP, INC.
                                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                        (In thousands, except per share data)
                                                     (Unaudited)

                                                      Quarter Ended                  Six Months Ended
                                               --------------------------       --------------------------
                                               January 28,     January 29,      January 28,     January 29,
                                                  2000            1999             2000            1999
                                                  ----            ----             ----            ----
Net sales                                       $443,045        $367,927         $865,466        $719,423
Franchise fees and royalties                         125              --              311              --
                                                --------        --------         --------        --------
  Total revenue                                  443,170         367,927          865,777         719,423

Cost of goods sold                               162,889         139,458          308,648         258,219
                                               ---------       --------         --------        --------
Gross profit                                     280,281         228,469          557,129         461,204

Labor & other related expenses                   157,831         124,116          311,051         242,497
Other store operating expenses                    78,552          58,388          148,910         112,051
                                                --------        --------         --------        --------
Store operating income                            43,898          45,965           97,168         106,656

General and administrative                        26,918          18,062           50,287          36,962
Amortization of goodwill                             999             155            1,997             311
                                                --------        --------         --------        --------
Operating income                                  15,981          27,748           44,884          69,383

Interest expense                                   6,304             911           11,633           1,696
Interest income                                      204             233              235             798
                                                --------        --------         --------        --------
Income before income taxes                         9,881          27,070           33,486          68,485

Provision for income taxes                         3,491           9,987           12,624          25,269
                                                --------        --------         --------        --------
Net income                                      $  6,390        $ 17,083         $ 20,862        $ 43,216
                                                ========        ========         ========        ========

Net earnings per share:
      Basic                                     $    .11        $    .28         $    .36        $    .70
                                                ========        ========         ========        ========
      Diluted                                   $    .11        $    .28         $    .36        $    .70
                                                ========        ========         ========        ========

Weighted average shares:
      Basic                                       58,633          60,936           58,631          61,543
                                                ========        ========         ========        ========
      Diluted                                     58,695          61,254           58,708          61,961
                                                ========        ========         ========        ========

See notes to condensed consolidated financial statements.

                                     CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)


                                                                      Six Months Ended
                                                                  -------------------------
                                                                  January 28,    January 29,
                                                                     2000           1999
                                                                     ----           ----
Cash flows from operating activities:
 Net income                                                        $20,862         $43,216
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                  31,504          25,220
     Loss (gain) on disposition of property and equipment            1,213            (237)
     Impairment loss                                                 3,887              --
 Changes in assets and liabilities:
     Inventories                                                     8,695          (9,478)
     Other assets                                                      336            (899)
     Accounts payable                                              (32,836)         (6,019)
     Other current assets and liabilities                            7,847          (5,640)
                                                                  --------         -------
 Net cash provided by operating activities                          41,508          46,163
                                                                  --------         -------

Cash flows from investing activities:
 Purchase of property and equipment                                (72,809)        (67,626)
 Proceeds from sale of property and equipment                          770           1,886
                                                                  --------         -------
 Net cash used in investing activities                             (72,039)        (65,740)
                                                                  --------         -------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                          114,000          30,000
 Principal payments under long-term debt and other
   long-term obligations                                           (96,617)        (22,577)
 Proceeds from exercise of stock options                                40             837
 Treasury stock purchases                                               --         (49,165)
 Dividends on common stock                                            (637)           (668)
                                                                  --------         -------
 Net cash provided by (used in) financing activities                16,786         (41,573)
                                                                  --------         -------

Net decrease in cash and cash equivalents                          (13,745)        (61,150)

Cash and cash equivalents, beginning of period                      18,262          62,593
                                                                  --------         -------

Cash and cash equivalents, end of period                          $  4,517         $ 1,443
                                                                  ========         =======

Supplemental disclosures of cash flow information:
 Cash paid during the six months for:
   Interest                                                       $ 10,398         $ 2,247
   Income taxes                                                     15,245          26,735


See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands)

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

     The condensed consolidated balance sheet as of January 28, 2000 and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 28, 2000 and January 29, 1999, have been prepared by CBRL Group, Inc. (the "Company") without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

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

2.  Income Taxes
    ------------

     The provision for income taxes for the six-month period ended January 28, 2000 has been computed based on management's estimate of the tax rate for the entire fiscal year of 37.7%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rates for the six-month period ended January 29, 1999 and for the entire fiscal year of 1999 were 36.9% and 37.8%, respectively.

3.  Seasonality
    -----------

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and six-month period ended January 28, 2000 cannot be considered indicative of the operating results for the full fiscal year.

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

                            Quarter Ended                 Six Months Ended
                       ------------------------       ------------------------
                       January 28,   January 29,      January 28,   January 29,
                          2000          1999             2000          1999
                          ----          ----             ----          ----
 Net sales:
   Restaurant           $322,251      $255,794         $654,705      $525,487
   Retail                120,794       112,133          210,761       193,936
                        --------      --------         --------      --------
     Total net sales    $443,045      $367,927         $865,466      $719,423
                        ========      ========         ========      ========

7.  Recent Accounting Pronouncements Adopted
    ----------------------------------------

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs incurred for internal-use computer software are capitalized or expensed and guidance on whether computer software is for internal use. In April 1998, SOP 98-5, "Reporting of the Costs of Start-up Activities," was issued. SOP 98-5 requires that the Company expense start-up costs of new stores as incurred rather than when the store opens as was the Company's previous practice. SOP 98-1 and 98-5 are effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 and 98-5 in the first quarter of fiscal 2000. The adoption of SOP 98-1 and 98-5 did not have a material effect on net income for the six months ended January 28, 2000.

8.  Asset Impairment Loss
    ---------------------

     In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss on the long-lived assets of its retail-only mall store for the quarter ended January 28, 2000. After going through the first Christmas selling season for this test store, trends indicated that the undiscounted future cash flows from this store would be less than the carrying value of the long-lived assets related to the store. Accordingly, in January 2000, the Company recognized an asset impairment loss of $551 ($343 net of tax, or $0.006 per diluted share). This loss is the difference between the carrying value of the store's long-lived assets and the fair value of these assets based on discounted estimated future cash flows. As a result of recent management changes and resulting refocused operating priorities, the Company also incurred an impairment loss under SFAS No. 121 for the write-down of certain properties no longer expected to be used for future development. Accordingly, in January 2000, the Company recognized an impairment loss of $3,336 ($2,079 net of tax, or $0.035 per diluted share). This loss is the difference between the carrying value of these long-lived assets and the fair value of these assets based on the Company's estimated net realizable value upon disposal. These assets are classified in the line item titled "Property held for sale" on the Condensed Consolidated Balance Sheet as of January 28, 2000. These losses are included in the line item titled "Other store operating expenses" on the Condensed Consolidated Statement of Income for the quarter and six months ended January 28, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All dollar amounts reported or discussed in Item 2 are shown in thousands. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of CBRL Group, Inc. to differ materially from those expressed or implied by these statements. All forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. The Company disclaims any intent or obligation to update its forward-looking statements. Factors which will affect actual results include, but are not limited to: changes in interest rates affecting the Company's financing costs; the availability and costs of acceptable sites for development; the effect of increased competition at Company locations on employee recruiting and retention, labor costs and restaurant sales; the ability of the Company to recruit, train and retain restaurant personnel; the acceptance of the Cracker Barrel Old Country Store(R) and Logan's Roadhouse(R) concepts as the Company continues to expand into new geographic regions; latent Year 2000 computer system problems; the ability of management to successfully implement its strategy for improving restaurant performance; the ability of management to effect asset sale and lease back transactions consistent with projected proceeds and timing expectations; the results of pending and threatened litigation; commodity price increases; adverse general economic conditions; adverse weather conditions; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety and other areas affected by governmental actions; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

Results of Operations

     CBRL Group, Inc. acquired Logan's Roadhouse, Inc. on February 16, 1999 in the third quarter of the Company's prior fiscal year, and therefore, results for the quarter and six months ended January 28, 2000 are not directly comparable to the quarter and six months ended January 29, 1999.

     The Company recorded charges of $8,592 before taxes during the quarter ended January 28, 2000 principally as a result of management changes and the resulting refocused operating priorities. These charges consisted of $3,887 for Statement of Financial Accounting Standards ("SFAS") No. 121 write-downs of certain properties no longer expected to be used for future development and for Cracker Barrel's test, retail-only mall store (see Note 8), $1,955 for severance and related expenses and $2,750 for other charges primarily consisting of the future minimum lease payments on certain properties no longer expected to be used for future development, the write-down of certain abandoned property, inventory write-downs related to the closing of Cracker Barrel's test, outlet store and other contractual obligations. These charges affect line items on the Company's Condensed Consolidated Statement of Income in dollars and as a percent of total revenue for the quarter and six months ended January 28, 2000, respectively, as follows: Cost of goods sold $205, 0.1% and 0.0%; Other store operating expenses $6,149, 1.4% and 0.7%; and General and Administrative $2,238, 0.5% and 0.3%.

     The   following   table   highlights   operating   results  by   percentage
relationships to total revenue for the quarter and six-month period ended January 28, 2000 as compared to the same periods a year ago:

                                            Quarter Ended                Six Months Ended
                                        -----------------------      ------------------------
                                        January 28,  January 29,     January 28,   January 29,
                                           2000         1999            2000          1999
                                           ----         ----            ----          ----

    Net sales                             100.0%       100.0%           100.0%       100.0%
    Franchise fees and royalties             --           --               --           --
                                          -----        -----            -----        -----
      Total revenue                       100.0        100.0            100.0        100.0

    Cost of goods sold                     36.8         37.9             35.7         35.9
                                          -----        -----            -----        -----
    Gross profit                           63.2         62.1             64.3         64.1

    Labor & other related expenses         35.6         33.7             35.9         33.7
    Other store operating expenses         17.7         15.9             17.2         15.6
                                          -----        -----            -----        -----
    Store operating income                  9.9         12.5             11.2         14.8

    General and administrative              6.1          5.0              5.8          5.2
    Amortization of goodwill                0.2           --              0.2           --
                                          -----        -----            -----        -----
    Operating income                        3.6          7.5              5.2          9.6

    Interest expense                        1.4          0.3              1.3          0.2
    Interest income                          --          0.1               --          0.1
                                          -----        -----            -----        -----

    Income before income taxes              2.2          7.3              3.9          9.5

    Provision for income taxes              0.8          2.7              1.5          3.5
                                          -----        -----            -----        -----
    Net income                              1.4%         4.6%             2.4%         6.0%
                                          =====        =====            =====        =====



      Cracker Barrel Old Country Store Comparable Store Sales Analysis

                               348 Store Average         326 Store Average
                                 Quarter Ended            Six Months Ended
                            -----------------------    -----------------------
                            January 28,  January 29,   January 28,  January 29,
                               2000         1999          2000         1999
                               ----         ----          ----         ----
Net sales:
  Restaurant                  $676.2       $680.6       $1,407.4     $1,435.1
  Retail                       284.5        290.3          505.5        515.3
                              ------       ------       --------     --------

  Total net sales             $960.7       $970.9       $1,912.9     $1,950.4
                              ======       ======       ========     ========

Total Revenue
-------------

     Total revenue for the second quarter of fiscal 2000 increased 20% compared to last year's second quarter. Since the Company did not acquire the Logan's Roadhouse concept until the third quarter of the prior year, the primary reason for the increase in total revenue is the inclusion of Logan's Roadhouse revenue in the Company's total revenue for the quarter ended January 29, 2000, which represents approximately 11% of the total revenue increase of 20%. The Company's total revenue also increased due to the increase in the number of stores open for the Cracker Barrel Old Country Store ("Cracker Barrel") concept from 381 stores open at January 29, 1999 to 418 stores open at January 28, 2000. These increases were partially offset by a decrease in comparable store sales at the Cracker Barrel Old Country Store concept. Comparable store restaurant sales decreased 0.7% and comparable store retail sales decreased 2.0%, for a combined comparable store sales (total net sales) decrease of 1.0%. Comparable store restaurant sales decreased primarily due to lower menu pricing for the quarter of 1.5%, partially offset by increases in customer traffic of 0.8%. Comparable store retail sales decreased primarily due to the assortment of retail items in the stores versus the prior year and a significant decrease in the sale of marked-down seasonal merchandise after Christmas versus the prior year. These decreases were partially offset by the increase in restaurant customer traffic of 0.8%. Comparable store sales data for the Logan's Roadhouse concept is for information only, since Logan's was not acquired until the third quarter of the Company's prior fiscal year. At the Logan's Roadhouse concept, comparable store sales increased 3.1%, which included a 2.1% customer traffic increase.

     Total revenue for the six-month period ended January 28, 2000, increased 20% compared to the six-month period ended January 29, 1999. Since the Company did not acquire the Logan's Roadhouse concept until the third quarter of the prior year, the primary reason for the increase in total revenue is the inclusion of Logan's Roadhouse revenue in the Company's total revenue for the six months ended January 29, 2000, which represents approximately 11% of the total revenue increase of 20%. The Company's total revenue also increased due to the increase in the number of stores open for the Cracker Barrel concept from 381 stores open at January 29, 1999 to 418 stores open at January 28, 2000. These increases were partially offset by a decrease in comparable store sales at the Cracker Barrel concept, comparable store restaurant sales decreased 1.9% and comparable store retail sales decreased 1.9%, for a combined comparable store sales (total net sales) decrease of 1.9%. Comparable store restaurant sales decreased primarily due to lower menu pricing for the six months of 2.5%, partially offset by increases in customer traffic of 0.6%. Comparable store retail sales decreased primarily due to the assortment of retail items in the stores versus the prior year and a significant decrease in the sale of marked-down seasonal merchandise after Christmas versus the prior year. These decreases were partially offset by the increase in restaurant customer traffic of 0.6%. Comparable store sales data for the Logan's Roadhouse concept is for information only, since Logan's was not acquired until the third quarter of the Company's prior fiscal year. At the Logan's Roadhouse concept, comparable store sales, increased 3.6%, which included approximately a 2.1% customer traffic increase.

Cost of Goods Sold
------------------

         Cost of goods sold as a percentage of total revenue for the quarter ended January 28, 2000 decreased to 36.8% from 37.9% in the second quarter of last year. This decrease was primarily due to reduced food waste in the Cracker Barrel stores versus the prior year, the significant decrease in markdowns of seasonal merchandise after Christmas versus the prior year, lower retail shrinkage in fiscal 2000 versus a year ago, decreases in dairy prices, and the benefit to cost of goods sold from the inclusion of Logan's Roadhouse, which has lower cost of goods as a percentage of total revenue than Cracker Barrel. Additionally, the Company had $205 in charges to cost of goods sold related to management's decision during the quarter to close Cracker Barrel's test, outlet store. These decreases were partially offset by the effect of lower menu pricing of 1.5% at Cracker Barrel for the quarter versus the prior year.

     Cost of goods sold as a percentage of total revenue for the six-month period ended January 28, 2000 decreased to 35.7% from 35.9% for the six-month period ended January 29, 1999. This decrease was primarily due to the significant decrease in markdowns of seasonal merchandise after Christmas versus the prior year, lower retail shrinkage in the first six months of fiscal 2000 versus the same period a year ago, decreases in dairy prices and the benefit to cost of goods sold from the inclusion of Logan's Roadhouse, which has lower cost of goods as a percentage of total revenue than Cracker Barrel. Additionally, the Company had $205 in charges to cost of goods sold related to management's decision during the quarter to close Cracker Barrel's test, outlet store. These decreases were partially offset by the effect of lower menu pricing of 2.5% at Cracker Barrel for the six months versus the prior year.

Labor and Other Related Expenses
--------------------------------

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 35.6% in the second quarter this year from 33.7% last year. This increase was primarily due to non-tipped, hourly employee wage inflation at Cracker Barrel stores of approximately 6%, increases in Cracker Barrel's field management salary structure to attract and retain quality store managers, improved management staffing levels at Cracker Barrel stores versus the prior year, increased costs related to a new group health plan implemented in January 1999, the effect of lower menu pricing of 1.5% at Cracker Barrel for the quarter versus the prior year and increases in workers compensation costs at Cracker Barrel stores. These increases were partially offset due to the benefit to labor expense from adding Logan's Roadhouse, which has lower labor as a percentage of total revenue than Cracker Barrel.

     Labor and related expenses as a percentage of total revenue increased to 35.9% in the six-month period ended January 28, 2000 from 33.7% in the six-month period ended January 29, 1999. This increase was primarily due to non-tipped, hourly employee wage inflation at Cracker Barrel stores of approximately 6%, increases in Cracker Barrel's field management salary structure to attract and retain quality store managers, improved management staffing levels at Cracker Barrel stores versus the prior year, increased costs related to a new group health plan implemented in January 1999, the effect of lower menu pricing of 2.5% at Cracker Barrel for the six months versus the prior year and increases in workers compensation costs at Cracker Barrel stores. These increases were partially offset due to the benefit to labor expense from adding Logan's Roadhouse, which has lower labor as a percentage of total revenue than Cracker Barrel and by lower bonus payouts under the store-level bonus program.

Other Store Operating Expenses
------------------------------

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation. Other store operating expenses as a percentage of total revenue increased to 17.7% in the second quarter of fiscal 2000 from 15.9% in the second quarter of last year. This increase was primarily due to charges of $6,149 consisting primarily of impairment losses of $3,887 (see Note 8). Additionally, this increase was due to higher restaurant supplies expenses at Cracker Barrel stores, the effect of lower menu pricing of 1.5% at Cracker Barrel for the quarter versus the prior year and the inclusion of Logan's Roadhouse, which has higher other store operating expenses as a percentage of total revenue than Cracker Barrel. These increases were partially offset due to lower advertising spending at the Cracker Barrel concept.

     Other store operating expenses as a percentage of total revenue increased to 17.2% for the six-month period ended January 28, 2000 from 15.6% in the six-month period ended January 29, 1999. This increase was primarily due to charges of $6,149 consisting primarily of impairment losses of $3,887 (see Note
8). Additionally, this increase was due to higher restaurant supplies expenses at Cracker Barrel stores, the effect of lower menu pricing of 2.5% at Cracker Barrel for the six months versus the prior year and the inclusion of Logan's Roadhouse, which has higher other store operating expenses as a percentage of total revenue than Cracker Barrel. These increases were partially offset due to lower advertising spending at the Cracker Barrel concept.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses as a percentage of total revenue increased to 6.1% in the second quarter of fiscal 2000 from 5.0% in the second quarter of last year. The primary reasons for the increase were an increase in corporate bonus accruals versus the prior year and $2,238 in charges consisting primarily of severance and related expenses of $1,955 for management changes during the quarter and resulting refocused priorities. These increases were partially offset due to the benefit to general and administrative expense from adding Logan's Roadhouse, which has lower general and administrative costs as a percentage of total revenue than Cracker Barrel.

     General and administrative expenses as a percentage of total revenue increased to 5.8% for the six-month period ended January 28, 2000 from 5.2% in the six-month period ended January 29, 1999. The primary reasons for the increase were an increase in corporate bonus accruals versus the prior year and $2,238 in charges consisting primarily of severance and related expenses of $1,955 for management changes during the quarter and the resulting refocused priorities. These increases were partially offset due to the benefit to general and administrative expense from adding Logan's Roadhouse, which has lower general and administrative costs as a percentage of total revenue than Cracker Barrel.

Interest Expense
----------------

     Interest expense increased to $6,304 in the second quarter of fiscal 2000 from $911 in the second quarter of last year. The increase primarily resulted from higher average debt outstanding during the quarter as compared to last year reflecting debt added to finance the Logan's acquisition in the third quarter of last year and to finance share repurchases throughout all of last year.

     Interest expense increased to $11,633 for the six-month period ended January 28, 2000 from $1,696 in the six-month period ended January 29, 1999. The increase primarily resulted from higher average debt outstanding during the quarter as compared to last year reflecting debt added to finance the Logan's acquisition in the third quarter of last year and to finance share repurchases throughout all of last year.

Interest Income
---------------

     Interest income decreased to $204 in the second quarter of fiscal 2000 from $233 in the second quarter of last year. The decrease was primarily due to lower average funds available for investment.

     Interest income decreased to $235 for the six-month period ended January 28, 2000 from $798 in the six-month period ended January 29, 1999. The decrease was primarily due to lower average funds available for investment.

Provision for income taxes
--------------------------

     The provision for income taxes as a percent of pretax income increased to 37.7% in the first six months of fiscal 2000 from 36.9% during the same period a year ago. The increase in tax rate was primarily due to the non-deductibility of goodwill and costs related to the acquisition of Logan's Roadhouse. (See Note
2).

Recent Accounting Pronouncements Not Yet Adopted
------------------------------------------------

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, but was subsequently amended by SFAS No. 137. This statement specifies how to report and display derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, as amended, in the first quarter of fiscal 2001. The Company is currently evaluating the effect of adopting SFAS No. 133, as amended, but does not expect the adoption to have a material effect on the Company's consolidated financial statements.

Year 2000
---------

     The Company has addressed the potential business risks associated with the Year 2000. Issues relating to the Year 2000 could have arisen with the Company's internal systems or its material suppliers' systems. As of the filing date of this report, the Year 2000 issue has not had a material adverse impact on the Company.

     Some business risks associated with the Year 2000 issue may remain. However, it is not anticipated that any future Year 2000 issues will have a material adverse effect on the Company's business, consolidated financial position, results of operations, or cash flows.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities provided net cash of $41,508 for the six-month period ended January 28, 2000. Most of this cash was provided by net income adjusted for depreciation and amortization. Decreases in accounts payable and increases in other current assets were partially offset by decreases in inventories and other assets and increases in other current liabilities.

     Capital expenditures were $72,809 for the six-month period ended January 28, 2000. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $404 and $864 for the quarter and six-month period ended January 28, 2000 as compared to $397 and $801 for the quarter and six-month period ended January 29, 1999, respectively. The increase in capital expenditures for the six months versus the same period a year ago and the increase in capitalized interest were primarily due to Logan's Roadhouse new store construction partially offset by the timing of Cracker Barrel new store construction in fiscal 2000 as compared to the same period a year ago.

     The Company's internally generated cash, along with cash at July 30, 1999 and the Company's available revolver, were sufficient to finance all of its growth in the first six months of fiscal 2000.

     The Company estimates that its capital expenditures for fiscal 2000 will be approximately $140,000 substantially all of which will be land purchases and the construction of new stores. During the first quarter of fiscal 2000, the Company received net proceeds of $30,000 from its revolving credit facility to fund its expansion. During the second quarter of fiscal 2000, the Company paid down $10,000 of its revolving credit facility from excess cash flows from operations beyond its cash needs for expansion. On September 30, 1999, the Company increased its bank credit facility an additional $40,000 to $390,000. Management believes that cash at January 28, 2000, along with cash generated from the Company's operating activities and its available revolver, will be sufficient to finance its continued operations, its presently authorized second 3 million share stock buyback program and its continued expansion plans through fiscal 2000. The Company intends to pursue open market purchases from time to time of its common stock under a previously authorized plan up to the 2,032,500 shares remaining at January 28, 2000 under this plan. The Company has engaged an adviser and agent to assist it with a series of real estate financing transactions under which certain of the Company's real estate holdings would be sold and leased back. These transactions, which could total $200 million, are intended to result in longer-term replacement of its existing bank debt as well as to fund the anticipated share repurchase. At least the first tranche of the financing is currently expected to be completed in the fourth quarter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There are no material changes to the disclosure made in the Company's Annual Report on Form 10-K for the year ended July 30, 1999 regarding this matter.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of January 28, 2000, and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 28, 2000 and January 29, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of July 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 8, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 9, 2000

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

               None.


Item 3.   Defaults Upon Senior Securities
          -------------------------------

               None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a)  The Annual Meeting of shareholders was held November 23, 1999.

          (b) Election of Directors: Reported in the Registrant's Form 10-Q quarterly report for the period ended October 29, 1999.

          (c) Other Matters: Reported in the Registrant's Form 10-Q quarterly report for the period ended October 29, 1999.

Item 5.   Other Information
          -----------------

               None.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following exhibits are filed pursuant to Item 601 of Regulation S-K

               (15)Letter regarding unaudited financial information.

          (b) The Company filed a Current Report on Form 8-K on December 16, 1999 pursuant to Item 5 of such form to announce that Richard
               K. Arras, President and Chief Operating Officer of the Company's subsidiary, Cracker Barrel Old Country Store, Inc., had resigned to pursue other interests. Dan W. Evins, Chairman and Chief Executive Officer of the Company, continues as Chief Executive Officer of Cracker Barrel Old Country Store, Inc. and has assumed the title and role of President of that subsidiary.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CBRL GROUP, INC.

Date:  3/9/00       By /s/Lawrence E. White
       ------          ------------------------------------------------
                       Lawrence E. White, Senior Vice President/Finance
                        and Chief Financial Officer

Date:  3/9/00       By /s/Patrick A. Scruggs
       ------          ------------------------------------------------
                       Patrick A. Scruggs, Assistant Treasurer

March 9, 2000



CBRL Group, Inc.
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CBRL Group, Inc. for the quarters and six-month periods ended January 28, 2000 and January 29, 1999, as indicated in our report dated March 9, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended January 28, 2000, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482, 333-01465 and 333-81063 on Forms S-8 and Registration
Statement Nos. 33-59582 and 333-74363 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP

Nashville, Tennessee