Form 10-Q
period 2000-04-28
CBRL GROUP INC
filed 2000-06-09
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 28, 2000

                        Commission file number 000-25225

                                CBRL GROUP, INC.

 A Tennessee Corporation                                  I.R.S. EIN: 62-1749513

                           Hartmann Drive, P.O.Box 787
                          Lebanon, Tennessee 37088-0787

                                  615-444-5533

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X     No

                        57,029,162 Shares of Common Stock
                         Outstanding as of May 26, 2000

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                  (Unaudited)

                                              April 28,                July 30,
                                                2000                     1999*
                                                ----                     ----
ASSETS
Current assets:
  Cash and cash equivalents                  $   14,264               $   18,262
  Property held for sale                          1,170                       --
  Receivables                                     8,134                    8,935
  Inventories                                    94,494                  100,455
  Prepaid expenses                                7,005                    8,041
  Deferred income taxes                           2,457                    2,457
                                             ----------               ----------
     Total current assets                       127,524                  138,150

  Property and equipment - net                1,074,213                1,020,055
  Goodwill - net                                108,250                  111,246
  Other assets                                    7,702                    8,330
                                             ----------               ----------

Total assets                                 $1,317,689               $1,277,781
                                             ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   65,124               $   67,286
  Accrued expenses                               94,447                   73,967
  Current portion of long-term debt
     and other long-term obligations                200                    2,700
                                             ----------               ----------
      Total current liabilities                 159,771                  143,953
                                             ----------               ----------

Long-term debt                                  315,000                  312,000
                                             ----------               ----------
Other long-term obligations                      31,482                   30,821
                                             ----------               ----------

Shareholders' equity:
  Preferred stock - 100,000,000 shares
    of $.01 par value authorized, no
    shares issued                                    --                       --
  Common stock - 400,000,000 shares of
    $.01 par value authorized, at April
    28, 2000, 62,601,662 shares issued
    and 57,074,162 shares outstanding and
    at July 30, 1999, 62,595,662 shares
    issued and 58,628,162 shares outstanding        626                      626
  Additional paid-in capital                    283,764                  283,724
  Retained earnings                             624,796                  590,128
                                             ----------               ----------
                                                909,186                  874,478
  Less treasury stock, at cost, 5,527,500
    and 3,967,500 shares, respectively          (97,750)                 (83,471)
                                             ----------               ----------
    Total shareholders' equity                  811,436                  791,007
                                             ----------               ----------

Total liabilities and shareholders' equity   $1,317,689               $1,277,781
                                             ==========               ==========

See notes to condensed consolidated financial statements.

(*) This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 30, 1999.

                                        CBRL GROUP, INC.
                          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (In thousands, except per share data)
                                          (Unaudited)

                                          Quarter Ended                    Nine Months Ended
                                    --------------------------         --------------------------
                                    April 28,         April 30,        April 28,         April 30,
                                      2000              1999             2000              1999
                                      ----              ----             ----              ----
   Net sales                        $435,834          $385,417        $1,301,300        $1,104,840
   Franchise fees and royalties          152               120               463               120
                                    --------          --------        ----------        ----------
     Total revenue                   435,986           385,537         1,301,763         1,104,960

   Cost of goods sold                148,130           129,580           456,778           387,799
                                    ---------         --------        ----------        ----------
   Gross profit                      287,856           255,957           844,985           717,161

   Labor & other related expenses    162,563           136,369           473,614           378,866
   Other store operating expenses     72,745            69,157           221,655           181,208
                                    --------          --------        ----------        ----------
   Store operating income             52,548            50,431           149,716           157,087

   General and administrative         22,284            22,362            72,571            59,323
   Amortization of goodwill              999               878             2,996             1,190
                                    --------          --------        ----------        ----------
   Operating income                   29,265            27,191            74,149            96,574

   Interest expense                    6,113             3,589            17,746             5,285
   Interest income                        32               104               267               902
                                    --------          --------        ----------        ----------
   Income before income taxes         23,184            23,706            56,670            92,191

   Provision for income taxes          8,741             9,014            21,365            34,283
                                    --------          --------        ----------        ----------
   Net income                       $ 14,443          $ 14,692        $   35,305        $   57,908
                                    ========          ========        ==========        ==========

   Net earnings per share:
         Basic                      $    .25          $    .25        $      .61        $      .95
                                    ========          ========        ==========        ==========
         Diluted                    $    .25          $    .25        $      .60        $      .95
                                    ========          ========        ==========        ==========

   Weighted average shares:
         Basic                        57,704            59,619            58,322            60,902
                                    ========          ========        ==========        ==========
         Diluted                      57,762            59,798            58,393            61,240
                                    ========          ========        ==========        ==========

   See notes to condensed consolidated financial statements.

                                       CBRL GROUP, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (In thousands)
                                          (Unaudited)


                                                                      Nine Months Ended
                                                            ----------------------------------
                                                            April 28,                 April 30,
                                                              2000                      1999
                                                              ----                      ----

   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $35,305                  $57,908
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                         48,112                   39,911
        Loss on disposition of property and equipment          1,461                        7
        Impairment loss                                        3,887                       --
    Changes in assets and liabilities:
        Inventories                                            5,961                 (10,742)
        Other assets                                             527                  (2,511)
        Accounts payable                                      (2,162)                 18,363
        Other current assets and liabilities                  23,154                  (6,322)
                                                             -------                 -------
    Net cash provided by operating activities                116,245                  96,614
                                                             -------                 -------

   CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                      (107,023)               (115,971)
    Cash paid for acquisition, net of cash acquired               --                (182,392)
    Proceeds from sale of property and equipment               1,332                   2,114
                                                            --------                --------
    Net cash used in investing activities                   (105,691)               (296,249)
                                                            --------                --------

   CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of long-term debt                 148,500                 330,000
    Principal payments under long-term debt and other
     long-term obligations                                  (148,176)                (93,891)
    Proceeds from exercise of stock options                       40                     891
    Treasury stock purchases                                 (14,279)                (82,613)
    Dividends on common stock                                   (637)                   (970)
                                                           ---------                --------
    Net cash (used in) provided by financing activities      (14,552)                153,417
                                                           ---------                --------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                  (3,998)                (46,218)

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             18,262                  62,593
                                                           ---------                --------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                $  14,264                $ 16,375
                                                           =========                ========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the nine months for:
     Interest                                              $  16,758                $  5,415
     Income taxes                                             15,811                  32,369


   See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated balance sheet as of April 28, 2000 and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended April 28, 2000 and April 30, 1999, have been prepared by CBRL Group, Inc. (the "Company") without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

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

2.  INCOME TAXES

         The provision for income taxes for the nine-month period ended April 28, 2000 has been computed based on management's estimate of the tax rate for the entire fiscal year of 37.7%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rates for the nine-month period ended April 30, 1999 and for the entire fiscal year of 1999 were 37.2% and 37.8%, respectively.

3.  SEASONALITY

         The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and nine-month period ended April 28, 2000 cannot be considered indicative of the operating results for the full fiscal year.

4.       INVENTORIES

Inventories were comprised of the following at:

                               April 28,              July 30,
                                 2000                   1999
                                 ----                   ----
              Retail           $68,760                $ 77,662
              Restaurant        16,966                  14,522
              Supplies           8,768                   8,271
                               -------                --------
                Total          $94,494                $100,455
                               =======                ========

5.       EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES

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

6.  COMPREHENSIVE INCOME

                  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There is no difference between comprehensive income and net income as reported by the Company for all periods shown.

7.  SEGMENT REPORTING

         The Company manages its business on the basis of one reportable operating segment. All of the Company's operations are located within the United States. The following data are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 for all periods presented.

                              Quarter Ended                Nine Months Ended
                         -----------------------        -----------------------
                         April 28,      April 30,       April 28,      April 30,
                           2000           1999            2000           1999
                           ----           ----            ----           ----
   Net sales:
     Restaurant          $348,877       $303,447       $1,003,582     $  828,934
     Retail                86,957         81,970          297,718        275,906
                         --------       --------       ----------     ----------
       Total net sales   $435,834       $385,417       $1,301,300     $1,104,840
                         ========       ========       ==========     ==========

8.  RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs incurred for internal-use computer software are capitalized or expensed and guidance on whether computer software is for internal use. In April 1998, SOP 98-5, "Reporting of the Costs of Start-up Activities," was issued. SOP 98-5 requires that the Company expense start-up costs of new stores as incurred rather than when the store opens as was the Company's previous practice. SOP 98-1 and 98-5 are effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 and 98-5 in the first quarter of fiscal 2000. The adoption of SOP 98-1 and 98-5 did not have a material effect on net income for the nine months ended April 28, 2000.

9.   ASSET IMPAIRMENT LOSS

         In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss on the long-lived assets of its retail-only mall store for the quarter ended January 28, 2000. After going through the first Christmas selling season for this test store, trends indicated that the undiscounted future cash flows from this store would be less than the carrying value of the long-lived assets related to the store. Accordingly, in January 2000, the Company recognized an asset impairment loss of $551 ($343 net of tax, or $0.006 per diluted share). This loss is the difference between the carrying value of the store's long-lived assets and the fair value of these assets based on discounted estimated future cash flows. As a result of certain management changes and resulting refocused operating priorities, the Company also incurred an impairment loss under SFAS No. 121 for the write-down of certain properties no longer expected to be used for future development. The Company evaluates properties and restaurants individually for purposes of measuring and recognizing impairments under SFAS No. 121. Accordingly, in January 2000, the Company recognized an impairment loss of $3,336 ($2,079 net of tax, or $0.035 per diluted share). This loss is the difference between the carrying value of these long-lived assets and the fair value of these assets based on the Company's estimated net realizable value upon disposal. These assets are classified in the line item titled "Property held for sale" on the Condensed Consolidated Balance Sheet as of April 28, 2000. These losses are included in the line item titled "Other store operating expenses" on the Condensed Consolidated Statement of Income for the nine months ended April 28, 2000.

10.  LITIGATION

         The Company's Cracker Barrel Old Country Store, Inc. subsidiary is involved in certain lawsuits, two of which are not ordinary routine litigation incidental to its business: Serena McDermott and Jennifer Gentry v. Cracker Barrel Old Country Store, Inc., a collective action under the federal Fair Labor Standards Act and was served on Cracker Barrel on May 3, 1999; and Kelvis Rhodes, Maria Stokes et al. v. Cracker Barrel Old Country Store, Inc., an action under Title VII of the Civil Rights Act of 1964 and Section 1 of the Civil Rights Act of 1866. The McDermott case alleges that certain tipped hourly employees were required to perform non-serving duties without being paid the minimum wage or overtime compensation for that work. The McDermott case seeks recovery of unpaid wages and overtime wages related to those claims. The Rhodes case seeks certification as a class action, a declaratory judgment to redress an alleged systemic pattern and practice of racial discrimination in employment opportunities, an order to effect certain hiring and promotion goals and back pay and other monetary damages.

         On March 17, 2000, the Court granted the plaintiffs' motion in the McDermott case to send notice to a provisional class of plaintiffs. The Court defined the provisional class as all persons employed as servers and all second-shift hourly employees at Cracker Barrel Old Country Store restaurants since January 4, 1996. Unless the case is resolved, a Court approved notice will be sent to the defined class members, who will have 30 days following the date of the notice to decide whether to participate in the lawsuit. The number of persons who will be sent notice has not yet been finally determined. Because of the provisional status of the plaintiff class, the Court could subsequently amend its decision. If amended, the scope of the class could either be reduced or increased or, if appropriate, the Court could dismiss the collective aspects of the case entirely.

         Cracker Barrel Old Country Store, Inc. believes it has substantial defenses to the claims made, and it is defending each of these cases vigorously. The parties are engaged in mediation in both cases, but the mediation process is confidential and the parties cannot comment on the process or the status of their discussions. Because only limited discovery has occurred to date, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements of the Company.

         In addition to the litigation described in the preceding paragraphs, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the operating results or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All dollar amounts reported or discussed in Item 2 are shown in thousands. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of CBRL Group, Inc. to differ materially from those expressed or implied by these statements. All forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. The Company disclaims any intent or obligation to update its forward-looking statements.
Factors  which will  affect  actual  results  include,  but are not  limited to:
changes in interest rates affecting the Company's financing costs; the availability and costs of acceptable sites for development; the effect of increased competition at Company locations on employee recruiting and retention, labor costs and restaurant sales; the ability of the Company to recruit, train and retain restaurant personnel; the acceptance of the Cracker Barrel Old Country Store(R) and Logan's Roadhouse(R) concepts as the Company continues to expand into new geographic regions; latent Year 2000 computer system problems; the ability of management to successfully implement its strategy for improving restaurant performance; the results of pending and threatened litigation; commodity price increases; adverse general economic conditions or changes in seasonal travel patterns of the Company's customers related thereto; adverse weather conditions; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety, pensions and insurance, and other areas affected by governmental actions; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

   RESULTS OF OPERATIONS

     CBRL Group, Inc. acquired Logan's Roadhouse, Inc. ("Logan's") on February 16, 1999 in the third quarter of the Company's prior fiscal year, and therefore, results for the quarter and nine months ended April 28, 2000 are not directly comparable to the quarter and nine months ended April 30, 1999. The acquisition of Logan's was additive to the Company's net income for both the quarter and nine months ended April 28, 2000 compared with the same periods in the prior year.

     The Company recorded charges of $8,592 before taxes during the quarter ended January 28, 2000 principally as a result of management changes and the resulting refocused operating priorities. These charges consisted of $3,887 for Statement of Financial Accounting Standards ("SFAS") No. 121 write-downs of certain properties no longer expected to be used for future development and for Cracker Barrel's test, retail-only mall store (see Note 8), $1,955 for severance and related expenses and $2,750 for other charges primarily consisting of the future minimum lease payments on certain properties no longer expected to be used for future development, the write-down of certain abandoned property, inventory write-downs related to the closing of Cracker Barrel's test, outlet store and other contractual obligations. These charges affect line items on the Company's Condensed Consolidated Statement of Income in dollars and as a percent of total revenue for the nine months ended April 28, 2000, respectively, as follows: Cost of goods sold $205, 0.0%; Other store operating expenses $6,149, 0.5%; and General and Administrative $2,238, 0.3%.

     The Company's lower net income for the quarter and nine months ended April 28, 2000 compared with the year earlier periods primarily reflects lower operating income at Cracker Barrel and higher interest expense partially offset by increased operating income from the acquisition of Logan's. The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended April 28, 2000 as compared to the same periods a year ago:

                                              Quarter Ended             Nine Months Ended
                                          --------------------         --------------------
                                          April 28,   April 30,        April 28,   April 30,
                                            2000        1999             2000        1999
                                            ----        ----             ----        ----

           Net sales                        100.0%      100.0%           100.0%      100.0%
           Franchise fees and royalties        --          --               --          --
                                            -----       -----            -----       -----
             Total revenue                  100.0       100.0            100.0       100.0

           Cost of goods sold                34.0        33.6             35.1        35.1
                                            -----       -----            -----       -----
           Gross profit                      66.0        66.4             64.9        64.9

           Labor & other related expenses    37.3        35.4             36.4        34.3
           Other store operating expenses    16.7        17.9             17.0        16.4
                                            -----       -----            -----       -----
           Store operating income            12.0        13.1             11.5        14.2

           General and administrative         5.1         5.8              5.6         5.4
           Amortization of goodwill           0.2         0.2              0.2         0.1
                                            -----       -----            -----       -----
           Operating income                   6.7         7.1              5.7         8.7

           Interest expense                   1.4         0.9              1.4         0.5
           Interest income                     --          --               --         0.1
                                            -----       -----            -----       -----

           Income before income taxes         5.3         6.2              4.3         8.3

           Provision for income taxes         2.0         2.4              1.6         3.1
                                            -----       -----            -----       -----
           Net income                         3.3%        3.8%             2.7%        5.2%
                                            =====       =====            =====       =====


          Cracker Barrel Old Country Store Comparable Store Sales Analysis

                          356 Store Average             326 Store Average
                            Quarter Ended               Nine Months Ended
                        ----------------------       ------------------------
                        April 28,     April 30,      April 28,       April 30,
                          2000          1999           2000            1999
                          ----          ----           ----            ----
   Net sales:
    Restaurant           $718.6        $703.1        $2,134.6        $2,146.7
    Retail                200.0         203.7           707.7           721.2
                         ------        ------        --------        --------

    Total net sales      $918.6        $906.8        $2,842.3        $2,867.9
                         ======        ======        ========        ========

TOTAL REVENUE

         Total revenue for the third quarter of fiscal 2000 increased 13% compared to last year's third quarter. The Company's total revenue primarily increased due to the increase in the number of stores open for the Cracker Barrel Old Country Store ("Cracker Barrel") and Logan's concepts from 391 and 50 stores open at April 30, 1999 to 426 and 64 stores open at April 28, 2000, respectively. Additionally, since the Company did not acquire the Logan's concept until February 16, 1999 during the third quarter of the prior year, the increase in total revenue reflects the inclusion of Logan's revenue in the Company's total revenue for the entire quarter ended April 28, 2000, which represents approximately 2% of the total revenue increase of 20%. The revenue increases also reflected an increase in comparable store sales at the Cracker Barrel Old Country Store concept. Comparable store restaurant sales increased 2.2% and comparable store retail sales decreased 1.8%, for a combined comparable store sales (total net sales) increase of 1.3%. Comparable store restaurant sales increased primarily due to increases in customer traffic of 1.2% and higher menu pricing for the quarter of 1.0%. Comparable store retail sales decreased primarily due to the reduced availability of certain popular retail items for which there were stronger sales in the prior year. . Comparable store sales data for the Logan's concept is for information only, since Logan's was not acquired until approximately two weeks into the third quarter of the Company's prior fiscal year. At the Logan's concept, comparable store sales increased 3.1%, which included a 2.1% customer traffic increase. During April 2000, the Company opened a new Carmine Giardini's Gourmet Market and La Trattoria Ristorante in Miami, Florida. This was a previously committed site that will help the Company determine the future direction of this concept. This evaluation presently is not expected to be complete before the end of the third quarter of next fiscal year.

         Total revenue for the nine-month period ended April 28, 2000, increased 18% compared to the nine-month period ended April 30, 1999. The primary reasons for the increase in total revenue are the inclusion of Logan's revenue in the Company's total revenue for the entire nine months ended April 28, 2000, which represents approximately 8% of the total revenue increase of 21% and the increase in the number of stores open for the Cracker Barrel concept from 391 stores open at April 30, 1999 to 426 stores open at April 28, 2000. These increases were partially offset by a decrease in comparable store sales at the Cracker Barrel concept. Comparable store restaurant sales decreased 0.6% and comparable store retail sales decreased 1.9%, for a combined comparable store sales (total net sales) decrease of 0.9%. Comparable store restaurant sales decreased primarily due to lower menu pricing for the nine months of 1.3%, partially offset by increases in customer traffic of 0.7%. Comparable store retail sales decreased primarily due to the reduced availability of certain popular retail items for which there were stronger sales in the prior year and a decrease in the sale of marked-down seasonal merchandise after Christmas versus the prior year. Comparable store sales data for the Logan's concept is for information only, since Logan's was not acquired until the third quarter of the Company's prior fiscal year. At the Logan's concept, comparable store sales, increased 3.6%, which included approximately a 2.4% customer traffic increase. During April 2000, the Company opened a new Carmine Giardini's Gourmet Market and La Trattoria Ristorante in Miami, Florida. This was a previously committed site that will help the Company determine the future direction of this concept. This evaluation presently is not expected to be complete before the end of the third quarter of next fiscal year.

COST OF GOODS SOLD

         Cost of goods sold as a percentage of total revenue for the quarter ended April 28, 2000 increased to 34.0% from 33.6% in the third quarter of last year. This increase was primarily due to higher retail cost of goods sold as a percentage of total revenue versus the prior year due primarily to lower initial mark-ons and higher retail shrinkage in fiscal 2000 versus a year ago. These increases were partially offset by the benefit to cost of goods sold from the inclusion of Logan's, which has lower cost of goods sold as a percentage of total revenue than Cracker Barrel Food cost as a percentage of total revenue was unchanged from the third quarter a year ago as commodity cost pressures in pork and beef were offset primarily by favorable dairy product costs and the effect of higher menu pricing of 1.0% at Cracker Barrel for the quarter versus the prior year.

         Cost of goods sold as a percentage of total revenue for the nine-month period ended April 28, 2000 was unchanged from 35.1% for the nine-month period ended April 30, 1999. Increases primarily included the effect of lower menu pricing of 1.3% at Cracker Barrel for the nine months versus the prior year, commodity cost pressures in pork and beef and lower initial retail mark-ons. These increases were partially offset by the decrease in markdowns of seasonal merchandise after Christmas versus the prior year, decreases in dairy prices, the benefit to cost of goods sold as a percentage of total revenue from the increasing mix of restaurant sales which have a lower cost of goods sold as a percentage of total revenue than retail sales and the benefit to cost of goods sold from the inclusion of Logan's, which has lower cost of goods as a percentage of total revenue than Cracker Barrel. Additionally, the Company had $205 in charges to cost of goods sold related to management's decision during the second quarter to close Cracker Barrel's test, outlet store.

LABOR AND OTHER RELATED EXPENSES

         Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 37.3% in the third quarter this year from 35.4% last year. This increase was primarily due to non-tipped, hourly employee wage inflation at Cracker Barrel and Logan's stores of approximately 6%, increases in Cracker Barrel's field management salary structure to attract and retain quality store managers, improved management staffing levels at Cracker Barrel stores versus the prior year and increased costs related to higher bonus payouts under the Cracker Barrel store-level bonus programs. These increases were partially offset by improved hourly labor efficiency at Cracker Barrel stores, the effect of higher menu pricing of 1.0% at Cracker Barrel for the quarter versus the prior year and the benefit to labor expense from adding Logan's, which has lower labor as a percentage of total revenue than Cracker Barrel.

         Labor and related expenses as a percentage of total revenue increased to 36.4% in the nine-month period ended April 28, 2000 from 34.3% in the nine-month period ended April 30, 1999. This increase was primarily due to non-tipped, hourly employee wage inflation at Cracker Barrel and Logan's stores of approximately 6%, increases in Cracker Barrel's field management salary structure to attract and retain quality store managers, improved management staffing levels at Cracker Barrel stores versus the prior year, increased costs related to higher bonus payouts under the Cracker Barrel store-level bonus program, increased costs related to a new group health plan implemented in January 1999, the effect of lower menu pricing of 1.3% at Cracker Barrel for the nine months versus the prior year and increases in workers compensation costs at Cracker Barrel stores. These increases were partially offset by the benefit to labor expense from adding Logan's, which has lower labor as a percentage of total revenue than Cracker Barrel and by lower bonus payouts under the store-level bonus program.

OTHER STORE OPERATING EXPENSES

         Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation. Other store operating expenses as a percentage of total revenue decreased to 16.7% in the third quarter of fiscal 2000 from 17.9% in the third quarter of last year.

These decreases were primarily due to lower advertising spending at the Cracker Barrel concept and the effect of higher menu pricing of 1.0% at Cracker Barrel for the quarter versus the prior year. These decreases were partially offset by the inclusion of Logan's, which has higher other store operating expenses as a percentage of total revenue than Cracker Barrel.

         Other store operating expenses as a percentage of total revenue increased to 17.0% for the nine-month period ended April 28, 2000 from 16.4% in the nine-month period ended April 30, 1999. This increase was primarily due to second quarter charges of $6,149 consisting primarily of impairment losses of $3,887 (see Note 8 to the Condensed Consolidated Financial Statements). Additionally, this increase was due to higher restaurant supplies expenses at Cracker Barrel stores, the effect of lower menu pricing of 1.3% at Cracker Barrel for the nine months versus the prior year and the inclusion of Logan's, which has higher other store operating expenses as a percentage of total revenue than Cracker Barrel. These increases were partially offset by lower advertising spending at the Cracker Barrel concept.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses as a percentage of total revenue decreased to 5.1% in the third quarter of fiscal 2000 from 5.8% in the third quarter of last year. The primary reasons for the decrease were improved sales volume, lower Cracker Barrel manager trainee costs ,certain overhead reduction efforts begun in the second quarter of fiscal 2000 and the benefit to general and administrative expense from adding Logan's, which has lower general and administrative costs as a percentage of total revenue than Cracker Barrel. These decreases were partially offset by the increase in bonus accruals versus the prior year.

         General and administrative expenses as a percentage of total revenue increased to 5.6% for the nine-month period ended April 28, 2000 from 5.4% in the nine-month period ended April 30, 1999. The primary reasons for the increase were an increase in corporate bonus accruals versus the prior year and $2,238 in charges consisting primarily of severance and related expenses of $1,955 for management changes during the second quarter and the resulting refocused priorities. These increases were partially offset due to the benefit to general and administrative expense from adding Logan's, which has lower general and administrative costs as a percentage of total revenue than Cracker Barrel.

INTEREST EXPENSE

         Interest expense increased to $6,113 in the third quarter of fiscal 2000 from $3,589 in the third quarter of last year. The increase primarily resulted from higher average debt outstanding during the quarter as compared to last year reflecting debt added to finance the Logan's acquisition in the third quarter of last year and to finance share repurchases.

         Interest expense increased to $17,746 for the nine-month period ended April 28, 2000 from $5,285 in the nine-month period ended April 30, 1999. The increase primarily resulted from higher average debt outstanding during the nine-month period as compared to last year reflecting debt added to finance the Logan's acquisition in the third quarter of last year and to finance share repurchases.

INTEREST INCOME

         Interest income decreased to $32 in the third quarter of fiscal 2000 from $104 in the third quarter of last year. The decrease was primarily due to lower average funds available for investment.

         Interest income decreased to $267 for the nine-month period ended April 28, 2000 from $902 in the nine-month period ended April 30, 1999. The decrease was primarily due to lower average funds available for investment.

PROVISION FOR INCOME TAXES

         The provision for income taxes as a percent of pretax income increased to 37.7% in the first nine months of fiscal 2000 from 37.2% during the same period a year ago. The increase in tax rate was primarily due to the non-deductibility of goodwill and costs related to the acquisition of Logan's in the third quarter of last year. (See Note 2).

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities provided net cash of $116,245 for the nine-month period ended April 28, 2000. Most of this cash was provided by net income adjusted for depreciation and amortization. Decreases in inventories, other current assets and other assets and increases in other current liabilities were partially offset by decreases in accounts payable.

         Capital expenditures were $107,023 for the nine-month period ended April 28, 2000. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $314 and $1,178 for the quarter and nine-month period ended April 28, 2000 as compared to $400 and $1,261 for the quarter and nine-month period ended April 30, 1999, respectively. The decrease in capital expenditures for the quarter and nine month period versus the same periods a year ago was primarily due to the decrease in Cracker Barrel new store openings in fiscal 2000 versus the prior year and the timing of Cracker Barrel new store construction in fiscal 2000 as compared to the same period a year ago as the Company reduced its new store development plans to focus management attention on improvement of existing operations. These decreases were partially offset by Logan's new store construction.

         The Company's internally generated cash, along with cash at July 30, 1999 and the Company's available revolver, were sufficient to finance all of its growth in the first nine months of fiscal 2000.

         The Company estimates that its capital expenditures for fiscal 2000 will be approximately $135,000 substantially all of which will be land purchases and the construction of new stores. During the first quarter of fiscal 2000, the Company received net proceeds of $30,000 from its revolving credit facility to fund its expansion. During the second quarter of fiscal 2000, the Company paid down $10,000 of its revolving credit facility from excess cash flows from operations beyond its cash needs for expansion. During the third quarter of fiscal 2000, the Company paid down $10,000 of its revolving credit facility, prepaid its remaining $7,000 of senior notes and repurchased a total of 1,560,000 shares of its common stock for $14,249 from excess cash flows from operations beyond its cash needs for expansion. On September 30, 1999, the Company increased its bank credit facility an additional $40,000 to $390,000. Management believes that cash at April 28, 2000, along with cash generated from the Company's operating activities and its available revolver, will be sufficient to finance its continued operations, the remaining 472,500 shares of its presently authorized stock buyback program and its continued expansion plans through fiscal 2001. The Company has engaged an adviser and agent to assist it with a series of real estate financing transactions under which certain of the Company's real estate holdings would be sold and leased back. In May 2000, the Company signed a commitment letter with an investor to complete these proposed transactions by the end of the fourth quarter. The estimated effect of the transactions on the Company's results from operations would be to increase other store operating expenses by the net effect of increased lease expense partially offset by lower depreciation, and to reduce, by a lesser amount based on present interest rates, interest expense. These transactions, which could total approximately $100 million and include up to 50 of the Company's 399 presently owned Cracker Barrel locations, are intended to result in longer-term replacement of its existing bank debt as well as to fund the remaining share repurchase. The Company also is considering certain other longer-term refinancing of its outstanding revolving bank credit facility, which, if entered into, could be conventional debt of $50-$100 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1999, and filed with the Commission on October 26, 1999, is incorporated in this item of this report by this reference.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of April 28, 2000, and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended April 28, 2000 and April 30, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

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

DELOITTE & TOUCHE LLP

Nashville, Tennessee
June 8, 2000

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

                Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1999, and filed with the Commission on October 26, 1999, is incorporated in this item of this report by this reference. The Company's Current Report on Form 8-K, filed on March 31, 2000, is incorporated in this item of this report by this reference. See also Note 10 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is also incorporated in this item of this report by this reference.

ITEM 2.   CHANGES IN SECURITIES

                None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.


ITEM 5.    OTHER INFORMATION

                None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following exhibits are filed pursuant to Item 601 of Regulation S-K

                     (15)Letter regarding unaudited financial information.
                     (17)Financial Data Schedule

               (b) On March 31, 2000, the Company filed a Current Report on Form 8-K reporting under Item 5 that on March 17, 2000, the Court granted the plaintiffs' motion in the SERENA MCDERMOTT AND JENNIFER GENTRY V. CRACKER BARREL OLD COUNTRY STORE, INC. unpaid wage case to send notice to a provisional class of plaintiffs.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CBRL GROUP, INC.

Date:  6/8/00       By /s/Lawrence E. White
       ------          ------------------------------------------------
                       Lawrence E. White, Senior Vice President/Finance
                        and Chief Financial Officer

Date:  6/8/00       By /s/Patrick A. Scruggs
       ------          ------------------------------------------------
                       Patrick A. Scruggs, Assistant Treasurer

June 8, 2000



CBRL Group, Inc.
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CBRL Group, Inc. for the quarters and nine-month periods ended April 28, 2000 and April 30, 1999, as indicated in our report dated June 8, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended April 28, 2000, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482, 333-01465 and 333-81063 on Forms S-8 and Registration
Statement Nos. 33-59582 and 333-74363 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP

Nashville, Tennessee