Form 10-K405
period 2000-07-28
CBRL GROUP INC
filed 2000-10-26
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                               FORM 10-K
(Mark One)
[x]      Annual Report Pursuant to Section 13 or 15(d) of
         The Securities Exchange Act of 1934
         For the fiscal year ended July 28, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ________ to _______

                         Commission file number
                               000-25225


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


          Registrant's telephone number, including area code:

                            (615)444-5533

      Securities registered pursuant to Section 12(b) of the Act:

                                None

      Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock
                          (Par Value $.01)

                    Common Stock Purchase Rights
                           (No Par Value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No
                               ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---




                                   1

The aggregate market value of voting stock held by nonaffiliates of the registrant is $785,016,996 as of September 29, 2000. As of that date, there were 56,701,849 shares of common stock outstanding.







                  Documents Incorporated by Reference
                  -----------------------------------

Document from which Portions                            Part of Form 10-K
are Incorporated by Reference                         to which incorporated
-----------------------------                         ---------------------

1.       Annual Report to Shareholders                       Part II
         for the fiscal year ended
         July 28, 2000 (the "2000 Annual Report")
2.       Proxy Statement for Annual                          Part III
         Meeting of Shareholders
         to be held November 21, 2000
         (the "2000 Proxy Statement")







         Except for specific historical information, the matters discussed in this Form 10-K, as well as the 2000 Annual Report that is incorporated herein by reference, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of CBRL Group, Inc. to differ materially from those expressed or implied by those statements. Factors which will affect actual results include, but are not limited to: the effect of increased competition at Company locations on sales and labor recruiting, cost and retention; the ability of the Company to recruit, train and retain qualified restaurant hourly and management employees; the availability and costs of acceptable sites for development; the acceptance of the Company's concepts as the Company continues to expand into new geographic regions; the results of pending or threatened litigation; commodity price increases; adverse general economic conditions; changes in interest rates affecting the Company's financing costs; adverse weather conditions; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety, pensions and insurance; other undeterminable areas affected by governmental actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

                                 PART I

ITEM 1. BUSINESS

OVERVIEW

      CBRL Group, Inc. (the "Company") is a holding company that, through certain subsidiaries, is engaged in the operation and development of the Cracker Barrel Old Country Store(R), Logan's Roadhouse(R) and Carmine Giardini's Gourmet Market and La Trattoria Ristorante(TM) restaurant and retail concepts. The Company was organized under the laws of the state of Tennessee in August 1998.

CONCEPTS

Cracker Barrel Old Country Store
--------------------------------

     Cracker Barrel Old Country Store, Inc. ("Cracker Barrel" ), headquartered in Lebanon, Tennessee, through its various subsidiaries operates, as of October 25, 2000, 432 full service "country store" restaurants and gift shops which are located in 40 states, primarily the southeast, midwest, mid-atlantic and southwest United States. Stores principally are located along interstate highways, however, ten stores are located at "tourist destinations" and sixteen "off-interstate" stores are located at locations that are neither a tourist destination nor an interstate location. The restaurants serve breakfast, lunch and dinner between the hours of 6:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays) and feature home style country cooking prepared on the premises from Cracker Barrel's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits. The restaurants do not serve alcoholic beverages. The stores are constructed in a rustic, country store design and feature a separate retail area offering a wide variety of decorative and functional items specializing in hand-blown glassware, cast iron cookware, toys, apparel and wood crafts as well as various old fashioned candies, jellies and other foods. Cracker Barrel stores appeal to both the traveler and the local customer and have consistently been a consumer favorite. Cracker Barrel was ranked as the top family dining chain for the tenth consecutive year in the 1999 Restaurants & Institutions magazine "Choice in Chains" annual customer survey.

Logan's Roadhouse
-----------------

     Logan's Roadhouse, Inc. ("Logan's"), headquartered in Nashville, Tennessee, through its various subsidiaries operates, as of October 25, 2000, 70 company-owned Logan's Roadhouse restaurants and franchises eight Logan's Roadhouse restaurants in 15 states, featuring steaks, ribs, chicken and seafood dishes served in a distinctive atmosphere reminiscent of an American roadhouse of the 1940s and 1950s.

Logan's serves lunch and dinner between the hours of 11:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays). The Logan's Roadhouse concept is designed to appeal to a broad range of customers by offering generous portions of moderately-priced, high quality food in a very casual, relaxed dining environment that is lively and entertaining. The fun atmosphere is enhanced by a complimentary Wurlitzer(TM) Jukebox, display cooking of grilled items, and complimentary peanuts which the guests are encouraged to enjoy and let the shells fall on the floor. The restaurants are open seven days a week for lunch and dinner and offer full bar service. Alcoholic beverages represented approximately 9% of Logan's total revenue in fiscal 2000. The Logan's Roadhouse menu is designed to appeal to a wide variety of tastes, emphasizing extra-aged, hand-cut USDA choice steaks, and signature dishes such as fried green tomatoes, baked sweet potatoes and made-from-scratch yeast rolls.

Carmine Giardini's Gourmet Market and La Trattoria Ristorante
-------------------------------------------------------------

         Carmine Giardini's is headquartered in Palm Beach Gardens, Florida and operates three full-service gourmet markets in that state. The markets offer gourmet specialties with a strong Italian influence, featuring such items as fresh seafood, meats, prepared foods, deli items, wines and cheeses. The Palm Beach Gardens store also includes an upscale Italian restaurant called La Trattoria Ristorante and was the model for the expansion of the concept. A new store in Aventura, Florida featuring both the market and restaurant was opened in April 2000. This store will be used to test the viability of this concept beyond the other two locations. Because the peak season in south Florida is the time period from Thanksgiving through Mother's Day, an evaluation of the new location and the future potential for this concept is not expected to be possible until near the end of fiscal 2001.

OPERATIONS

Cracker Barrel Old Country Store
--------------------------------

         Store Format: The format of Cracker Barrel stores consists of a rustic, country-store style building. All stores are freestanding buildings. Store interiors are subdivided into a dining room consisting of approximately 30% of the total interior store space, and a retail shop consisting of approximately 22% of such space, with the balance primarily consisting of kitchen and storage areas. All stores have functioning stone fireplaces, which burn wood wherever permitted, and are decorated with antique-style furnishings and other authentic and nostalgic items of the past, similar to those used and sold in original old country stores. The front porch of each store features a row of the signature Cracker Barrel rocking chairs that are used by guests waiting for a table and are sold in the retail shop. The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variation and development.

         Products: Cracker Barrel's restaurants, which generated approximately 76% of Cracker Barrel's total revenue in fiscal 2000, offer rural American cooking featuring Cracker Barrel's own recipes. In keeping with Cracker Barrel's emphasis on authenticity and quality, Cracker Barrel restaurants prepare menu selections on the premises. The restaurants offer breakfast, lunch and dinner from a moderately-priced menu. Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties. Prices for a breakfast meal ranging from $1.99 to $7.99. Lunch and dinner items include country ham, chicken, fish, steak, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, soups and specialty items such as beef stew with cornbread. Lunches and dinners range in price from $2.99 to $13.99. The average check per customer for fiscal 2000 was $6.99. Cracker Barrel from time to time adjusts its prices. A price increase of approximately 2% was instituted in December 1999 followed by a smaller price increase of approximately 1% in June 2000.

         The retail area of the stores, which generated approximately 24% of Cracker Barrel's total revenue in fiscal 2000, offers a wide variety of decorative and functional items such as hand-blown glassware, cast iron cookware, old-fashioned crockery, handcrafted figurines, classic children's toys, apparel and various other gift items, as well as various candies, preserves, smoked sausage, syrups and other food items. Many of the candy items, smoked bacon, jellies and jams along with other high quality products are sold under the "Cracker Barrel Old Country Store" brand name.

         Product Development and Merchandising: Cracker Barrel maintains a product development department, which develops new and improved menu items in response to shifts in customer preferences and to create customer interest. Cracker Barrel merchandising specialists are involved on a continuing basis in selecting and positioning merchandise in the retail shop. Management believes that Cracker Barrel has adequate flexibility to meet future shifts in consumer preference on a timely basis. Coordinated seasonal promotions are used regularly in the restaurants and retail shops.

         Store Management and Quality Controls: Cracker Barrel store management typically consists of a general manager, four associate managers and a retail manager who are responsible for approximately 100 employees on two shifts. The relative complexity of operating a Cracker Barrel Old Country Store requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational efficiency, Cracker Barrel has a bonus plan designed to provide store management with an opportunity to share in the profits of their store. Starting in fiscal 2000, Cracker Barrel implemented a supplemental bonus plan, providing managers an opportunity to earn an additional bonus based on achieving specific operational targets. Cracker Barrel also offers managers and certain hourly employees stock options based on their position and tenure. To assure that individual stores are operated at a high level of quality, Cracker Barrel emphasizes the selection and training of store managers and employs District Managers to support individual store managers and Regional Vice Presidents to support individual District Managers. Each District Manager's individual span of control typically is seven to eight individual restaurants, and Regional Vice Presidents support ten to eleven District Managers. Each store and District, respectively, are assigned to both a restaurant and a retail District Manager and Regional Vice President.

         The store management recruiting and training program begins with an evaluation and screening process. In addition to multiple interviews and background and experience verification, Cracker Barrel conducts testing which is designed to identify those applicants most likely to be best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of eight weeks of in-store training and three weeks of training at Cracker Barrel's corporate facilities. This program allows new managers the opportunity to become familiar with Cracker Barrel operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility. Cracker Barrel provides its managers with ongoing training through its various management development classes. Additionally, the Company is developing internet-based computer-assisted instruction capability to train both hourly and management staff consistently at all locations using satellite communications.

         Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to price and other material terms of most food purchases. Cracker Barrel purchases the majority of its food products and restaurant supplies on a cost-plus basis through an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; Dallas, Texas; Gainesville, Florida; and Belcamp, Maryland. The distributor is responsible for placing food orders and warehousing and delivering food products to Cracker Barrel's stores. Deliveries generally are made once per week to the individual stores. Certain perishable food items are purchased locally by Cracker Barrel stores.

         Cracker Barrel is a party to a "Prime Vendor Contract". The contract pricing terms were adjusted in July 2000, and the contract will remain in effect until both parties mutually modify it in writing or until terminated by either Cracker Barrel or the distributor upon 180 days written notice to the other party.

         Three food categories (pork, beef and poultry) account for the largest shares of Cracker Barrel's food purchasing expense at approximately 14%, 14% and 12% each, respectively. The single food item within these categories accounting for the largest share of Cracker Barrel's food purchasing expense is chicken tenderloin. Cracker Barrel presently purchases its pork through six vendors, beef through five vendors and poultry through seven vendors. Cracker Barrel purchases its chicken tenderloin through five vendors. Should any food items from these vendors become unavailable for any reason, management is of the opinion that these food items could be obtained in sufficient quantities from other sources at competitive prices.

         The majority of retail items are purchased directly by Cracker Barrel, warehoused at its owned Lebanon distribution center and shipped to the stores. This distribution center is a 367,200 square foot facility with 36 foot ceilings and 170 bays. The facility originally was built in 1993 and expanded in 1996. On December 20, 1996, Cracker Barrel signed a dedicated carriage agreement with an unaffiliated transportation company for the transportation of retail merchandise from the Cracker Barrel distribution center throughout the contiguous 48 states. This agreement, which is for a period of 48 months, sets forth the relationship between the respective companies and is structured to facilitate the growth of Cracker Barrel's retail business over the term of the agreement. The transportation company or Cracker Barrel may terminate the agreement on any annual anniversary date by giving the other party 60 days prior written notice. On September 18, 2000, Cracker Barrel gave notice to the retail transportation company that it will not renew the current contract beyond April 1, 2001. Cracker Barrel is currently engaged in final negotiations with another unaffiliated transportation company with respect to retail merchandise carriage at the conclusion of the existing contract. It is not expected that the terms of a new contract would have a material effect on the Company. Certain retail items are drop-shipped directly from Cracker Barrel's vendors to its stores.

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

         Marketing: To reach consumers in the primary trade area for each Cracker Barrel store and also interstate travelers and tourists, outdoor advertising is the primary advertising media utilized, accounting for approximately 50% of advertising expenditures in fiscal 2000. In recent years Cracker Barrel has utilized other types of media, such as television, radio and print, in its core markets to maintain customer awareness, and outside of its core markets to increase name awareness and to build brand loyalty. Cracker Barrel defines its core market based on geographic location, longevity in the market and name awareness in the market. However, Cracker Barrel changed its advertising strategy for fiscal 2000 to reduce overall advertising spending as a percentage of net sales and to reallocate a portion of the advertising dollars previously spent on television, radio and print media to other marketing programs. Cracker Barrel decreased its overall advertising spending from 2.8% of Cracker Barrel's net sales in fiscal 1999 to 2.4% of Cracker Barrel's net sales in fiscal 2000. Cracker Barrel plans to decrease its overall advertising spending to 2.3% of Cracker Barrel's net sales in fiscal 2001. Outdoor advertising should represent approximately 50% of advertising expenditures in fiscal 2001 as it did in fiscal 2000 and as it had in fiscal years prior to 1999. New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume.

Logan's Roadhouse
-----------------

         Store Format: Logan's Roadhouse restaurants are constructed of rough-hewn cedar siding in combination with bands of corrugated metal outlined in double-striped, red neon with a yellow washlight. Interiors are decorated with hand-painted murals depicting scenes reminiscent of American roadhouses of the 1940s and 1950s, concrete and wooden planked floors, neon signs, and feature Wurlitzer(TM) Jukeboxes playing contemporary country hits. The lively, country "honky-tonk" atmosphere seeks to appeal to families, couples, single adults and business persons. The restaurants also feature display cooking and an old-fashioned meat counter displaying steaks, ribs, seafood and salads, and include a spacious, comfortable bar area. While dining or waiting for a table, guests may eat complimentary roasted in-shell peanuts and toss the shells on the floor, and watch as cooks prepare steaks and other entrees on gas-fired mesquite grills.

         Products: Logan's restaurants offer a wide variety of items designed to appeal to a broad range of consumer tastes. Specialty appetizers include Logan's fried green tomatoes, hot wings Roadhouse style, baby back ribs basket and Roadhouse nachos. Logan's dinner menu features an assortment of specially seasoned USDA choice steaks, extra-aged, and cut by hand on premises. Guests may also choose from baby back ribs, seafood, mesquite grilled shrimp, mesquite grilled pork chops, grilled and barbecue chicken and an assortment of hamburgers, salads and sandwiches. All dinner entrees include dinner salad, made-from-scratch yeast rolls and a choice of brown sugar and cinnamon sweet potato, baked potato, fries or rice pilaf at no additional cost. Logan's express lunch menu provides specially priced items guaranteed to be served in less than 15 minutes. All lunch salads are served with made-from-scratch yeast rolls, and all lunch sandwiches are served with home-style potato chips at no additional cost. Prices range from $4.59 to $8.29 for lunch items and from $7.99 to $17.99 for dinner entrees. The average check per customer for fiscal 2000 was $11.25. Logan's adjusts its prices from time to time and increased menu prices approximately 1% in October 1999 and approximately 3% in June 2000.

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

         Store Management and Quality Controls: Store management typically consists of a general manager, one kitchen manager and four assistant managers who are responsible for approximately 100 hourly employees. Each store employs a skilled meat-cutter to cut steaks from USDA choice beef. The general manager of each restaurant is responsible for the day-to-day operations of the restaurant, including maintaining the standards of quality and performance established by Logan's corporate management. Management believes that guests benefit from the attentive service and high quality food, which results from having six managers in every restaurant. Logan's generally seeks as managers for each restaurant, two non-management employees promoted into management positions who therefore fully understand the Logan's Roadhouse concept, and four managers with high levels of previous management experience. To assure that individual restaurants are operated at a high level of quality, Logan's has Regional Managers to support individual store managers and two Vice Presidents of Operations to support individual Regional Managers. Each Regional Manager supports 4 to 5 individual restaurants. Through regular visits to the restaurants, the Vice Presidents of Operations and the Regional Managers ensure that the Logan's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

         Logan's requires that its restaurant managers have significant experience in the full-service restaurant industry. All new managers are required to complete a comprehensive ten-week training course conducted at a Logan's Roadhouse restaurant, emphasizing the Logan's operating strategy, procedures and standards. In November 2000 Logan's expects to open a modern training facility in

Nashville, Tennessee to support and improve the training of new management candidates.

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

         The single food category accounting for the largest share (approximately 36%) of Logan's food purchasing expense is beef. Each Logan's restaurant employs a butcher who hand-cuts beef on premises. Logan's presently purchases its beef through two supply contracts. Should any beef items from these vendors become unavailable for any reason, management believes that such items could be obtained in sufficient quantities from other sources at competitive prices.

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

         Marketing: Logan's employs an advertising and marketing strategy designed to establish and maintain a high level of name recognition and to attract new customers. Logan's primarily uses radio and outdoor advertising in selected markets. Management's goal is to develop a sufficient number of restaurants in certain markets to permit the cost-efficient use of television, radio and outdoor advertising. Logan's currently spends approximately 1.5% of its net sales on advertising. Logan's also engages in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs, in order to increase public awareness of Logan's Roadhouse restaurants. Logan's also has numerous tie-ins with the National Football League's Tennessee Titans, including two concession facilities inside Nashville, Tennessee's Adelphia Coliseum (named "Logan's Landing") and various promotions during and around the games.

         Franchising: Prior to the Company acquiring Logan's Roadhouse, Inc., Logan's entered into three area development agreements and accompanying franchise agreements. Franchisees operate 8 Logan's Roadhouse restaurants in 4 states, and they have rights under the existing agreements, subject to development terms, conditions and timing requirements, to open up to 19 additional locations in those same states plus parts of Oregon. Certain of the agreements provide for the possible acquisition of the franchise locations by Logan's under specified terms. Management is not considering any other future franchising opportunities beyond the current development agreements.



EXPANSION

         The Company opened the following 30 new Cracker Barrel stores in fiscal 2000:

Interstate  10 (1)       Beaumont, Texas
Interstate  26 (1)       Orangeburg, South Carolina
Interstate  29 (1)       Sioux Falls, South Dakota
Interstate  40 (2)       North Little Rock, Arkansas; Shawnee, Oklahoma
Interstate  59 (1)       Gadsden, Alabama
Interstate  64 (1)       Corydon, Indiana
Interstate  70 (1)       Hagerstown, Maryland
Interstate  71 (1)       Sunbury, Ohio
Interstate  75 (2)       Calhoun and Cordele, Georgia
Interstate  76 (1)       Rootstown, Ohio
Interstate  77 (1)       Columbia, South Carolina
Interstate  80 (2)       Ottawa, Illinois; Bloomsburg, Pennsylvania
Interstate  81 (1)       Wytheville, Virginia
Interstate  91 (1)       East Windsor, Connecticut
Interstate  93 (1)       Londonderry, New Hampshire
Interstate  94 (2)       Bismarck, North Dakota; Lake Delton, Wisconsin
Interstate  95 (2)       Coventry, Rhode Island; Walterboro, South Carolina
Off Interstate (8)       Jonesboro, Arkansas; Albany, Georgia; Kokomo,
                         Indiana; Madisonville and Somerset, Kentucky;
                         Saltillo, Mississippi; Wilmington, North Carolina;
                         Lancaster, Pennsylvania


         The Company plans to open 15 new Cracker Barrel stores during fiscal 2001, of which the following six of those stores are already open:

Interstate  84 (1)       Sturbridge, Massachusetts
Off Interstate (5)       Hot Springs, Arkansas; Murray, Kentucky; Traverse
                         City, Michigan; Gallatin, Tennessee; Lynchburg,
                         Virginia
</TABLE

         The Company opened the following 12 new Logan's restaurants in fiscal
2000:


Texas          (8)       Dallas, Grapevine, Houston, Hurst, McAllen, Midland,
                         San Antonio and San Marcos
Michigan       (2)       Roseville and Shelby Township
Georgia        (1)       Douglasville
Kentucky       (1)       Lexington


         The Company plans to open 13 new Logan's restaurants, including one location to replace a unit that was destroyed by fire in fiscal 2000, during fiscal 2001, of which the following five restaurants are already open:

Texas          (3)       Laredo, Round Rock and San Angelo
Alabama        (1)       Decatur
Michigan       (1)       Troy




         Prior to committing to a new location, Cracker Barrel and Logan's perform extensive reviews of various available sites, gathering approximate cost, demographic and traffic data. This information is analyzed by a model to help with the decision on building a store. Cracker Barrel and Logan's utilize in-house engineers to consult on architectural plans, to develop engineering plans and to oversee new construction. Cracker Barrel and Logan's are currently engaged in the process of seeking and selecting new sites, negotiating purchase or lease terms and developing chosen sites.

         It has traditionally been the Company's strategy to own its store properties. However, on July 31, 2000, the Company, through its Cracker Barrel Old Country Store, Inc. subsidiary, completed a sale-leaseback transaction involving 65 of its owned Cracker Barrel Old Country Store units. Under the transaction, the land, buildings and improvements at the locations were sold for net consideration of $138.3 million and have been leased back for an initial term of 21 years. Equipment was not included. The leases include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased units. Net rent expense during the initial term will be approximately $15.0 million annually, and the assets sold and leased back previously had depreciation expense of approximately $2.7 million annually. Net proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Facility, and the commitment under that facility was reduced by $70 million to $270 million. Of the 432 Cracker Barrel stores open as of October 25, 2000, the Company owns 338, while the other 94 properties are either ground leases or ground and building leases. Currently, the average cost for a new Cracker Barrel store is approximately $800,000 for land and sitework, $875,000 for building, and $575,000 for equipment. The current Cracker Barrel store size is approximately 10,000 square feet with 184 seats in the restaurant.

         Of the 78 Logan's stores open as of October 25, 2000, 8 are franchised stores. Of the remaining 70 Logan's stores, the Company owns 44, while the other 26 properties are ground leases. Currently, the average cost for a new Logan's store is approximately $1,285,000 for land and sitework, $1,110,000 for building, and $430,000 for equipment. The current Logan's store size is approximately 7,800 square feet with 292 seats in the restaurant, including 45 seats in the bar area. During fiscal 2001 Logan's plans to begin building and opening a new prototype design that management believes will be more operationally efficient.

EMPLOYEES

         As of July 28, 2000, CBRL Group, Inc. employed 17 people, of whom 6 were in advisory and supervisory capacities, and 6 were officers of the Company. Cracker Barrel employed 44,733 people, of whom 382 were in advisory and supervisory capacities, 2,423 were in store management positions and 27 were officers. Logan's employed 6,464 people, of whom 36 were in advisory and supervisory capacities, 391 were in store management positions and 6 were officers. Carmine's employed 307 people, of whom 3 were in advisory and supervisory capacities, 7 were in store management and 2 were officers. Many of the restaurant personnel are employed on a part-time basis. Competition for and availability of qualified new employees has become more difficult in recent years, contributing to increases in store labor expenses. The Company's employees are not represented by any union, and management considers its employee relations to be good.

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

TRADEMARKS

         Cracker Barrel through its affiliate, CBOCS General Partnership, owns certain registered copyrights and trademarks relating to the name "Cracker Barrel Old Country Store", as well as its logo, menus, designs of buildings, general trade dress and other aspects of operations. Logan's owns or has applied for certain registered copyrights and trademarks relating to the name "Logan's Roadhouse", as well as its logo, menus, designs of buildings, general trade dress and other aspects of operations. Carmine's has filed trademark registration relating to the name "Carmine Giardini" and "Carmine Giardini's Gourmet Market and La Trattoria Ristorante". The Company believes that the use of these names have some value in maintaining the atmosphere and public acceptance of its mode of operations. The Company's policy is to pursue registration of its copyrights and trademarks whenever possible and to oppose vigorously any infringement of its copyrights and trademarks.

RESEARCH AND DEVELOPMENT

         While research and development are important to the Company, these expenditures have not been material due to the nature of the restaurant and retail industry.

SEASONAL ASPECTS

         Historically the profits of the Company have been lower in the second fiscal quarter than in the first and third fiscal quarters and highest in the fourth fiscal quarter. Management attributes these variations primarily to the decrease in interstate tourist traffic during the winter months and the increase in interstate tourist traffic during the summer months.

SEGMENT REPORTING

         The Company has one reportable segment. See Notes 2 and 9 to the consolidated financial statements contained in the 2000 Annual Report incorporated by reference in Part II of this Annual Report on Form 10-K for more information on segment reporting.

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

ITEM 2. PROPERTIES

         The Company's corporate headquarters are presently located on approximately 10 acres of land owned by the Company in Lebanon, Tennessee. The Company utilizes 10,000 square feet of office space for its corporate headquarters. Management believes that the current amount of office space is sufficient to meet the Company's needs for corporate office space through fiscal 2001.

         The Cracker Barrel Old Country Store, Inc. corporate headquarters and warehouse facilities are presently located on approximately 120 acres of land owned by Cracker Barrel Old Country Store, Inc. in Lebanon, Tennessee.
Cracker Barrel utilizes approximately 110,000 square feet of office space and 367,200 square feet of warehouse facilities for its retail distribution center. Cracker Barrel management believes that the current amount of office and warehouse space is sufficient to meet the Company's needs through fiscal 2001.

         The Logan's Roadhouse, Inc. corporate headquarters presently is located in approximately 16,000 square feet of space in Nashville, Tennessee, under a lease expiring on April 1, 2010. Logan's management believes that the rent payable for these premises does not exceed the fair market value of comparable properties. Management believes this new lease is adequate for Logan's current uses and anticipated growth through fiscal 2001.

         The CPM Merger Corporation (Carmine Giardini's Gourmet Market and La Trattoria Ristorante) corporate headquarters presently is located in approximately 3,000 square feet of space in Palm Beach Gardens, Florida, under a lease expiring on December 31, 2003 with two 5-year renewal terms. Carmine Giardini's management believes that the rent payable for this space does not exceed the fair market value of comparable properties. Management believes this lease is adequate for Carmine Giardini's current uses and anticipated growth through fiscal 2001.

         Cracker Barrel Old Country Store, Inc. opened a retail-only mall store, named "The Store," in a regional mall in Nashville, Tennessee in July 1999 to test this growth opportunity to leverage the Cracker Barrel's merchandising and logistical expertise. The retail-only mall store is leased and is presently considered a research and development site.




      In addition to the various corporate facilities, various properties owned or leased for future development, Cracker Barrel's retail-only mall store and Carmine Giardini's three gourmet markets and two restaurants in Florida and certain excess real property, which the Company intends to dispose of, the Company owns or leases the following Cracker Barrel and Logan's store properties as of October 25, 2000:


State                 Cracker Barrel        Logan's           Combined
-----                 --------------     -------------      -------------
                      Owned  Leased      Owned  Leased      Owned  Leased
                      -----  ------      -----  ------      -----  ------
Tennessee              28       9          8       4         36      13
Texas                  22       4         10       7         32      11
Florida                33       -          4       1         37       1
Georgia                23       5          5       2         28       7
Kentucky               16       6          1       4         17      10
Indiana                17       4          3       1         20       5
Ohio                   20       4          1       -         21       4
Alabama                12       5          4       2         16       7
Illinois               21       1          -       -         21       1
North Carolina         18       4          -       -         18       4
Virginia               15       1          4       -         19       1
Michigan               13       2          1       2         14       4
South Carolina         10       5          -       -         10       5
Louisiana               7       2          3       2         10       4
Missouri               11       2          -       -         11       2
Pennsylvania            8       5          -       -          8       5
Arkansas                4       6          -       -          4       6
Mississippi             8       2          -       -          8       2
New York                8       2          -       -          8       2
Arizona                 2       7          -       -          2       7
West Virginia           3       4          -       1          3       5
Kansas                  5       1          -       -          5       1
Oklahoma                4       2          -       -          4       2
Wisconsin               5       -          -       -          5       -
Colorado                3       1          -       -          3       1
Iowa                    3       -          -       -          3       -
Maryland                2       1          -       -          2       1
Massachusetts           -       3          -       -          -       3
Minnesota               3       -          -       -          3       -
New Jersey              -       3          -       -          -       3
New Mexico              2       1          -       -          2       1
Utah                    3       -          -       -          3       -
Connecticut             1       1          -       -          1       1
Montana                 2       -          -       -          2       -
Nebraska                1       1          -       -          1       1
Idaho                   1       -          -       -          1       -
New Hampshire           1       -          -       -          1       -
North Dakota            1       -          -       -          1       -
Rhode Island            1       -          -       -          1       -
South Dakota            1       -          -       -          1       -

Total                 338      94         44      26        382     120


         See "Business-Operations" and "Business-Expansion" for additional information on the Company's stores.




ITEM 3.  LEGAL PROCEEDINGS

         The Company's Cracker Barrel Old Country Store, Inc. subsidiary is involved in two lawsuits, filed in the U.S. District Court for the Northern District of Georgia, Rome Division, which are not ordinary routine litigation incidental to its business. Serena McDermott and Jennifer Gentry v. Cracker Barrel Old Country Store, Inc., a collective action under the federal Fair Labor Standards Act ("FLSA"), was served on Cracker Barrel on May 3, 1999. Kelvis Rhodes, Maria Stokes et al. v. Cracker Barrel Old Country Store, Inc., filed under Title VII of the Civil Rights Act of 1964 and Section 1 of the Civil Rights Act of 1866, was served on Cracker Barrel on September 15, 1999. The McDermott case is styled a collective action and alleges that certain tipped hourly employees were required to perform non-serving duties without being paid the minimum wage or overtime compensation for that work. The McDermott case seeks recovery of unpaid wages and overtime wages related to those claims. The Rhodes case seeks certification as a class action, a declaratory judgment to redress an alleged systemic pattern and practice of racial discrimination in employment opportunities, an order to effect certain hiring and promotion goals and back pay and other monetary damages. Cracker Barrel Old Country Store, Inc. believes it has substantial defenses to the claims made, and it is defending each of these cases vigorously. In March 2000 the court granted the plaintiffs' motion in the McDermott case to send notice to a provisional class of plaintiffs (servers and all second-shift hourly employees). The number of notices to be sent has not been determined. The parties are engaged in mediation, currently focused on the FLSA claims, but the mediation process is confidential and the parties cannot comment on the process or the status of their discussions. Because only limited discovery has occurred to date, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements of the Company.

         In addition to the matters described above, the Company is a party to other routine litigation incidental to its business. Management does not believe that the outcome of any of these other routine matters will have a material effect upon the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.




         Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers of the Registrant
------------------------------------

     The following table sets forth certain information concerning the executive officers of the Company, as of September 29, 2000:


Name                     Age               Position with Registrant
----                     ----              ------------------------

Dan W. Evins             65                Chairman of the Board
                                           & Chief Executive Officer
                                           of the Company and CEO of
                                           Cracker Barrel

Michael A. Woodhouse     55                President & Chief Operating
                                           Officer of the Company and
                                           COO of Cracker Barrel

Lawrence E. White        50                Senior Vice President, Finance
                                           & Chief Financial Officer

James F. Blackstock      53                Senior Vice President,
                                           General Counsel and Secretary

Peter W. Kehayes         43                President and Chief Operating
                                           Officer of Logan's Roadhouse, Inc.

         The following background material is provided for those executive officers who have been employed by the Registrant for less than five years:

         Prior to his employment with the Company in January 1999, Mr. Evins was Chairman of the Board and Chief Executive Officer of Cracker Barrel Old Country Store, Inc. since its founding in 1969. He continues to serve as CEO of Cracker Barrel Old Country Store, Inc.

         Prior to his employment with the Company in January 1999, Mr. Woodhouse was Senior Vice President of Finance and Chief Financial Officer of Cracker Barrel Old Country Store, Inc. since December 1995. He now also serves as COO of Cracker Barrel Old Country Store, Inc. Prior to December 1995, Mr. Woodhouse was Senior Vice President and Chief Financial Officer of Daka International, Inc. from 1993 to 1995. Mr. Woodhouse was Vice President and Chief Financial Officer of Tia's Inc. from 1992 to 1993. Prior to 1992 he was Executive Vice President and Chief Financial Officer of Metromedia Steakhouses, Inc.

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

         Prior to his employment with the Company in January 1999, Mr. Blackstock was Vice President, General Counsel and Secretary of Cracker Barrel Old Country Store, Inc. since June 1997. From 1993 to 1997 Mr. Blackstock served as Vice President, General Counsel and Secretary of TravelCenters of America, Inc. Prior to 1993, Mr. Blackstock was engaged in the private practice of law in Los Angeles, California.

         Mr. Kehayes joined Logan's in August 1997, where he served as Senior Vice President of Operations from October 1997 until his promotion to President and Chief Operating Officer in April 2000. Prior to his employment with Logan's, Mr. Kehayes served as Senior Vice President of Operations of Cucina! Cucina! Inc. from June 1994 to August 1997 and Director of Regional Operations for Cooker Restaurant Corporation from June 1986 to June 1994.



                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market (National Market System) ("Nasdaq") with the symbol CBRL. There were 17,836 shareholders of record as of September 29, 2000.

         The table "Market Price and Dividend Information" on page 45 of the 2000 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The table "Selected Financial Data" on page 45 of the 2000 Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following portions of the 2000 Annual Report are incorporated herein by this reference:

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 46 through 51.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following portion of the 2000 Annual Report is incorporated herein by this reference:

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 49 and 50.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following portions of the 2000 Annual Report are incorporated herein by this reference:

         Consolidated Financial Statements and Independent Auditors' Report on pages 52 through 64.

         Quarterly Financial Data (Unaudited) on page 64.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.





                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors of the Company is incorporated herein by this reference to the section entitled "Election of Directors" in the 2000 Proxy Statement. The information required by this item with respect to executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by this reference to the sections entitled "Director Compensation" and "Executive Compensation" in the Company's 2000 Proxy Statement. The matters labeled "Report of the Compensation and Stock Option Committee of the Board of Directors on Executive Compensation" and "Stock Performance Graph" shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by this reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by this reference to the section entitled "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement.

                               PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

         A.      List of documents filed as part of this report:

                 1. The following Financial Statements and the Report of Deloitte & Touche LLP on pages 52 through 64 of the 2000 Annual Report are incorporated herein by this reference:

                         Independent Auditors' Report dated
                         September 7, 2000

                         Consolidated Balance Sheets as of July 28,
                         2000 and July 30, 1999

                         Consolidated Statements of Income for each of the three fiscal years ended July 28, 2000, July 30, 1999 and July 31, 1998

                         Consolidated Statements of Changes in
                         Shareholders' Equity for each of the three fiscal years ended July 28, 2000, July 30, 1999 and July 31, 1998

                         Consolidated Statements of Cash Flows for each of the three fiscal years ended July 28, 2000, July 30, 1999 and July 31, 1998

                         Notes to Consolidated Financial Statements

                 2. The exhibits listed in the accompanying Index to Exhibits on pages 20 and 21 are filed as part of this annual report.

         B.      Reports on Form 8-K:

                         There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended July 28, 2000.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cracker Barrel Old Country Store, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CBRL GROUP, INC.


By: /s/Dan W. Evins                     By: /s/Patrick A. Scruggs
    -----------------------------           ------------------------------
    Dan W. Evins                            Patrick A. Scruggs
    CEO and Chairman of the Board           Assistant Treasurer
    (Principal Executive Officer)           (Principal Accounting Officer)

By: /s/Lawrence E. White
    -----------------------------
    Lawrence E. White
    Senior Vice President, Finance
    (Principal Financial Officer)

Date:  October 25, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



---------------------------------      ------------------------------
James C. Bradshaw, M.D., Director      Charles T. Lowe, Jr., Director

Date:                                  Date:
     ----------------------------           -------------------------


/s/ Robert V. Dale                     /s/B.F. Lowery
---------------------------------      ------------------------------
Robert V. Dale, Director               B. F. Lowery, Director

Date: October 26, 2000                 Date: October 26, 2000
     ----------------------------           -------------------------


/s/Dan W. Evins                         /s/Gordon L. Miller
---------------------------------       -----------------------------
Dan W. Evins, Director                  Gordon L. Miller, Director

Date: October 26, 2000                  Date: October 26, 2000
     ----------------------------            ------------------------


/s/Edgar W. Evins                       /s/ Martha M. Mitchell
---------------------------------       -----------------------------
Edgar W. Evins, Director                Martha M. Mitchell, Director

Date: October 26, 2000                  Date: October 26, 2000
     ----------------------------            ------------------------

/s/ Robert C. Hilton                    /s/ Jimmie D. White
---------------------------------       -----------------------------
Robert C. Hilton, Director              Jimmie D. White, Director

Date: October 26, 2000                  Date: October 26, 2000
     ----------------------------            ------------------------


/s/Charles E. Jones, Jr.                /s/Michael A. Woodhouse
---------------------------------       ------------------------------
Charles E. Jones, Jr., Director         Michael A. Woodhouse, Director

Date: October 26, 2000                  Date: October 26, 2000
     ----------------------------            -------------------------

                           INDEX TO EXHIBITS

Exhibit
-------
3(I), 4(a)       Charter (1)

3(II), 4(b)      Bylaws (1)

4(c)             Shareholder Rights Agreement dated 9/7/1999 (2)

10(a) Credit Agreement dated 2/16/1999, relating to the $50,000,000 Term Loan and the $300,000,000 Revolving Credit
                 Facility (3)

10(b)            First Amendment to Credit Agreement dated 7/29/1999 (3)

10(c)            Second Amendment to Credit Agreement dated 9/29/1999 (3)

10(d)            Third Amendment to Credit Agreement dated 2/29/2000

10(e) Lease dated 8/27/1981 for lease of Macon, Georgia, store between Cracker Barrel Old Country Store, Inc. and B. F.
                 Lowery, a director of the Company (4)

10(f)            The Company's 1987 Stock Option Plan, as amended (6)

10(g) The Company's Amended and Restated Stock Option Plan, as amended (3)

10(h) The Company's Non-Employee Director's Stock Option Plan, as amended (7)

10(i)            The Company's Non-Qualified Savings Plan, effective
                 1/1/1996, as amended (6)

10(j)            The Company's Deferred Compensation Plan, effective 1/1/1994
                 (4)

10(k)            The Company's Executive Employment Agreement for Dan W.
                 Evins (5)

10(l)            The Company's Executive Employment Agreement for Peter W.
                 Kehayes

10(m)            Change-in-control Agreement for Dan W. Evins dated 10/8/1999
                 (3)

10(n)            Change-in-control Agreement for Michael A. Woodhouse dated
                 10/8/1999 (3)

10(o)            Change-in-control Agreement for Lawrence E. White dated
                 10/8/1999 (3)

10(p)            Change-in-control Agreement for James F. Blackstock dated
                 10/8/1999 (3)

10(q)            Change-in-control Agreement for Peter W. Kehayes dated
                 10/8/1999

10(r)            Master Lease dated July 31, 2000 between Country Stores
                 Property I, LLC ("Lessor") and Cracker Barrel Old Country
                 Store, Inc. ("Lessee") for lease of 21 Cracker Barrel Old
                 Country Store(R) sites

10(s)            Master Lease dated July 31, 2000 between Country Stores
                 Property I, LLC ("Lessor") and Cracker Barrel Old Country
                 Store, Inc. ("Lessee") for lease of 9 Cracker Barrel Old
                 Country Store(R) sites*

10(t)            Master Lease dated July 31, 2000 between Country Stores
                 Property II, LLC ("Lessor ") and Cracker Barrel Old Country
                 Store, Inc. ("Lessee") for lease of 23 Cracker Barrel Old
                 Country Store(R) sites*

10(u)            Master Lease dated July 31, 2000 between Country Stores
                 Property III, LLC ("Lessor ") and Cracker Barrel Old Country
                 Store, Inc. ("Lessee") for lease of 12 Cracker Barrel Old
                 Country Store(R) sites*

13 Pertinent portions, incorporated by reference herein, of the Company's 2000 Annual Report to Shareholders

21               Subsidiaries of the Registrant

23               Consent of Deloitte & Touche LLP

27               Financial Data Schedule


*Document not filed because essentially identical in terms and conditions to
Exhibit 10(r).

         (1) Incorporated by reference to the Company's Registration Statement on Form S-4/A under the Securities Act of 1933 (File No. 333-62469).

         (2) Incorporated by reference to the Company's Forms 8-K and 8-A under the Securities Exchange Act of 1934, filed September 21, 1999 (File No. 000-25225).

         (3) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 30, 1999 (File No. 000-25225).

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