Form 10-Q
period 2000-10-27
CBRL GROUP INC
filed 2000-12-07
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 27, 2000

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

     Yes X     No

                        56,789,087 Shares of Common Stock
                       Outstanding as of November 24, 2000

                                         PART I

Item 1. Financial Statements

                                     CBRL GROUP, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEET
                             (In thousands, except share data)
                                       (Unaudited)

                                                         October 27,               July 28,
                                                            2000                     2000*
                                                            ----                     ----
ASSETS
Current assets:
  Cash and cash equivalents                              $    9,720               $   13,865
  Receivables                                                10,229                   11,570
  Inventories                                               125,518                  107,377
  Prepaid expenses                                            7,607                    6,916
  Deferred income taxes                                       4,307                    4,307
                                                         ----------               ----------
     Total current assets                                   157,381                  144,035

  Property and equipment - net                              949,895                1,075,134
  Goodwill - net                                            106,254                  107,253
  Other assets                                               10,223                    8,601
                                                         ----------               ----------

Total assets                                             $1,223,753               $1,335,023
                                                         ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   58,327               $   62,377
  Accrued expenses                                          106,890                  111,001
  Current maturities of long-term debt
    and other long-term obligations                             200                      200
                                                         ----------               ----------
      Total current liabilities                             165,417                  173,578
                                                         ----------               ----------

Long-term debt                                              165,300                  292,000
                                                         ----------               ----------
Other long-term obligations                                  46,864                   40,475
                                                         ----------               ----------

Shareholders' equity:
  Preferred stock - 100,000,000 shares
    of $.01 par value authorized, no
    shares issued                                                --                       --
  Common stock - 400,000,000 shares of
    $.01 par value authorized, at October 27,
    2000, 62,701,849 shares issued and
    56,701,849 shares outstanding and at
    July 28, 2000, 62,668,349 shares issued
    and 56,668,349 shares outstanding                           627                      627
  Additional paid-in capital                                284,697                  284,429
  Retained earnings                                         665,423                  648,489
                                                         ----------               ----------

                                                            950,747                  933,545
  Less treasury stock, at cost, 6,000,000 shares           (104,575)                (104,575)
                                                         ----------               ----------
    Total shareholders' equity                              846,172                  828,970
                                                         ----------               ----------

Total liabilities and shareholders' equity               $1,223,753               $1,335,023
                                                         ==========               ==========

See notes to condensed consolidated financial statements.

(*) This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 28, 2000.

                                CBRL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Quarter Ended
                                              October 27,           October 29,
                                                 2000                  1999
                                                 ----                  ----

   Net sales                                   $467,064              $422,421
   Franchise fees and royalties                     191                   186
                                               --------              --------
     Total revenue                              467,255               422,607

   Cost of goods sold                           156,072               145,759
                                               --------              --------
   Gross profit                                 311,183               276,848

   Labor & other related expenses               173,290               153,220
   Other store operating expenses                79,798                70,358
                                               --------              --------
   Store operating income                        58,095                53,270

   General and administrative                    26,630                23,369
   Amortization of goodwill                         998                   998
                                               --------              --------
   Operating income                              30,467                28,903

   Interest expense                               3,478                 5,329
   Interest income                                   19                    31
                                               --------              --------
   Income before income taxes                    27,008                23,605

   Provision for income taxes                    10,074                 9,133
                                               --------              --------
   Net income                                  $ 16,934              $ 14,472
                                               ========              ========

   Net earnings per share:
         Basic                                 $    .30              $    .25
                                               ========              ========
         Diluted                               $    .30              $    .25
                                               ========              ========

   Weighted average shares:
         Basic                                   56,699                58,629
                                               ========              ========
         Diluted                                 56,815                58,721
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




                                                       CBRL GROUP, INC.
                                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (In thousands)
                                                          (Unaudited)



                                                                                            Three Months Ended
                                                                                     ---------------------------------
                                                                                     October 27,           October 29,
                                                                                        2000                  1999
                                                                                        ----                  ----

Cash flows from operating activities:
 Net income                                                                           $ 16,934              $ 14,472
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                                      15,624                15,390
     Loss (gain) on disposition of property and equipment                                  533                  (269)
 Changes in assets and liabilities:
     Inventories                                                                       (18,141)              (14,977)
     Accounts payable                                                                   (4,050)              (10,618)
     Other current assets and other current liabilities                                 (3,461)                8,432
     Other assets and other long-term liabilities                                        4,754                (2,155)
                                                                                     ---------              --------
 Net cash provided by operating activities                                              12,193                10,275
                                                                                     ---------              --------

Cash flows from investing activities:

 Purchase of property and equipment                                                   (30,346)              (40,758)
 Proceeds from sale of property and equipment                                         140,499                   716
                                                                                     --------               -------
 Net cash provided by (used in) investing activities                                  110,153               (40,042)
                                                                                     --------               -------

Cash flows from financing activities:

 Proceeds from issuance of long-term debt                                              85,000                76,500
 Principal payments under long-term debt and other
  long-term obligations                                                              (211,759)              (46,559)
 Proceeds from exercise of stock options                                                  268                    42
 Dividends on common stock                                                                 --                  (293)
                                                                                     --------               -------
 Net cash (used in) provided by financing activities                                 (126,491)               29,690
                                                                                     --------               -------

Net decrease in cash and cash equivalents                                              (4,145)                  (77)

Cash and cash equivalents, beginning of period                                         13,865                18,262
                                                                                     --------               -------

Cash and cash equivalents, end of period                                             $  9,720               $18,185
                                                                                     ========               =======

Supplemental  disclosures of cash flow  information:
  Cash paid during the three months for:
    Interest                                                                         $  3,126               $ 5,311
    Income taxes                                                                        9,151                 1,221


See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The condensed consolidated balance sheet as of October 27, 2000 and the related condensed consolidated statements of income and cash flows for the quarters ended October 27, 2000 and October 29, 1999, have been prepared by CBRL Group, Inc., (the "Company") without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 28, 2000.

        Deloitte & Touche LLP, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  INCOME TAXES

        The provision for income taxes for the quarter ended October 27, 2000 has been computed based on management's estimate of the tax rate for the entire fiscal year of 37.3%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rates for the quarter ended October 29, 1999 and for the entire fiscal year of 2000 were 38.7% and 37.7%, respectively.

3.  SEASONALITY

        The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter ended October 27, 2000 cannot be considered indicative of the operating results for the full fiscal year.

4.  INVENTORIES

        Inventories were comprised of the following at:

                                       October 27,                  July 28,
                                         2000                         2000
                                         ----                         ----

            Retail                     $ 99,636                    $ 81,200
            Restaurant                   15,202                      16,083
            Supplies                     10,680                      10,094
                                      ---------                    --------
               Total                   $125,518                    $107,377
                                      =========                    ========

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

                                                  Quarter Ended
                                          -------------------------------
                                          October 27,         October 29,
                                             2000                1999
                                             ----                ----
          Net sales:
             Restaurant                    $370,042            $332,454
             Retail                          97,022              89,967
                                           --------            --------
               Total net sales             $467,064            $422,421
                                           ========            ========

8.  RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, but was subsequently amended by SFAS Nos. 137 and 138. These statements specify how to report and display derivative instruments and hedging activities and are effective for fiscal years beginning after June 15, 2000. The Company adopted these statements on July 29, 2000. See
Note 11. The adoption of these statements did not have a material effect on the Company's consolidated financial statements. On December 3, 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". Its effective date was subsequently amended by the SEC through the issuance of SAB Nos. 101A and 101B. SAB No. 101 must now be adopted by the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company early adopted SAB No. 101 on July 29, 2000. The adoption of SAB No. 101 did not have a material effect on its consolidated financial statements.

9. IMPAIRMENT OF LONG-LIVED ASSETS

        The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying amounts of assets on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of such asset and the expected proceeds upon sale of the asset less its carrying amount. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell. The Company had no impairment loss recorded for the quarters ending October 27, 2000 and October 29, 1999.

10.  LITIGATION

        As  more  fully  discussed  in  Note  10 to the  Consolidated  Financial
Statements for the fiscal year ended July 28, 2000 contained in the Company's Annual Report on Form 10-K filed on October 25, 2000, the Company is defendant in two lawsuits, one of which has been provisionally certified as a class action. The Company believes it has substantial defenses in these actions and intends to defend each of them vigorously. There currently is no provision for any potential liability with respect to this litigation in the Consolidated Financial Statements. There has been no significant change in the status of either of these two lawsuits during the quarter ended October 27, 2000. If there were to be an unfavorable outcome in either of these cases, the Company's results of operations, financial position and liquidity could be materially and adversely affected.

11.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

        The Company is exposed to market risk, such as changes in interest rates and commodity prices. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company may enter into various derivative financial instruments pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. The Company would review these derivative financial instruments on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments would be offset in part or in whole by the corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or use derivative financial instruments for trading purposes. The Company's historical practice has been not to enter into derivative financial instruments.

        The Company's policy has been to manage interest cost using a mix of fixed and variable rate debt. The Company has accomplished this objective through the use of interest rate swaps and/or sale-leaseback transactions. In an interest rate swap, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional amount. In a sale-leaseback transaction, the Company finances its operating facilities by selling them to a third party and then leasing them back under a long-term operating lease at fixed terms. See Note 12.

        Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company and which are generally unpredictable.
Changes in commodity prices would affect the Company and its competitors generally and often simultaneously. In many cases, the Company believes it will be able to pass through any increased commodity costs by adjusting its menu pricing. From time to time, competitive circumstances may limit menu price flexibility, and in those circumstances increases in commodity prices can result in lower margins for the Company. Some of the Company's purchase contracts are used to hedge commodity prices and may contain features that could be classified as derivative financial instruments under SFAS Nos. 133, 137 and 138. However, these features that could be classified as derivative financial instruments are exempt from hedge accounting based on the normal purchases exemption. The Company presently believes that any changes in commodity pricing which cannot be adjusted for by changes in menu pricing or other product delivery strategies would not be material.

      Upon adoption of SFAS Nos. 133, 137 and 138 on July 29, 2000 and at October 27, 2000, the Company had no derivative financial instruments that required hedge accounting.

12.  SALE-LEASEBACK TRANSACTION

        On July 31, 2000, the Company, through its Cracker Barrel Old Country Store, Inc. subsidiary, completed a sale-leaseback transaction involving 65 of its owned Cracker Barrel Old Country Store units. Under the transaction, the land, buildings and building improvements at the locations were sold for net consideration of $138,325 and have been leased back for an initial term of 21 years. Equipment was not included. The leases include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased units. Net rent expense during the initial term will be $14,965 annually, and the assets sold and leased back previously had depreciation expense of $2,707 annually. The $5,069 gain on the sale and the $1,295 deferred financing costs will be amortized over the initial lease term of 21 years and are included in the net rent expense. Net proceeds from the sale were used to reduce outstanding borrowings under the Company's revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statement and notes thereto. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of CBRL Group, Inc. to differ materially from those expressed or implied by these statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities and Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Factors which will affect actual results include, but are not limited to: the effects of increased competition at company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; the ability of the Company to identify successful new lines of retail merchandise, especially during seasonal sales periods such as the Christmas holiday season; the results of pending or threatened litigation; the availability and costs of acceptable sites for development; the acceptance of the Company's concepts as the Company expands into new markets and geographic regions; commodity price increases; adverse general economic conditions; adverse weather conditions; changes in interest rates affecting the Company's financing costs; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety, taxes, pensions and insurance; other undeterminable areas of government actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

RESULTS OF OPERATIONS

     The Company's higher net income for the quarter ended October 27, 2000 compared with the year earlier period primarily reflects higher operating income at Cracker Barrel Old Country Store ("Cracker Barrel") and lower interest expense. The following table highlights operating results by percentage relationships to total revenue for the quarter ended October 27, 2000 as compared to the same period a year ago:

                                                       Quarter Ended
                                                       -------------
                                               October 27,        October 29,
                                                  2000               1999
                                                  ----               ----

     Net sales                                   100.0%             100.0%
     Franchise fees and royalties                   --                 --
                                                 -----              -----
       Total revenue                             100.0              100.0

     Cost of goods sold                           33.4               34.5
                                                 -----              -----
     Gross profit                                 66.6               65.5

     Labor & other related expenses               37.1               36.3
     Other store operating expenses               17.1               16.6
                                                 -----              -----
     Store operating income                       12.4               12.6

     General and administrative                    5.7                5.5
     Amortization of goodwill                      0.2                0.2
                                                 -----              -----
     Operating income                              6.5                6.9

     Interest expense                              0.7                1.3
     Interest income                                --                 --
                                                 -----              -----
     Income before income taxes                    5.8                5.6

     Provision for income taxes                    2.2                2.2
                                                 -----              -----

     Net income                                    3.6%               3.4%
                                                 =====              =====



                         Comparable Store Sales Analysis

                                                   Quarter Ended
                                                   -------------
                                            October 27,      October 29,
                                               2000             1999
                                               ----             ----

         Cracker Barrel (380 stores)
           Net sales:
             Restaurant                      $750.2            $712.2
             Retail                           221.2             215.8
                                             ------            ------
             Total net sales                 $971.4            $928.0
                                             ======            ======

         Logan's (41 restaurants)            $722.1            $717.6
                                             ======            ======

TOTAL REVENUE

         Total revenue for the first quarter of fiscal 2001 increased 11% compared to last year's first quarter. At the Cracker Barrel concept, comparable store restaurant sales increased 5.3% and comparable store retail sales increased 2.5%, for a combined comparable store sales (total net sales) increase of 4.7%. The comparable store restaurant sale increase consisted of a 3.2% menu price increase for the quarter and a 2.1% increase in customer traffic. Comparable store retail sales increased primarily due to the assortment of retail items in the stores versus the prior year. At the Logan's concept, comparable store sales increased 0.6%, which consisted of 2.6% menu price increase and a 2.0% customer traffic decrease. The customer traffic decrease was partly caused by the opening of directly competitive restaurants in 11 of 41 of the Company's comparable store direct trade areas. Sales from new Cracker Barrel and Logan's stores accounted for the balance of the total revenue increase in the first quarter.

COST OF GOODS SOLD

         Cost of goods sold as a percentage of total revenue for the quarter ended October 27, 2000 decreased to 33.4% from 34.5% in the first quarter of last year. This decrease was primarily due to higher menu pricing, improvements in Cracker Barrel store level execution, lower chicken and dairy prices and lower retail shrinkage versus the prior year, partially offset by higher pork and shrimp costs.

LABOR AND OTHER RELATED EXPENSES

         Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 37.1% in the first quarter this year from 36.3% last year. This increase was primarily due to hourly employee wage inflation at Cracker Barrel and Logan's stores of approximately 5%, increases in Cracker Barrel's store manager staffing and wages, increased bonus payouts under the Cracker Barrel store-level bonus program and increased group health costs. These increases were partially offset by higher menu pricing at Cracker Barrel and Logan's and improvements in Cracker Barrel store level execution.

OTHER STORE OPERATING EXPENSES

         Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation. Other store operating expenses as a percentage of total revenue increased to 17.1% in the first quarter of fiscal 2001 from 16.6% in the first quarter of last year. This increase was primarily due to the net effect of the Company's sale-leaseback transaction, which increased net rent expense by $3,741 during the first quarter and decreased depreciation by $677 for a net increase to other store operating expenses as a percentage of total revenue of 0.7%.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses as a percentage of total revenue increased to 5.7% in the first quarter of fiscal 2001 from 5.5% in the first quarter of last year. The primary reason for the increase was the increased costs for recruiting and training to complete the Company's goal to be fully staffed in the store management ranks in the Cracker Barrel stores by the end of the first quarter of fiscal 2001.

INTEREST EXPENSE

         Interest expense decreased to $3,478 in the first quarter of fiscal 2001 from $5,329 in the first quarter of last year. The decrease primarily resulted from lower average debt outstanding during the quarter as compared to last year, reflecting net revolving debt principal payments from the proceeds of the Company's sale-leaseback transaction.

INTEREST INCOME

         Interest income decreased to $19 in the first quarter of fiscal 2001 from $31 in the first quarter of last year. The decrease was primarily due to lower average funds available for investment.

PROVISION FOR INCOME TAXES

         The provision for income taxes as a percent of pretax income decreased to 37.3% in the first quarter of fiscal 2001 from 38.7% during the same period a year ago. The decrease in tax rate was primarily due to decreases in effective state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities provided net cash of $12,193 for the three-month period ended October 27, 2000. Most of this cash was provided by net income adjusted for depreciation and amortization. Increases in inventories and other assets and decreases in accounts payable and other current liabilities were partially offset by decreases in other current assets and increases in other long-term obligations.

         Capital expenditures were $30,346 for the three-month period ended October 27, 2000. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $322 for the quarter ended October 27, 2000 as compared to $460 for the quarter ended October 29, 1999. This difference was primarily due to the reduction in Cracker Barrel new store construction in fiscal 2001 as compared to the same period a year ago.

         The Company's internally generated cash along with cash at July 28, 2000 and the Company's available revolver, were sufficient to finance all of its growth in the first quarter of fiscal 2001.

         The Company estimates that its capital expenditures for fiscal 2001 will be approximately $93,000 substantially all of which will be land purchases and the construction of 15 new Cracker Barrel stores and 13 new Logan's restaurants, including one replacement for a unit destroyed by fire in fiscal 2000. On July 31, 2000, the Company completed a sale-leaseback transaction involving 65 of its owned Cracker Barrel Old Country Store units. Under the transaction, the land, buildings and improvements at the locations were sold for net consideration of $138,280 and have been leased back for an initial term of 21 years. Net proceeds from the sale were used to reduce outstanding borrowings under the Company's revolving credit facility, and the commitment under that facility was reduced by $70,000 to $270,000.

         Management believes that cash at October 27, 2000, along with cash generated from the Company's operating activities, will be sufficient to finance its continued operations and its continued expansion plans through fiscal 2001. At October 27, 2000, the Company had $154,700 available under its revolving credit facility following the completion of the sale-leaseback transaction. The Company estimates that it will generate excess cash of approximately $70,000 which it intends to use for additional share repurchases upon Board of Directors approval and/or to reduce borrowings under the revolving credit facility in fiscal 2001. The Company's principal criteria for share repurchases are that they be accretive to earnings per share and that they do not unfavorably affect the Company's investment grade debt rating.

         On November 22, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2 million shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. The Company expects to complete this third share repurchase authorization by the end of fiscal 2001.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2000, and filed with the Commission on October 25, 2000, is incorporated in this item of this report by this reference.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of October 27, 2000, and the related condensed consolidated statements of income and cash flows for the quarters ended October 27, 2000 and October 29, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of July 28, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 7, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 28, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
December 7, 2000

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS

                  Part I, Item 3 of the Company's Annual Report on Form 10-K filed October 25, 2000, is incorporated in this Form 10-Q by this reference. See also Note 10 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item I of this Quarterly Report on Form 10-Q, which also is incorporated in this item of this report by this reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)    The Annual Meeting of shareholders was held November 21, 2000.

           (b)(c) Proxies for the meeting were solicited in accordance with Regulation 14 of the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees and all of management's nominees were elected.

                  The following sets forth the results of voting on each matter at the annual meeting:

                  Proposal 1 - Election of Directors.

                                                               WITHHOLD
                                                 FOR           AUTHORITY
                                                 ---           ---------

                  James C. Bradshaw          48,903,221         710,748
                  Robert V. Dale             48,939,293         674,676
                  Dan W. Evins               43,384,979       6,228,990
                  Edgar W. Evins             48,530,709       1,083,260
                  Robert C. Hilton           48,933,500         680,469
                  Charles E. Jones, Jr.      48,294,930       1,319,039
                  Charles T. Lowe, Jr.       48,912,518         701,451
                  B.F. Lowery                48,542,616       1,071,353
                  Gordon L. Miller           48,908,408         705,561
                  Martha M. Mitchell         48,297,632       1,316,337
                  Jimmie D. White            48,291,686       1,322,283
                  Michael A. Woodhouse       48,938,442         675,527

                  Proposal 2 - To approve the selection of Deloitte and Touche LLP as the Company's independent auditors for the 2001 fiscal year.

                  Votes cast for             49,376,172
                  Votes cast against            111,140
                  Votes cast to abstain         126,657

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits are filed pursuant to Item 601 of Regulation S-K

                  (15)Letter regarding unaudited financial information
                  (27)Financial Data Schedule.

          (b) On August 8, 2000, the Company filed a Current Report on Form 8-K, Item 5 to report a sale-leaseback transaction involving 65 of its owned Cracker Barrel Old Country Store units and the completion of its remaining share repurchase authorization.

                  On September 7, 2000, the Company filed a Current Report on Form 8-K, Item 5 the Company's quarterly and fiscal year end results and the Company's comments on current trends and earnings targets for fiscal 2001, all as had been announced concurrently by a press release.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CBRL GROUP, INC.

Date:  12/7/00       By /s/Lawrence E. White
       -------          ------------------------------------------------
                        Lawrence E. White, Senior Vice President/Finance
                         and Chief Financial Officer

Date:  12/7/00       By /s/Patrick A. Scruggs
       -------          ------------------------------------------------
                        Patrick A. Scruggs, Assistant Treasurer

December 7, 2000



CBRL Group, Inc.
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CBRL Group, Inc. for the quarters ended October 27, 2000 and October 29, 1999, as indicated in our report dated December 7, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended October 27, 2000, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482, 333-01465 and 333-81063 on Form S-8 and Registration
Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP

Nashville, Tennessee