Form 10-K405/A
period 2000-07-28
CBRL GROUP INC
filed 2000-12-08
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                              FORM 10-K/A

(Mark One)
[x]     Annual Report Pursuant to Section 13 or 15(d) of
        The Securities Exchange Act of 1934 for the fiscal year ended July 28, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _____ to ______

                         Commission file number
                               000-25225

                           CBRL GROUP, INC.
         (Exact name of registrant as specified in its charter)

                 Tennessee                         62-1749513
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)        Identification Number)

        Hartmann Drive, P.O. Box 787               37088-0787
        Lebanon, Tennessee                         (Zip code)
       (Address of principal executive offices)


     Registrant's telephone number, including area code:  (615) 444-5533

                                                          --------------
    Securities registered pursuant to Section 12(b) of the Act:  None
                                                                 ----

Securities registered pursuant to Section 12(g) of the Act:
                                                Common Stock (Par Value $.01)
                                                -----------------------------
                                  Common Stock Purchase Rights (No Par Value)
                                  -------------------------------------------

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

                 Documents Incorporated by Reference
                 -----------------------------------

Document from which Portions                            Part of Form 10-K
are Incorporated by Reference                           to which incorporated
-----------------------------                           ---------------------

1.  Annual Report to Shareholders for the               Part II
    fiscal year ended July 28, 2000
    (the "2000 Annual Report")
2.  Proxy Statement for Annual Meeting of               Part III
    Shareholders to be held November 21, 2000
    (the "2000 Proxy Statement")


        Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Item 1 of Part I of the Form 10-K of CBRL Group, Inc. (the "Company"), filed with the Securities and Exchange Commission on October 26, 2000 (the "Form 10-K"), hereby is incorporated by reference in its entirety as if copied herein verbatim, except for the following paragraphs which hereby are amended to disclose certain information which had been inadvertently omitted from the Form 10-K:

        The second to last sentence of the second paragraph on page 11 of the Form 10-K hereby is replaced in its entirety and shall read as follows:

        "Currently, the average cost for a new Cracker Barrel store is approximately $800,000 to $1,300,000 for land and sitework, $875,000 for building, and $575,000 for equipment."

        The third sentence of the third paragraph on page 11 of the Form 10-K hereby is replaced in its entirety and shall read as follows:

        "Currently, the average cost for a new Logan's store is approximately $800,000 to $1,400,000 for land and sitework, $1,110,000 for building, and $430,000 for equipment."


                              SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and Rule 12b-15 promulgated thereunder, CBRL Group, Inc. has duly caused this Amendment 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of December, 2000.

                                        CBRL GROUP, INC.


                                      By:     /s/ Lawrence E. White
                                              ---------------------

                                       Name:  Lawrence E. White
                                              ---------------------

                                       Title: Senior Vice President, Finance
                                              ------------------------------