Form 10-Q
period 2001-01-26
CBRL GROUP INC
filed 2001-03-09
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              (Mark One)

              |X|Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended January 26, 2001

              |_|Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

              For the Transition Period from ________ to _______.

                        Commission file number 000-25225

                                CBRL GROUP, INC.
                          (Exact name of Registrant as
                            Specified In Its Charter)

           Tennessee                                             62-1749513
--------------------------------                            -------------------
(State or Other Jurisdiction                                 (IRS Employer
of Incorporation or Organization)                           Identification No.)

                          Hartmann Drive, P. O. Box 787
                          Lebanon, Tennessee 37088-0787
                          (Address of Principal Offices)


                                  615-444-5533
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X        No
         -------       -------


                        56,148,605 Shares of Common Stock
                       Outstanding as of February 23, 2001

                                     PART I

Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                  (Unaudited)

                                            January 26,               July 28,
                                               2001                    2000*
                                               ----                    ----
ASSETS
Current assets:
  Cash and cash equivalents                 $    9,465               $   13,865
  Receivables                                    7,760                   11,570
  Inventories                                  107,750                  107,377
  Prepaid expenses                               8,062                    6,916
  Deferred income taxes                          4,307                    4,307
                                            ----------               ----------
     Total current assets                      137,344                  144,035

  Property and equipment - net                 959,283                1,075,134
  Goodwill - net                               105,256                  107,253
  Other assets                                  10,271                    8,601
                                            ----------               ----------

Total assets                                $1,212,154               $1,335,023
                                            ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $   57,165               $   62,377
  Accrued expenses                              99,069                  111,001
  Current maturities of long-term debt
     and other long-term obligations               200                      200
                                            ----------               ----------
      Total current liabilities                156,434                  173,578
                                            ----------               ----------

Long-term debt                                 156,000                  292,000
                                            ----------               ----------
Other long-term obligations                     47,361                   40,475
                                            ----------               ----------

Shareholders' equity:
  Preferred stock - 100,000,000 shares
    of $.01 par value authorized, no
    shares issued                                   --                       --
  Common stock - 400,000,000 shares of
    $.01 par value authorized, at
    January 26, 2001, 56,328,386 shares
    issued and outstanding and at July 28,
    2000, 62,668,349 shares issued and
    56,668,349 shares outstanding                  563                      627
  Additional paid-in capital                   172,502                  284,429
  Retained earnings                            679,294                  648,489
                                            ----------               ----------
                                               852,359                  933,545

  Less treasury stock, at cost, 0 and
   6,000,000 shares, respectively                    0                 (104,575)
                                            ----------               ----------
    Total shareholders' equity                 852,359                  828,970
                                            ----------               ----------

Total liabilities and shareholders' equity  $1,212,154               $1,335,023
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

                                                CBRL GROUP, INC.
                                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                       (In thousands, except per share data)
                                                   (Unaudited)

                                                              Quarter Ended                      Six Months Ended
                                                       ----------------------------        -----------------------------
                                                       January 26,       January 28,       January 26,        January 28,
                                                          2001              2000              2001               2000
                                                          ----              ----              ----               ----
   Net sales                                            $484,093           $443,045         $951,157          $865,466
   Franchise fees and royalties                              174                125              365               311
                                                        --------           --------         --------          --------
     Total revenue                                       484,267            443,170          951,522           865,777

   Cost of goods sold                                    174,539            162,889          330,611           308,648
                                                        --------           --------         --------          --------
   Gross profit                                          309,728            280,281          620,911           557,129

   Labor & other related expenses                        173,728            157,831          347,018           311,051
   Other store operating expenses                         83,756             78,552          163,554           148,910
                                                        --------           --------         --------          --------
   Store operating income                                 52,244             43,898          110,339            97,168

   General and administrative                             23,969             26,918           50,599            50,287
   Amortization of goodwill                                  999                999            1,997             1,997
                                                        --------           --------         --------          --------
   Operating income                                       27,276             15,981           57,743            44,884

   Interest expense                                        3,298              6,304            6,776            11,633
   Interest income                                            35                204               54               235
                                                        --------           --------         --------          --------
   Income before income taxes                             24,013              9,881           51,021            33,486

   Provision for income taxes                              8,957              3,491           19,031            12,624
                                                        --------           --------         --------          --------
   Net income                                           $ 15,056           $  6,390         $ 31,990          $ 20,862
                                                        ========           ========         ========          ========

   Net earnings per share:
         Basic                                          $    .27           $    .11         $    .56          $    .36
                                                        ========           ========         ========          ========
         Diluted                                        $    .26           $    .11         $    .56          $    .36
                                                        ========           ========         ========          ========

   Weighted average shares:

         Basic                                            56,633             58,633           56,666            58,631
                                                        ========           ========         ========          ========
         Diluted                                          57,600             58,695           57,215            58,708
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

                                                  CBRL GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)


                                                                                               Six Months Ended
                                                                                     -----------------------------------
                                                                                     January 26,              January 28,
                                                                                        2001                     2000
                                                                                        ----                     ----
   Cash flows from operating activities:
    Net income                                                                        $ 31,990                 $ 20,862
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                                   31,638                   31,504
        (Gain) loss on disposition of property and equipment                                (8)                   1,213
        Impairment loss                                                                     --                    3,887
    Changes in assets and liabilities:
        Inventories                                                                       (373)                   8,695
        Accounts payable                                                                (5,212)                 (32,836)
        Other current assets and other current liabilities                              (9,268)                   7,847
        Other assets and other long-term liabilities                                     5,195                      336
                                                                                      --------                 --------
    Net cash provided by operating activities                                           53,962                   41,508
                                                                                      --------                 --------

   Cash flows from investing activities:
    Purchase of property and equipment                                                 (55,009)                 (72,809)
    Proceeds from sale of property and equipment                                       141,366                      770
                                                                                      --------                 --------
    Net cash provided by (used in) investing activities                                 86,357                  (72,039)
                                                                                      --------                 --------

   Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                           171,500                  114,000
    Principal payments under long-term debt and other
     long-term obligations                                                            (307,618)                 (96,617)
    Proceeds from exercise of stock options                                              3,436                       40
    Purchases and retirement of common stock                                           (10,852)                      --
    Dividends on common stock                                                           (1,185)                    (637)
                                                                                      --------                 --------
    Net cash (used in) provided by financing activities                               (144,719)                  16,786
                                                                                      --------                 --------

   Net decrease in cash and cash equivalents                                            (4,400)                 (13,745)

   Cash and cash equivalents, beginning of period                                       13,865                   18,262
                                                                                      --------                 --------

   Cash and cash equivalents, end of period                                           $  9,465                 $  4,517
                                                                                      ========                 ========

   Supplemental disclosures of cash flow information:
    Cash paid during the six months for:
       Interest                                                                       $  7,003                 $ 10,398
       Income taxes                                                                     28,707                   15,245


   See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands)

1.  Prior Year Charges
    ------------------

         During the second quarter ended January 28, 2000 of the prior fiscal year, the Company recorded charges of $8,592 before taxes principally as a result of management changes and refocused operating priorities. These charges consisted of $3,887 related to impairment of long-lived assets (see Note 10), $1,995 for severance and related expenses and $2,750 for other charges primarily related to properties and inventories no longer expected to be used in the business and other obligations. These charges were recorded in the following line items: cost of goods sold, $205; other store operating expenses, $6,149; general and administrative expenses, $2,238.

2.  Condensed Consolidated Financial Statements
    -------------------------------------------

         The condensed consolidated balance sheet as of January 26, 2001 and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 26, 2001 and January 28, 2000, have been prepared by CBRL Group, Inc. (the "Company") without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

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

3.  Income Taxes
    ------------

         The provision for income taxes for the six-month period ended January 26, 2001 has been computed based on management's estimate of the tax rate for the entire fiscal year of 37.3%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rates for the six-month period ended January 28, 2000 and for the entire fiscal year of 2000 were 37.7%.

4.  Seasonality
    -----------

         The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits although retail revenues historically have been seasonally higher between Thanksgiving and Christmas. Therefore, the results of operations for the quarter and six-month period ended January 26, 2001 cannot be considered indicative of the operating results for the full fiscal year.

5.  Inventories
    -----------

         Inventories were comprised of the following at:

                                      January 26,        July 28,
                                         2001              2000
                                         ----              ----

               Retail                  $ 81,201          $ 81,200
               Restaurant                16,377            16,083
               Supplies                  10,172            10,094
                                       --------          --------
                  Total                $107,750          $107,377
                                       ========          ========


6.  Earnings per Share and Weighted Average Shares
    ----------------------------------------------

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

7.  Comprehensive Income
    --------------------

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There is no difference between comprehensive income and net income as reported by the Company for all periods shown.

8.  Segment Reporting
    -----------------

         The Company manages its business on the basis of one reportable operating segment. All of the Company's operations are located within the United States. The following data are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 for all periods presented.


                               Quarter Ended               Six Months Ended
                          ------------------------      -----------------------
                          January 26,   January 28,     January 26,  January 28,
                             2001          2000            2001         2000
                             ----          ----            ----         ----
   Net sales:
     Restaurant             $354,403     $322,251        $724,445     $654,705
     Retail                  129,690      120,794         226,712      210,761
                            --------     --------        --------     --------
       Total net sales      $484,093     $443,045        $951,157     $865,466
                            ========     ========        ========     ========

9.  Recent Accounting Pronouncements Adopted
    ----------------------------------------

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, but was subsequently amended by SFAS Nos. 137 and 138. These statements specify how to report and display derivative instruments and hedging activities and are effective for fiscal years beginning after June 15, 2000. The Company adopted these statements on July 29, 2000. (See
Note 12). The adoption of these statements did not have a material effect on the Company's consolidated financial statements. On December 3, 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". Its effective date was subsequently amended by the SEC through the issuance of SAB Nos. 101A and 101B. SAB No. 101 must now be adopted by the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company early adopted SAB No. 101 on July 29, 2000. The adoption of SAB No. 101 did not have a material effect on its consolidated financial statements.

10.  Impairment of Long-lived Assets
     -------------------------------

         The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying amounts of assets on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of such asset and the expected proceeds upon sale of the asset less its carrying amount. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell. The Company had no impairment loss recorded for the quarter or six-month period ending January 26, 2001. During the second quarter and six-month period ended January 28, 2000, the Company recorded an asset impairment loss of $551 on the long-lived assets of Cracker Barrel's retail-only mall store and impairment losses of $3,336 for certain properties no longer expected to be used for future development.

11.  Litigation
     ----------

         As more fully discussed in Note 10 to the Consolidated Financial Statements for the fiscal year ended July 28, 2000 contained in the Company's Annual Report on Form 10-K filed on October 26, 2000, the Company is a defendant in two lawsuits, one of which has been provisionally certified as a class action. The Company believes it has substantial defenses in these actions and is defending each of them vigorously. There currently is no provision for any potential liability with respect to this litigation in the Consolidated Financial Statements. There has been no material development in either of these two lawsuits during the quarter or six-month period ended January 26, 2001. If there were to be an unfavorable outcome in either of these cases, the Company's results of operations, financial position and liquidity could be materially and adversely affected.

12.  Derivative Financial Instruments and Hedging Activities
     -------------------------------------------------------

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

         The Company's policy has been to manage interest cost using a mix of fixed and variable rate debt. The Company has accomplished this objective through the use of interest rate swaps and/or sale-leaseback transactions. In an interest rate swap, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional amount. In a sale-leaseback transaction, the Company finances its operating facilities by selling them to a third party and then leasing them back under a long-term operating lease at fixed terms. See Note 13.

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

         Upon adoption of SFAS Nos. 133, 137 and 138 on July 29, 2000 and at January 26, 2001, the Company had no derivative financial instruments that required hedge accounting.

13.  Sale-Leaseback Transaction
     --------------------------

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

14.  Retirement of Treasury Stock
     ----------------------------

         During the second quarter ended January 26, 2001, the Board of Directors authorized the retirement of the Company's treasury stock and authorized the retirement of all future repurchases of the Company's Common Stock. As a result of this retirement, the Company's Treasury Stock at cost was reclassified to reduce Common Stock and Additional Paid-in Capital. These retired shares will remain as authorized, but unissued shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except dollar amounts per share. The following discussion and analysis provides information which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statement and notes thereto. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of CBRL Group, Inc. to differ materially from those expressed or implied by these statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" (or the negative thereof) or similar terminology. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Factors which will affect actual results include, but are not limited to: the effects of increased competition at company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; the ability of the Company to identify successful new lines of retail merchandise; the results of pending or threatened litigation; the availability and costs of acceptable sites for development; adverse weather conditions; the acceptance of the Company's concepts as the Company expands into new markets and geographic regions; commodity and utility price increases; adverse general economic conditions; changes in interest rates affecting the Company's financing costs; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety, taxes, pensions and insurance; other undeterminable areas of government actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

Results of Operations

     During the second quarter ended January 28, 2000 of the prior year, the Company recorded charges of $8,592 before taxes principally as a result of management changes and the resulting refocused operating priorities. These charges consisted of $3,887 for the write-down of certain Cracker Barrel Old Country Store, Inc. ("Cracker Barrel") properties no longer expected to be used for future development and for Cracker Barrel's test, retail-only mall store in accordance with Statement of Financial Accounting Standards No. 121, $1,955 for severance and related expenses for a total of 20 corporate employees, including 18 at Cracker Barrel, and $2,750 for other charges primarily consisting of the accrual of future minimum lease payments on certain properties no longer expected to be used for future development, the write-down of certain abandoned property, inventory write-downs related to the closing of Cracker Barre's test outlet store and other contractual obligations. These charges affect line items on the Company's Condensed Consolidated Statement of Income in dollars and as a percent of total revenue for the second quarter and six-month period ended January 28, 2000, respectively, as follows: Cost of goods sold $205, 0.1% and 0.0%; Other store operating expenses $6,149, 1.4% and 0.7%; and General and administrative $2,238, 0.5% and 0.3%.

     The   following   table   highlights   operating   results  by   percentage
relationships to total revenue for the quarter and six-month period ended January 26, 2001 as compared to the same periods a year ago:

                                               Quarter Ended                     Six Months Ended
                                           ------------------------          ------------------------
                                           January 26,   January 28,         January 26,   January 28,
                                              2001          2000                2001          2000
                                              ----          ----                ----          ----
      Net sales                              100.0%        100.0%              100.0%        100.0%
      Franchise fees and royalties              --            --                  --            --
                                             -----         -----               -----         -----

        Total revenue                        100.0         100.0               100.0         100.0

      Cost of goods sold                      36.0          36.8                34.7          35.7
                                             -----         -----    -          -----         -----
      Gross profit                            64.0          63.2                65.3          64.3

      Labor & other related expenses          35.9          35.6                36.5          35.9
      Other store operating expenses          17.3          17.7                17.2          17.2
                                             -----         -----               -----         -----

      Store operating income                  10.8           9.9                11.6          11.2
      General and administrative               5.0           6.1                 5.3           5.8
      Amortization of goodwill                 0.2           0.2                 0.2           0.2
                                             -----         -----               -----         -----
      Operating income                         5.6           3.6                 6.1           5.2

      Interest expense                         0.7           1.4                 0.7           1.3
      Interest income                           --            --                  --            --
                                             -----         -----               -----         -----

      Income before income taxes               4.9           2.2                 5.4           3.9

      Provision for income taxes               1.8           0.8                 2.0           1.5
                                             -----         -----               -----         -----

      Net income                               3.1%          1.4%                3.4%          2.4%
                                             =====         =====               =====         =====


                           Average Comparable Store Sales Analysis

                                              Quarter Ended                    Six Months Ended
                                         ------------------------          ------------------------
                                         January 26,   January 28,         January 26,   January 28,
                                            2001          2000                2001          2000
                                            ----          ----                ----          ----
      Cracker Barrel (390 and 380
      stores for the quarter and six
      months, respectively)
          Net sales:
            Restaurant                      $701.4        $669.6            $1,452.5      $1,382.1
            Retail                           291.7         282.7               513.5         498.9
                                            ------        ------            --------      --------
              Total net sales               $993.1        $952.3            $1,966.0      $1,881.0
                                            ======        ======            ========      ========

      Logan's (49 and 41 restaurants
      for the quarter and six months,
      respectively)                         $710.4        $716.1            $1,469.0      $1,471.2
                                            ======        ======            ========      ========


Total Revenue
-------------

         Total revenue for the second quarter of fiscal 2001 increased 9.3% compared to last year's second quarter. At the Cracker Barrel concept, comparable store restaurant sales increased 4.7% and comparable retail sales increased 3.2%, for a combined comparable store sales (total net sales) increase of 4.3%. The comparable store restaurant sales increase consisted of a 3.2% average check increase for the quarter and a 1.5% customer traffic increase. Comparable store retail sales increased primarily due to the restaurant customer traffic increase. At the Logan's Roadhouse ("Logan's") concept, comparable store sales decreased 0.8%, which consisted of 1.5% average check increase and a 2.3% customer traffic decrease. The customer traffic decrease was partly caused by the opening of directly competitive restaurants in 11 of 49 of Logan's comparable store direct trade areas. Sales from new Cracker Barrel and Logan's stores primarily accounted for the balance of the total revenue increase in the second quarter.

         Total revenue for the six-month period ended January 26, 2001, increased 9.9% compared to the six-month period ended January 28, 2000. At the Cracker Barrel concept, comparable store restaurant sales increased 5.1% and comparable retail sales increased 2.9%, for a combined comparable store sales (total net sales) increase of 4.5%. The comparable store restaurant sales increase consisted of a 3.2% average check increase for the six-month period and a 1.9% customer traffic increase. Comparable store retail sales increased primarily due to the restaurant customer traffic increase. At the Logan's concept, comparable store sales decreased 0.1%, which consisted of 2.1% average check increase and a 2.2% customer traffic decrease. The customer traffic decrease was partly caused by the opening of directly competitive restaurants in 11 of 41 of Logan's comparable store direct trade areas. Sales from new Cracker Barrel and Logan's stores accounted for the balance of the total revenue increase in the six-month period ended January 26, 2001.

Cost of Goods Sold
------------------

         Cost of goods sold as a percentage of total revenue for second quarter of fiscal 2001 decreased to 36.0% from 36.8% in the second quarter of last year. This decrease was primarily due to higher menu pricing, lower dairy and potato prices and lower markdowns of retail merchandise versus the prior year. Additionally, the decline reflects $205 in charges to cost of goods sold related to management's decision during the second quarter of the prior year to close Cracker Barrel's test outlet store. These decreases were partially offset by higher beef and pork prices and higher retail shrinkage versus the prior year.

         Cost of goods sold as a percentage of total revenue for the six-month period ended January 26, 2001 decreased to 34.7% from 35.7% in the six-month period ended January 28, 2000. This decrease was primarily due to higher menu pricing, lower chicken, dairy and potato prices, improvements in Cracker Barrel store level execution and lower markdowns of retail merchandise versus the prior year. Additionally, the decline reflects $205 in charges to cost of goods sold related to management's decision during the second quarter of the prior year to close Cracker Barrel's test outlet store. These decreases were partially offset by higher beef, pork and shrimp prices and higher retail shrinkage versus the prior year.

Labor and Other Related Expenses
--------------------------------

         Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 35.9% in the second quarter this year from 35.6% last year. This increase was primarily due to hourly wage inflation at Cracker Barrel and Logan's, increases in Cracker Barrel's store manager staffing and wages, increased payouts under the Cracker Barrel store-level bonus program and increased group health costs. These increases were partially offset by higher menu pricing, improved volume and improvements in Cracker Barrel store-level execution.

         Labor and related expenses as a percentage of total revenue increased to 36.5% in the six-month period ended January 26, 2001 from 35.9% in the six-month period ended January 28, 2000. This increase was primarily due to hourly wage inflation at Cracker Barrel and Logan's, increases in Cracker Barrel's store manager staffing and wages, increased payouts under the Cracker Barrel store-level bonus program and increased group health costs. These increases were partially offset by higher menu pricing, improved volume and improvements in Cracker Barrel store-level execution.

Other Store Operating Expenses
------------------------------

         Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation. Other store operating expenses as a percentage of total revenue decreased to 17.3% in the second quarter of fiscal 2001 from 17.7% in the second quarter of last year. This decrease was primarily due to the non-recurrence of $6,149 in charges during the second quarter of the prior year, consisting primarily of impairment losses of $3,887 (see Note 10). This decrease was partially offset by higher utility costs and the net effect of the Company's sale-leaseback transaction, which increased rent expense and decreased depreciation expense.

         Other store operating expenses as a percentage of total revenue remained unchanged at 17.2% for the six-month period ended January 26, 2001 from the six-month period ended January 28, 2000. Other store operating expenses as a percentage of total revenue remained unchanged primarily due to the non-recurrence of $6,149 in charges during the second quarter of the prior year (see Note 10) offset by higher utility costs and the net effect of the Company's sale-leaseback transaction, which increased rent expense and decreased depreciation expense for the six-month period ended January 26, 2001.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses as a percentage of total revenue decreased to 5.0% in the second quarter of fiscal 2001 from 6.1% in the second quarter of last year. This decrease was primarily due to the non-recurrence of $2,238 in charges during the second quarter of the prior year, consisting primarily of severance and related expenses of $1,955 for management changes during the quarter and resulting refocused priorities and improved volume. Additionally, Cracker Barrel decreased its recruiting and training costs in the second quarter versus the prior year after reaching full staffing in the store management ranks prior to the beginning of the second quarter of fiscal 2001.

         General and administrative expenses as a percentage of total revenue decreased to 5.3% for the six-month period ended January 26, 2001 from 5.8% in the six-month period ended January 28, 2000. This decrease was primarily due to the non-recurrence of $2,238 in charges during the second quarter of the prior year and improved volume.

Interest Expense
----------------

         Interest expense decreased to $3,298 in the second quarter of fiscal 2001 from $6,304 in the second quarter of last year. The decrease primarily resulted from lower average debt outstanding during the second quarter as compared to last year, reflecting net revolving principal payments from the proceeds of the Company's sale-leaseback transaction.

         Interest expense decreased to $6,776 for the six-month period ended January 26, 2001 from $11,633 in the six-month period ended January 28, 2000. The decrease primarily resulted from lower average debt outstanding during the six-month period ended January 26, 2001 as compared to the same period last year, reflecting net revolving principal payments from the proceeds of the Company's sale-leaseback transaction.

Interest Income
---------------

         Interest income decreased to $35 in the second quarter of fiscal 2001 from $204 in the second quarter of last year. The decrease was primarily due to lower average funds available for investment.

         Interest income decreased to $54 for the six-month period ended January 26, 2001 from $235 in the six-month period ended January 28, 2000. The decrease was primarily due to lower average funds available for investment.

Provision for Income Taxes
--------------------------

         The provision for income taxes as a percent of pre-tax income decreased to 37.3% in the first six months of fiscal 2001 from 37.7% during the same period a year ago. The decrease in tax rate was primarily due to decreases in effective state tax rates.

Liquidity and Capital Resources
-------------------------------

         The Company's operating activities provided net cash of $53,962 for the six-month period ended January 26, 2001. Most of this cash was provided by net income adjusted for depreciation and amortization. Increases in inventories and other assets and decreases in accounts payable and other current liabilities were partially offset by decreases in other current assets and increases in other long-term obligations.

         Capital expenditures were $55,009 for the six-month period ended January 26, 2001. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $261 and $583 for the quarter and six-month period ended January 26, 2001 as compared to $404 and $864 for the quarter and six-month period ended January 28, 2000, respectively. These differences were primarily due to the reduction in Cracker Barrel new store construction in fiscal 2001 as compared to the same periods a year ago.

         The Company's internally generated cash, along with cash at July 28, 2000 and the Company's available revolver, were sufficient to finance all of its growth in the first six months of fiscal 2001.

         The Company estimates that its capital expenditures for fiscal 2001 will be approximately $93,000 substantially all of which will be land purchases and the construction of 15 new Cracker Barrel stores and 13 new Logan's restaurants, including one replacement for a unit destroyed by fire in fiscal 2000. On July 31, 2000, the Company completed a sale-leaseback transaction involving 65 of its owned Cracker Barrel Old Country Store units. Under the transaction, the land, buildings and improvements at the locations were sold for net consideration of $138,325 and have been leased back for an initial term of 21 years. Net proceeds from the sale were used to reduce outstanding borrowings under the Company's revolving credit facility, and the commitment under that facility was reduced by $70,000 to $270,000.

         On November 22, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2 million shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. During the second quarter, the Company repurchased 597,500 shares of its common stock for total consideration of $10,851 or $18.16 per share. The Company presently expects to complete this share repurchase authorization by the end of fiscal 2001.

         Management believes that cash at January 26, 2001, along with cash generated from the Company's operating activities, will be sufficient to finance its continued operations, its remaining share repurchase authorization and its continued expansion plans through fiscal 2002. At January 26, 2001, the Company had $164,000 available under its revolving credit facility following the completion of the sale-leaseback transaction. The Company estimates that it will generate excess cash of approximately $70,000 in fiscal 2001 which it intends to use to complete its current share repurchase authorization and to reduce borrowings under the revolving credit facility. The Company's principal criteria for share repurchases are that they be accretive to earnings per share and that they do no unfavorably affect the Company's investment grade debt rating.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2000, and filed with the Commission on October 26, 2000, is incorporated in this item of this report by this reference.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of January 26, 2001, and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 26, 2001 and January 28, 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of July 28, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 7, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 28, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
March 8, 2000

                                     PART II


Item 1.  Legal Proceedings
         -----------------

           Part I, Item 3 of the Company's Annual Report on Form 10-K filed October 26, 2000, is incorporated in this Form 10-Q by this reference. See also Note 10 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item I of this Quarterly Report on Form 10-Q, which also is incorporated in this item of this report by this reference.


Item 2.  Changes in Securities
         ---------------------

           None.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

           None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

            Part II, Item 4 of the Company's Quarterly Report on Form 10-Q filed December 7, 2000, is incorporated in this Form 10-Q by this reference.

Item 5.  Other Information
         -----------------

            None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) The following exhibits are filed pursuant to Item 601 of Regulation S-K

             (15)Letter regarding unaudited financial information.

         (b) None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date:  3/8/01       By /s/Lawrence E. White
      --------         ------------------------------------------------
                       Lawrence E. White, Senior Vice President/Finance
                        and Chief Financial Officer



Date:  3/8/01       By /s/Patrick A. Scruggs
      --------         ------------------------------------------------
                       Patrick A. Scruggs, Assistant Treasurer

March 8, 2001



CBRL Group, Inc.
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CBRL Group, Inc. for the quarters and six-month periods ended January 26, 2001 and January 28, 2000, as indicated in our report dated March 8, 2001; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended January 26, 2001, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482, 333-01465 and 333-81063 on Forms S-8 and Registration
Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee