Form 10-Q
period 2001-04-27
CBRL GROUP INC
filed 2001-06-06
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    (Mark One)

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 27, 2001

                                       or

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

                          Hartmann Drive, P. O. Box 787
                          Lebanon, Tennessee 37088-0787
                    (Address of Principal Executive Offices)

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

     Yes    X        No
         -------       ----------


                        55,336,539 Shares of Common Stock
                         Outstanding as of May 25, 2001

                                     PART I

Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                  (Unaudited)

                                                                                 April 27,     July 28,
                                                                                   2001         2000*
                                                                                   ----         ----
ASSETS
Current assets:
  Cash and cash equivalents .................................................   $   10,127   $   13,865
  Receivables ...............................................................        9,743       11,570
  Inventories ...............................................................      111,561      107,377
  Prepaid expenses ..........................................................        7,743        6,916
  Deferred income taxes .....................................................        4,307        4,307
                                                                                ----------   ----------
     Total current assets ...................................................      143,481      144,035

Property and equipment - net ................................................      963,350    1,075,134
Goodwill - net ..............................................................      104,257      107,253
Other assets ................................................................       10,327        8,601
                                                                                ----------   ----------

Total assets ................................................................   $1,221,415   $1,335,023
                                                                                ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................   $   59,821   $   62,377
  Accrued expenses ..........................................................      109,285      111,001
  Current maturities of long-term debt and other long-term
     obligations ............................................................          200          200
                                                                                ----------   ----------
      Total current liabilities .............................................      169,306      173,578
                                                                                ----------   ----------

Long-term debt ..............................................................      150,000      292,000
                                                                                ----------   ----------
Other long-term obligations .................................................       47,553       40,475
                                                                                ----------   ----------

Shareholders' equity:
  Preferred stock - 100,000,000 shares of $.01 par
    value authorized, no shares issued ......................................           --           --
  Common stock - 400,000,000 shares of $.01 par
    value authorized, at April 27, 2001, 55,690,902 shares issued and outstanding and at July 28, 2000, 62,668,349 shares issued and 56,668,349
    shares outstanding ......................................................          557          627
  Additional paid-in capital ................................................      160,108      284,429
  Retained earnings .........................................................      693,891      648,489
                                                                                ----------   ----------
                                                                                   854,556      933,545
  Less treasury stock, at cost, 0 and 6,000,000 shares,
   respectively .............................................................            0     (104,575)
                                                                                ----------   ----------
    Total shareholders' equity ..............................................      854,556      828,970
                                                                                ----------   ----------

Total liabilities and shareholders' equity ..................................   $1,221,415   $1,335,023
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

                                       CBRL GROUP, INC.
                          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (In thousands, except per share data)
                                        (Unaudited)

                                      Quarter Ended           Nine Months Ended
                                 -----------------------  ------------------------
                                  April 27,    April 28,    April 27,    April 28,
                                    2001         2000         2001         2000
                                    ----         ----         ----         ----
Net sales ....................   $  467,911   $  435,834   $1,419,068   $1,301,300
Franchise fees and royalties .          190          152          555          463
                                 ----------   ----------   ----------   ----------
  Total revenue ..............      468,101      435,986    1,419,623    1,301,763

Cost of goods sold ...........      155,668      148,130      486,279      456,778
                                 ----------   ----------   ----------   ----------
Gross profit .................      312,433      287,856      933,344      844,985

Labor & other related expenses      178,542      162,563      525,560      473,614
Other store operating expenses       81,970       72,745      245,524      221,655
                                 ----------   ----------   ----------   ----------
Store operating income .......       51,921       52,548      162,260      149,716

General and administrative ...       24,657       22,284       75,256       72,571
Amortization of goodwill .....          999          999        2,996        2,996
                                 ----------   ----------   ----------   ----------
Operating income .............       26,265       29,265       84,008       74,149

Interest expense .............        3,014        6,113        9,790       17,746
Interest income ..............           30           32           84          267
                                 ----------   ----------   ----------   ----------
Income before income taxes ...       23,281       23,184       74,302       56,670

Provision for income taxes ...        8,684        8,741       27,715       21,365
                                 ----------   ----------   ----------   ----------
Net income ...................   $   14,597   $   14,443   $   46,587   $   35,305
                                 ==========   ==========   ==========   ==========

Net earnings per share:
      Basic ..................   $      .26   $      .25   $      .83   $      .61
                                 ==========   ==========   ==========   ==========
      Diluted ................   $      .26   $      .25   $      .82   $      .60
                                 ==========   ==========   ==========   ==========

Weighted average shares:

      Basic ..................       56,016       57,704       56,450       58,322
                                 ==========   ==========   ==========   ==========
      Diluted ................       56,911       57,762       57,113       58,393
                                 ==========   ==========   ==========   ==========


See notes to condensed consolidated financial statements.

                                          CBRL GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)


                                                                            Nine Months Ended
                                                                         ----------------------
                                                                         April 27,    April 28,
                                                                           2001         2000
                                                                           ----         ----
Cash flows from operating activities:
 Net income ..........................................................   $  46,587    $  35,305
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...................................      48,031       48,112
     Loss on disposition of property and equipment ...................          80        1,461
     Impairment loss .................................................        --          3,887
 Changes in assets and liabilities:
     Inventories .....................................................      (4,184)       5,961
     Accounts payable ................................................      (2,556)      (2,162)
     Other current assets and other current liabilities ..............        (716)      22,317
     Other assets and other long-term liabilities ....................       5,319        1,364
                                                                         ---------    ---------
 Net cash provided by operating activities ...........................      92,561      116,245
                                                                         ---------    ---------

Cash flows from investing activities:
 Purchase of property and equipment ..................................     (74,624)    (107,023)
 Proceeds from sale of property and equipment ........................     141,502        1,332
                                                                         ---------    ---------
 Net cash provided by (used in) investing activities .................      66,878     (105,691)
                                                                         ---------    ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt ............................     253,700      148,500
 Principal payments under long-term debt and other
  long-term obligations ..............................................    (395,876)    (148,176)
 Proceeds from exercise of stock options .............................       4,007           40
 Purchases and retirement of common stock ............................     (23,823)     (14,279)
 Dividends on common stock ...........................................      (1,185)        (637)
                                                                         ---------    ---------
 Net cash used in financing activities ...............................    (163,177)     (14,552)
                                                                         ---------    ---------

Net decrease in cash and cash equivalents ............................      (3,738)      (3,998)

Cash and cash equivalents, beginning of period .......................      13,865       18,262
                                                                         ---------    ---------

Cash and cash equivalents, end of period .............................   $  10,127    $  14,264
                                                                         =========    =========

Supplemental disclosures of cash flow information:
 Cash paid during the nine months for:
    Interest .........................................................   $   9,780    $  16,758
    Income taxes .....................................................      30,162       15,811


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

2.  Condensed Consolidated Financial Statements
    -------------------------------------------

         The condensed consolidated balance sheet as of April 27, 2001 and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended April 27, 2001 and April 28, 2000, have been prepared by CBRL Group, Inc. (the "Company") without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

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

3.  Income Taxes
    ------------

         The provision for income taxes for the nine-month period ended April 27, 2001 has been computed based on management's estimate of the tax rate for the entire fiscal year of 37.3%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rates for the nine-month period ended April 28, 2000 and for the entire fiscal year of 2000 were 37.7%.

4.  Seasonality
    -----------

         The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits although retail revenues historically have been seasonally higher between Thanksgiving and Christmas. Therefore, the results of operations for the quarter and nine-month period ended April 27, 2001 cannot be considered indicative of the operating results for the full fiscal year.

5.  Inventories
    -----------

         Inventories were comprised of the following at:

                                       April 27,      July 28,
                                         2001           2000
                                         ----           ----

                  Retail               $ 84,573      $ 81,200
                  Restaurant             15,771        16,083
                  Supplies               11,217        10,094
                                       --------      --------
                     Total             $111,561      $107,377
                                       ========      ========

6.  Earnings per Share and Weighted Average Shares
    ----------------------------------------------

         Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

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

                                   Quarter Ended              Nine Months Ended
                                ----------------------   --------------------------
                                April 27,    April 28,     April 27,      April 28,
                                  2001         2000          2001           2000
                                  ----         ----          ----           ----
   Net sales:
     Restaurant                 $379,365     $348,877     $1,103,810     $1,003,582
     Retail                       88,546       86,957        315,258        297,718
                                --------     --------     ----------     ----------
       Total net sales          $467,911     $435,834     $1,419,068     $1,301,300
                                ========     ========     ==========     ==========

9.  Recent Accounting Pronouncements Adopted
    ----------------------------------------

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, but was subsequently amended by SFAS Nos. 137 and 138. These statements specify how to report and display derivative instruments and hedging activities and are effective for fiscal years beginning after June 15, 2000. The Company adopted these statements on July 29, 2000. (See
Note 12). The adoption of these statements did not have a material effect on the Company's consolidated financial statements. On December 3, 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". Its effective date was subsequently amended by the SEC through the issuance of SAB Nos. 101A and 101B. SAB No. 101 must now be adopted by the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company early adopted SAB No. 101 on July 29, 2000. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial statements.

10.  Impairment of Long-lived Assets
     -------------------------------

         The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying amounts of assets on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of such asset and the expected proceeds upon sale of the asset less its carrying amount. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell. The Company had no impairment loss recorded for the quarter or nine-month period ending April 27, 2001. During the third quarter ended April 28, 2000, the Company recorded no impairment loss. During the nine-month period ended April 28, 2000, the Company recorded an asset impairment loss of $551 on the long-lived assets of Cracker Barrel's retail-only mall store and impairment losses of $3,336 for certain properties no longer expected to be used for future development.

11.  Litigation
     ----------

         As more fully discussed in Note 10 to the Consolidated Financial Statements for the fiscal year ended July 28, 2000 contained in the Company's Annual Report on Form 10-K filed on October 26, 2000, the Company is a defendant in two lawsuits, one of which has been provisionally certified as a class action. The Company believes it has substantial defenses in these actions and is defending each of them vigorously. There currently is no provision for any potential liability with respect to this litigation in the Consolidated Financial Statements. There has been no material development in either of these two lawsuits during the quarter or nine-month period ended April 27, 2001. If there were to be an unfavorable outcome in either of these cases, the Company's results of operations, financial position and liquidity could be materially and adversely affected.

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

         Upon adoption of SFAS Nos. 133, 137 and 138 on July 29, 2000 and at April 27, 2001, the Company had no derivative financial instruments that required hedge accounting.

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

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except dollar amounts per share. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "target", "plans", "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" (or the negative of each of these terms) or similar terminology. Factors which will affect actual results include, but are not limited to: commodity, group health benefits and utility price increases; the effects of plans intended to improve operational execution and performance; the effects of increased competition at company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; the ability of the Company to identify successful new lines of retail merchandise; the results of pending or threatened litigation; the availability and costs of acceptable sites for development; adverse weather conditions; the acceptance of the Company's concepts as the Company expands into new markets and geographic regions; adverse general economic conditions including escalating gasoline prices; changes in interest rates affecting the Company's financing costs; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety, taxes, pensions and insurance; other undeterminable areas of government actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

  Results of Operations

         During the second quarter ended January 28, 2000 of the prior year, the Company recorded charges of $8,592 before taxes principally as a result of management changes and the resulting refocused operating priorities. These charges consisted of $3,887 for the write-down of certain Cracker Barrel Old Country Store, Inc. ("Cracker Barrel") properties no longer expected to be used for future development and for Cracker Barrel's test, retail-only mall store in accordance with Statement of Financial Accounting Standards No. 121, $1,955 for severance and related expenses for a total of 20 corporate employees, including 18 at Cracker Barrel, and $2,750 for other charges primarily consisting of the accrual of future minimum lease payments on certain properties no longer expected to be used for future development, the write-down of certain abandoned property, inventory write-downs related to the closing of Cracker Barrel's test outlet store and other contractual obligations. These charges affect line items on the Company's Condensed Consolidated Statement of Income in dollars and as a percent of total revenue for the nine-month period ended April 28, 2000, as follows: Cost of goods sold $205 and 0.0%; Other store operating expenses $6,149 and 0.5%; and General and Administrative $2,238 and 0.2%.

         The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended April 27, 2001 as compared to the same periods a year ago:

                                     Quarter Ended        Nine Months Ended
                                  --------------------   --------------------
                                  April 27,  April 28,   April 27,  April 28,
                                    2001       2000        2001       2000
                                    ----       ----        ----       ----

Net sales ....................     100.0%     100.0%      100.0%     100.0%
Franchise fees and royalties .        --         --          --         --
                                   -----      -----       -----      -----

 Total revenue ...............     100.0      100.0       100.0      100.0

Cost of goods sold ...........      33.3       34.0        34.3       35.1
                                   -----      -----       -----      -----
Gross profit .................      66.7       66.0        65.7       64.9

Labor & other related expenses      38.1       37.3        37.0       36.4
Other store operating expenses      17.5       16.7        17.3       17.0
                                   -----      -----       -----      -----

Store operating income .......      11.1       12.0        11.4       11.5

General and administrative ...       5.3        5.1         5.3        5.6
Amortization of goodwill .....       0.2        0.2         0.2        0.2
                                   -----      -----       -----      -----
Operating income .............       5.6        6.7         5.9        5.7

Interest expense .............       0.6        1.4         0.7        1.4
Interest income ..............        --         --          --         --
                                   -----      -----       -----      -----

Income before income taxes ...       5.0        5.3         5.2        4.3

Provision for income taxes ...       1.9        2.0         1.9        1.6
                                   -----      -----       -----      -----


Net income ...................       3.1%       3.3%        3.3%       2.7%
                                   =====      =====       =====      =====


                        Average Comparable Store Sales Analysis

                                      Quarter Ended        Nine Months Ended
                                  --------------------   ---------------------
                                  April 27,  April 28,   April 27,   April 28,
                                    2001       2000        2001        2000
                                    ----       ----        ----        ----
Cracker Barrel (396 and 380
stores for the quarter and nine
months, respectively)
    Net sales:
      Restaurant ...............   $740.9     $712.5     $2,195.2    $2,095.5
      Retail ...................    197.0      198.7        710.8       697.8
                                   ------     ------     --------    --------
        Total net sales ........   $937.9     $911.2     $2,906.0    $2,793.3
                                   ======     ======     ========    ========

Logan's (53 and 41 restaurants
for the quarter and nine months,
respectively) ..................   $743.2     $761.8     $2,229.3    $2,250.3
                                   ======     ======     ========    ========

Total Revenue
-------------

         Total revenue for the third quarter of fiscal 2001 increased 7.4% compared to last year's third quarter. At the Cracker Barrel concept, comparable store restaurant sales increased 4.0% and comparable retail sales decreased 0.8%, for a combined comparable store sales (total net sales) increase of 2.9%. The comparable store restaurant sales increase consisted of a 2.8% average check increase for the quarter and a 1.2% customer traffic increase. Comparable store retail sales decreased primarily due to strong prior year sales of a popular novelty item, apart from which, comparable store retail sales were up 3.1%. At the Logan's Roadhouse, Inc. ("Logan's") concept, comparable store sales decreased 2.4%, which consisted of a 1.0% average check increase and a 3.4% customer traffic decrease. The customer traffic decrease was partly caused by the opening of directly competitive restaurants in 12 of 53 of Logan's comparable direct trade areas, which reduced overall comparable store sales by almost 3%. Sales from new Cracker Barrel and Logan's stores primarily accounted for the balance of the total revenue increase in the third quarter.

         Total revenue for the nine-month period ended April 27, 2001, increased 9.1% compared to the nine-month period ended April 28, 2000. At the Cracker Barrel concept, comparable store restaurant sales increased 4.8% and comparable retail sales increased 1.9%, for a combined comparable store sales (total net sales) increase of 4.0%. The comparable store restaurant sales increase consisted of a 3.1% average check increase for the nine-month period and a 1.7% customer traffic increase. Comparable store retail sales increased primarily due to the restaurant customer traffic increase. At the Logan's concept, comparable store sales decreased 0.9%, which consisted of 1.7% average check increase and a 2.6% customer traffic decrease. The customer traffic decrease was partly caused by the opening of directly competitive restaurants in 11 of 41 of Logan's comparable direct trade areas. Sales from new Cracker Barrel and Logan's stores accounted for the balance of the total revenue increase in the nine-month period ended April 27, 2001.

Cost of Goods Sold
------------------

         Cost of goods sold as a percentage of total revenue for third quarter of fiscal 2001 decreased to 33.3% from 34.0% in the third quarter of last year. This decrease was primarily due to a lower mix of retail sales as a percent of total revenues (retail has a higher cost of goods sold than restaurant), higher menu pricing, lower bacon and potato prices, higher initial mark-ons of retail merchandise and lower retail shrinkage. These decreases were partially offset by higher beef, rib, butter and orange juice prices and higher retail freight versus the prior year.

         Cost of goods sold as a percentage of total revenue for the nine-month period ended April 27, 2001 decreased to 34.3% from 35.1% in the nine-month period ended April 28, 2000. This decrease was primarily due to higher menu pricing, lower chicken, dairy and potato prices, improvements in Cracker Barrel store level execution and higher initial mark-ons and lower markdowns of retail merchandise versus the prior year. Additionally, the decline reflects the non-recurrence of $205 in charges to cost of goods sold related to management's decision during the second quarter of the prior year to close Cracker Barrel's test outlet store. These decreases were partially offset by higher beef and rib prices and higher retail freight versus the prior year.

Labor and Other Related Expenses
--------------------------------

         Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 38.1% in the third quarter this year from 37.3% last year. This increase was primarily due to increases in Cracker Barrel's store manager staffing and wages; increased group health cost and hourly wage inflation at Cracker Barrel and Logan's. These increases were partially offset by higher menu pricing and improved volume at Cracker Barrel.

         Labor and related expenses as a percentage of total revenue increased to 37.0% in the nine-month period ended April 27, 2001 from 36.4% in the nine-month period ended April 28, 2000. This increase was primarily due to hourly wage inflation at Cracker Barrel and Logan's, increases in Cracker Barrel's store manager staffing and wages, increased payouts under the Cracker Barrel store-level bonus program and increased group health costs. These increases were partially offset by higher menu pricing and improved volume at Cracker Barrel.

Other Store Operating Expenses
------------------------------

         Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent and depreciation. Other store operating expenses as a percentage of total revenue increased to 17.5% in the third quarter of fiscal 2001 from 16.7% in the third quarter of last year. This increase was primarily due to higher utility costs and the net effect of the Company's sale-leaseback transaction, which increased rent expense and decreased depreciation expense, partially offset by decreases in general liability insurance costs and property tax accruals versus the prior year.

         Other store operating expenses as a percentage of total revenue increased to 17.3% for the nine-month period ended April 27, 2001 from 17.0% in the nine-month period ended April 28, 2000. Other store operating expenses as a percentage of total revenue increased primarily due to higher utility costs and the net effect of the Company's sale-leaseback transaction, which increased rent expense and decreased depreciation expense for the nine-month period ended April 27, 2001, partially offset by the non-recurrence of $6,149 in charges during the second quarter of the prior year (see Note 10).

General and Administrative Expenses
-----------------------------------

         General and administrative expenses as a percentage of total revenue increased to 5.3% in the third quarter of fiscal 2001 from 5.1% in the third quarter of last year. This increase was primarily due to various new initiatives begun at Cracker Barrel in fiscal 2001.

         General and administrative expenses as a percentage of total revenue decreased to 5.3% for the nine-month period ended April 27, 2001 from 5.6% in the nine-month period ended April 28, 2000. This decrease was primarily due to the non-recurrence of $2,238 in charges during the second quarter of the prior year and improved volume.

Interest Expense
----------------

         Interest expense decreased to $3,014 in the third quarter of fiscal 2001 from $6,113 in the third quarter of last year. The decrease primarily resulted from lower average debt outstanding during the third quarter as compared to last year, reflecting net revolving principal payments from the proceeds of the Company's sale-leaseback transaction.

         Interest expense decreased to $9,790 for the nine-month period ended April 27, 2001 from $17,746 in the nine-month period ended April 28, 2000. The decrease primarily resulted from lower average debt outstanding during the nine-month period ended April 27, 2001 as compared to the same period last year, reflecting net revolving principal payments from the proceeds of the Company's sale-leaseback transaction.

Interest Income
---------------

         Interest income decreased to $30 in the third quarter of fiscal 2001 from $32 in the third quarter of last year. The decrease was primarily due to lower rates on average funds available for investment.

         Interest income decreased to $84 for the nine-month period ended April 27, 2001 from $267 in the nine-month period ended April 28, 2000. The decrease was primarily due to lower average funds available for investment.

Provision for Income Taxes
--------------------------

         The provision for income taxes as a percent of pre-tax income decreased to 37.3% in the first nine months of fiscal 2001 from 37.7% during the same period a year ago. The decrease in tax rate was primarily due to decreases in effective state tax rates.

Liquidity and Capital Resources
-------------------------------

         The Company's operating activities provided net cash of $92,561 for the nine-month period ended April 27, 2001. Most of this cash was provided by net income adjusted for depreciation and amortization. Increases in inventories and other assets and decreases in accounts payable and other current liabilities were partially offset by decreases in other current assets and increases in other long-term obligations.

         Capital expenditures were $74,624 for the nine-month period ended April 27, 2001. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $148 and $731 for the quarter and nine-month period ended April 27, 2001 as compared to $314 and $1,178 for the quarter and nine-month period ended April 28, 2000, respectively. These differences were primarily due to the reduction in Cracker Barrel new store construction in fiscal 2001 as compared to the same periods a year ago.

         The Company's internally generated cash, along with cash at July 28, 2000 and the Company's available revolver, were sufficient to finance all of its growth in the first nine months of fiscal 2001.

         The Company estimates that its capital expenditures for fiscal 2001 will be approximately $91,000, substantially all of which will be land purchases and the construction of 15 new Cracker Barrel stores and 13 new Logan's restaurants, including one replacement for a unit destroyed by fire in fiscal 2000. On July 31, 2000, the Company completed a sale-leaseback transaction involving 65 of its owned Cracker Barrel Old Country Store units. Under the transaction, the land, buildings and improvements at the locations were sold for net consideration of $138,325 and have been leased back for an initial term of 21 years. Net proceeds from the sale were used to reduce outstanding borrowings under the Company's revolving credit facility, and the commitment under that facility was reduced by $70,000 to $270,000.

         On November 22, 2000, the Company announced that the Board of Directors had authorized the repurchase of up to 2 million shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. During the third quarter, the Company repurchased 676,700 shares of its common stock for total consideration of $12,972 or $19.17 per share. As of April 27, 2001, the Company had repurchased a total of 1,274,200 shares of its common stock under the current 2 million share repurchase authorization for total consideration of $23,823 or $18.70 per share. The Company presently expects to complete this share repurchase authorization by the end of fiscal 2001.

         Management believes that cash at April 27, 2001, along with cash generated from the Company's operating activities, will be sufficient to finance its continued operations, its remaining share repurchase authorization and its continued expansion plans through fiscal 2002. At April 27, 2001, the Company had $170,000 available under its revolving credit facility following the completion of the sale-leaseback transaction. The Company estimates that it will generate excess cash of approximately $70,000 in fiscal 2001 which it intends to use to complete its current share repurchase authorization and to reduce borrowings under the revolving credit facility. The Company's principal criteria for share repurchases are that they be accretive to earnings per share and that they do not unfavorably affect the Company's investment grade debt rating.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of April 27, 2001, and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended April 27, 2001 and April 28, 2000. These financial statements are the responsibility of the Company's management.

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



Nashville, Tennessee
June 4, 2001

                                     PART II


Item 1.           Legal Proceedings
                  -----------------

                           Part I, Item 3 of the Company's Annual Report on Form 10-K filed October 26, 2000, is incorporated in this Form 10-Q by this reference. See also Note 11 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item I of this Quarterly Report on Form 10-Q, which also is incorporated in this item of this report by this reference.


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





                                CBRL GROUP, INC.



Date:  6/4/01       By /s/Lawrence E. White
      --------         ------------------------------------------------
                       Lawrence E. White, Senior Vice President/Finance
                        and Chief Financial Officer



Date:  6/4/01       By /s/Patrick A. Scruggs
      --------         ------------------------------------------------
                       Patrick A. Scruggs, Assistant Treasurer

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

15                         Letter regarding unaudited financial information

June 4, 2001



CBRL Group, Inc.
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CBRL Group, Inc. for the quarters and nine-month periods ended April 27, 2001 and April 28, 2000, as indicated in our report dated June 4, 2001; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended April 27, 2001, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482, 333-01465 and 333-81063 on Forms S-8 and Registration
Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee