Form 10-K405
period 2001-08-03
CBRL GROUP INC
filed 2001-10-12
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended August 3, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from ________ to ________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock held by nonaffiliates of the registrant is $1,040,599,280 as of September 20, 2001. As of that date, there were 55,057,364 shares of common stock outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Document from which Portions                               Part of Form 10-K
are Incorporated by Reference                           into which incorporated
-----------------------------                           -----------------------

1. Annual Report to Shareholders                        Part II
   for the fiscal year ended
   August 3, 2001 (the "2001 Annual Report")
2. Proxy Statement for Annual                           Part III
   Meeting of Shareholders
   to be held November 27, 2001
      (the "2001 Proxy Statement")

     Except for specific historical information, the matters discussed in this Form 10-K, as well as the 2001 Annual Report that is incorporated herein by reference, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of CBRL Group, Inc. to differ materially from those expressed or implied by those statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "plans", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential", or "continue" (or the negative of each of these terms) or similar terminology. Factors which will affect actual results include, but are not limited to: adverse general economic conditions including high or escalating gasoline prices and declining consumer confidence; the actual results of pending or threatened litigation; the effects of negative publicity; commodity, group health and utility price increases; the effect of plans intended to improve operational execution and performance; the effects of increased competition at Company locations on sales and on labor recruiting, cost and retention; the ability of and cost to the Company to recruit, train and retain qualified restaurant hourly and management employees; the ability of the Company to identify successful new lines of retail merchandise; the availability and costs of acceptable sites for development; adverse weather conditions; the acceptance of the Company's concepts as the Company continues to expand into new markets and geographic regions; changes in interest rates affecting the Company's financing costs; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety, pensions and insurance; other undeterminable areas of government actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     CBRL Group, Inc. (the "Company") is a holding company that, through certain subsidiaries, is engaged in the operation and development of the Cracker Barrel Old Country Store(R) and Logan's Roadhouse(R) restaurant and retail concepts. The Company was organized under the laws of the state of Tennessee in August 1998.

CONCEPTS

Cracker Barrel Old Country Store
--------------------------------

     Cracker Barrel Old Country Store, Inc. ("Cracker Barrel"), headquartered in Lebanon, Tennessee, through its various subsidiaries, as of October 12, 2001, operates 439 full service "country store" restaurants and gift shops, which are located in 40 states, primarily the southeast, midwest, mid-atlantic and southwest regions of the United States. Stores primarily are located along interstate highways, however, 10 stores are located at "tourist destinations" and 22 "off-interstate" stores are located at locations that are neither a tourist destination nor an interstate location. The restaurants serve breakfast, lunch and dinner between the hours of 6:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays) and feature home style country cooking prepared on the premises from Cracker Barrel's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits. The restaurants do not serve alcoholic beverages. The stores are constructed in a rustic, country store design and feature a separate retail area offering a wide variety of decorative and functional items specializing in hand-blown glassware, cast iron cookware, toys, apparel and wood crafts as well as various old fashioned candies, jellies and other foods. Cracker Barrel stores are intended to appeal to both the traveler and the local customer and consistently have been a consumer favorite. Cracker Barrel was ranked as the top family dining chain for the eleventh consecutive year in the 2000 Restaurants & Institutions magazine "Choice in Chains" annual customer survey.

Logan's Roadhouse
-----------------

     Logan's Roadhouse, Inc. ("Logan's"), headquartered in Nashville, Tennessee, through its various subsidiaries, as of October 12, 2001, operates 78 Logan's Roadhouse restaurants and franchises an additional eight Logan's restaurants in 15 states. Logan's restaurants feature steaks, ribs, chicken and seafood dishes served in a distinctive atmosphere reminiscent of an American roadhouse of the 1940s and 1950s. Logan's serves lunch and dinner between the hours of 11:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays). The Logan's concept is designed to appeal to a broad range of customers by offering generous portions of moderately-priced, high quality food in a very casual, relaxed dining environment that is lively and entertaining. The fun atmosphere is enhanced by display cooking of grilled items and complimentary peanuts, which the guests are encouraged to enjoy and let the shells fall on the floor. The restaurants are open seven days a week for lunch and dinner and offer full bar service. Alcoholic beverages represented approximately 9% of Logan's total revenue in fiscal 2001. The Logan's menu is designed to appeal to a wide variety of tastes, and emphasizes extra-aged, hand-cut USDA choice steaks and signature dishes such as baked sweet potatoes and made-from-scratch yeast rolls.

OPERATIONS

Cracker Barrel Old Country Store
--------------------------------

     Store Format: The format of Cracker Barrel stores consists of a rustic, country-store style building. All stores are freestanding buildings. Store interiors are subdivided into a dining room consisting of approximately 30% of the total interior store space, and a retail shop consisting of approximately 22% of such space, with the balance primarily consisting of kitchen and storage areas. All stores have stone fireplaces, which burn wood wherever permitted. All are decorated with antique-style furnishings and other authentic and nostalgic items, similar to those used and sold in the past in original old country stores. The front porch of each store features a row of the signature Cracker Barrel rocking chairs that are used by guests waiting for a table and are sold in the retail shop. The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

     Products: Cracker Barrel's restaurants, which generated approximately 76% of Cracker Barrel's total revenue in fiscal 2001, offer home-style country cooking featuring Cracker Barrel's own recipes. In keeping with Cracker Barrel's emphasis on authenticity and quality, Cracker Barrel restaurants prepare menu selections on the premises. The restaurants offer breakfast, lunch and dinner from a moderately-priced menu. Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, including gravy and biscuits and country ham and biscuits. Prices for a breakfast meal range from $1.99 to $7.99. Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens. Lunches and dinners range in price from $2.99 to $13.99. The average check per customer for fiscal 2001 was $7.19. Cracker Barrel from time to time adjusts its prices. Price increases of approximately 1% each and totaling approximately 3% were instituted in December 2000, June 2001 and July 2001.

     The retail area of the stores, which generated approximately 24% of Cracker Barrel's total revenue in fiscal 2001, offers a wide variety of decorative and functional items such as hand-blown glassware, cast iron cookware, old-fashioned crockery, handcrafted figurines, classic children's toys, apparel, a book-on-audio sale and exchange program and various other gift items, as well as various candies, preserves, smoked sausage, syrups and other food items. Many of the candy items, smoked bacon, jellies and jams, along with other high quality products, are sold under the "Cracker Barrel Old Country Store" brand name.

     Product Development and Merchandising: Cracker Barrel maintains a product development department, which develops new and improved menu items in response to shifts in customer preferences and creates customer interest. Cracker Barrel merchandising specialists are involved on a continuing basis in selecting and positioning merchandise in the retail shop with an overall nostalgic theme. Management believes that Cracker Barrel has adequate flexibility to meet future shifts in consumer preference on a timely basis. Coordinated seasonal promotions are used regularly in the restaurants and retail shops.

     Store Management and Quality Controls: Cracker Barrel store management typically consists of a general manager, four associate managers and a retail manager who are responsible for approximately 100 employees on two shifts. The relative complexity of operating a Cracker Barrel Old Country Store requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational efficiency, Cracker Barrel has a bonus plan designed to provide store management with an opportunity to share in the profits of their store. Starting in fiscal 2000, Cracker Barrel implemented a supplemental bonus plan, providing managers an opportunity to earn an additional bonus based on achieving specific operational targets. Cracker Barrel also offers managers and certain hourly employees stock options based on their position and tenure. To assure that individual stores are operated at a high level of quality, Cracker Barrel emphasizes the selection and training of store managers. It also employs District Managers to support individual store managers and Regional Vice Presidents to support individual District Managers. Each District Manager's individual span of control typically is seven to eight individual restaurants, and Regional Vice Presidents support eight to ten District Managers. Each store and District, respectively, are assigned to both a restaurant and a retail District Manager and Regional Vice President.

     The store management recruiting and training program begins with an evaluation and screening process. In addition to multiple interviews and background and experience verification, Cracker Barrel conducts testing which is designed to identify those applicants most likely to be best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of eight weeks of in-store training and three weeks of training at Cracker Barrel's corporate facilities. This program allows new managers the opportunity to become familiar with Cracker Barrel operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility. Cracker Barrel provides its managers with ongoing training through its various management development classes. Additionally, the Company is developing internet-based computer-assisted instruction capability to train both hourly and management staff consistently at all locations.

     Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to price and other material terms of most food purchases. Cracker Barrel is a party to a prime vendor contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; and Belcamp, Maryland. The contract pricing terms were adjusted in July 2000, and the contract will remain in effect until both parties mutually modify it in writing or until terminated by either Cracker Barrel or the distributor upon 180 days written notice to the other party. Cracker Barrel purchases the majority of its food products and restaurant supplies on a cost-plus basis through its unaffiliated distributor. The distributor is responsible for placing food orders and warehousing and delivering food products to Cracker Barrel's stores. Deliveries generally are made once per week to the individual stores. Certain perishable food items are purchased locally by Cracker Barrel stores.

     Three food categories (beef, pork and poultry) account for the largest shares of Cracker Barrel's food purchasing expense at approximately 15%, 14% and 12% each, respectively. The single food item within these categories accounting for the largest share of Cracker Barrel's food purchasing expense is chicken tenderloin. Cracker Barrel presently purchases its beef through six vendors, pork through seven vendors, and poultry through five vendors. Cracker Barrel purchases its chicken tenderloin through five vendors. Should any food items from these vendors become unavailable, management is of the opinion that these food items could be obtained in sufficient quantities from other sources at competitive prices.

     The majority of retail items are centrally purchased directly by Cracker Barrel from domestic and international retail vendors and warehoused at its owned Lebanon distribution center. The distribution center fulfills retail item orders generated by Cracker Barrel's automated replenishment system and generally ships the retail orders once a week to the individual stores. Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly from Cracker Barrel's vendors to its stores. The distribution center is a 367,200 square foot warehouse facility with 36 foot ceilings and 170 bays, and includes an additional 13,800 square feet of office and maintenance space. The facility originally was built in 1993 and expanded in 1996.

     On January 29, 2001, the Company entered into a new dedicated carriage agreement with an unaffiliated transportation company for the transportation of retail merchandise from the Cracker Barrel distribution center throughout the Cracker Barrel system. This agreement commenced on April 1, 2001 for a period of 60 months and is structured to facilitate the growth of Cracker Barrel's retail business over the term of the agreement, but is terminable by either party upon 180 days written notice to the other party. The transportation company or Cracker Barrel may terminate the agreement 90 days following notice of a breach that remains uncured.

     Cost and Inventory Controls: Cracker Barrel's computer systems and various analysis tools are used to evaluate store operating information and provide management with reports to determine if any material variances in food costs, labor costs or operating expenses have occurred. Management also monitors individual store restaurant and retail sales on a daily basis and closely monitors sales mix, sales trends, operational costs and inventory levels. The information generated by the computer systems, analysis tools and monitoring processes are used to manage the operations of the store, replenish retail inventory levels and to facilitate retail purchasing decisions. These systems and processes also are used in the development of budget analyses and planning.

     Guest Satisfaction: Cracker Barrel is committed to providing its guests a home-style, country-cooked meal, served with genuine hospitality in a comfortable environment, in a way that evokes memories of the past. The concept's commitment to offering guests a quality experience begins with its employees. Its mission statement, "Pleasing People", means all people, guests and employees alike, and the Company's employees are trained and reinforced on its importance in our culture of mutual respect. Cracker Barrel also is committed to staffing each store with an experienced management team to ensure attentive customer service and consistent food quality. Through the regular use of guest surveys and store visits by its District Managers and Regional Vice Presidents, management receives valuable feedback, which it uses in its ongoing efforts to improve the stores and to demonstrate Cracker Barrel's continuing commitment to pleasing its guests.

     Marketing: Outdoor advertising (i.e., billboards) is the primary advertising medium utilized to reach consumers in the primary trade area for each Cracker Barrel store and also reach interstate travelers and tourists. Outdoor advertising accounted for approximately 50% of advertising expenditures in fiscal 2001. In recent years Cracker Barrel has utilized more effectively and efficiently other types of media, such as radio and print, in its core markets to maintain customer awareness, and outside of its core markets to increase name awareness and to build brand loyalty. Cracker Barrel defines its core markets based on geographic location, longevity in the market and name awareness in each market. Cracker Barrel plans to maintain its overall advertising spending at approximately 2% of Cracker Barrel's net sales in fiscal 2002, as it did in fiscal 2000 and fiscal 2001. Outdoor advertising should continue to represent approximately 50% of advertising expenditures in fiscal 2002. New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume, after which time a full marketing plan is implemented.

Logan's Roadhouse
-----------------

     Store Format: Logan's Roadhouse restaurants are constructed of rough-hewn cedar siding in combination with bands of corrugated metal outlined in red neon with a yellow washlight. Interiors are decorated with murals and other artifacts depicting scenes reminiscent of American roadhouses of the 1940s and 1950s, concrete and wooden planked floors and neon signs. The lively, upbeat,friendly, relaxed atmosphere seeks to appeal to families, couples, single adults and business persons. The restaurants feature display cooking and an old-fashioned meat counter displaying ribs and hand-cut steaks, and also include a spacious, comfortable bar area. While dining or waiting for a table, guests may eat complimentary roasted in-shell peanuts and toss the shells on the floor, and watch as cooks prepare steaks and other entrees on gas-fired mesquite grills.

     Products: Logan's restaurants offer a wide variety of items designed to appeal to a broad range of consumer tastes. Specialty appetizers include hot wings Roadhouse style, baby back ribs basket and Roadhouse nachos. Logan's dinner menu features an assortment of specially seasoned USDA choice steaks, extra-aged, and cut by hand on premises. Guests also may choose from slow-cooked baby back ribs, seafood, mesquite grilled shrimp, mesquite grilled pork chops, grilled chicken and an assortment of hamburgers, salads and sandwiches. All dinner entrees include dinner salad, made-from-scratch yeast rolls and a choice of brown sugar and cinnamon sweet potato, baked potato, mashed potatoes, steamed vegetables, fries or rice pilaf at no additional cost. Logan's express lunch menu provides specially priced items to be served in less than 15 minutes. All lunch salads are served with made-from-scratch yeast rolls, and all lunch sandwiches are served with home-style potato chips at no additional cost. Prices range from $4.79 to $8.49 for lunch items and from $5.39 to $17.99 for dinner entrees. The average check per customer for fiscal 2001 was $11.40. Logan's adjusts its prices from time to time and increased menu prices approximately 1% in July 2001.

     Product Development and Merchandising: Logan's strives to obtain consistent quality items at competitive prices from reliable sources. Logan's tests various new products in an effort to obtain the highest quality products possible and to be responsive to changing customer tastes. In order to maximize operating efficiencies and provide the freshest ingredients for its food products, purchasing decisions are made by Logan's corporate management. Management believes that Logan's has adequate flexibility to meet future shifts in consumer preference on a timely basis.

     Restaurant Management and Quality Controls: Restaurant management typically consists of a general manager, one kitchen manager and four assistant managers who are responsible for approximately 100 hourly employees. Each restaurant employs a skilled meat-cutter to cut steaks from USDA choice beef. The general manager of each restaurant is responsible for the day-to-day operations of the restaurant, including maintaining the standards of quality and performance established by Logan's corporate management. The relative complexity of operating a Logan's restaurant requires an effective management team at the individual restaurant level. As a motivation to restaurant managers to increase revenues and operational efficiency, Logan's has a bonus plan that rewards managers for improving sales and profits, achieving Logan's standard of guest satisfaction as measured through the secret shopper program, and achieving key operating costs targets. Management believes that guests benefit from the attentive service and high quality food, which results from having six managers in the majority of restaurants. Logan's restaurant management teams are typically comprised of two non-management employees promoted into management positions who therefore fully understand the Logan's concept, and four managers with high levels of previous management experience. To assure that individual restaurants are operated at a high level of quality, Logan's has Regional Managers to support individual restaurant managers, three Regional Directors and one Vice President of Operations to support individual Regional Managers. Each Regional Manager supports 4 to 5 individual restaurants, and each Regional Director supports 7 to 8 Regional Managers. Through regular visits to the restaurants, the Vice President of Operations, the Regional Directors and the Regional Managers ensure that the Logan's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

     In November 2000 Logan's opened a modern training facility in Nashville, Tennessee to support and improve the training of new management candidates.

     Logan's requires that its restaurant managers have significant experience in the full-service restaurant industry. All new managers are required to complete a comprehensive ten-week training course. This course is comprised of eight weeks of training at a Logan's restaurant and two weeks of classroom training conducted at the Logan's training facility in Nashville. The entire course emphasizes the Logan's operating strategy, procedures and standards.

     Purchasing and Distribution: Logan's negotiates directly with food vendors as to price and other material terms of most food purchases. Logan's purchases the majority of its food products and restaurant supplies on a cost-plus basis through the same unaffiliated distributor that is used by Cracker Barrel. The distributor is responsible for placing food orders and warehousing and delivering food products for Logan's restaurants. Certain perishable food items are purchased locally by the restaurants.

     The single food category accounting for the largest share (approximately 37%) of Logan's food purchasing expense is beef. Each Logan's restaurant employs a meat cutter who hand-cuts steak on premises. Logan's presently purchases its beef through two supply contracts. Should any beef items from these vendors become unavailable for any reason, management believes that such items could be obtained in sufficient quantities from other sources at competitive prices.

     Cost and Inventory Controls: Management closely monitors sales, product costs and labor at each of its restaurants. Weekly restaurant operating results are analyzed by management to detect trends at each location, and negative trends are promptly addressed and remedied when possible. Financial controls are maintained through management of an accounting and information management system that is implemented at the restaurant level. Administrative and management staff prepare daily reports of sales, labor and customer counts. On a weekly basis, condensed operating statements are compiled by the accounting department and provide management a detailed analysis of sales, product and labor costs, with a comparison to budget and prior period performance. These systems also are used in the development of budget analyses and planning.

     Guest Satisfaction: Logan's is committed to providing its guests prompt, friendly, efficient service, keeping table-to-server ratios low and staffing each restaurant with an experienced management team to ensure attentive guest service and consistent food quality. Through the regular use of guest surveys and an independently run "mystery shoppers" program, management receives valuable feedback, which it uses to improve restaurants and demonstrate a continuing interest in guest satisfaction.

     Marketing: Logan's employs an advertising and marketing strategy designed to establish and maintain a high level of name recognition and to attract new customers. Logan's primarily uses radio and outdoor advertising in selected markets. Management's goal is to develop a sufficient number of restaurants in certain markets to permit the cost-efficient use of television, radio and outdoor advertising. Logan's currently spends approximately 1.5% of its net sales on advertising. Logan's also engages in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs, in order to increase public awareness of Logan's restaurants. Logan's also has numerous tie-ins with the National Football League's Tennessee Titans, including two concession facilities (named "Logan's Landing") inside Nashville, Tennessee's Adelphia Coliseum and various promotions during and around the games. Additionally, Logan's peanuts are sold at the Gaylord Entertainment Center, home of the Nashville Predators of the National Hockey League.

     Franchising: Prior to the Company acquiring Logan's Roadhouse, Inc., Logan's entered into three area development agreements and accompanying franchise agreements. Subsequent to the acquisition, Logan's terminated one of the area development agreements. Franchisees operate 8 Logan's restaurants in 4 states, and they have rights under the existing agreements, subject to development terms, conditions and timing requirements, to open up to 19 additional locations in those same states plus parts of Oregon. Certain of the agreements provide for the possible acquisition of the franchise locations by Logan's under specified terms. Management currently is not planning any other future franchising opportunities beyond the current development agreements.

EXPANSION

     The Company opened the following 15 new Cracker Barrel stores in fiscal
2001:

Interstate  35 (1)         San Marcos, Texas
Interstate  70 (1)         St. Clairsville, Ohio
Interstate  80 (1)         Mt. Arlington, New Jersey
Interstate  84 (1)         Sturbridge, Massachusetts
Interstate  95 (1)         Elkton, Maryland
Interstate 476 (1)         Plymouth Meeting, Pennsylvania
Off Interstate (9)         Florence and Foley, Alabama; Hot Springs, Arkansas;
                           Murray, Kentucky; Traverse City, Michigan;
                           Jacksonville, North Carolina; Gallatin and Memphis,
                           Tennessee; Lynchburg, Virginia

     The Company plans to open 20 new Cracker Barrel stores during fiscal 2002, of which the following two of those stores are already open:

Off Interstate (2)         Bloomington, Indiana; Pittsburgh, Pennsylvania

     The Company opened the following 13 new Logan's restaurants in fiscal 2001:

Michigan (4)      Canton, Livonia, Southgate and Troy
Texas    (3)      Laredo, Round Rock and San Angelo
Alabama  (2)      Decatur and Oxford
Virginia (2)      Bristol and Fredricksburg
Indiana  (1)      Greenwood
Tennessee(1)      Antioch

     The Company plans to open nine new Logan's restaurants during fiscal 2002, of which the following three restaurants are already open:

Ohio     (1)      Reynoldsburg
Tennessee(1)      Gallatin
Virginia (1)      Lynchburg

     Prior to committing to a new location, Cracker Barrel and Logan's perform extensive reviews of various available sites, gathering cost, demographic, traffic and other data. This information is analyzed by computer models to help with the decision on building a store. Cracker Barrel and Logan's utilize in-house engineers to consult on architectural plans, develop engineering plans and oversee new construction. Cracker Barrel and Logan's are currently engaged in the process of seeking and selecting new sites, negotiating purchase or lease terms and developing chosen sites.

     It has traditionally been the Company's strategy to own its store properties. However, on July 31, 2000, the Company's Cracker Barrel Old Country Store, Inc. subsidiary completed a sale-leaseback transaction involving 65 of its owned Cracker Barrel Old Country Store units. Under the transaction, the land, buildings and improvements at the locations were sold for net consideration of $138.3 million and have been leased back for an initial term of 21 years. Equipment was not included. The leases include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased units. Net rent expense during the initial term will be approximately $15.0 million annually, and the assets sold and leased back previously had depreciation expense of approximately $2.7 million annually. Net proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Facility, and the commitment under that facility was reduced by $70 million to $270 million. Of the 439 Cracker Barrel stores open as of October 12, 2001, the Company owns 341, while the other 98 properties are either ground leases or ground and building leases. Based on recent and projected new store development, the average cost for a new Cracker Barrel store is approximately $700,000 to $850,000 for land on purchased sites and development cost of $2,000,000 to $2,100,000, including approximately $585,000 in furniture, fixtures and equipment. In addition, approximately $200,000 is budgeted for pre-opening expenses. The current Cracker Barrel store prototype is approximately 10,000 square feet with 184 seats in the restaurant and 2,200 square feet in the retail gift shop. The Company typically projects that a new Cracker Barrel store will generate annual sales of approximately $4,200,000 and mature operating cash flow before rent of approximately 18% of sales. The Company plans, for the foreseeable future, to open a higher percentage of leased units than purchased units.

     Of the 86 Logan's stores open as of October 12, 2001, 8 are franchised stores. Of the remaining 78 Logan's stores, the Company owns 47. The other 31 properties are ground leases. The average cost for a new Logan's, based on recent and projected new store development, is approximately $750,000 to $850,000 for land on purchased sites and $1,900,000 to $2,100,000 for development cost, including approximately $485,000 in furniture, fixtures and equipment. In addition, pre-opening expenses of approximately $130,000 are budgeted. The current Logan's store prototype is approximately 8,000 square feet with 277 seats, including 34 seats in the bar area. The Company typically projects annual sales for a new Logan's restaurant of approximately $3,175,000 and mature operating cash flow before rent of approximately 20% of sales. The Company's plans reflect a higher percentage of leased units than purchased units for the foreseeable future. During fiscal 2001 Logan's opened a new prototype restaurant designed to improve operational efficiency and guest perception; with some additional modifications, it will be used as the expansion vehicle for future unit development.

EMPLOYEES

     As of August 3, 2001, CBRL Group, Inc. employed 19 people, of whom 7 were in advisory and supervisory capacities, and 5 were officers of the Company. Cracker Barrel employed 49,140 people, of whom 414 were in advisory and supervisory capacities, 2,671 were in store management positions and 30 were officers. Logan's employed 6,556 people, of whom 48 were in advisory and supervisory capacities, 440 were in store management positions and 6 were officers. Many of the restaurant personnel are employed on a part-time basis. Competition for and availability of qualified new employees has become more difficult in recent years, contributing to increases in store labor expenses. The Company's employees are not represented by any union, and management considers its employee relations to be good.

COMPETITION

     The restaurant business is highly competitive and often is affected by changes in the taste and eating habits of the public, local and national economic conditions affecting spending habits, and population and traffic patterns. Restaurant industry segments overlap and often provide competition for widely diverse restaurant concepts. In exceptionally good economic times, consumers can be expected to patronize a broader range of restaurants and the breadth of competition at different restaurant segments is likewise increased. The principal basis of competition in the industry is the quality, variety and price of the food products offered. Site selection, quality and speed of service, advertising and the attractiveness of facilities are also important.

     There are many restaurant companies catering to the public, including several franchised operations, a number of which are substantially larger and have greater financial and marketing resources than those of the Company and which compete directly and indirectly in all areas in which the Company operates.

TRADEMARKS

     Cracker Barrel through its affiliate, CBOCS General Partnership, owns certain registered copyrights and trademarks relating to the name "Cracker Barrel Old Country Store", as well as its logo, menus, designs of buildings, general trade dress and other aspects of operations. Logan's owns or has applied for certain registered copyrights and trademarks relating to the name "Logan's Roadhouse", as well as its logo, menus, designs of buildings, general trade dress and other aspects of operations. The Company believes that the use of these names have value in maintaining the atmosphere and public acceptance of its mode of operations. The Company's policy is to pursue registration of its copyrights and trademarks whenever possible and to oppose vigorously any infringement of its copyrights and trademarks.

RESEARCH AND DEVELOPMENT

     While research and development are important to the Company, these expenditures have not been material due to the nature of the restaurant and retail industry.

SEASONAL ASPECTS

     Historically the profits of the Company have been lower in the second fiscal quarter than in the first and third fiscal quarters and highest in the fourth fiscal quarter. Management attributes these variations primarily to the decrease in interstate tourist traffic during the winter months and the increase in interstate tourist traffic during the summer months. The Company's retail sales historically have been highest in the Company's second fiscal quarter, which includes the Christmas holiday season.

SEGMENT REPORTING

     The Company has one reportable segment. See Notes 2 and 9 to the consolidated financial statements contained in the 2001 Annual Report incorporated by reference in Part II of this Annual Report on Form 10-K for more information on segment reporting.

WORKING CAPITAL

     In the restaurant industry, substantially all sales are either for cash or credit card. Like most other restaurant companies, the Company is able to, and may from time to time, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor now are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit. These various trade terms are aided by rapid turnover of the restaurant inventory.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located on approximately 10 acres of land owned by the Company in Lebanon, Tennessee. The Company utilizes 10,000 square feet of office space for its corporate headquarters.

     The Cracker Barrel Old Country Store, Inc. corporate headquarters and warehouse facilities are located on approximately 120 acres of land owned by Cracker Barrel Old Country Store, Inc. in Lebanon, Tennessee. Cracker Barrel utilizes approximately 110,000 square feet of office space for its corporate headquarters and 367,200 square feet of warehouse facilities and an additional 13,800 square feet of office and maintenance space for its retail distribution center.

     The Logan's Roadhouse, Inc. corporate headquarters and training facility are located in approximately 22,500 square feet of office space in Nashville, Tennessee, under a lease expiring on April 1, 2010.

     Cracker Barrel Old Country Store, Inc. opened a retail-only mall store, named "The Store," in a regional mall in Nashville, Tennessee in July 1999 to test this growth opportunity to leverage the Cracker Barrel's merchandising and logistical expertise. The retail-only mall store is leased and is presently considered a research and development site.

     In addition to the various corporate facilities, 17 properties owned or leased for future development, Cracker Barrel's retail-only mall store and 19 parcels of excess real property and improvements including three leased properties, which the Company intends to dispose of, the Company owns or leases the following Cracker Barrel and Logan's store properties as of October 12, 2001:


State                Cracker Barrel        Logan's         Combined
-----               ----------------  ---------------- -----------------
                     Owned  Leased     Owned  Leased    Owned  Leased
                     -----  ------     -----  ------    -----  ------

Tennessee             29       9        10       3       39      12
Texas                 23       4         7       8       30      12
Florida               33       -         4       1       37       1
Georgia               23       5         5       2       28       7
Kentucky              16       6         -       5       16      11
Indiana               17       5         4       1       21       6
Ohio                  20       5         1       1       21       6
Alabama               14       5         5       2       19       7
North Carolina        18       5         -       -       18       5
Virginia              15       1         6       1       21       2
Illinois              21       1         -       -       21       1
Michigan              13       2         2       4       15       6
Pennsylvania           8       7         -       -        8       7
South Carolina        10       5         -       -       10       5
Louisiana              7       2         3       2       10       4
Missouri              11       2         -       -       11       2
Arkansas               4       6         -       -        4       6
Mississippi            8       2         -       -        8       2
Arizona                2       7         -       -        2       7
New York               7       1         -       -        7       1
West Virginia          3       4         -       1        3       5
Oklahoma               4       2         -       -        4       2
Kansas                 4       1         -       -        4       1
Wisconsin              5       -         -       -        5       -
Colorado               3       1         -       -        3       1
Maryland               3       1         -       -        3       1
New Jersey             1       3         -       -        1       3
Iowa                   3       -         -       -        3       -
Massachusetts          -       3         -       -        -       3
New Mexico             2       1         -       -        2       1
Utah                   3       -         -       -        3       -
Connecticut            1       1         -       -        1       1
Minnesota              2       -         -       -        2       -
Montana                2       -         -       -        2       -
Nebraska               1       1         -       -        1       1
Idaho                  1       -         -       -        1       -
New Hampshire          1       -         -       -        1       -
North Dakota           1       -         -       -        1       -
Rhode Island           1       -         -       -        1       -
South Dakota           1       -         -       -        1       -

Total                341      98        47      31      388     129

     See "Business-Operations" and "Business-Expansion" for additional information on the Company's stores.

ITEM 3.  LEGAL PROCEEDINGS

     The Company's Cracker Barrel Old Country Store, Inc. subsidiary is involved in certain lawsuits, two of which are not ordinary routine litigation incidental to its business: Serena McDermott and Jennifer Gentry v. Cracker Barrel Old Country Store, Inc., a collective action under the federal Fair Labor Standards Act ("FLSA"), was served on Cracker Barrel on May 3, 1999; and Kelvis Rhodes, Maria Stokes et al. v. Cracker Barrel Old Country Store, Inc., an action under Title VII of the Civil Rights Act of 1964 and Section 1981 of the Civil Rights Act of 1866, was served on Cracker Barrel on September 15, 1999. The McDermott case alleges that certain tipped hourly employees were required to perform non-serving duties and that certain hourly employees were required to wait "off the clock," without being paid the minimum wage or overtime compensation for that work or wait. The McDermott case seeks recovery of unpaid wages and overtime wages related to those claims. The Rhodes case seeks certification as a company-wide class action, a declaratory judgment to redress an alleged systemic pattern and practice of racial discrimination in employment opportunities, an order to effect certain hiring and promotion goals and back pay and other related monetary damages. No class has yet been certified in the Rhodes case. No punitive damages are sought in either case.

     On March 17, 2000, the Court granted the plaintiffs' motion in the McDermott case to send notice to a provisional class of plaintiffs. The Court defined the provisional class as all persons employed as servers and all second-shift hourly employees at Cracker Barrel Old Country Store restaurants since January 4, 1996. That notice was sent to 376,207 persons, and 10,838 potential plaintiffs "opted-in" to the case by May 30, 2001. Some of the opt-ins asserted "off the clock" claims; some asserted they were required to perform non-serving duties at tipped wages; and some opt-ins asserted both types of claims. Because of the provisional status of the plaintiff collective action, the Court could subsequently amend its decision. If amended, the scope of the collective action could either be reduced or increased or, if appropriate, the Court could dismiss the collective aspects of the case entirely.

     Cracker Barrel Old Country Store, Inc. believes it has substantial defenses to the claims made, and it is defending each of these cases vigorously. During fiscal year 2001, the parties engaged in mediation with respect to both cases, but focused on the FLSA claims that are the subject of the McDermott case. The mediation process is confidential by court order and the parties cannot comment on the process or the status of their discussions. Because only limited discovery has occurred to date, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can be determined at this time. Nevertheless, the Company has established a reserve of $3.5 million with respect to the McDermott case. Cracker Barrel Old Country Store, Inc. offered this amount to resolve the case and avoid the ongoing expenses and distractions associated with defending the litigation. With the exception of that reserve, no provision for any potential liability has been made in the consolidated financial statements of the Company with respect to these lawsuits. In the event of an unfavorable result in either of these cases, the Company's results of operation and financial condition could be materially and adversely affected.

     In addition to the litigation described in the preceding paragraphs, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers of the Registrant
------------------------------------

     The following table sets forth certain information concerning the executive officers of the Company, as of September 20, 2001:

Name                          Age             Position with Registrant
----                          ---             ------------------------

Dan W. Evins                   66             Chairman of the Board

Michael A. Woodhouse           56             President & Chief Executive
                                              Officer of the Company and
                                              CEO of Cracker Barrel Old
                                              Country Store, Inc.

Lawrence E. White              51             Senior Vice President, Finance
                                              & Chief Financial Officer

James F. Blackstock            54             Senior Vice President,
                                              General Counsel and Secretary

Donald M. Turner               53             President and Chief Operating
                                              Officer of Cracker Barrel Old
                                              Country Store, Inc.

Peter W. Kehayes               44             President and Chief Operating
                                              Officer of Logan's Roadhouse, Inc.

     The following background material is provided for those executive officers who have been employed by the Registrant for less than five years:

     Prior to his employment with the Company in January 1999, Mr. Evins was Chairman of the Board and Chief Executive Officer of Cracker Barrel Old Country Store, Inc. since its founding in 1969. He continued to serve as CEO of Cracker Barrel Old Country Store, Inc. until August 2001.

     Prior to his employment with the Company in January 1999, Mr. Woodhouse was Senior Vice President of Finance and Chief Financial Officer of Cracker Barrel Old Country Store, Inc. since December 1995. He now also serves as CEO of Cracker Barrel Old Country Store, Inc.

     Prior to his employment with the Company in September 1999, Mr. White was Executive Vice President and Chief Financial Officer of Boston Chicken, Inc. from 1998 to 1999. Mr. White was Executive Vice President and Chief Financial Officer of El Chico Restaurants, Inc. from 1992 to 1998 and also served as its Chief Operating Officer during a period in 1994 and 1995.

     Mr. Blackstock served the Company as Vice President, General Counsel and Secretary from January 1999 to February 2000 when he was promoted to Senior Vice President. Prior to his employment with the Company in January 1999, Mr. Blackstock was Vice President, General Counsel and Secretary of Cracker Barrel Old Country Store, Inc. since June 1997. From 1993 to 1997 Mr. Blackstock served as Vice President, General Counsel and Secretary of TravelCenters of America, Inc.

     Mr. Turner returned to Cracker Barrel Old Country Store, Inc. in December 1999, serving as Executive Vice President and Chief Operations Officer until his promotion to President and Chief Operating Officer in August 2001. Prior to his return to Cracker Barrel Old Country Store, Inc. in November 1999, Mr. Turner was retired. Mr. Turner retired from Cracker Barrel Old Country Store, Inc. as Senior Vice President and Chief Operations Officer in 1993, prior to which he served in various capacities since 1976.

     Mr. Kehayes joined Logan's in August 1997, where he served as Senior Vice President of Operations from October 1997 until his promotion to President and Chief Operating Officer in April 2000. Prior to his employment with Logan's, Mr. Kehayes served as Senior Vice President of Operations of Cucina!Cucina! Inc. from June 1994 to August 1997 and Director of Regional Operations for Cooker Restaurant Corporation from June 1986 to June 1994.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market (National Market System) ("Nasdaq") under the symbol CBRL. There were 16,283 shareholders of record as of September 20, 2001.

     The table "Market Price and Dividend Information" on page 21 of the 2001 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The table "Selected Financial Data" on page 21 of the 2001 Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following portions of the 2001 Annual Report are incorporated herein by this reference:

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 25.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following portion of the 2001 Annual Report is incorporated herein by this reference:

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 and 25.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following portions of the 2001 Annual Report are incorporated herein by this reference:

     Consolidated Financial Statements and Independent Auditors' Report on pages 26 through 36.

     Quarterly Financial Data (Unaudited) on page 35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors of the Company is incorporated herein by this reference to the section entitled "Proposal 1: Election of Directors" in the 2001 Proxy Statement. The information required by this item with respect to executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by this reference to the sections entitled "Board of Directors and Committees" and "Executive Compensation" in the 2001 Proxy Statement. The matters labeled "Report of the Compensation and Stock Option Committee" and "Shareholder Return Performance Graph" shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by this reference to the section entitled "Stock Ownership of Management and Certain Beneficial Owners" in the 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by this reference to the section entitled "Certain Transactions" in the 2001 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

      A.  List of documents filed as part of this report:

          1. The following Financial Statements and the Report of Deloitte & Touche LLP on pages 26 through 36 of the 2001 Annual Report are incorporated herein by this reference:

             Independent Auditors' Report dated September 13, 2001

             Consolidated Balance Sheet as of August 3, 2001 and July 28, 2000

             Consolidated Statement of Income for each of the three fiscal years ended August 3, 2001, July 28, 2000 and July 30, 1999

             Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years ended August 3, 2001, July 28, 2000, and July 30, 1999

             Consolidated Statement of Cash Flows for each of the three fiscal years ended August 3, 2001, July 28, 2000 and July 30, 1999

             Notes to Consolidated Financial Statements

          2. The exhibits listed in the accompanying Index to Exhibits on pages 18 and 19 are filed as part of this annual report.

      B.  Reports on Form 8-K:

             There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended August 3, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cracker Barrel Old Country Store, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CBRL GROUP, INC.


By: /s/Michael A. Woodhouse                By: /s/Patrick A. Scruggs
    ------------------------------------       ---------------------------------
    Michael A. Woodhouse                       Patrick A. Scruggs
    President and CEO                          Assistant Treasurer
    (Principal Executive Officer)             (Principal Accounting Officer)

By: /s/Lawrence E. White
    ------------------------------------
    Lawrence E. White
    Senior Vice President, Finance and CFO
    (Principal Financial Officer)

Date:  October 12, 2001
     --------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/James C. Bradshaw
---------------------------------      ------------------------------
James C. Bradshaw, M.D., Director      Charles T. Lowe, Jr., Director

Date: October 12, 2001                 Date:
      ---------------------------           -------------------------

/s/Robert V. Dale                      /s/B.F. Lowery
---------------------------------      ------------------------------
Robert V. Dale, Director               B. F. Lowery, Director

Date: October 12, 2001                 Date:October 12, 2001
      ---------------------------           -------------------------

/s/Dan W. Evins                        /s/Gordon L. Miller
---------------------------------      ------------------------------
Dan W. Evins, Director                 Gordon L. Miller, Director

Date: October 12, 2001                 Date: October 12, 2001
      ---------------------------            ------------------------

/s/Edgar W. Evins
---------------------------------      ------------------------------
Edgar W. Evins, Director               Martha M. Mitchell, Director

Date: October 12, 2001                 Date:
     -----------------------------           ------------------------

/s/Robert C. Hilton                    /s/Jimmie D. White
----------------------------------     ------------------------------
Robert C. Hilton, Director             Jimmie D. White, Director

Date: October 12, 2001                 Date: October 12, 2001
      ----------------------------           ------------------------

/s/Charles E. Jones, Jr.               /s/Michael A. Woodhouse
---------------------------------      ------------------------------
Charles E. Jones, Jr., Director        Michael A. Woodhouse, Director

Date: October 12, 2001                 Date: October 12, 2001
      ---------------------------            ------------------------

                                INDEX TO EXHIBITS

Exhibit

3(I), 4(a)        Charter (1)

3(II), 4(b)       Bylaws (1)

4(c)              Shareholder Rights Agreement dated 9/7/1999 (2)

10(a) Credit Agreement dated 2/16/1999, relating to the $50,000,000 Term Loan and the $300,000,000 Revolving Credit Facility (3)

10(b)             First Amendment to Credit Agreement dated 7/29/1999 (3)

10(c)             Second Amendment to Credit Agreement dated 9/29/1999 (3)

10(d)             Third Amendment to Credit Agreement dated 2/29/2000 (4)

10(e)             Fourth Amendment to Credit Agreement dated 9/12/2001

10(f) Lease dated 8/27/1981 for lease of Macon, Georgia, store between Cracker Barrel Old Country Store, Inc. and B. F. Lowery, a director of the Company (5)

10(g)             The Company's 1987 Stock Option Plan, as amended (6)

10(h) The Company's Amended and Restated Stock Option Plan, as amended (3)

10(i) The Company's Non-Employee Director's Stock Option Plan, as amended (7)

10(j) The Company's Non-Qualified Savings Plan, effective 1/1/1996, as amended (6)

10(k)             The Company's Deferred Compensation Plan, effective 1/1/1994
                  (5)

10(l)             The Company's Executive Employment Agreement for Dan W. Evins
                  (8)

10(m)             Change-in-control Agreement for Dan W. Evins dated 10/8/1999
                  (3)

10(n)             Change-in-control Agreement for Michael A. Woodhouse dated
                  10/8/1999 (3)

10(o)             Change-in-control Agreement for Lawrence E. White dated
                  10/8/1999 (3)

10(p)             Change-in-control Agreement for James F. Blackstock dated
                  10/8/1999 (3)

10(q)             Change-in-control Agreement for Donald M. Turner dated
                  12/6/1999

10(r) Master Lease dated July 31, 2000 between Country Stores Property I, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 21 Cracker Barrel Old Country Store(R)sites (4)

10(s) Master Lease dated July 31, 2000 between Country Stores Property I, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 9 Cracker Barrel Old Country Store(R)sites*

10(t) Master Lease dated July 31, 2000 between Country Stores Property II, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 23 Cracker Barrel Old Country Store(R)sites*

10(u) Master Lease dated July 31, 2000 between Country Stores Property III, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 12 Cracker Barrel Old Country Store(R)sites*

13 Pertinent portions, incorporated by reference herein, of the Company's 2001 Annual Report to Shareholders

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

(4) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 28, 2000 (File No. 000-25225).

(5) Incorporated by reference to the Company's Registration Statement on Form S-7 under the Securities Act of 1933 (File No. 2-74266).

(6) Incorporated by reference to the Company's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-45482).

(7) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 2, 1991 (File No. 0-7536).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 28, 1989 (File No. 0-7536).