Form 10-Q
period 2001-11-02
CBRL GROUP INC
filed 2001-12-14
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    (Mark One)

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended November 2, 2001

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


                        55,385,108 Shares of Common Stock
                       Outstanding as of November 30, 2001

                                     PART I

Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                             November 2,   August 3,
                                                                2001         2001*
                                                                ----         ----
ASSETS
Current assets:
  Cash and cash equivalents                                  $   12,510   $   11,807
  Receivables                                                     9,845       10,201
  Inventories                                                   130,595      116,590
  Prepaid expenses                                               10,882       10,019
  Deferred income taxes                                           6,573        6,573
                                                             ----------   ----------
     Total current assets                                       170,405      155,190

Property and equipment - net                                    962,759      955,028
Goodwill - net                                                   92,882       92,882
Other assets                                                     10,808        9,772
                                                             ----------   ----------

Total assets                                                 $1,236,854   $1,212,872
                                                             ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $   62,270   $   64,939
  Accrued expenses                                              126,017      132,110
  Current maturities of long-term debt and other long-term
     obligations                                                    114          200
                                                             ----------   ----------
      Total current liabilities                                 188,401      197,249
                                                             ----------   ----------

Long-term debt                                                  135,000      125,000
                                                             ----------   ----------
Other long-term obligations                                      45,818       44,515
                                                             ----------   ----------

Shareholders' equity:
  Preferred stock - 100,000,000 shares of $.01 par
    value authorized, no shares issued                             --           --
  Common stock - 400,000,000 shares of $.01 par
    value authorized, at November 2, 2001, 55,251,347
    shares issued and outstanding and at August 3, 2001,
    55,026,846 shares issued and outstanding                        552          550
  Additional paid-in capital                                    150,951      149,073
  Retained earnings                                             716,132      696,485
                                                             ----------   ----------
    Total shareholders' equity                                  867,635      846,108
                                                             ----------   ----------

Total liabilities and shareholders' equity                   $1,236,854   $1,212,872
                                                             ==========   ==========

See notes to condensed consolidated financial statements.
(*) This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of August 3, 2001.

                                CBRL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Quarter Ended
                                                    ---------------------------
                                                    November 2,      October 27,
                                                       2001             2000
                                                       ----             ----
Net sales                                            $494,993         $467,064
Franchise fees and royalties                              220              191
                                                     --------         --------
  Total revenue                                       495,213          467,255

Cost of goods sold                                    163,200          156,072
                                                     --------         --------
Gross profit                                          332,013          311,183

Labor & other related expenses                        186,895          173,290
Other store operating expenses                         82,028           79,798
                                                     --------         --------
Store operating income                                 63,090           58,095

General and administrative                             30,734           26,630
Amortization of goodwill                                   --              998
                                                     --------         --------
Operating income                                       32,356           30,467

Interest expense                                        1,753            3,478
Interest income                                            --               19
                                                     --------         --------
Income before income taxes                             30,603           27,008

Provision for income taxes                             10,956           10,074
                                                     --------         --------
Net income                                           $ 19,647         $ 16,934
                                                     ========         ========

Net earnings per share:
      Basic                                          $    .36         $    .30
                                                     ========         ========
      Diluted                                        $    .35         $    .30
                                                     ========         ========

Weighted average shares:
      Basic                                            54,936           56,699
                                                     ========         ========
      Diluted                                          56,182           56,815
                                                     ========         ========

See notes to condensed consolidated financial statements.

                                CBRL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                         ------------------------
                                                         November 2,   October 27,
                                                            2001          2000
                                                            ----          ----
Cash flows from operating activities:
 Net income                                               $  19,647    $  16,934
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                           14,760       15,624
     Loss on disposition of property and equipment               33          533
 Changes in assets and liabilities:
     Inventories                                            (14,005)     (18,141)
     Accounts payable                                        (2,669)      (4,050)
     Other current assets and other current liabilities      (6,600)      (3,461)
     Other assets and other long-term liabilities               121        4,754
                                                          ---------    ---------
 Net cash provided by operating activities                   11,287       12,193
                                                          ---------    ---------

Cash flows from investing activities:
 Purchase of property and equipment                         (22,785)     (30,346)
 Proceeds from sale of property and equipment                   346      140,499
                                                          ---------    ---------
 Net cash (used in) provided by investing activities        (22,439)     110,153
                                                          ---------    ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                   145,000       85,000
 Principal payments under long-term debt and other
  long-term obligations                                    (135,025)    (211,759)
 Proceeds from exercise of stock options                     11,476          268
 Purchases and retirement of common stock                    (9,596)        --
                                                          ---------    ---------
 Net cash provided by (used in) financing activities         11,855     (126,491)
                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents            703       (4,145)

Cash and cash equivalents, beginning of period               11,807       13,865
                                                          ---------    ---------

Cash and cash equivalents, end of period                  $  12,510    $   9,720
                                                          =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the three months for:
    Interest                                              $   2,354    $   3,126
    Income taxes                                             13,535        9,151


See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands)

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

     The condensed consolidated balance sheet as of November 2, 2001 and the related condensed consolidated statements of income and cash flows for the quarters ended November 2, 2001 and October 27, 2000, have been prepared by CBRL Group, Inc. (the "Company") without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 3, 2001.

     Deloitte  &  Touche  LLP,  the  Company's  independent  accountants,   have
performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ------------

     The provision for income taxes for the three-month period ended November 2, 2001 has been computed based on management's estimate of the tax rate for the entire fiscal year of 35.8%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rates for the three-month period ended October 27, 2000 and for the entire fiscal year of 2001 were 37.3% and 41.8%, respectively.

3.  Seasonality
    -----------

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits although retail revenues historically have been seasonally higher between Thanksgiving and Christmas. Therefore, the results of operations for the quarter ended November 2, 2001 cannot be considered indicative of the operating results for the full fiscal year.

4.  Inventories
    -----------

    Inventories were comprised of the following at:

                                         November 2,          August 3,
                                            2001                2001
                                            ----                ----
         Retail                           $100,790            $ 87,445
         Restaurant                         16,049              15,853
         Supplies                           13,756              13,292
                                          --------            --------
            Total                         $130,595            $116,590
                                          ========            ========


5.  Earnings per Share and Weighted Average Shares
    ----------------------------------------------

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

                                            Quarter Ended
                                   -----------------------------------
                                   November 2,              October 27,
                                      2001                     2000
                                      ----                     ----
   Net sales:
     Restaurant                     $395,737                  $370,042
     Retail                           99,256                    97,022
                                    --------                  --------
       Total net sales              $494,993                  $467,064
                                    ========                  ========

8.  Recent Accounting Pronouncements Adopted
    ----------------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed.

     Effective August 4, 2001, the Company elected early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. The Company presently expects to conduct the initial test of the carrying value of its goodwill, as required by SFAS No. 142, during the second quarter of fiscal 2002, which ends February 1, 2002. In subsequent fiscal years, the Company will also conduct its annual assessment of the carrying value of its goodwill, as required by SFAS No. 142, during its second quarter. No such impairment losses were recorded upon the initial adoption of SFAS 142.

     In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective August 4, 2001. The pro forma effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share is as follows:

                                        First Quarter Ended     First Quarter Ended
                                          November 2, 2001        October 27, 2000
                                         ------------------      ------------------
Net income, as reported                      $19,647                   $16,934
Intangible amortization, net of $0 tax           ---                       998
Net income, pro forma                        $19,647                   $17,932

Basic earnings per share:
-------------------------
Net income, as reported                        $0.36                     $0.30
Intangible amortization, net of $0 tax           ---                      0.02
Net income, pro forma                          $0.36                     $0.32

Diluted earnings per share:
---------------------------
Net income, as reported                        $0.35                     $0.30
Intangible amortization, net of $0 tax           ---                      0.02
Net income, pro forma                          $0.35                     $0.32

9.  Impairment of Long-lived Assets
    -------------------------------

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying amounts of assets on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of such asset and the expected proceeds upon sale of the asset less its carrying amount. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell. The Company had no impairment loss recorded for the quarters ended November 2, 2001 and October 27, 2000.

10.  Litigation
     ----------

     As more fully discussed in Note 10 to the Consolidated Financial Statements for the fiscal year ended August 3, 2001 contained in the Company's Annual Report on Form 10-K filed on October 12, 2001, the Company's Cracker Barrel Old Country Store, Inc. subsidiary is a defendant in two pending lawsuits, one of which has been provisionally certified as a class action. The Company believes it has substantial defenses in these actions and is defending each of them vigorously. Included in the consolidated financial statements is an accrued expense of $3,500 for potential liability with respect to one of these lawsuits. There has been no material development in either of these two lawsuits during the quarter ended November 2, 2001.

     In addition, the Company was informed on December 11, 2001 that the lawyers representing the plaintiffs in the cases described in the preceding paragraph intended to file a new lawsuit against the Company's Cracker Barrel Old Country Store, Inc. subsidiary alleging racial discrimination in public accommodations. Cracker Barrel Old Country Store, Inc. believes such claims are unfounded and that it would have substantial defenses to any such claims made. Accordingly, it intends to defend this new case vigorously. Because this case has not even been formally served to date, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements of the Company. In the event of an unfavorable outcome in any of these cases, the Company's results of operations, financial position and liquidity could be materially and adversely affected.

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

     The Company's policy has been to manage interest cost using a mix of fixed and variable rate debt. The Company has accomplished this objective through the use of interest rate swaps and/or sale-leaseback transactions. In an interest rate swap, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional amount. In a sale-leaseback transaction, the Company finances its operating facilities by selling them to a third party and then leasing them back under a long-term operating lease at fixed terms. See Note 12 to the Consolidated Financial Statements for the fiscal year ended August 3, 2001 contained in the Company's Annual Report on Form 10-K filed on October 12, 2001.

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

     Upon adoption of SFAS Nos. 133, 137 and 138 on July 29, 2000 and at November 2, 2001, the Company had no derivative financial instruments that required hedge accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except dollar amounts per share. The following discussion and analysis provides information which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated
financial   statements  and  notes  thereto.   Except  for  specific  historical
information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "plans", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative of each of these terms) or similar terminology. Factors which will affect actual results include, but are not limited to: adverse general economic conditions including uncertain consumer confidence effects on sales during the Company's important Christmas retail-selling season; the actual results of pending or threatened litigation; the effects of negative publicity; commodity, group health and utility price increases; the effects of plans intended to improve operational execution and performance; the effects of increased competition at company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; the ability of the Company to identify successful new lines of retail merchandise; the availability and costs of acceptable sites for development; adverse weather conditions; the acceptance of the Company's concepts as the Company continues to expand into new markets and geographic regions; changes in interest rates affecting the Company's financing costs; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety, pensions, taxes and insurance; practical or psychological effects of terrorist acts or military responses; other undeterminable areas of government actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission and press releases, and other communications.

Results of Operations

     The   following   table   highlights   operating   results  by   percentage
relationships to total revenue for the quarter ended November 2, 2001 as compared to the same period a year ago:

                                              Quarter Ended
                                       ----------------------------
                                       November 2,       October 27,
                                          2001              2000
                                          ----              ----
Net sales                                100.0%            100.0%
Franchise fees and royalties                --                --
                                         -----             -----
  Total revenue                          100.0             100.0

Cost of goods sold                        33.0              33.4
                                         -----             -----
Gross profit                              67.0              66.6

Labor & other related expenses            37.7              37.1
Other store operating expenses            16.6              17.1
                                         -----             -----
Store operating income                    12.7              12.4

General and administrative                 6.2               5.7
Amortization of goodwill                    --               0.2
                                         -----             -----
Operating income                           6.5               6.5

Interest expense                           0.3               0.7
Interest income                             --                --
                                         -----             -----
Income before income taxes                 6.2               5.8

Provision for income taxes                 2.2               2.2
                                         -----             -----

Net income                                 4.0%              3.6%
                                         =====             =====


                     Average Comparable Store Sales Analysis

                                                  Quarter Ended

                                         -------------------------------
                                         November 2,         October 27,
                                            2001                2000
                                            ----                ----
       Cracker Barrel (414 stores)
          Net sales:
            Restaurant                    $  775.3              $740.0
            Retail                           226.1               223.4
                                          --------             -------
              Total net sales             $1,001.4              $963.4
                                          ========              ======

       Logan's (59 restaurants)           $  732.2              $719.9
                                          ========              ======

Total Revenue
-------------

     Total revenue for the first quarter of fiscal 2002 increased 6.0% compared to last year's first quarter. At the Cracker Barrel Old Country Store ("Cracker Barrel") concept, comparable store restaurant sales increased 4.8% and comparable retail sales increased 1.2%, for a combined comparable store sales (total net sales) increase of 3.9%. The comparable store restaurant sales increase consisted of a 3.2% average check increase for the quarter and a 1.6% guest traffic increase. Comparable store retail sales increased primarily due to the increase in restaurant guest traffic. At the Logan's Roadhouse ("Logan's") concept, comparable store sales increased 1.7%, which consisted of a 0.3% average check increase and a 1.4% guest traffic increase. Sales from new Cracker Barrel and Logan's stores primarily accounted for the balance of the total revenue increase in the first quarter, partly offset by loss of revenues associated with the closing of four Cracker Barrel units and three Logan's units and exiting the Carmine Giardini's restaurant and gourmet market business at the end of fiscal 2001.

Cost of Goods Sold
------------------

     Cost of goods sold as a percentage of total revenue for the first quarter of fiscal 20021 decreased to 33.0% from 33.4% in the first quarter of last year. This decrease was primarily due to a lower mix of retail sales as a percent of total revenues (retail has a higher cost of goods sold than restaurant), higher menu pricing, improvements in Cracker Barrel store-level execution, higher initial mark-ons of retail merchandise and lower retail freight costs. These decreases were partially offset by higher beef, rib, butter, orange juice and potato prices versus the prior year.

Labor and Other Related Expenses
--------------------------------

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 37.7% in the first quarter this year from 37.1% last year. This increase was primarily due to increases in Cracker Barrel's store manager staffing and wages, increased payouts under the Cracker Barrel store-level bonus program, increased group health costs, increased workers' compensation costs and hourly wage inflation. These increases were partially offset by higher menu pricing and improved volume.

Other Store Operating Expenses
------------------------------

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent and depreciation. Other store operating expenses as a percentage of total revenue decreased to 16.6% in the first quarter of fiscal 2002 from 17.1% in the first quarter of last year. This decrease was primarily due to lower advertising spending at Cracker Barrel compared to a year ago, higher menu pricing and improved volume partially offset by higher utility costs versus the prior year.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses as a percentage of total revenue increased to 6.2% in the first quarter of fiscal 2002 from 5.7% in the first quarter of last year. This increase was primarily due to bonus accruals reflective of performance improvements, various staffing and infrastructure changes not in place a year ago and higher costs for store manager conferences versus a year ago partially offset by higher menu pricing and improved volume.

Interest Expense
----------------

     Interest expense decreased to $1,753 in the first quarter of fiscal 2002 from $3,478 in the first quarter of last year. The decrease primarily resulted from lower average interest rates and outstanding debt during the first quarter as compared to last year.

Interest Income
---------------

     Interest income decreased to $0 in the first quarter of fiscal 2002 from $19 in the first quarter of last year. The decrease was primarily due to lower average funds available for investment during the first quarter as compared to last year.

Provision for Income Taxes
--------------------------

     The provision for income taxes as a percent of pre-tax income decreased to 35.8% in the first quarter of fiscal 2002 from 37.3% during the same period a year ago. The decrease in tax rate was primarily due to the Company no longer amortizing goodwill upon its adoption of SFAS No. 142 in the first quarter of fiscal 2002. See Note 8 to the Condensed Consolidated Financial Statements.

Impact of Recent Accounting Pronouncements Not Yet Adopted
----------------------------------------------------------

     In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record obligations associated with the retirement of a tangible long-lived asset as a liability upon incurring those obligations, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the entity amortizes the liability to its present value each period, and the entity depreciates the capitalized cost over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Upon adoption, an entity will use a cumulative-effect approach to recognize transition amounts for existing ARO liabilities, asset retirement costs, and accumulated depreciation. All transition amounts are to be measured using current information known as of the adoption date, including current assumptions and current interest rates. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002 and earlier application is encouraged. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities provided net cash of $11,287 for the three-month period ended November 2, 2001. Most of this cash was provided by net income adjusted for depreciation and amortization. Increases in inventories and other assets and decreases in accounts payable and other current liabilities were partially offset by decreases in other current assets and increases in other long-term obligations.

     Capital expenditures were $22,785 for the three-month period ended November 2, 2001. Construction of new stores and land purchases accounted for substantially all of these expenditures. Capitalized interest was $110 for the quarter ended November 2, 2001 as compared to $322 for the quarter ended October 27, 2000. This difference was primarily due to lower borrowing costs as compared to a year ago.

     The Company's internally generated cash, along with cash at August 3, 2001 and the Company's available revolver, were sufficient to finance all of its growth in the first three months of fiscal 2002.

     The Company estimates that its capital expenditures for fiscal 2002 will be approximately $100,000 to $105,000, substantially all of which will be related to the construction of 20 new Cracker Barrel stores and nine new Logan's restaurants. On September 12, 2001, the Company reduced its entire bank credit facility to $250,000 from $350,000 and converted its $50,000 term loan into a revolving loan.

     On September 17, 2001, the Company announced that the Board of Directors had authorized the repurchase of up to 3 million shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. During the first quarter, the Company repurchased 484,200 shares of its common stock for total consideration of $9,596 or $19.82 per share. The Company presently expects to complete this share repurchase authorization during fiscal 2002.

     Management believes that cash at November 2, 2001, along with cash generated from the Company's operating activities and its available revolving credit facility, will be sufficient to finance its continued operations, its remaining share repurchase authorization and its continued expansion plans through fiscal 2003. At November 2, 2001, the Company had $115,000 available under its revolving credit facility. The Company estimates that it will generate excess cash of approximately $60,000 after capital expenditures in fiscal 2002 which it intends to apply toward its current share repurchase authorization. The Company's principal criteria for share repurchases are that they be accretive to earnings per share and that they do not unfavorably affect the Company's investment grade debt rating.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 2001, and filed with the Commission on October 12, 2001, is incorporated in this item of this report by this reference.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of November 2, 2001, and the related condensed consolidated statements of income and cash flows for the quarters ended November 2, 2001 and October 27, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of August 3, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 13, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 3, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
December 12, 2001

                                     PART II


Item 1.     Legal Proceedings
            -----------------

                  Part I, Item 3 of the Company's Annual Report on Form 10-K filed October 12, 2001, is incorporated in this Form 10-Q by this reference. See also Note 10 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item I of this Quarterly Report on Form 10-Q, which also is incorporated in this item of this report by this reference.


Item 2.     Changes in Securities
            ---------------------

                  None.


Item 3.     Defaults Upon Senior Securities
            -------------------------------

                  None.


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            (a) The Annual Meeting of shareholders was held on November 27, 2001.

            (b) Proxies for the meeting were solicited in accordance with Regulation 14 of the Securities Exchange Act of 1934: there was no solicitation in opposition to management's nominees and all of management's nominees were elected. Each director is elected to serve for a 1-year term.

            (c) The following sets forth the results of voting on each matter at the annual meeting:

                  Proposal 1 - Election of Directors.
                                                                     WITHHOLD
                                                  FOR                AUTHORITY
                                                  ---                ---------
                  Robert V. Dale               48,712,845            1,950,664
                  Dan W. Evins                 47,584,162            3,079,347
                  Edgar W. Evins               47,554,737            3,108,772
                  Robert C. Hilton             48,714,752            1,948,757
                  Charles E. Jones, Jr.        47,033,844            3,629,665
                  Charles T. Lowe, Jr.         48,680,013            1,983,496
                  B. F. Lowery                 47,001,488            3,662,021
                  Gordon L. Miller             48,674,686            1,988,823
                  Martha M. Mitchell           47,025,431            3,638,078
                  Jimmie D. White              48,160,142            2,503,367
                  Michael A. Woodhouse         48,706,300            1,957,209

                  Proposal 2 - To approve the selection of Deloitte and Touche LLP as the Company's independent auditors for the 2002 fiscal year.

                  Votes cast for               49,675,883
                  Votes cast against              911,157
                  Votes cast to abstain            76,469

                  Proposal 3 - To consider and take action on a shareholder proposal, requesting that the Board of Directors implement non-discriminatory policies relating to sexual orientation.

                  Votes cast for                6,506,144
                  Votes cast against           29,953,636
                  Votes cast to abstain         2,838,430
                  Broker non-votes             11,365,299

Item 5.     Other Information
            -----------------

                  None.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a) The following exhibits are filed pursuant to Item 601 of Regulation S-K

                  (15)Letter regarding unaudited financial information.

            (b) On September 13, 2001, the Company filed a Current Report on Form 8-K, Item 5 to report the Company's quarterly and fiscal year end results and the Company's comments on current trends and earnings targets for fiscal 2002, all as had been announced concurrently by a press release.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date:  12/12/01       By /s/Lawrence E. White
      ----------         ------------------------------------------------
                         Lawrence E. White, Senior Vice President/Finance
                           and Chief Financial Officer


Date:  12/12/01       By /s/Patrick A. Scruggs
      ----------         ------------------------------------------------
                         Patrick A. Scruggs, Assistant Treasurer

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

15                         Letter regarding unaudited financial information