Form 10-Q
period 2002-02-02
CBRL GROUP INC
filed 2002-03-08
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                   (Mark One)

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended February 1, 2002

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Transition Period from ________ to _______.

                        Commission file number 000-25225

                                CBRL GROUP, INC.
                          (Exact Name of Registrant as
                            Specified in Its Charter)

           Tennessee                                            62-1749513
--------------------------------                            ------------------
(State or Other Jurisdiction                                (IRS Employer
of Incorporation or Organization)                           Identification No.)

                          Hartmann Drive, P. O. Box 787
                          Lebanon, Tennessee 37088-0787
                          -----------------------------
                    (Address of Principal Executive Offices)

                                  615-444-5533
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


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


                        55,657,809 Shares of Common Stock
                         Outstanding as of March 1, 2002

                                                                PART I

Item 1. Financial Statements

                                                           CBRL GROUP, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                   (In thousands, except share data)
                                                              (Unaudited)


                                                                                                  February 1,    August 3,
                                                                                                     2002          2001*
                                                                                                     ----          -----
ASSETS
Current assets:
  Cash and cash equivalents                                                                       $   18,173    $   11,807
  Receivables                                                                                          9,128        10,201
  Inventories                                                                                        108,994       116,590
  Prepaid expenses                                                                                    10,461        10,019
  Deferred income taxes                                                                                6,573         6,573
                                                                                                  ----------    ----------
     Total current assets                                                                            153,329       155,190

Property and equipment - net                                                                         969,711       955,028
Goodwill - net                                                                                        92,882        92,882
Other assets                                                                                          10,712         9,772
                                                                                                  ----------    ----------

Total assets                                                                                      $1,226,634    $1,212,872
                                                                                                  ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                $   47,672    $   64,939
  Accrued expenses                                                                                   120,083       132,110
  Current maturities of long-term debt and other long-term
     obligations                                                                                         105           200
                                                                                                  ----------    ----------
      Total current liabilities                                                                      167,860       197,249
                                                                                                  ----------    ----------

Long-term debt                                                                                       135,000       125,000
                                                                                                  ----------    ----------
Other long-term obligations                                                                           46,239        44,515
                                                                                                  ----------    ----------

Shareholders' equity:
  Preferred stock - 100,000,000 shares of $.01 par
    value authorized, no shares issued                                                                    --            --
  Common stock - 400,000,000 shares of $.01 par
    value authorized, at February 1, 2002, 55,431,802
    shares issued and outstanding and at August 3, 2001,
    55,026,846 shares issued and outstanding                                                             554           550
  Additional paid-in capital                                                                         140,880       149,073
  Retained earnings                                                                                  736,101       696,485
                                                                                                  ----------    ----------
    Total shareholders' equity                                                                       877,535       846,108
                                                                                                  ----------    ----------

Total liabilities and shareholders' equity                                                        $1,226,634    $1,212,872
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

                                CBRL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                      Quarter Ended            Six Months Ended
                                 ------------------------  ------------------------
                                 February 1,  January 26,  February 1,  January 26,
                                    2002         2001         2002         2001
                                    ----         ----         ----         ----

Net sales                        $  522,240   $  484,093   $1,017,233   $  951,157
Franchise fees and royalties            262          174          482          365
                                 ----------   ----------   ----------   ----------
  Total revenue                     522,502      484,267    1,017,715      951,522

Cost of goods sold                  181,732      174,539      344,932      330,611
                                 ----------   ----------   ----------   ----------
Gross profit                        340,770      309,728      672,783      620,911

Labor & other related expenses      191,308      173,728      378,203      347,018
Other store operating expenses       87,204       83,756      169,232      163,554
                                 ----------   ----------   ----------   ----------
Store operating income               62,258       52,244      125,348      110,339

General and administrative           28,014       23,969       58,748       50,599
Amortization of goodwill               --            999         --          1,997
                                 ----------   ----------   ----------   ----------
Operating income                     34,244       27,276       66,600       57,743

Interest expense                      1,328        3,298        3,081        6,776
Interest income                        --             35         --             54
                                 ----------   ----------   ----------   ----------
Income before income taxes           32,916       24,013       63,519       51,021

Provision for income taxes           11,784        8,957       22,740       19,031
                                 ----------   ----------   ----------   ----------
Net income                       $   21,132   $   15,056   $   40,779   $   31,990
                                 ==========   ==========   ==========   ==========

Net earnings per share:
      Basic                      $      .38   $      .27   $      .74   $      .56
                                 ==========   ==========   ==========   ==========
      Diluted                    $      .37   $      .26   $      .72   $      .56
                                 ==========   ==========   ==========   ==========

Weighted average shares:
      Basic                          55,498       56,633       55,217       56,666
                                 ==========   ==========   ==========   ==========
      Diluted                        57,595       57,600       56,888       57,215
                                 ==========   ==========   ==========   ==========

 See notes to condensed consolidated financial statements.

                                CBRL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Six Months Ended
                                                         -------------------------
                                                         February 1,   January 26,
                                                            2002          2001
                                                            ----          ----
Cash flows from operating activities:
 Net income                                               $  40,779    $  31,990
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                           30,019       31,638
     Gain on disposition of property and equipment              (84)          (8)
 Changes in assets and liabilities:
     Inventories                                              7,596         (373)
     Accounts payable                                       (17,267)      (5,212)
     Other current assets and other current liabilities     (11,396)      (9,268)
     Other assets and other long-term liabilities               566        5,195
                                                          ---------    ---------
 Net cash provided by operating activities                   50,213       53,962
                                                          ---------    ---------

Cash flows from investing activities:
 Purchase of property and equipment                         (45,781)     (55,009)
 Proceeds from sale of property and equipment                 1,336      141,366
                                                          ---------    ---------
 Net cash (used in) provided by investing activities        (44,445)      86,357
                                                          ---------    ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                   273,600      171,500
 Principal payments under long-term debt and other
  long-term obligations                                    (263,650)    (307,618)
 Proceeds from exercise of stock options                     35,950        3,436
 Purchases and retirement of common stock                   (44,139)     (10,852)
 Dividends on common stock                                   (1,163)      (1,185)
                                                          ---------    ---------
 Net cash provided by (used in) financing activities            598     (144,719)
                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents          6,366       (4,400)

Cash and cash equivalents, beginning of period               11,807       13,865
                                                          ---------    ---------

Cash and cash equivalents, end of period                  $  18,173    $   9,465
                                                          =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the six months for:
    Interest                                              $   3,625    $   7,003
    Income taxes                                             32,146       28,707


See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands)

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

     The condensed consolidated balance sheet as of February 1, 2002 and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended February 1, 2002 and January 26, 2001, have been prepared by CBRL Group, Inc. and subsidiaries (the "Company") without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

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

2.  Income Taxes
    ------------

     The provision for income taxes for the six-month period ended February 1, 2002 has been computed based on management's estimate of the tax rate for the entire fiscal year of 35.8%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rates for the six-month period ended January 26, 2001 and for the entire fiscal year of 2001 were 37.3% and 41.8%, respectively.

3.  Seasonality
    -----------

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the end of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits although retail revenues historically have been seasonally higher between Thanksgiving and Christmas. Therefore, the results of operations for the quarter and six-month period ended February 1, 2002 cannot be considered indicative of the operating results for the full fiscal year.

4.  Inventories
    -----------

     Inventories were comprised of the following at:

                                      February 1,    August 3,
                                         2002          2001
                                         ----          ----
          Retail                       $ 78,612      $ 87,445
          Restaurant                     15,520        15,853
          Supplies                       14,862        13,292
                                       --------      --------
             Total                     $108,994      $116,590
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


                                 Quarter Ended            Six Months Ended
                            -----------------------   ------------------------
                            February 1,  January 26,  February 1,  January 26,
                               2002         2001         2002         2001
                               ----         ----         ----         ----
Net sales:
  Restaurant                $  391,176   $  354,403   $  786,913   $  724,445
  Retail                       131,064      129,690      230,320      226,712
                            ----------   ----------   ----------   ----------
    Total net sales         $  522,240   $  484,093   $1,017,233   $  951,157
                            ==========   ==========   ==========   ==========

8.  Recent Accounting Pronouncements Adopted
    ----------------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed.

     Effective August 4, 2001, the Company elected early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. The Company conducted the initial test of the carrying value of its goodwill, as required by SFAS No. 142, during the second quarter of fiscal 2002, which ended February 1, 2002, and concluded that there was no current indication of impairment to goodwill. In subsequent fiscal years, the Company will also conduct its annual assessment of the carrying value of its goodwill, as required by SFAS No. 142, during its second quarter.

     In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective August 4, 2001. The pro forma effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share is as follows:

                          Second Quarter Ended    Second Quarter Ended    Six Months Ended     Six Months Ended
                            February 1, 2002        January 26, 2001      February 1, 2002     January 26, 2001
                            ----------------        ----------------      ---------------      ----------------
Net income, as reported          $21,132                 $15,056               $40,779             $31,990
Intangible amortization,
  net of $0 tax                       --                     999                    --               1,997
                                 -------                 -------               -------             -------
Net income, pro forma            $21,132                 $16,055               $40,779             $33,987
                                 =======                 =======               =======             =======

Basic earnings per share:
Net income, as reported          $   .38                 $   .27               $   .74             $   .56
Intangible amortization,
  net of $0 tax                       --                     .01                    --                 .04
                                 -------                 -------               -------             -------
Net income, pro forma            $   .38                 $   .28               $   .74             $   .60
                                 =======                 =======               =======             =======

Diluted earnings per share:
Net income, as reported          $  .37                  $   .26               $   .72             $   .56
Intangible amortization,
  net of $0 tax                      --                      .02                    --                 .03
                                 ------                  -------               -------             -------
Net income, pro forma            $  .37                  $   .28               $   .72             $   .59
                                 ======                  =======               =======             =======

9.  Impairment of Long-lived Assets
    -------------------------------

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying amounts of assets on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of such asset and the expected proceeds upon sale of the asset less its carrying amount. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell. The Company had no impairment loss recorded for the quarters or six-month periods ended February 1, 2002 and January 26, 2001.

10.  Litigation
     ----------

     As is more fully discussed in Note 10 to the Consolidated Financial Statements for the fiscal year ended August 3, 2001 contained in the Company's Annual Report on Form 10-K filed on October 12, 2001, the Company's Cracker
Barrel Old Country Store, Inc. subsidiary is a defendant in two pending lawsuits, one of which has been provisionally certified as a class action. The Company believes it has substantial defenses in these actions and is defending each of them vigorously. The Company has recorded a provision of $3,500 in the consolidated financial statements in the fourth quarter of fiscal 2001 with respect to one of these lawsuits. There has been no material development in either of these lawsuits during the quarter ended February 1, 2002.

     In addition, the Company was informed on December 11, 2001 that the lawyers representing the plaintiffs in the cases described in the preceding paragraph intend to file two new lawsuits against the Company's subsidiary Cracker Barrel Old Country Store, Inc., one alleging additional wage and hour claims, the other alleging racial discrimination in public accommodations. Cracker Barrel Old Country Store, Inc. believes such claims are unfounded and that it would have substantial defenses to any such claims made. Accordingly, it intends to defend these potential new claims vigorously. Because neither claim has been formally served to date, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these claims can be determined at this time. Accordingly, no provision for any potential liability has been made in the consolidated financial statements of the Company. In the event of an unfavorable outcome in any of these cases or potential claims, the Company's results of operations, financial position and liquidity could be materially and adversely affected.

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

     Upon adoption of SFAS Nos. 133, 137 and 138 on July 29, 2000 and through February 1, 2002, the Company had no derivative financial instruments that required hedge accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except dollar amounts per share. The following discussion and analysis provides information which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated
financial   statements  and  notes  thereto.   Except  for  specific  historical
information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "plans", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative of each of these terms) or similar terminology. Factors which will affect actual results include, but are not limited to: adverse general economic conditions including uncertain consumer confidence effects on sales; the actual results of pending or threatened litigation; the effects of negative publicity; adverse weather conditions; commodity, workers' compensation, group health and utility price increases; the effects of plans intended to improve operational execution and performance; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; the ability of the Company to identify successful new lines of retail merchandise; the availability and costs of acceptable sites for development; the acceptance of the Company's concepts as the Company continues to expand into new markets and geographic regions; changes in interest rates affecting the
Company's financing costs; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety, pensions, taxes and insurance; practical or psychological effects of terrorist acts or military responses; other undeterminable areas of government actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission and press releases, and other communications.

Results of Operations

          The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended February 1, 2002 as compared to the same periods a year ago:

                                                 Quarter Ended               Six Months Ended
                                            -----------------------      -----------------------
                                            February 1,  January 26,     February 1,  January 26,
                                               2002         2001            2002         2001
                                               ----         ----            ----         ----
Net sales                                     100.0%       100.0%          100.0%       100.0%
Franchise fees and royalties                     --           --              --           --
                                              -----        -----           -----        -----

  Total revenue                               100.0        100.0           100.0        100.0

Cost of goods sold                             34.8         36.0            33.9         34.7
                                              -----        -----           -----        -----
Gross profit                                   65.2         64.0            66.1         65.3

Labor & other related expenses                 36.6         35.9            37.2         36.5
Other store operating expenses                 16.7         17.3            16.6         17.2
                                              -----        -----           -----        -----
Store operating income                         11.9         10.8            12.3         11.6

General and administrative                      5.4          5.0             5.8          5.3
Amortization of goodwill                         --          0.2              --          0.2
                                              -----        -----           -----        -----

Operating income                                6.5          5.6             6.5          6.1

Interest expense                                0.2          0.7             0.3          0.7
Interest income                                  --           --              --           --
                                              -----        -----           -----        -----

Income before income taxes                      6.3          4.9             6.2          5.4

Provision for income taxes                      2.3          1.8             2.2          2.0
                                              -----        -----           -----        -----

Net income                                      4.0%         3.1%            4.0%         3.4%
                                              =====        =====           =====        =====

                                              Average Comparable Store Sales Analysis


                                              Quarter Ended              Six Months Ended
                                         -----------------------      -----------------------
                                         February 1,  January 26,     February 1,  January 26,
                                            2002         2001            2002         2001
                                            ----         ----            ----         ----
 Cracker Barrel (422 and 414 stores
 for the quarter and six
 months, respectively)
    Net sales:
      Restaurant                          $  747.6      $ 693.2         $1,523.8     $1,433.8
      Retail                                 295.6        283.4            521.6        506.6
                                          --------      -------         --------     --------
        Total net sales                   $1,043.2      $ 976.6         $2,045.4     $1,940.4
                                          ========      =======         ========     ========

 Logan's (61 and 59 restaurants for       $  732.4      $ 707.1         $1,467.9     $1,430.7
                                          ========      =======         ========     ========
 the quarter and six months,
 respectively)


Total Revenue
-------------
     Total revenue for the second quarter of fiscal 2002 increased 7.9% compared to last year's second quarter. At the Cracker Barrel Old Country Store ("Cracker Barrel") concept, comparable store restaurant sales increased 7.8% and comparable retail sales increased 4.3%, for a combined comparable store sales (total net sales) increase of 6.8%. The comparable store restaurant sales increase consisted of a 2.7% average check increase for the quarter and a 5.1% guest traffic increase. Comparable store retail sales increased primarily due to the increase in restaurant guest traffic. At the Logan's Roadhouse ("Logan's") concept, comparable store sales increased 3.6%, which consisted of a 0.1% average check increase and a 3.5% guest traffic increase. Sales from new Cracker Barrel and Logan's stores primarily accounted for the balance of the total revenue increase in the second quarter, partly offset by loss of revenues associated with the closing of four Cracker Barrel units and three Logan's units and exiting the Carmine Giardini's restaurant and gourmet market business at the end of fiscal 2001.

     Total revenue for the six-month period ended February 1, 2002, increased 7.0% compared to the six-month period ended January 26, 2001. At the Cracker Barrel concept, comparable store restaurant sales increased 6.3% and comparable retail sales increased 3.0%, for a combined comparable store sales (total net sales) increase of 5.4%. The comparable store restaurant sales increase consisted of a 3.1% average check increase for the six months and a 3.2% guest traffic increase. Comparable store retail sales increased primarily due to the increase in restaurant guest traffic. At the Logan's concept, comparable store sales increased 2.6%, which consisted of a 0.2% average check increase and a 2.4% guest traffic increase. Sales from new Cracker Barrel and Logan's stores primarily accounted for the balance of the total revenue increase in the six-month period ended February 1, 2002, partly offset by loss of revenues associated with the closing of four Cracker Barrel units and three Logan's units and exiting the Carmine Giardini's restaurant and gourmet market business at the end of fiscal 2001.

Cost of Goods Sold
------------------

     Cost of goods sold as a percentage of total revenue for the second quarter of fiscal 2002 decreased to 34.8% from 36.0% in the second quarter of last year. This decrease was primarily due to a lower mix of retail sales as a percent of total revenues (retail has a higher cost of goods sold than restaurant), higher average check, improvements in Cracker Barrel store-level execution, higher initial mark-ons and lower butter and egg prices. These decreases were partially offset by higher potato prices and higher markdowns of retail merchandise versus the prior year.

     Cost of goods sold as a percentage of total revenue for the six-month period ended February 1, 2002, decreased to 33.9% from 34.7% in the six-month period ended January 26, 2001. This decrease was primarily due to a lower mix of retail sales as a percent of total revenues (retail has a higher cost of goods sold than restaurant), higher average check, improvements in Cracker Barrel store-level execution and higher initial mark-ons. These decreases were partially offset by higher beef, rib, butter, cheese and potato prices and higher markdowns of retail merchandise versus the prior year.

Labor and Other Related Expenses
--------------------------------

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 36.6% in the second quarter this year from 35.9% last year. This increase was primarily due to increases in wages, increases under the store-level bonus programs, and increases in workers' compensation costs. These increased workers' compensation costs reflect higher than expected claims cost development (as determined annually by an independent actuarial evaluation) from claims incurred in prior fiscal years. The Company does not expect this increased workers' compensation claims development trend to continue. These increases were partially offset by higher average check, improved volume and lower group health costs.

     Labor and other related expenses as a percentage of total revenue increased to 37.2% in the six-month period ended February 1, 2002 from 36.5% in the six-month period ended January 26, 2001. This increase was primarily due to increases in wages, increases under the store-level bonus programs and increases in workers' compensation costs. These increased workers' compensation costs reflect higher than expected claims cost development (as determined annually by an independent actuarial evaluation) from claims incurred in prior fiscal years. The Company does not expect this increased workers' compensation claims development to continue to the same degree. These increases were partially offset by higher average check and improved volume.

Other Store Operating Expenses
------------------------------

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent and depreciation. Other store operating expenses as a percentage of total revenue decreased to 16.7% in the second quarter of fiscal 2002 from 17.3% in the second quarter of last year. This decrease was primarily due to lower utility costs and operating supplies versus the prior year, lower advertising spending at Cracker Barrel compared to a year ago, higher average check and improved volume partially offset by higher general liability insurance costs versus the prior year.

     Other store operating expenses as a percentage of total revenue decreased to 16.6% in the six-month period ended February 1, 2002 from 17.2% in the six-month period ended January 26, 2001. This decrease was primarily due to lower utility costs versus the prior year, lower advertising spending at Cracker Barrel compared to a year ago, higher average check and improved volume partially offset by higher general liability insurance costs versus the prior year.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses as a percentage of total revenue increased to 5.4% in the second quarter of fiscal 2002 from 5.0% in the second quarter of last year. This increase was primarily due to bonus accruals reflective of performance improvements and various staffing and infrastructure changes not in place a year ago partially offset by higher average check and improved volume.

     General and administrative expenses as a percentage of total revenue increased to 5.8% in the six-month period ended February 1, 2002 from 5.3% in the six-month period ended January 26, 2001. This increase was primarily due to bonus accruals reflective of performance improvements and various staffing and infrastructure changes not in place a year ago partially offset by higher average check and improved volume.

Interest Expense
----------------
     Interest expense decreased to $1,328 in the second quarter of fiscal 2002 from $3,298 in the first quarter of last year. The decrease primarily resulted from lower average interest rates and lower average outstanding debt during the second quarter as compared to last year.

     Interest expense decreased to $3,081 in the six-month period ended February 1, 2002 from $6,776 in the six-month period ended January 26, 2001. The decrease primarily resulted from lower average interest rates and lower average outstanding debt during the six-month period ended February 1, 2002 as compared to the same period last year.

Interest Income
---------------

     Interest income decreased to $0 in the second quarter of fiscal 2002 from $35 in the second quarter of last year. The decrease was primarily due to no funds available for investment during the second quarter as compared to last year.

     Interest income decreased to $0 in the six-month period ended February 1, 2002 from $54 in the six-month period ended January 26, 2001. The decrease was primarily due to no funds available for investment during the six-month period ended February 1, 2002 as compared to the same period last year.

Provision for Income Taxes
--------------------------

     The provision for income taxes as a percent of pre-tax income decreased to 35.8% in the first six months of fiscal 2002 from 37.3% during the same period a year ago. The decrease in tax rate was primarily due to the Company no longer amortizing goodwill upon its adoption of SFAS No. 142 on August 4, 2001, in the first quarter of fiscal 2002. See Note 8 to the Condensed Consolidated Financial Statements.

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

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities provided net cash of $50,213 for the six-month period ended February 1, 2002. Most of this cash was provided by net income adjusted for depreciation and amortization. Increases in other assets and decreases in accounts payable and other current liabilities were partially offset by decreases in inventories and other current assets and increases in other long-term obligations.

     Capital expenditures were $45,781 for the six-month period ended February 1, 2002. Construction of new stores and land purchases accounted for substantially all of these expenditures. Capitalized interest was $87 and $197 for the quarter and six-month period ended February 1, 2002 as compared to $261 and $583 for the quarter and six-month period ended January 26, 2001. This difference was primarily due to lower borrowing costs as compared to a year ago.

     In the first quarter of fiscal 2001, the Company completed a sale-leaseback transaction involving 65 of its owned Cracker Barrel units. Under the transaction, the land, buildings and building improvements at the locations were sold for net consideration of $138,325 and have been leased back for an initial term of 21 years. Equipment was not included. The leases include specific renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased units. Net rent expense during the initial lease term will be $14,963 annually, and the assets sold and leased back previously had depreciation expense of $2,707 annually. The gain on the sale will be amortized over the initial lease term of 21 years. The net proceeds from the sale were used to reduce the Company's long-term debt by $138,300 by reducing the Company's outstanding borrowing under the revolving bank credit facility.

     The Company's internally generated cash, along with cash at August 3, 2001, the Company's new operating leases, proceeds from stock option exercises, and the Company's available revolver, were sufficient to finance all of its growth, share repurchases and other cash payment obligations in the first six months of fiscal 2002.

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

     On September 17, 2001, the Company announced that the Board of Directors had authorized the repurchase of up to 3 million shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of February 1, 2002, the Company had repurchased 1,663,300 shares of its common stock for total consideration of $44,139 or $26.54 per share. The Company presently expects to complete this share repurchase authorization during fiscal 2002.

     For the six-month period ended February 1, 2002, the Company received proceeds of $35,950 from the exercise of stock options on 2,068,256 shares of its common stock.

     Management believes that cash at February 1, 2002, along with cash generated from the Company's operating activities, stock option exercises and its available revolving credit facility, will be sufficient to finance its continued operations, its remaining share repurchase authorization and its continued expansion plans through fiscal 2003. At February 1, 2002, the Company had $115,000 available under its revolving credit facility. The Company estimates that its operations and stock option exercises will generate excess cash of approximately $110,000 after capital expenditures in fiscal 2002 which it intends to apply toward completing its current share repurchase authorization with the remaining excess cash to be used for future share repurchase authorizations or debt reduction.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries (collectively, the "Company") as of February 1, 2002, and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended February 1, 2002 and January 26, 2001. These financial statements are the responsibility of the Company's management.

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



Nashville, Tennessee
March 7, 2002

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


Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

                           None.


Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                           None.


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Part II, Item 4 of the Company's Quarterly Report on Form 10-Q filed December 14, 2001, is incorporated in this Form 10-Q by this reference.


Item 5.           Other Information
                  -----------------

                           None.


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) The following exhibits are filed pursuant to Item 601 of Regulation S-K
                       (15)Letter regarding unaudited financial information.

                  (b)  None during the quarter ended February 1, 2002.

                                                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          CBRL GROUP, INC.



Date:  3/7/02       By /s/Lawrence E. White
      --------         ------------------------------------------------
                       Lawrence E. White, Senior Vice President/Finance
                        and Chief Financial Officer



Date:  3/7/02       By /s/Patrick A. Scruggs
      --------         -------------------------------------------------
                       Patrick A. Scruggs, Assistant Treasurer

                                                             EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------

15                     Letter regarding unaudited financial information