Form 10-Q
period 2002-05-03
CBRL GROUP INC
filed 2002-06-07
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                   (Mark One)

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended May 3, 2002

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Transition Period from ________ to _______.

                        Commission file number 000-25225

                                CBRL GROUP, INC.
                          (Exact Name of Registrant as
                            Specified in Its Charter)

           Tennessee                                            62-1749513
-------------------------------                                 ----------
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



                        52,486,912 Shares of Common Stock
                         Outstanding as of May 31, 2002

                                                                PART I

Item 1. Financial Statements

                                    CBRL GROUP, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEET
                             (In thousands, except share data)
                                      (Unaudited)

                                                               May 3,      August 3,
                                                                2002         2001*
                                                                ----         ----
ASSETS
Current assets:
  Cash and cash equivalents                                  $   31,981   $   11,807
  Receivables                                                     8,180       10,201
  Inventories                                                   115,136      116,590
  Prepaid expenses                                               12,282       10,019
  Deferred income taxes                                           6,573        6,573
                                                             ----------   ----------
     Total current assets                                       174,152      155,190

Property and equipment - net                                    976,607      955,028
Goodwill - net                                                   92,882       92,882
Other assets                                                     15,622        9,772
                                                             ----------   ----------

Total assets                                                 $1,259,263   $1,212,872
                                                             ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $   64,199   $   64,939
  Accrued expenses                                              142,541      132,110
  Current maturities of long-term debt and other long-term
     obligations                                                     96          200
                                                             ----------   ----------
      Total current liabilities                                 206,836      197,249
                                                             ----------   ----------

Long-term debt                                                  195,174      125,000
                                                             ----------   ----------
Other long-term obligations                                      46,074       44,515
                                                             ----------   ----------

Shareholders' equity:
  Preferred stock - 100,000,000 shares of $.01 par
    value authorized, no shares issued                               --           --
  Common stock - 400,000,000 shares of $.01 par
    value authorized, at May 3, 2002, 52,504,414
    shares issued and outstanding and at August 3, 2001,
    55,026,846 shares issued and outstanding                        525          550
  Additional paid-in capital                                     53,996      149,073
  Retained earnings                                             756,658      696,485
                                                             ----------   ----------
    Total shareholders' equity                                  811,179      846,108
                                                             ----------   ----------

Total liabilities and shareholders' equity                   $1,259,263   $1,212,872
                                                             ==========   ==========

See notes to condensed consolidated financial statements.
(*) This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of August 3, 2001.

                                CBRL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                       Quarter Ended          Nine Months Ended
                                   ---------------------   -----------------------
                                    May 3,     April 27,     May 3,      April 27,
                                     2002        2001         2002         2001
                                     ----        ----         ----         ----

Net sales                          $504,730     $467,911   $1,521,963   $1,419,068
Franchise fees and royalties            320          190          802          555
                                   --------     --------   ----------   ----------
  Total revenue                     505,050      468,101    1,522,765    1,419,623

Cost of goods sold                  161,262      155,668      506,194      486,279
                                   --------     --------   ----------   ----------
Gross profit                        343,788      312,433    1,016,571      933,344

Labor & other related expenses      195,696      178,542      573,899      525,560
Other store operating expenses       86,486       81,970      255,718      245,524
                                   --------     --------   ----------   ----------
Store operating income               61,606       51,921      186,954      162,260

General and administrative           28,347       24,657       87,095       75,256
Amortization of goodwill                 --          999           --        2,996
                                   --------     --------   ----------   ----------
Operating income                     33,259       26,265       99,859       84,008

Interest expense                      1,535        3,014        4,616        9,790
Interest income                          --           30           --           84
                                   --------     --------   ----------   ----------
Income before income taxes           31,724       23,281       95,243       74,302

Provision for income taxes           11,167        8,684       33,907       27,715
                                   --------     --------   ----------   ----------
Net income                         $ 20,557     $ 14,597   $   61,336   $   46,587
                                   ========     ========   ==========   ==========

Net earnings per share:
      Basic                        $    .38     $    .26   $     1.12   $      .83
                                   ========     ========   ==========   ==========
      Diluted                      $    .36     $    .26   $     1.08   $      .82
                                   ========     ========   ==========   ==========
Weighted average shares:
      Basic                          54,548       56,016       54,994       56,450
                                   ========     ========   ==========   ==========
      Diluted                        56,693       56,911       56,823       57,113
                                   ========     ========   ==========   ==========

See notes to condensed consolidated financial statements.

                                CBRL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Nine Months Ended
                                                            ----------------------

                                                              May 3,     April 27,
                                                               2002        2001
                                                               ----        ----

Cash flows from operating activities:
 Net income                                                 $  61,336    $  46,587
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                             46,012       48,031
     (Gain) loss on disposition of property and equipment        (413)          80
 Changes in assets and liabilities:
     Inventories                                                1,454       (4,184)
     Accounts payable                                            (740)      (2,556)
     Other current assets and other current liabilities        10,189         (716)
     Other assets and other long-term liabilities              (4,277)       5,319
                                                            ---------    ---------
 Net cash provided by operating activities                    113,561       92,561
                                                            ---------    ---------

Cash flows from investing activities:
 Purchase of property and equipment                           (69,997)     (74,624)
 Proceeds from sale of property and equipment                   3,228      141,502
                                                            ---------    ---------
 Net cash (used in) provided by investing activities          (66,769)      66,878
                                                            ---------    ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                     492,556      253,700
 Principal payments under long-term debt and other
  long-term obligations                                      (422,909)    (395,876)
 Proceeds from exercise of stock options                       45,215        4,007
 Purchases and retirement of common stock                    (140,317)     (23,823)
 Dividends on common stock                                     (1,163)      (1,185)
                                                            ---------    ---------
 Net cash used in financing activities                        (26,618)    (163,177)
                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents           20,174       (3,738)

Cash and cash equivalents, beginning of period                 11,807       13,865
                                                            ---------    ---------

Cash and cash equivalents, end of period                    $  31,981    $  10,127
                                                            =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
    Interest                                                $   4,603    $   9,780
    Income taxes                                               32,817       30,162


See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands except per share amounts)

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

     The condensed consolidated balance sheet as of May 3, 2002 and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended May 3, 2002 and April 27, 2001, have been prepared by CBRL Group, Inc. and subsidiaries (the "Company") without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

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

2.  Income Taxes
    ------------

     The provision for income taxes for the nine-month period ended May 3, 2002 has been computed based on management's estimate of the tax rate for the entire fiscal year of 35.6%. This estimate is lower than management's previous estimates, resulting in a 35.2% rate for the third quarter of fiscal 2002. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rates for the nine-month period ended April 27, 2001 and for the entire fiscal year of 2001 were 37.3% and 41.8%, respectively.


3.  Seasonality
    -----------

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the end of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits although retail revenues historically have been seasonally higher between Thanksgiving and Christmas. Therefore, the results of operations for the quarter and nine-month period ended May 3, 2002 cannot be considered indicative of the operating results for the full fiscal year.

4.  Inventories
    -----------
     Inventories were comprised of the following at:

                                             May 3,    August 3,
                                              2002       2001
                                              ----       ----
Retail                                      $ 81,846   $ 87,445
Restaurant                                    17,784     15,853
Supplies                                      15,506     13,292
                                            --------   --------
   Total                                    $115,136   $116,590
                                            ========   ========


5.  Earnings Per Share and Weighted Average Shares
    ----------------------------------------------

     Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. The Company's zero-coupon convertible senior notes (see Note 10) represent potential dilutive shares at the balance sheet date. The effect of the assumed conversion of the zero-coupon convertible senior notes has been excluded from the calculation of diluted earnings per share for the quarter and nine-month period ended May 3, 2002, because none of the conditions that permit conversion had been satisfied during the respective reporting periods. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

6.  Comprehensive Income
    --------------------

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There is no difference between comprehensive income and net income as reported by the Company for all periods shown.

7.  Segment Reporting
    -----------------

     The Company manages its business on the basis of one reportable operating segment. All of the Company's operations are located within the United States. The following data are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131 for all periods presented:


                           Quarter Ended         Nine Months Ended
                         -------------------  -----------------------
                         May 3,    April 27,    May 3,      April 27,
                          2002       2001        2002         2001
                          ----       ----        ----         ----
Net sales:
  Restaurant            $413,866   $379,365   $1,200,779   $1,103,810
  Retail                  90,864     88,546      321,184      315,258
                        --------   --------   ----------   ----------
    Total net sales     $504,730   $467,911   $1,521,963   $1,419,068
                        ========   ========   ==========   ==========

8.  Recent Accounting Pronouncements Adopted
    ----------------------------------------

     SFAS No. 141, "Business Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. Adoption of SFAS No. 141 had no effect on the financial statements presented herein.

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

     In accordance with SFAS No. 142, the Company discontinued amortization of goodwill effective August 4, 2001. The pro forma effects of the adoption of SFAS No. 142 on net income and basic and diluted earnings per share is as follows:

                              Third Quarter Ended   Third Quarter Ended       Nine Months Ended    Nine Months Ended
                                  May 3, 2002          April 27, 2001            May 3, 2002         April 27, 2001
                                  -----------          --------------            -----------         --------------
Net income, as reported              $20,557              $14,597                  $61,336               $46,587
Intangible amortization,
  net of $0 tax                           --                  999                       --                 2,996
                                     -------              -------                  -------               -------
Net income, pro forma                $20,557              $15,596                  $61,336               $49,583
                                     =======              =======                  =======               =======

Basic earnings per share:
Net income, as reported                 $.38                 $.26                    $1.12                  $.83
Intangible amortization,
  net of $0 tax                           --                  .02                       --                   .05
                                        ----                 ----                    -----                  ----
Net income, pro forma                   $.38                 $.28                    $1.12                  $.88
                                        ====                 ====                    =====                  ====

Diluted earnings per share:
Net income, as reported                 $.36                 $.26                    $1.08                  $.82
Intangible amortization,
  net of $0 tax                           --                  .01                       --                   .05
                                        ----                 ----                    -----                  ----
Net income, pro forma                   $.36                 $.27                    $1.08                  $.87
                                        ====                 ====                    =====                  ====

9.  Impairment of Long-lived Assets
    -------------------------------

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying amounts of assets on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of such asset and the expected proceeds upon sale of the asset less its carrying amount. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell. The Company had no impairment loss recorded for the quarters or nine-month periods ended May 3, 2002 and April 27, 2001.

10. Debt
    ----

     In April 2002, the Company issued $422,050 face value at maturity of zero-coupon convertible senior notes ("Notes"), maturing on April 3, 2032, and received proceeds totaling $172,756 prior to debt issuance costs of $4,639. The Company used $60,000 of the proceeds to repurchase 2,132,954 shares of its common stock at $28.13 per share and used the remaining proceeds of $112,756 to repay existing borrowings under its revolving bank credit facility, to fund its debt issuance costs and for general corporate purposes. The debt costs are being amortized over three years to the first put date. The Notes are callable at the Company's option on or after April 3, 2007. Holders of the Notes may require the Company to purchase all or a portion of their Notes on April 3, 2005, April 3, 2007 and every 5 years thereafter until April 3, 2027, at a purchase price equal to the accreted value of the Notes, which includes accrued and unpaid cash interest. Each $1,000 Note (face value at maturity) will be convertible into
10.8584 shares of the Company's common stock at an initial conversion price of $37.69 per share, if the closing price of the Company's common stock exceeds a specified price (initially, 120% of the accreted conversion price, and declining ..08474% per quarter thereafter to approximately 110% of the accreted conversion price on the last day of the quarter ending January 30, 2032) for a specified period of time (20 of the last 30 trading days) in any quarter beginning after August 2, 2002, or otherwise upon the occurrence of certain events. The Notes have an initial yield to maturity of 3.0%, which is being accreted over the life of the Notes using the effective interest method. The Company may pay cash contingent interest for the six-month period commencing April 4, 2007, and for any six-month period thereafter if the average market price of the Notes for a five-trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for the Notes. All subsidiaries of the Company have fully and unconditionally guaranteed on a joint and several basis the obligations under the Notes. Each guarantor directly or indirectly is a wholly-owned subsidiary of the parent company, CBRL Group, Inc., which has no independent assets or operations. The Notes and the underlying common stock will be registered in the Company's fourth fiscal quarter of this fiscal year with the Securities and Exchange Commission to enable holders of the Notes to resell their Notes and the shares of common stock issuable upon conversion of their Notes.

11.  Litigation
     ----------

         In Note 10 to the Consolidated Financial Statements for the fiscal year ended August 3, 2001 contained in the Company's Annual Report on Form 10-K filed on October 12, 2001 (which is incorporated herein by this reference for a more complete description of such litigation), the Company reported that its Cracker Barrel Old Country Store, Inc. subsidiary is a defendant in two pending lawsuits, one of which has been provisionally certified as a class action. The Company believes it has substantial defenses in each of these actions and is defending each of them vigorously. The Company recorded a provision of $3,500 in the consolidated financial statements in the fourth quarter of fiscal 2001 with respect to one of these lawsuits. There has been no material development in these two lawsuits during the quarter ended May 3, 2002.

     In addition, on December 11, 2001 the Company was informed that the attorneys representing the plaintiffs in the two cases described in the preceding paragraph intended to file two new lawsuits against the Company's
Cracker Barrel Old Country Store, Inc. subsidiary. One of the threatened lawsuits alleged additional wage and hour claims; the second alleged racial discrimination in public accommodations. These two lawsuits were not served on the Company's subsidiary until April 12, 2002. The Company believes that the claims made in these two lawsuits are unfounded and that is has substantial defenses to the claims made. Accordingly, it intends to defend these new claims vigorously. Answers in both lawsuits, and in the public accommodations case a motion to deny class certification, were filed on May 1, 2002. At this time, however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these claims can be determined. Accordingly, no provision for any potential liability has been made in the consolidated financial statements of the Company. In the event of an unfavorable outcome in any of these cases (including the two discussed in the preceding paragraph), the Company's results of operations, financial position and liquidity could be materially and adversely affected.

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

     The Company's policy has been to manage interest cost using a mix of fixed and variable rate debt. The Company has accomplished this objective through the use of interest rate swaps, sale-leaseback transactions and/or zero-coupon convertible debt. In an interest rate swap, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional amount. In a sale-leaseback transaction, the Company finances its operating facilities by selling them to a third party and then leasing them back under a long-term operating lease at fixed terms. The Company's zero-coupon convertible debt is fixed-rate, long-term debt. See Note 10 for a further description of this zero-coupon convertible debt. See Note 12 to the Consolidated Financial Statements for the fiscal year ended August 3, 2001 contained in the Company's Annual Report on Form 10-K filed on October 12, 2001.

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

     Upon adoption of SFAS Nos. 133, 137 and 138 on July 29, 2000 and through May 3, 2002, the Company had no derivative financial instruments that required hedge accounting.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except dollar amounts per share. The following discussion and analysis provides information which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated
financial   statements  and  notes  thereto.   Except  for  specific  historical
information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "plans", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative of each of these terms) or similar terminology. Factors which will affect actual results include, but are not limited to: adverse general economic conditions including uncertain consumer confidence effects on sales; the actual results of pending or threatened litigation; the effects of negative publicity; commodity, workers' compensation, group health and utility price increases; weather conditions and customer travel activity; the effects of plans intended to improve operational execution and performance; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; the ability of the Company to identify successful new lines of retail merchandise; the availability and costs of acceptable sites for development; the acceptance of the Company's concepts as the Company continues to expand into new markets and geographic regions; changes in interest rates affecting the
Company's financing costs; changes in or implementation of additional governmental or regulatory rules and regulations affecting accounting, wage and hour matters, health and safety, pensions and insurance; practical or psychological effects of terrorist acts, or military or government responses; other undeterminable areas of government or regulatory actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission and press releases, and other communications.

Results of Operations

          The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended May 3, 2002 as compared to the same periods a year ago:

                                    Quarter Ended       Nine Months Ended
                                   -----------------    -----------------
                                   May 3,  April 27,     May 3,  April 27,
                                    2002     2001         2002     2001
                                    ----     ----         ----     ----

Net sales                           99.9%   100.0%       100.0%   100.0%
Franchise fees and royalties         0.1       --           --       --
                                   -----    -----        -----    -----
  Total revenue                    100.0    100.0        100.0    100.0

Cost of goods sold                  31.9     33.3         33.3     34.3
                                   -----    -----        -----    -----
Gross profit                        68.1     66.7         66.7     65.7

Labor & other related expenses      38.8     38.1         37.7     37.0
Other store operating expenses      17.1     17.5         16.8     17.3
                                   -----    -----        -----    -----
Store operating income              12.2     11.1         12.2     11.4

General and administrative           5.6      5.3          5.7      5.3
Amortization of goodwill              --      0.2           --      0.2
                                   -----    -----        -----    -----

Operating income                     6.6      5.6          6.5      5.9

Interest expense                     0.3      0.6          0.3      0.7
Interest income                       --       --           --       --
                                   -----    -----        -----    -----

Income before income taxes           6.3      5.0          6.2      5.2

Provision for income taxes           2.2      1.9          2.2      1.9
                                   -----    -----        -----    -----

Net income                           4.1%     3.1%         4.0%     3.3%
                                   =====    =====        =====    =====


                        Average Comparable Store Sales Analysis


                                       Quarter Ended     Nine Months Ended
                                      -----------------  ------------------
                                      May 3,  April 27,  May 3,    April 27,
                                       2002     2001      2002       2001
                                       ----     ----      ----       ----
Cracker Barrel (422 and 414 stores
for the quarter and nine
months, respectively)
    Net sales:
      Restaurant                      $778.6   $743.8   $2,303.5   $2,178.4
      Retail                           202.5    200.3      724.2      706.9
                                      ------   ------   --------   --------
        Total net sales               $981.1   $944.1   $3,027.7   $2,885.3
                                      ======   ======   ========   ========

Logan's (62 and 59 restaurants for    $758.0   $733.3   $2,232.3   $2,171.2
the quarter and nine months,
respectively)


Total Revenue
-------------

     Total revenue for the third quarter of fiscal 2002 increased 7.9% compared to last year's third quarter. At the Cracker Barrel Old Country Store ("Cracker Barrel") concept, comparable store restaurant sales increased 4.7% and comparable retail sales increased 1.1%, for a combined comparable store sales (total net sales) increase of 3.9%. The comparable store restaurant sales increase consisted of a 3.0% average check increase for the quarter and a 1.7% guest traffic increase. Comparable store retail sales increased primarily due to the increase in restaurant guest traffic. At the Logan's Roadhouse ("Logan's") concept, comparable store sales increased 3.4%, which consisted of a 0.4% average check increase and a 3.0% guest traffic increase. Sales from new Cracker Barrel and Logan's stores primarily accounted for the balance of the total revenue increase in the third quarter, partly offset by loss of revenues associated with the closing of four Cracker Barrel units and three Logan's units and exiting the Carmine Giardini's restaurant and gourmet market business at the end of fiscal 2001.

     Total revenue for the nine-month period ended May 3, 2002, increased 7.3% compared to the nine-month period ended April 27, 2001. At the Cracker Barrel concept, comparable store restaurant sales increased 5.7% and comparable retail sales increased 2.4%, for a combined comparable store sales (total net sales) increase of 4.9%. The comparable store restaurant sales increase consisted of a 3.0% average check increase for the nine months and a 2.7% guest traffic increase. Comparable store retail sales increased primarily due to the increase in restaurant guest traffic. At the Logan's concept, comparable store sales increased 2.8%, which consisted of a 0.2% average check increase and a 2.6% guest traffic increase. Sales from new Cracker Barrel and Logan's stores primarily accounted for the balance of the total revenue increase in the nine-month period ended May 3, 2002, partly offset by loss of revenues associated with the closing of four Cracker Barrel units and three Logan's units and exiting the Carmine Giardini's restaurant and gourmet market business at the end of fiscal 2001.

Cost of Goods Sold
------------------

     Cost of goods sold as a percentage of total revenue for the third quarter of fiscal 2002 decreased to 31.9% from 33.3% in the third quarter of last year. This decrease was primarily due to a lower mix of retail sales as a percent of total revenues (retail has a higher cost of goods sold than restaurant), higher average check, improvements in Cracker Barrel store-level execution, lower markdowns of retail merchandise and lower beef, shrimp, chicken, butter and egg prices. These decreases were partially offset by higher potato prices and lower initial mark-ons versus the prior year.

     Cost of goods sold as a percentage of total revenue for the nine-month period ended May 3, 2002, decreased to 33.3% from 34.3% in the nine-month period ended April 27, 2001. This decrease was primarily due to a lower mix of retail sales as a percent of total revenues (retail has a higher cost of goods sold than restaurant), higher average check, improvements in Cracker Barrel store-level execution and higher initial mark-ons. These decreases were partially offset by higher potato prices.

Labor and Other Related Expenses
--------------------------------

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 38.8% in the third quarter this year from 38.1% last year. This increase was primarily due to increases under the store-level bonus programs, increases in wages and increases in workers' compensation costs. These increased workers' compensation costs reflect continued higher than expected claims cost development from claims incurred in prior fiscal years. In the Company's fourth fiscal quarter the Company has an independent actuary perform an annual actuarial evaluation of its expected claims cost development to determine the appropriate workers' compensation reserve as of its third fiscal quarter. The Company then uses this actuary report and management's judgment based on actual claims development since the last actuarial evaluation to update the workers' compensation reserve. In the third quarter, the Company retained the independent actuary to prepare an update, although not a full actuarial analysis, of its earlier evaluation because certain historical claims experience appeared to be developing to a greater degree than had been expected from the earlier actuarially determined levels. Part of this higher development became apparent as a study by an outside consultant revealed that a number of claims were reserved insufficiently by the Company's outside claims administrator based on developments in those claims during the current fiscal year. The Company does not expect this increased workers' compensation claims development trend to continue to the same degree. These increases were partially offset by higher average check, improved volume and lower group health costs.

     Labor and other related expenses as a percentage of total revenue increased to 37.7% in the nine-month period ended May 3, 2002 from 37.0% in the nine-month period ended April 27, 2001. This increase was primarily due to increases in wages, increases under the store-level bonus programs and increases in workers' compensation costs. These increased workers' compensation costs reflect continued higher than expected claims cost development (as determined annually by an independent actuarial evaluation) from claims incurred in prior fiscal years. The Company does not expect this increased workers' compensation claims development to continue to the same degree. These increases were partially offset by higher average check and improved volume.

Other Store Operating Expenses
------------------------------

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent and depreciation. Other store operating expenses as a percentage of total revenue decreased to 17.1% in the third quarter of fiscal 2002 from 17.5% in the third quarter of last year. This decrease was primarily due to lower utility costs and operating supplies versus the prior year, lower advertising spending at Cracker Barrel compared to a year ago, higher average check and improved volume partially offset by higher general liability insurance costs versus the prior year.

     Other store operating expenses as a percentage of total revenue decreased to 16.8% in the nine-month period ended May 3, 2002 from 17.3% in the nine-month period ended April 27, 2001. This decrease was primarily due to lower utility costs versus the prior year, lower advertising spending at Cracker Barrel compared to a year ago, higher average check and improved volume partially offset by higher general liability insurance costs versus the prior year.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses as a percentage of total revenue increased to 5.6% in the third quarter of fiscal 2002 from 5.3% in the third quarter of last year. This increase was primarily due to bonus accruals reflective of performance improvements, higher professional fees, and various staffing and infrastructure changes not in place a year ago partially offset by higher average check and improved volume.

     General and administrative expenses as a percentage of total revenue increased to 5.7% in the nine-month period ended May 3, 2002 from 5.3% in the nine-month period ended April 27, 2001. This increase was primarily due to bonus accruals reflective of performance improvements, higher professional fees, and various staffing and infrastructure changes not in place a year ago partially offset by higher average check and improved volume.

Interest Expense
----------------

     Interest expense decreased to $1,535 in the third quarter of fiscal 2002 from $3,014 in the third quarter of last year. The decrease primarily resulted from lower average interest rates and lower average outstanding debt during the third quarter as compared to last year. During the third quarter the Company issued $422,050 face value at maturity, 3.0% yield-to-maturity, zero-coupon, convertible senior notes for proceeds of $172,756 prior to debt issuance costs of $4,639, which are being amortized over three years (see footnote 10, "Debt", to the consolidated interim financial statements for the period ending May 3, 2002, contained herein).

     Interest expense decreased to $4,616 in the nine-month period ended May 3, 2002 from $9,790 in the nine-month period ended April 27, 2001. The decrease primarily resulted from lower average interest rates and lower average outstanding debt during the nine-month period ended May 3, 2002 as compared to the same period last year.

Interest Income
---------------

     Interest income decreased to $0 in the third quarter of fiscal 2002 from $30 in the third quarter of last year. The decrease was primarily due to no funds available for investment during the third quarter as compared to last year.

     Interest income decreased to $0 in the nine-month period ended May 3, 2002 from $84 in the nine-month period ended April 27, 2001. The decrease was primarily due to no funds available for investment during the nine-month period ended May 3, 2002 as compared to the same period last year.

Provision for Income Taxes
--------------------------

     The provision for income taxes as a percent of pre-tax income decreased to 35.6% in the first nine months of fiscal 2002 from 37.3% during the same period a year ago reflective of management's estimate of the tax rate for the entire fiscal year. This rate for fiscal 2002 is lower than management's previous estimate, resulting in a 35.2% rate for the third quarter of fiscal 2002. The decrease in tax rate was primarily due to the Company no longer amortizing goodwill upon its adoption of SFAS No. 142 on August 4, 2001, in the first quarter of fiscal 2002. See Note 8 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies
----------------------------

         See Note 2 to the Consolidated Financial Statements for the fiscal year ended August 3, 2001 contained in the Company's Annual Report on Form 10-K filed on October 12, 2001. The only change since the fiscal year ended August 3, 2001, has been the adoption of SFAS No. 142.

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

     In May 2002, FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13,"Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities provided net cash of $113,561 for the nine-month period ended May 3, 2002. Most of this cash was provided by net income adjusted for depreciation and amortization. Increases in other assets and decreases in accounts payable were partially offset by decreases in inventories and other current assets and increases in other current liabilities and other long-term obligations.

     Capital expenditures were $69,997 for the nine-month period ended May 3, 2002. Construction of new stores and land purchases accounted for substantially all of these expenditures. Capitalized interest was $79 and $276 for the quarter and nine-month period ended May 3, 2002 as compared to $148 and $731 for the quarter and nine-month period ended April 27, 2001, respectively. This difference was primarily due to lower borrowing costs as compared to a year ago.

     In the first quarter of fiscal 2001, the Company completed a sale-leaseback transaction involving 65 of its owned Cracker Barrel units. Under the transaction, the land, buildings and building improvements at the locations were sold for net consideration of $138,325 and have been leased back for an initial term of 21 years. Equipment was not included. The leases include specific renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased units. Net rent expense during the initial lease term will be $14,963 annually, and the assets sold and leased back previously had depreciation expense of $2,707 annually. The gain on the sale is being amortized over the initial lease term of 21 years. The net proceeds from the sale were used to reduce the Company's long-term debt by $138,300 by reducing the Company's outstanding borrowing under the revolving bank credit facility.

     The Company's internally generated cash, along with cash at August 3, 2001, the Company's new operating leases, proceeds from stock option exercises, and the Company's available revolver, were sufficient to finance all of its growth, share repurchases and other cash payment obligations in the first nine months of fiscal 2002.

     The Company estimates that its capital expenditures for fiscal 2002 will be approximately $100,000, substantially all of which will be related to the construction of 20 new Cracker Barrel stores and nine new Logan's restaurants. On September 12, 2001, the Company reduced its entire bank credit facility to $250,000 from $350,000 and converted its $50,000 term loan into a revolving loan.

     Long-term debt outstanding at May 3, 2002, consisted of $173,174 of zero-coupon convertible senior notes ("Notes"), ($422,050 face value at maturity less $248,876 representing an unamortized debt discount) and $22,000 under the Company's revolving bank credit facility.

     In April 2002, the Company issued $422,050 face value at maturity of Notes and received proceeds totaling $172,756 prior to debt issuance costs of $4,639. The Company used $60,000 of the proceeds to repurchase 2,132,954 shares of its common stock at $28.13 per share and used the remaining proceeds of $112,756 to repay existing borrowings under its revolving bank credit facility, to fund its debt issuance costs and for general corporate purposes. See Note 10 to the Company's Condensed Consolidated Financial Statements for a further description of the Notes.

     On September 17, 2001, the Company announced that the Board of Directors had authorized the repurchase of up to 3 million shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. As of May 3, 2002, the Company had repurchased 2,902,242 shares of its common stock for total consideration of $80,318 or $27.67 per share under this authorization. The Company presently expects to complete this share repurchase authorization during the fourth quarter of fiscal 2002.

     On May 23, 2002, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 1.5 million shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization during the fourth quarter of fiscal 2002, although there can be no assurance that such repurchase actually will be completed in that period of time.

     For the nine-month period ended May 3, 2002, the Company received proceeds of $45,215 from the exercise of stock options on 2,512,764 shares of its common stock.

     Management believes that cash at May 3, 2002, along with cash generated from the Company's operating activities, stock option exercises and its available revolving credit facility, will be sufficient to finance its continued operations, its remaining share repurchase authorization and its continued expansion plans through fiscal 2003. At May 3, 2002, the Company had $228,000 available under its revolving credit facility. The Company estimates that its operations, stock option exercises and other sources will generate excess cash of approximately $120,000 after capital expenditures in fiscal 2002 which it intends to apply toward completing its current share repurchase authorization with the remaining excess cash to be used for future share repurchase authorizations or debt reduction.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries (collectively, the "Company") as of May 3, 2002, and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended May 3, 2002 and April 27, 2001. These financial statements are the responsibility of the Company's management.

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



Nashville, Tennessee
June 6, 2002

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

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

                           On April 3, 2002 and April 9, 2002, the Company sold an aggregate of $422,050 of zero-coupon convertible senior notes ("Notes") maturing on April 3, 2032, for which the Company received gross cash proceeds of $172,756 prior to debt issuance costs of $4,639 in private offerings to Merrill Lynch & Co., as the initial purchaser. These Notes were resold by the initial purchaser in transactions exempt from registration requirements of the Securities Act of 1933, as amended ("Securities Act"), to persons reasonably believed by the initial purchaser to be "qualified institutional buyers" (as defined in Rule 144A under the Securities Act). The aggregate gross underwriting discounts for these transactions was approximately $3,887. The Company used $60,000 of the proceeds to repurchase 2,132,954 shares of its common stock at $28.13 per share and used the remaining proceeds of $112,756 to repay existing borrowings under its revolving bank credit facility, to fund its debt issuance costs and for general corporate purposes. See Note 10 to the Company's Condensed Consolidated Financial Statements for a further description of the Notes, including a discussion of the conversion feature.

                           The above-described sales were made without general solicitation or advertising. We intend to file a registration statement on Form S-3 covering the resale of the Notes and the common stock into which the Notes are convertible in the fourth quarter of fiscal 2002. All net proceeds from the sale of such securities will go to the selling shareholders who offer and sell their securities and we will receive none of such proceeds.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                           None.


Item 5.           Other Information
                  -----------------

                           None.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) See Exhibit Index on page 20 hereof for a listing of the exhibits that are filed pursuant to Item 601 of Regulation S-K.

                  (b) On February 25, 2002, the Company furnished a Current Report on Form 8-K, Item 9 to report the Company's quarter-end financial and other information. The Company also disclosed information on current sales trends and reaffirmed its earnings guidance for the third fiscal quarter and full fiscal year, all as had been announced by a press release on February 21, 2002.

                           On March 25, 2002, the Company furnished a Current Report on Form 8-K, Item 9 to report the Company's quarter-to-date information on current sales trends and reaffirm its earnings guidance for the third fiscal quarter and full fiscal year, all as had been announced by a press release on March 21, 2002.

                           On March 29, 2002, the Company furnished a Current Report on Form 8-K, Item 9 to report the Company's proposed sale of its 30-year zero-coupon senior notes that are convertible into shares of the Company's common stock, all as had been announced by press releases on March 27, 2002 and March 28, 2002.

                           On April 12, 2002, the Company furnished a Current Report on Form 8-K, Item 9 to report the Company's April 9, 2002 closing of the over-allotment option granted in connection with its previously announced 30-year 3.0% zero-coupon convertible senior notes, all as had been announced by a press release on April 10, 2002.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CBRL GROUP, INC.


Date:  6/6/02       By /s/Lawrence E. White
      --------         ------------------------------------------------
                       Lawrence E. White, Senior Vice President/Finance
                         and Chief Financial Officer



Date:  6/6/02       By /s/Patrick A. Scruggs
      --------         -------------------------------------------------
                       Patrick A. Scruggs, Assistant Treasurer

                                              EXHIBIT INDEX

Exhibit No.     Description

4.1 Registration Rights Agreement, dated as of April 3, 2002, by and among the Company, the Guarantors (as defined therein), and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated

4.2 Indenture, dated as of April 3, 2002, among the Company, the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee, relating to the Company's zero-coupon convertible senior notes.

4.3 Form of Certificate for the Company's zero-coupon convertible senior notes (included in the Indenture filed as Exhibit 4.2 hereof).

4.4 Form of Guarantee of the Company's zero-coupon convertible senior notes (included in the Indenture filed as Exhibit 4.2 hereof).

10.1 Executive Employment Agreement signed January 15, 2002 between Dan W. Evins and the Company

10.2 Executive Employment Agreement signed February 21, 2002 among Peter W. Kehayes, the Company and Logan's Roadhouse, Inc.

10.3            CBRL Group, Inc. Long-Term Incentive Plan Cover Letter

10.4            CBRL Group, Inc. Long-Term Incentive Plan

10.5            CBRL Group, Inc. Long-Term Incentive Summary Plan Description

15              Letter regarding unaudited financial information.