Form 10-K
period 2002-08-02
CBRL GROUP INC
filed 2002-10-25
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[x]      Annual Report Pursuant to Section 13 or 15(d) of
         The Securities Exchange Act of 1934
         For the fiscal year ended August 2, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from            to
                                        ----------    ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock held by nonaffiliates of the registrant is $1,135,966,969 as of September 27, 2002. As of that date, there were 50,296,762 shares of common stock outstanding.

                       Documents Incorporated by Reference

Document from which Portions                           Part of Form 10-K
are Incorporated by Reference                        into which incorporated
-----------------------------                        -----------------------
1. Annual Report to Shareholders                            Part II
   for the fiscal year ended
   August 2, 2002 (the "2002 Annual Report")
2. Proxy Statement for Annual                               Part III
   Meeting of Shareholders
   to be held November 26, 2002
   the "2002 Proxy Statement")

         Except for specific historical information, the matters discussed in this Form 10-K, as well as the 2002 Annual Report that is incorporated herein by reference, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of CBRL Group, Inc. to differ materially from those expressed or implied by those statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. . Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "plans", "projection", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential", or "continue" (or the negative of each of these terms) or similar terminology. Factors which will affect actual results include, but are not limited to: adverse general economic conditions including uncertain consumer confidence effects on sales; the actual results of pending or threatened litigation or governmental investigations; changes in generally accepted accounting principles or in capital market conditions that could affect valuations of restaurant companies in general or the Company `s goodwill in particular; the effects of negative publicity; weather conditions and customer travel activity and retail buying trends; the effect of plans intended to improve operational execution and performance including retail logistics initiatives; commodity, workers' compensation, group health and utility price changes; the effects of increased competition at Company locations on sales and on labor recruiting, cost and retention; the ability of and cost to the Company to recruit, train and retain qualified restaurant hourly and management employees; the ability of the Company to identify successful new lines of retail merchandise; the availability and costs of acceptable sites for development; the acceptance of the Company's concepts as the Company continues to expand into new markets and geographic regions; changes in or implementation of additional governmental rules and regulations affecting accounting, wage and hour matters, health and safety, pensions and insurance; practical or psychological effects of terrorist acts or military or government responses; changes in interest rates affecting the Company's financing costs; income, payroll and other tax issues including changes in government policy, settlement of audits, and changes affecting the Company's ability to plan and structure its operations; other undeterminable areas of government or regulatory actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW
         CBRL Group, Inc. (the "Company") is a holding company that, through certain affiliates, is engaged in the operation and development of the Cracker Barrel Old Country Store(R) and Logan's Roadhouse(R) restaurant and retail concepts. The Company was organized under the laws of the state of Tennessee in August 1998.

CONCEPTS

Cracker Barrel Old Country Store
--------------------------------

         Cracker Barrel Old Country Store, Inc. ("Cracker Barrel"), headquartered in Lebanon, Tennessee, through its various affiliates, as of October 25, 2002, operates 461 full service "country store" restaurants and gift shops, which are located in 41 states, primarily the southeast, midwest, mid-atlantic and southwest regions of the United States. Stores primarily are located along interstate highways, however, 48 stores are not located along the interstate highways, but instead are located near "tourist destinations" or are considered "off-interstate" stores by Cracker Barrel. These "off-interstate" stores represent a significant part of Cracker Barrel's efforts to expand the brand. Cracker Barrel intends to open approximately half of its new stores in fiscal 2003 along interstate highways as compared to 30% in fiscal 2002. The restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays) and feature home style country cooking from Cracker Barrel's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits among other items. The restaurants do not serve alcoholic beverages. The stores are constructed in a rustic, country store design and feature a separate retail area offering a wide variety of decorative and functional items specializing in rocking chairs, holiday gifts and toys, apparel, cast iron cookware and foods, including various old fashioned candies and jellies among other things. Cracker Barrel stores are intended to appeal to both the traveler and the local customer and consistently have been a consumer favorite. Cracker Barrel was ranked as the top family dining chain for the twelfth consecutive year in the 2002 Restaurants & Institutions magazine "Choice in Chains" annual consumer survey.

Logan's Roadhouse
-----------------

         Logan's Roadhouse, Inc. ("Logan's"), headquartered in Nashville, Tennessee, through its various affiliates, as of October 25, 2002, operates 89 Logan's Roadhouse restaurants and franchises an additional 12 Logan's restaurants in 17 states. Logan's restaurants feature steaks, ribs, chicken and seafood dishes among other items served in a distinctive atmosphere reminiscent of an American roadhouse of the 1930s and 1940s. The restaurants are open seven days a week for lunch and dinner and offer full bar service. Logan's serves lunch and dinner between the hours of 11:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays). The Logan's concept is designed to appeal to a broad range of customers by offering generous portions of moderately-priced, high quality food in a very casual, relaxed dining environment that is lively and entertaining. The fun atmosphere is enhanced by display cooking of grilled items and complimentary peanuts, which the guests are encouraged to enjoy and let the shells fall on the floor. Alcoholic beverages represented approximately 9% of Logan's net sales in fiscal 2002. The Logan's menu is designed to appeal to a wide variety of tastes, and emphasizes extra-aged, hand-cut USDA choice steaks and signature dishes such as baked sweet potatoes and made-from-scratch yeast rolls.

OPERATIONS

Cracker Barrel Old Country Store
--------------------------------

         Store Format: The format of Cracker Barrel stores consists of a rustic, country-store style building. All stores are freestanding buildings. Store interiors are subdivided into a dining room consisting of approximately 30% of the total interior store space, and a retail shop consisting of approximately 22% of such space, with the balance primarily consisting of kitchen and storage areas. All stores have stone fireplaces, which burn wood where permitted. All are decorated with antique-style furnishings and other authentic and nostalgic items, similar to those used and sold in the past in original old country stores. The front porch of each store features a row of the signature Cracker Barrel rocking chairs that are used by guests waiting for a table and are sold in the retail shop. The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

         Products: Cracker Barrel's restaurants, which generated approximately 77% of Cracker Barrel's total revenue in fiscal 2002, offer home-style country cooking featuring Cracker Barrel's own recipes emphasizing authenticity and quality. The restaurants offer breakfast, lunch and dinner from a moderately-priced menu. Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, including gravy and biscuits and country ham and biscuits. Prices for a breakfast meal range from $1.99 to $7.99. Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens. Lunches and dinners range in price from $2.99 to $13.99. The average check per customer for fiscal 2002 was $7.39. Cracker Barrel from time to time adjusts its prices. A price increase of less than 1% was instituted in February 2002.

         The retail area of the stores, which generated approximately 23% of Cracker Barrel's total revenue in fiscal 2002, offers a wide variety of decorative and functional items such as rocking chairs, holiday gifts and toys, apparel, cast iron cookware, old-fashioned crockery, handcrafted figurines, a book-on-audio sale and exchange program and various other gift items, as well as various candies, preserves, smoked sausage, syrups and other food items. Many of the candy items, smoked bacon, jellies and jams, along with other high quality products, are sold under the "Cracker Barrel Old Country Store" brand name.

         Product Development and Merchandising: Cracker Barrel maintains a product development department, which develops new and improved menu items in response either to shifts in customer preferences or to create customer interest. Cracker Barrel merchandising specialists are involved on a continuing basis in selecting and positioning merchandise in the retail shop with an overall nostalgic theme. Management believes that Cracker Barrel has adequate flexibility to meet future shifts in consumer preference on a timely basis. Coordinated seasonal promotions are used regularly in the restaurants and retail shops.

         Store Management and Quality Controls: Cracker Barrel store management typically consists of a general manager, four associate managers and a retail manager who are responsible for approximately 100 employees on two shifts. The relative complexity of operating a Cracker Barrel requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational efficiency, Cracker Barrel has a bonus plan designed to provide store management with an opportunity to share in the profits of their store. Starting in fiscal 2000, Cracker Barrel implemented a supplemental bonus plan, providing managers an opportunity to earn an additional bonus based on achieving specific operational targets. Cracker Barrel also offers managers stock options based on their position and tenure. To assure that individual stores are operated at a high level of quality, Cracker Barrel emphasizes the selection and training of store managers. It also employs District Managers to support individual store managers and Regional Vice Presidents to support individual District Managers. Each District Manager's individual span of control typically is seven to eight individual restaurants, and Regional Vice Presidents support eight to ten District Managers. Each store is assigned to both a restaurant and a retail District Manager and each District is assigned to both a restaurant and a retail Regional Vice President. The various levels of restaurant and retail management work closely together.

         The store management recruiting and training program begins with an evaluation and screening process. In addition to multiple interviews and background and experience verification, Cracker Barrel conducts testing which is designed to identify those applicants most likely to be best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of eight weeks of in-store training and three weeks of training at Cracker Barrel's corporate facilities. This program allows new managers the opportunity to become familiar with Cracker Barrel operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility. Cracker Barrel provides its managers with ongoing training through its various management development classes. Additionally, the Company is developing and implementing internet-based computer-assisted instruction capability to train both hourly and management staff consistently at all locations.

         Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to price and other material terms of most food purchases. Cracker Barrel is a party to a prime vendor contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; and Belcamp, Maryland. This vendor's contract pricing terms were adjusted in July 2000, and the contract will remain in effect until both parties mutually modify it in writing or until terminated by either Cracker Barrel or the distributor upon 180 days written notice to the other party. Cracker Barrel purchases the majority of its food products and restaurant supplies on a cost-plus basis through its unaffiliated distributor. The distributor is responsible for placing food orders and warehousing and delivering food products to Cracker Barrel's stores. Deliveries generally are made once per week to the individual stores. Certain perishable food items are purchased locally by Cracker Barrel stores.

         Three food categories (beef, pork and poultry) account for the largest shares of Cracker Barrel's food purchasing expense at approximately 14%, 14% and 13% each, respectively. The single food item within these categories accounting for the largest share of Cracker Barrel's food purchasing expense is chicken tenderloin. Cracker Barrel presently purchases its beef through six vendors, pork through ten vendors, and poultry through ten vendors. Cracker Barrel purchases its chicken tenderloin through seven vendors. Should any food items from these vendors become unavailable, management is of the opinion that these food items could be obtained in sufficient quantities from other sources at competitive prices.

         The majority of retail items (approximately 65% in fiscal 2002) are centrally purchased directly by Cracker Barrel from domestic and international retail vendors and warehoused at the Company's owned Lebanon distribution center. The distribution center fulfills retail item orders generated by Cracker Barrel's automated replenishment system and generally ships the retail orders once a week to the individual stores. Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly from Cracker Barrel's vendors to its stores. The distribution center is a 367,200 square foot warehouse facility with 36 foot ceilings and 170 bays, and includes an additional 13,800 square feet of office and maintenance space. The facility originally was built in 1993 and expanded in 1996.

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

         Guest Satisfaction: Cracker Barrel is committed to providing its guests a home-style, country-cooked meal, served with genuine hospitality in a comfortable environment, in a way that evokes memories of the past. The concept's commitment to offering guests a quality experience begins with its employees. Its mission statement, "Pleasing People", means all people, guests and employees alike, and the Company's employees are trained and reinforced on the importance in a culture of mutual respect. Cracker Barrel also is committed to staffing each store with an experienced management team to ensure attentive customer service and consistent food quality. Through the regular use of guest surveys and store visits by its District Managers and Regional Vice Presidents, management receives valuable feedback, which it uses in its ongoing efforts to improve the stores and to demonstrate Cracker Barrel's continuing commitment to pleasing its guests.

         Marketing: Outdoor advertising (i.e., billboards) is the primary advertising medium utilized to reach consumers in the primary trade area for each Cracker Barrel store and also to reach interstate travelers and tourists. Outdoor advertising accounted for approximately 50% of advertising expenditures in fiscal 2002. In recent years Cracker Barrel has utilized other types of media, such as radio and print, in its core markets to maintain customer awareness, and outside of its core markets to increase name awareness and to build brand loyalty. Cracker Barrel defines its core markets based on geographic location, longevity in the market and name awareness in each market. Cracker Barrel plans to maintain its overall advertising spending at approximately 2% of Cracker Barrel's net sales in fiscal 2003, as it has since fiscal 2000. Outdoor advertising should continue to represent approximately 50% of advertising expenditures in fiscal 2003. New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume, after which time a full marketing plan is implemented.

Logan's Roadhouse
-----------------

         Store Format: Logan's restaurants are constructed of rough-hewn cedar siding in combination with bands of corrugated metal outlined in red neon. Interiors are decorated with murals and other artifacts depicting scenes or billboard advertisements reminiscent of American roadhouses of the 1930s and 1940s, concrete and wooden planked floors and neon signs. The lively, upbeat, friendly, relaxed atmosphere seeks to appeal to families, couples, single adults and business persons. The restaurants feature display cooking and an old-fashioned meat counter displaying ribs and hand-cut steaks, and also include a spacious, comfortable bar area. While dining or waiting for a table, guests may eat complimentary roasted in-shell peanuts and toss the shells on the floor, and watch as cooks prepare steaks and other entrees on gas-fired mesquite grills.

         Products: Logan's restaurants offer a wide variety of items designed to appeal to a broad range of consumer tastes. Specialty appetizers include hot wings "roadhouse-style", baby back ribs basket and "roadhouse" nachos. Logan's dinner menu features an assortment of specially seasoned USDA choice steaks, extra-aged, and cut by hand on premises. Guests also may choose from slow-cooked baby back ribs, seafood, mesquite grilled shrimp, mesquite grilled pork chops, grilled chicken and an assortment of hamburgers, salads and sandwiches. All dinner entrees include dinner salad, made-from-scratch yeast rolls and a choice of brown sugar and cinnamon sweet potato, baked potato, mashed potatoes, steamed vegetables, fries or rice pilaf at no additional cost. Logan's express lunch menu provides specially priced items to be served in less than 15 minutes. All lunch salads are served with made-from-scratch yeast rolls, and all lunch sandwiches are served with home-style potato chips at no additional cost. Prices range from $4.79 to $8.79 for lunch items and from $4.99 to $17.99 for dinner entrees. Logan's generally targets to achieve value parity or advantage relative to key competitors, especially on comparable menu items. The average check per customer for fiscal 2002 was $11.41. Logan's adjusts its prices from time to time and increased menu prices approximately 1% in July 2002. Approximately 9% of Logan's net sales in fiscal 2002 were from alcoholic beverages.

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

         Restaurant Management and Quality Controls: Restaurant management typically consists of a general manager, one kitchen manager and four assistant managers who are responsible for approximately 75 hourly employees. Each restaurant employs a skilled meat-cutter to cut steaks from USDA choice beef. The general manager of each restaurant is responsible for the day-to-day operations of the restaurant, including maintaining the standards of quality and performance established by Logan's corporate management. The relative complexity of operating a Logan's restaurant requires an effective management team at the individual restaurant level. As a motivation to restaurant managers to increase revenues and operational efficiency, Logan's has a bonus plan that rewards managers for improving sales and profits, achieving Logan's standard of guest satisfaction as measured through the secret shopper program, and achieving key operating costs targets. Management believes that having five to six managers in its restaurants contributes to the attentive service and high quality food. Logan's restaurant management teams typically are comprised of two non-management employees promoted into management positions who therefore fully understand the Logan's concept, and three to four managers with high levels of previous management experience. To assure that individual restaurants are operated at a high level of quality, Logan's has Regional Managers to support individual restaurant managers, three Regional Directors and one Vice President of Operations to support individual Regional Managers. Each Regional Manager supports 4 to 5 individual restaurants, and each Regional Director supports 7 to 8 Regional Managers. Through regular visits to the restaurants, the Vice President of Operations, the Regional Directors and the Regional Managers ensure that the Logan's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

         In November 2000 Logan's opened a modern training facility in Nashville, Tennessee to support and improve the training of new management candidates.

         Logan's requires that its restaurant managers have significant experience in the full-service restaurant industry. All new managers are required to complete a comprehensive ten-week training course. This course is comprised of eight weeks of training at a Logan's restaurant and two weeks of classroom training conducted at the Logan's training facility in Nashville. The entire course emphasizes the Logan's operating strategy, procedures and standards. Logan's also has a specialized training program required for managers and hourly service employees on responsible alcohol service.

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

         The single food category accounting for the largest share (approximately 35%) of Logan's food purchasing expense is beef. Steaks are hand-cut on the premises. Logan's presently purchases its beef through one supply contract. Should any beef items from this supplier become unavailable for any reason, management believes that such items could be obtained in sufficient quantities from other sources at competitive prices.

         Cost and Inventory Controls: Management closely monitors sales, product costs and labor at each of its restaurants. Weekly restaurant operating results are analyzed by management to detect trends at each location, and negative trends are promptly addressed. Financial controls are maintained through management of an accounting and information management system that is implemented at the restaurant level. Administrative and management staff prepare daily reports of sales, labor and customer counts. On a weekly basis, condensed operating statements are compiled by the accounting department and provide management a detailed analysis of sales, product and labor costs, with a comparison to budget and prior year performance. These systems also are used in the development of budget analyses and planning.

         Guest Satisfaction: Logan's is committed to providing its guests prompt, friendly, efficient service, keeping table-to-server ratios low and staffing each restaurant with an experienced management team to ensure attentive guest service and consistent food quality. Through the regular use of marketing research, guest feedback to the managers while in the restaurant and an independently run "secret shoppers" program, management receives valuable feedback, which it uses to improve restaurants and demonstrate a continuing interest in guest satisfaction.

         Marketing: Logan's employs an advertising and marketing strategy designed to establish and maintain a high level of name recognition and to attract new customers. Logan's primarily uses radio advertising in selected markets. Management's goal is to develop a sufficient number of restaurants in certain markets to permit the cost-efficient use of television, radio and outdoor advertising. Logan's currently spends approximately 1.3% to 1.7% of its net sales on advertising. Logan's also engages in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs, in order to increase public awareness of Logan's restaurants. Logan's also has numerous tie-ins with the National Football League's Tennessee Titans, including two concession facilities (named "Logan's Landing") inside Nashville, Tennessee's Coliseum and various promotions during and around the games as well as other events, such as home football games for Tennessee State University. Additionally, Logan's peanuts are sold at the Gaylord Entertainment Center, home of the Nashville Predators of the National Hockey League.

         Franchising: Prior to the Company acquiring Logan's Roadhouse, Inc., Logan's entered into three area development agreements and accompanying franchise agreements. Subsequent to the acquisition, Logan's terminated one of the area development agreements. Franchisees operate 12 Logan's restaurants in 4 states, and they have rights under the existing agreements, subject to development terms, conditions and timing requirements, to open up to 15 additional locations in those same states plus parts of Oregon. Certain of the agreements provide for the possible acquisition of the franchise locations by Logan's under specified terms. Management currently is not planning any other future franchising opportunities beyond the current development agreements.

EXPANSION

         The Company opened the following 20 new Cracker Barrel stores in fiscal 2002:

Interstate  10  (1) Gulfport, Mississippi
Interstate  59  (1) Ft. Payne, Alabama
Interstate  75  (1) Dry Ridge, Kentucky
Interstate 275  (1) St. Petersburg, Florida
Interstate 385  (1) Simpsonville, South Carolina
Interstate 675  (1) Centerville, Ohio
Destination     (2) Rehoboth Beach, Delaware and Destin, Florida
Off Interstate (12) Decatur and Mobile, Alabama; Clermont and Leesburg, Florida;
                    Bloomington, Indiana; Danville, Kentucky; Mt. Laurel, New Jersey; Greenville, North Carolina; Sandusky, Ohio; Pittsburg, Pennsylvania; Greenwood, South Carolina; and Alcoa, Tennessee

         The Company plans to open 23 new Cracker Barrel stores during fiscal 2003, of which the following four of those stores are already open:

Interstate  40  (1) Morrisville, North Carolina
Interstate 275  (1) Milford, Ohio
Off Interstate  (2) Tampa, Florida and Athens, Georgia

         The Company opened the following 9 new Logan's restaurants in fiscal 2002:

Indiana     (2)   Evansville and Mishawaka
Ohio        (2)   Mansfield and Reynoldsburg
Michigan    (1)   Grandville
Mississippi (1)   Tupelo
Missouri    (1)   Cape Girardeau
Tennessee   (1)   Gallatin
Virginia    (1)   Lynchburg

         The Company plans to open twelve new Logan's restaurants during fiscal 2003, of which the following five restaurants are already open:

Tennessee   (2)   Chattanooga and Smyrna
Indiana     (1)   Ft. Wayne
Michigan    (1)   Walker
Texas       (1)   Beaumont

         Prior to committing to a new location, Cracker Barrel and Logan's perform extensive reviews of various available sites, gathering cost, demographic, traffic and other data. This information is analyzed by computer models to help with the decision on building at a new location. Cracker Barrel and Logan's utilize in-house engineers to consult on architectural plans, develop engineering plans and oversee new construction. Cracker Barrel and Logan's are currently engaged in the process of seeking and selecting new sites, negotiating purchase or lease terms and developing chosen sites.

         It traditionally has been the Company's strategy to own its properties. However, on July 31, 2000, the Company's Cracker Barrel subsidiary completed a sale-leaseback transaction involving 65 of its owned Cracker Barrel stores, and in recent years it has made greater use of ground leases for real estate acquisitions. The sale-leaseback transaction was for an initial term of 21 years plus up to 20 additional years of options. New leases typically have base terms of ten to fifteen years with renewal options at pre-determined rates for another fifteen to twenty years. Of the 461 Cracker Barrel stores open as of October 25, 2002, the Company owns 344, while the other 117 properties are either ground leases or ground and building leases. Based on recent and projected new store development, the average cost for a new Cracker Barrel store is approximately $850,000 to $1,025,000 for land on purchased sites and development cost of $2,200,000 to $2,300,000, including approximately $610,000 in furniture, fixtures and equipment. In addition, approximately $320,000 is budgeted for pre-opening expenses. The current Cracker Barrel store prototype is approximately 10,000 square feet with 194 seats in the restaurant and 2,200 square feet in the retail gift shop. The Company typically projects that a new Cracker Barrel store will generate annual sales of approximately $4,150,000 to $4,200,000 and mature operating cash flow before rent of approximately 19% of sales. The Company plans, for the foreseeable future, to open a higher percentage of leased units than purchased units.

         Of the 101 Logan's restaurants open as of October 25, 2002, 12 are franchised restaurants. Of the remaining 89 Logan's restaurants, the Company owns 49. The other 41 restaurants are ground leases. The average cost for a new Logan's, based on recent and projected new restaurant development, is approximately $750,000 to $900,000 for land on purchased sites and $2,000,000 to $2,200,000 for development cost, including approximately $510,000 in furniture, fixtures and equipment. In addition, pre-opening expenses of approximately $130,000 are budgeted. The current Logan's restaurant prototype is approximately 8,060 square feet with 277 seats, including 19 seats at the bar. The Company typically projects annual sales for a new Logan's restaurant of approximately $3,000,000 to $3,100,000 and mature operating cash flow before rent of approximately 20% of sales. The Company's plans reflect a higher percentage of leased units than purchased units for the foreseeable future.

EMPLOYEES

         As of August 2, 2002, CBRL Group, Inc. employed 21 people, of whom 8 were in advisory and supervisory capacities, and 6 were officers of the Company. Cracker Barrel employed 53,667 people, of whom 405 were in advisory and supervisory capacities, 2,790 were in store management positions and 28 were officers. Logan's employed 7,209 people, of whom 54 were in advisory and supervisory capacities, 482 were in restaurant management positions and 4 were officers. Many of the restaurant personnel are employed on a part-time basis. Competition for and availability of qualified new employees has become more difficult in recent years, contributing to increases in store labor expenses. None of the employees of the Company or its subsidiaries are represented by any union, and management considers its employee relations to be good.

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

         There are many restaurant companies catering to the public some of which are substantially larger and have greater financial and marketing resources than those of the Company and which compete directly and indirectly in all areas in which the Company operates.

TRADEMARKS

         Cracker Barrel through its affiliate, CBOCS General Partnership, owns certain registered copyrights and trademarks relating to the name "Cracker Barrel Old Country Store", as well as its logo, menus, designs of buildings, general trade dress and other aspects of operations. Logan's owns or has applied for certain registered copyrights and trademarks relating to the name "Logan's Roadhouse", as well as its logo, menus, designs of buildings, general trade dress and other aspects of operations. The Company believes that the use of these names have value in maintaining the atmosphere and public acceptance of its mode of operations. The Company's policy is to obtain registration of its copyrights and trademarks whenever possible and to pursue vigorously any infringement of its copyrights and trademarks.

RESEARCH AND DEVELOPMENT

         While research and development are important to the Company, these expenditures have not been material due to the nature of the restaurant and retail industry.

SEASONAL ASPECTS

         Historically the profits of the Company have been lower in the second fiscal quarter than in the first and third fiscal quarters and highest in the fourth fiscal quarter. Management attributes these variations primarily to the decrease in interstate tourist traffic during the winter months and the increase in interstate tourist traffic during the summer months. In the second quarter of fiscal 2002, the Company benefited from unusually mild winter weather. The Company's retail sales historically have been highest in the Company's second fiscal quarter, which includes the Christmas holiday season.

SEGMENT REPORTING

         The Company has one reportable segment. See Notes 2 and 8 to the consolidated financial statements contained in the 2002 Annual Report incorporated by reference in Part II of this Annual Report on Form 10-K for more information on segment reporting.

WORKING CAPITAL

         In the restaurant industry, substantially all sales are either for cash or credit card. Like most other restaurant companies, the Company is able to, and may from time to time, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor now are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory.

ITEM 2. PROPERTIES

         The Company's corporate headquarters are located on approximately 10 acres of land owned by the Company in Lebanon, Tennessee. The Company utilizes 10,000 square feet of office space for its corporate headquarters.

         The Cracker Barrel Old Country Store, Inc. corporate headquarters and warehouse facilities are located on approximately 120 acres of land owned by Cracker Barrel Old Country Store, Inc. in Lebanon, Tennessee. Cracker Barrel utilizes approximately 110,000 square feet of office space for its corporate headquarters and decorative fixtures warehouse and 367,200 square feet of warehouse facilities and an additional 13,800 square feet of office and maintenance space for its retail distribution center.

         The Logan's Roadhouse, Inc. corporate headquarters and training facility are located in approximately 31,000 square feet of office space in Nashville, Tennessee, under a lease expiring on April 1, 2010.

         Cracker Barrel Old Country Store, Inc. opened a retail-only mall store, named "The Store," in a regional mall in Nashville, Tennessee in July 1999 to test this growth opportunity to leverage the Cracker Barrel's merchandising and logistical expertise. The retail-only mall store is leased and is presently considered a research and development site.

      In addition to the various corporate facilities, 20 properties owned or leased for future development, Cracker Barrel's retail-only mall store and 12 parcels of excess real property and improvements including two leased properties, which the Company intends to dispose of, the Company owns or leases the following Cracker Barrel and Logan's store properties as of October 25, 2002:


State                       Cracker Barrel      Logan's        Combined
-----                       --------------   -------------   -------------
                            Owned   Leased   Owned  Leased   Owned  Leased
                            -----   ------   -----  ------   -----  ------
Tennessee                     29      10       11      4       40     14
Florida                       34       4        4      1       38      5
Texas                         23       4        6     10       29     14
Georgia                       23       6        5      2       28      8
Ohio                          20       8        1      2       21     10
Indiana                       17       5        5      3       22      8
Alabama                       14       8        5      2       19     10
Kentucky                      16       8        -      5       16     13
North Carolina                19       6        -      -       19      6
Michigan                      13       2        2      6       15      8
Virginia                      15       1        6      1       21      2
Illinois                      21       1        -      -       21      1
South Carolina                11       6        -      -       11      6
Pennsylvania                   8       7        -      -        8      7
Louisiana                      7       2        3      2       10      4
Missouri                      11       2        -      1       11      3
Mississippi                    8       3        -      1        8      4
Arkansas                       4       6        -      -        4      6
Arizona                        2       7        -      -        2      7
New York                       7       1        -      -        7      1
West Virginia                  3       4        -      1        3      5
Oklahoma                       4       2        -      -        4      2
Kansas                         4       1        -      -        4      1
New Jersey                     2       3        -      -        2      3
Wisconsin                      5       -        -      -        5      -
Colorado                       3       1        -      -        3      1
Maryland                       3       1        -      -        3      1
Iowa                           3       -        -      -        3      -
Massachusetts                  -       3        -      -        -      3
New Mexico                     2       1        -      -        2      1
Utah                           3       -        -      -        3      -
Connecticut                    1       1        -      -        1      1
Minnesota                      2       -        -      -        2      -
Montana                        2       -        -      -        2      -
Nebraska                       1       1        -      -        1      1
Delaware                       -       1        -      -        -      1
Idaho                          1       -        -      -        1      -
New Hampshire                  1       -        -      -        1      -
North Dakota                   1       -        -      -        1      -
Rhode Island                   -       1        -      -        -      1
South Dakota                   1       -        -      -        1      -

Total                        344     117       48     41      394     156

         See "Business-Operations" and "Business-Expansion" for additional information on the Company's stores.

ITEM 3.  LEGAL PROCEEDINGS

         The Company's Cracker Barrel Old Country Store, Inc. subsidiary ("Cracker Barrel") is involved in certain lawsuits, four of which are filed by the same plaintiffs' attorneys, among others, and are not ordinary routine litigation incidental to its business: Serena McDermott and Jennifer Gentry v. Cracker Barrel Old Country Store, Inc., 4:99 -CV-0001-HLM, a collective action under the federal Fair Labor Standards Act ("FLSA"), was served on Cracker Barrel on May 3, 1999; Kelvis Rhodes, Maria Stokes et al. v. Cracker Barrel Old Country Store, Inc., 4:99-CV-217-HLM, an action under Title VII of the Civil Rights Act of 1964 and Section 1981 of the Civil Rights Act of 1866, was served on Cracker Barrel on September 15, 1999; Flounice Stanley, Calvin Slack et al.
v. Cracker Barrel Old Country Store, Inc., 4:01-CV-326-HLM, a collective action under the FLSA, was served on Cracker Barrel on April 12, 2002; and the National Association for the Advancement of Colored People ("NAACP"), Betty Thomas et al. v. Cracker Barrel Old Country Store, Inc., 4:01-CV-325-HLM, an action under Title II of the Civil Rights Act of 1964 and Section 1981 of the Civil Rights Act of 1866, was served on Cracker Barrel on April 12, 2002. All of these cases are filed, and are pending, in the United States District Court for the Northern District of Georgia, Rome Division.

         The McDermott case alleges that certain tipped hourly employees were required to perform excessive non-serving duties without being paid the minimum wage or overtime compensation for that work and that certain hourly employees were required to wait "off the clock," without pay for the wait. The McDermott case seeks recovery of unpaid wages and overtime wages related to those claims. On March 17, 2000, the Court granted the plaintiffs' motion in the McDermott case to send notice to a provisional class of plaintiffs, defined as all persons employed as servers and all second-shift hourly employees at Cracker Barrel Old Country Store restaurants since January 4, 1996, and 10,838 potential plaintiffs filed "opt-in" forms to the McDermott case. The Court could subsequently amend the definition of the collective group, and if amended, the scope of the collective action could either be reduced or increased or, if appropriate, the Court could dismiss the collective aspects of the case entirely. In that last situation, each opt-in plaintiff would have to decide whether or not to pursue an independent action. Extensive discovery with respect to the merits of individual claims, scheduled through December 2002, is being conducted in the McDermott case. Motions with respect to class certification and other issues are expected to be made in early 2003.

         The Rhodes case seeks certification as a company-wide class action, a declaratory judgment to redress an alleged systemic pattern and practice of racial discrimination in employment opportunities, an order to effect certain hiring and promotion goals and back pay and other related monetary damages. In May 2002, the Rhodes plaintiffs filed a motion for class certification proposing a class of all current and former employees and applicants for employment who might have suffered discrimination in hiring, promotion, job assignment and cross-training. The briefing process on class certification has been completed, and this matter awaits ruling by the Court. No collective group has been finally certified in the McDermott case, and no class has yet been certified in the Rhodes case. Liquidated damages equal to the actual damages are sought in the McDermott and the Stanley cases.

         The Stanley case is a purported collective action filed by current and former employees asserting three claims based upon alleged violations of the
FLSA: (1) that Personal Achievement Responsibility (PAR) IV level employees are routinely required to perform quasi-managerial duties or duties related to training without receiving minimum wage or overtime compensation for that work,
(2) that employees classified as trainers routinely work off the clock to prepare for training sessions at home or on store premises and to conduct pre-training activities, and (3) that store opener employees were mis-classified as salaried exempt and are due overtime compensation. Plaintiffs seek unpaid compensation and back pay, liquidated damages, prejudgment interest, attorneys' fees and costs, and unspecified injunctive relief. No express amount of monetary damages is claimed in the Stanley case and no substantial discovery has taken place in that case.

         The NAACP/Thomas case is an alleged race discrimination class action filed by the NAACP and customers of Cracker Barrel alleging that Cracker Barrel has a pattern and practice of race-based discriminatory treatment of African-American customers and white customers when accompanied by African-American customers, and seeking certification of a class action. Plaintiffs and their counsel have denied that they seek to recover compensatory damages, instead claiming to seek only nominal, actual and punitive damages. Plaintiffs also seek unspecified declaratory and injunctive relief and have demanded an award of punitive and nominal damages in the amount of $100 million, plus reasonable attorneys' fees and costs. On August 16, 2002, the Magistrate Judge entered a Report and Recommendation that the District Court grant defendant's Rule 23(c) Motion and, as a matter of law, deny plaintiffs' Request for Class Certification. The plaintiffs filed an objection to the Magistrate Judge's Report and Recommendation, and Cracker Barrel filed a response to that objection. On October 1, 2002, the District Court issued its ruling, based on the law and the facts, granting defendant's Rule 23 (c) Motion for Denial of Class Certification, adopting the Magistrate Judge's Report and Recommendation and overruling the plaintiffs' objections to the Report and Recommendation. The failure of plaintiffs to comply with the Court's time deadline was stated as an alternative ground for accepting the Magistrate Judge's Report and Recommendation.

         In August 2002, Cracker Barrel received a letter from the Department of Justice ("DOJ") informing Cracker Barrel that it was the subject of a DOJ investigation pursuant to Title II of the Civil Rights Act of 1964. On August 20, 2002, DOJ sent a request for information to Cracker Barrel seeking basic information about locations of restaurants and broad based data about customer complaints and company policies. The DOJ is empowered to investigate matters under Title II of the Civil Rights Act of 1964, and Cracker Barrel is in the process of gathering information to provide to the DOJ. Pursuant to Title II, DOJ remedies are limited to injunctive or preventive relief. Remedies for public accommodation claims typically relate to implementation or revision of policies and procedures for responding to, and methods for monitoring, customer complaints. If the Company and DOJ were not able to agree informally to resolve any concerns raised, then the DOJ could seek to intervene in the pending action. It is not possible at this time to provide an opinion as to how likely it is that the DOJ will have any concerns or will pursue them in court, or as to any other likely outcome of the investigation.

         Cracker Barrel believes it has substantial defenses to the claims made in each of these cases, and it is defending each of these cases vigorously. Because discovery has not been completed to date, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases or the investigation can be determined at this time. The Company has established a reserve of $3.5 million with respect to the McDermott case based on offers of judgment to those plaintiffs. None of those offers of judgement was accepted. With the exception of that reserve, no provision for any potential liability has been made in the consolidated financial statements of the Company with respect to these lawsuits or the DOJ investigation. In the event of an unfavorable result in any of these cases or in the DOJ investigation, the Company's results of operations and financial condition could be materially and adversely affected.

         In addition to the litigation and investigation described in the preceding paragraphs, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the Company's consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers of the Registrant
------------------------------------

     The following table sets forth certain information concerning the executive officers of the Company, as of September 27, 2002:
Name                              Age        Position with Registrant
----                              ---        ------------------------

Dan W. Evins                       67        Chairman of the Board

Michael A. Woodhouse               57        President & Chief Executive Officer
                                             of the Company and CEO of Cracker
                                             Barrel Old Country Store, Inc.

Lawrence E. White                  52        Senior Vice President, Finance
                                             & Chief Financial Officer

James F. Blackstock                55        Senior Vice President,
                                             General Counsel and Secretary

Norman J. Hill                     60        Senior Vice President, Human
                                             Resources

Donald M. Turner                   54        President and Chief Operating
                                             Officer of Cracker Barrel Old
                                             Country Store, Inc.

David L. Gilbert                   45        Chief Administrative Officer of
                                             Cracker Barrel Old Country
                                             Store, Inc.

Peter W. Kehayes                   45        President and Chief Operating
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

         Prior to his employment with the Company in January 1999, Mr. Woodhouse was Senior Vice President of Finance and Chief Financial Officer of Cracker Barrel Old Country Store, Inc. since December 1995. Since August 2001 he now also serves as CEO of Cracker Barrel Old Country Store, Inc.

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

         Prior to his employment with the Company in January 2002, Mr. Hill was Senior Vice President of Human Resources for Cracker Barrel Old Country Store, Inc. since October 1996.

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

         Prior to his employment with Cracker Barrel Old Country Store Inc. in July 2001, Mr. Gilbert was with Shoney's Inc. serving as its Executive Vice President and Chief Administrative Officer from January 1999 to July 2001 and its Senior Vice President of Real Estate from January 1998 to January 1999. Mr. Gilbert was with Applebee's International (successor to Restaurant Concepts, Inc. by merger) serving as its Executive Director of Development from 1995 to January 1998 and its Director of Development and Purchasing from 1989 to 1995.

         Mr. Kehayes joined Logan's in August 1997, where he served as Senior Vice President of Operations from October 1997 until his promotion to President and Chief Operating Officer in April 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market (National Market System) ("Nasdaq") under the symbol CBRL. There were 15,923 shareholders of record as of September 27, 2002.

         The table "Market Price and Dividend Information" on page 20 of the 2002 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The table "Selected Financial Data" on page 20 of the 2002 Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following portions of the 2002 Annual Report are incorporated herein by this reference:

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 25.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following portion of the 2002 Annual Report is incorporated herein by this reference:

         Management's Discussion and Analysis of Financial Condition and Results of Operations on page 24.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following portions of the 2002 Annual Report are incorporated herein by this reference:

         Consolidated Financial Statements and Independent Auditors' Report on pages 26 through 36.

         Quarterly Financial Data (Unaudited) on page 35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors of the Company is incorporated herein by this reference to the section entitled "Proposal 1: Election of Directors" in the 2002 Proxy Statement. The information required by this item with respect to executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by this reference to the sections entitled "Board of Directors and Committees" and "Executive Compensation" in the 2002 Proxy Statement. The matters labeled "Report of the Compensation and Stock Option Committee" and "Shareholder Return Performance Graph" shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated herein by this reference to the sections entitled "Stock Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by this reference to the section entitled "Certain Transactions" in the 2002 Proxy Statement.

ITEM 14.   CONTROLS AND PROCEDURES

         Under transition provisions contained in the final rules adopted by the Securities and Exchange Commission relating to, among other things, the evaluation of the Company's disclosure controls and procedures, the Company is not required to perform the evaluation of its disclosure controls and procedures for purposes of this Report. Accordingly, the required disclosure related to such final rules is not applicable to the Company.

                                     PART IV

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

      A.  List of documents filed as part of this report:

          1. The following Financial Statements and the Report of Deloitte & Touche LLP on pages 26 through 36 of the 2002 Annual Report are incorporated herein by this reference:

              Independent Auditors' Report dated September 12, 2002

              Consolidated Balance Sheet as of August 2, 2002 and August 3, 2001

              Consolidated Statement of Income for each of the three fiscal years ended August 2, 2002, August 3, 2001 and July 28, 2000

              Consolidated Statement of Changes in Shareholders' Equity for
                   each of the three fiscal years ended August 2, 2002, August 3, 2001 and July 28, 2000

              Consolidated Statement of Cash Flows for each of the three fiscal years ended August 2, 2002, August 3, 2001 and July 28, 2000

              Notes to Consolidated Financial Statements

          2. The exhibits listed in the accompanying Index to Exhibits on pages 18 and 19 are filed as part of this annual report.

      B.  Reports on Form 8-K:

              On June 20, 2002, the Company furnished a Current Report on Form 8-K, Item 9 to report the Company's quarter-to-date information on current sales trends and reaffirm its earnings guidance for the fourth fiscal quarter and full fiscal year, all as had been announced by a press release on June 20, 2002.

              On July 11, 2002, the Company furnished a Current Report on Form 8-K, Item 9 to report the effectiveness of the Company's Registration Statement on Form S-3, as amended, relating to the resale by holders of its zero-coupon senior convertible notes ("Notes") due 2032, shares of CBRL common stock issuable upon conversion and/or redemption of the Notes and guarantees of the Notes by its subsidiaries, all as had been announced by a press release on July 11, 2002. In addition, the Company reported the completion of its 1.5 million share repurchase authorization and the authorization of a new 1.0 million share repurchase program, all as had been announced by a press release on July 11, 2002.

              On July 18, 2002, the Company furnished a Current Report on Form 8-K, Item 9 to report the Company's quarter-to-date information on current sales trends and reaffirm its earnings guidance for the fourth fiscal quarter and full fiscal year, all as had been announced by a press release on July 18, 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cracker Barrel Old Country Store, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CBRL GROUP, INC.


By:  /s/Michael A. Woodhouse                By:   /s/Patrick A. Scruggs
     ---------------------------                  -----------------------------
     Michael A. Woodhouse                         Patrick A. Scruggs
     President and CEO                             Assistant Treasurer
     (Principal Executive Officer)                (Principal Accounting Officer)

By:  /s/Lawrence E. White
     ----------------------------
     Lawrence E. White
     Senior Vice President, Finance and CFO
     (Principal Financial Officer)

Date:  October 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/Robert V. Dale                      /s/B.F. Lowery
---------------------------------      ---------------------------------
Robert V. Dale, Director               B. F. Lowery, Director

Date: October 25, 2002                 Date: October 25, 2002
      ---------------------------            ---------------------------

/s/Dan W. Evins                        /s/Gordon L. Miller
---------------------------------      ---------------------------------
Dan W. Evins, Director                 Gordon L. Miller, Director

Date: October 25, 2002                 Date: October 25, 2002
      ---------------------------            ---------------------------

/s/Edgar W. Evins                      /s/Martha M. Mitchell
---------------------------------      ---------------------------------
Edgar W. Evins, Director               Martha M. Mitchell, Director

Date: October 25, 2002                 Date: October 25, 2002
      ---------------------------            ---------------------------

/s/Robert C. Hilton                   /s/Jimmie D. White
---------------------------------     ----------------------------------
Robert C. Hilton, Director            Jimmie D. White, Director

Date: October 25, 2002                 Date: October 25, 2002
      ----------------------------           ---------------------------

/s/Charles E. Jones, Jr.              /s/Michael A. Woodhouse
----------------------------------    ----------------------------------
Charles E. Jones, Jr., Director       Michael A. Woodhouse, Director

Date: October 25, 2002                Date: October 25, 2002
      ----------------------------          ----------------------------

/s/Charles T. Lowe, Jr.
----------------------------------
Charles T. Lowe, Jr., Director

Date: October 25, 2002
      ----------------------------

                                 CERTIFICATIONS
                                 --------------

I, Michael A. Woodhouse certify that:

     1.  I have reviewed this annual report on Form 10-K of CBRL Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         Date: October 25, 2002

         /s/ Michael A. Woodhouse
         -----------------------------------
         Michael A. Woodhouse, President and
         Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Lawrence E. White certify that:

     1.  I have reviewed this annual report on Form 10-K of CBRL Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         Date: October 25, 2002

         /s/ Lawrence E. White
         ----------------------------------------
         Lawrence E. White, Senior Vice President, Finance and
         Chief Financial Officer

                                                    INDEX TO EXHIBITS

Exhibit

3(I), 4(a)     Charter (1)

3(II), 4(b)    Bylaws (1)

4(c)           Shareholder Rights Agreement dated 9/7/1999 (2)

4(d) Registration Rights Agreement, dated as of April 3, 2002, by and among the Company, the Guarantors (as defined therein), and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (3)

4(e) Indenture, dated as of April 3, 2002, among the Company, the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee, relating to the Company's zero-coupon convertible senior notes (3)

4(f) Form of Certificate for the Company's zero-coupon convertible senior notes (included in the Indenture filed as Exhibit 4(e) hereof) (3)

4(g) Form of Guarantee of the Company's zero-coupon convertible senior notes (included in the Indenture filed as Exhibit 4(e) hereof) (3)

10(a) Credit Agreement dated 2/16/1999, relating to the $50,000,000 Term Loan and the $300,000,000 Revolving Credit Facility (4)

10(b)          First Amendment to Credit Agreement dated 7/29/1999 (4)

10(c)          Second Amendment to Credit Agreement dated 9/29/1999 (4)

10(d)          Third Amendment to Credit Agreement dated 2/29/2000 (5)

10(e)          Fourth Amendment to Credit Agreement dated 9/12/2001 (6)

10(f) Lease dated 8/27/1981 for lease of Macon, Georgia, store between Cracker Barrel Old Country Store, Inc. and B. F. Lowery, a director of the Company (7)

10(g)          The Company's 1987 Stock Option Plan, as amended (8)

10(h) The Company's Amended and Restated Stock Option Plan, as amended (4)

10(i)          The Company's 2000 Non-Executive Stock Option Plan

10(j) The Company's Non-Employee Director's Stock Option Plan, as amended (9)

10(k) The Company's Non-Qualified Savings Plan, effective 1/1/1996, as amended (8)

10(l)          The Company's Deferred Compensation Plan, effective 1/1/1994 (7)

10(m) Executive Employment Agreement executed January 15, 2002 between Dan W. Evins and the Company (3)

10(n) Executive Employment Agreement executed July 25, 2002 between Michael A. Woodhouse and the Company

10(o) Executive Employment Agreement executed February 21, 2002 among Peter W. Kehayes, the Company and Logan's Roadhouse, Inc. (3)

10(p)          Change-in-control Agreement for Dan W. Evins dated 10/8/1999 (4)

10(q)          Change-in-control Agreement for Michael A. Woodhouse dated
               10/8/1999 (4)

10(r)          Change-in-control Agreement for Lawrence E. White dated
               10/8/1999 (4)

10(s)          Change-in-control Agreement for James F. Blackstock dated
               10/8/1999 (4)

10(t)          Change-in-control Agreement for Norman J. Hill dated 10/13/1999

10(u)          Change-in-control Agreement for Donald M. Turner dated
               12/6/1999 (6)

10(v)          Change-in-control Agreement for David L. Gilbert dated 10/3/2001

10(w)          Change-in-control Agreement for Peter W. Kehayes dated 10/8/1999

10(x) Master Lease dated July 31, 2000 between Country Stores Property I, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 21 Cracker Barrel Old Country Store(R) sites (5)

10(y) Master Lease dated July 31, 2000 between Country Stores Property I, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 9 Cracker Barrel Old Country Store(R) sites*

10(z) Master Lease dated July 31, 2000 between Country Stores Property II, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 23 Cracker Barrel Old Country Store(R) sites*

10(aa) Master Lease dated July 31, 2000 between Country Stores Property III, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 12 Cracker Barrel Old Country Store(R) sites*

10(ab)         CBRL Group, Inc. Long-Term Incentive Plan Cover Letter (3)

10(ac)         CBRL Group, Inc. Long-Term Incentive Plan (3)

10(ad)         CBRL Group, Inc. Long-Term Incentive Summary Plan Description (3)

13 Pertinent portions, incorporated by reference herein, of the Company's 2002 Annual Report to Shareholders

21             Subsidiaries of the Registrant

23             Consent of Deloitte & Touche LLP

99             Sarbanes-Oxley Certifications

*Document not filed because essentially identical in terms and conditions to
Exhibit 10(u).

(1) Incorporated by reference to the Company's Registration Statement on Form S-4/A under the Securities Act of 1933 (File No. 333-62469).

(2) Incorporated by reference to the Company's Forms 8-K and 8-A under the Securities Exchange Act of 1934, filed September 21, 1999
        (File No. 000-25225).

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarterly period ended May 3, 2002 (File No. 000-25225).

(4) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 30, 1999 (File No. 000-25225).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 28, 2000 (File No. 000-25225).

(6) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 3, 2001 (File No. 000-25225).

(7) Incorporated by reference to the Company's Registration Statement on Form S-7 under the Securities Act of 1933 (File No. 2-74266).

(8) Incorporated by reference to the Company's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-45482).

(9) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 2, 1991 (File No. 0-7536).