Form 10-Q
period 2002-11-01
CBRL GROUP INC
filed 2002-12-06
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    (Mark One)

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended November 1, 2002

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Transition Period from ________ to _______.

                        Commission file number 000-25225

                                CBRL GROUP, INC.
                          (Exact Name of Registrant as
                            Specified in Its Charter)

        Tennessee                                                 62-1749513
-------------------------------                              -------------------
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


                        49,766,950 Shares of Common Stock
                      Outstanding as of November 29, 2002

                                     PART I

Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                  (Unaudited)

                                          November 1,              August 2,
                                             2002                    2002*
                                             ----                    ----
ASSETS
Current assets:
  Cash and cash equivalents                $  14,941              $  15,074
  Receivables                                  8,644                  8,161
  Inventories                                135,237                124,693
  Prepaid expenses                            15,257                 12,022
  Deferred income taxes                       11,632                 11,632
                                           ---------             ----------
     Total current assets                    185,711                171,582

Property and equipment - net                 998,806                984,817
Goodwill - net                                92,882                 92,882
Other assets                                  15,956                 14,550
                                          ----------             ----------

Total assets                              $1,293,355             $1,263,831
                                          ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $   68,570             $   73,806
  Accrued expenses                           170,583                159,276
  Current maturities of long-term debt
     and other long-term obligations              87                     87
                                          ----------             ----------
      Total current liabilities              239,240                233,169
                                          ----------             ----------

Long-term debt                               210,777                194,476
                                          ----------             ----------
Other long-term obligations                   53,115                 53,192
                                          ----------             ----------

Shareholders' equity:
  Preferred stock - 100,000,000 shares
    of $.01 par value authorized, no
    shares issued                                 --                     --
  Common stock - 400,000,000 shares of
    $.01 par value authorized, at
    November 1, 2002, 49,622,460 shares
    issued and outstanding and at
    August 2, 2002, 50,272,459 shares
    issued and outstanding                       496                    503

  Retained earnings                          789,727                782,491
                                          ----------             ----------
    Total shareholders' equity               790,223                782,994
                                          ----------             ----------

Total liabilities and shareholders'
  equity                                  $1,293,355             $1,263,831
                                          ==========             ==========

See notes to condensed consolidated financial statements.
(*) This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of August 2, 2002.



                              CBRL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share data)
                               (Unaudited)


                                                       Quarter Ended
                                               -----------------------------
                                               November 1,        November 2,
                                                  2002               2001
                                                  ----               ----
       Net sales                                $527,259           $496,136
       Franchise fees and royalties                  280                220
                                                --------           --------
         Total revenue                           527,539            496,356

       Cost of goods sold                        165,965            163,200
                                                --------           --------
       Gross profit                              361,574            333,156

       Labor & other related expenses            199,267            186,895
       Other store operating expenses             90,580             83,171
                                                --------           --------
       Store operating income                     71,727             63,090

       General and administrative                 33,904             30,734
                                                --------           --------
       Operating income                           37,823             32,356

       Interest expense                            2,261              1,753
       Interest income                                73                 --
                                                --------           --------
       Income before income taxes                 35,635             30,603

       Provision for income taxes                 12,650             10,956
                                                --------           --------
       Net income                               $ 22,985           $ 19,647
                                                ========           ========

       Net income per share:
             Basic                              $    .46           $    .36
                                                ========           ========
             Diluted                            $    .45           $    .35
                                                ========           ========

       Weighted average shares:

             Basic                                50,060             54,936
                                                ========           ========
             Diluted                              51,319             56,182
                                                ========           ========

       See notes to condensed consolidated financial statements.

                                          CBRL GROUP, INC.
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (In thousands)
                                            (Unaudited)


                                                                               Quarter Ended
                                                                     ----------------------------------
                                                                     November 1,            November 2,
                                                                        2002                   2001
                                                                        ----                   ----

   Cash flows from operating activities:
    Net income                                                        $ 22,985               $ 19,647
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                   16,191                 14,760
        Loss on disposition of property and equipment                      103                     33
       Accretion on zero-coupon notes                                    1,302                     --
    Changes in assets and liabilities:
        Inventories                                                    (10,544)               (14,005)
        Accounts payable                                                (5,236)                (2,593)
        Other current assets and other current liabilities               7,589                 (6,676)
        Other assets and other long-term liabilities                    (1,993)                   121
                                                                      --------               --------
    Net cash provided by operating activities                           30,397                 11,287
                                                                      --------               --------

   Cash flows from investing activities:
    Purchase of property and equipment                                 (30,891)               (22,785)
    Proceeds from sale of property and equipment                         1,136                    346
                                                                      --------               --------
    Net cash used in investing activities                              (29,755)               (22,439)
                                                                      --------               --------

   Cash flows from financing activities:
    Proceeds from issuance of long-term debt                           142,500                145,000
    Principal payments under long-term debt and other
     long-term obligations                                            (127,519)              (135,025)
    Proceeds from exercise of stock options                              1,599                 11,476
    Purchases and retirement of common stock                           (17,355)                (9,596)
                                                                      --------               --------
    Net cash (used in) provided by financing activities                   (775)                11,855
                                                                      --------               --------

   Net (decrease) increase in cash and cash equivalents                   (133)                   703

   Cash and cash equivalents, beginning of period                       15,074                 11,807
                                                                      --------               --------

   Cash and cash equivalents, end of period                           $ 14,941               $ 12,510
                                                                      ========               ========

   Supplemental disclosures of cash flow information:
   Cash paid during the three months for:
       Interest                                                       $    415               $  2,354
       Income taxes                                                        345                 13,535


   See notes to condensed consolidated financial statements.

CBRL GROUP, INC.
----------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands)

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

         The condensed consolidated balance sheet as of November 1, 2002 and the related condensed consolidated statements of income and cash flows for the quarters ended November 1, 2002 and November 2, 2001, have been prepared by CBRL Group, Inc. (the "Company") without audit; in the opinion of management, all adjustments (consisting of normal and recurring items) for a fair presentation of such condensed consolidated financial statements have been made.

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 2, 2002.

         Deloitte & Touche LLP, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ------------

         The provision for income taxes for the quarter ended November 1, 2002 has been computed based on management's estimate of the tax rate for the entire fiscal year of 35.5%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rates for the quarter ended November 2, 2001 and for the entire fiscal year of 2002 were 35.8% and 35.6%, respectively.

3.  Seasonality
    -----------

         The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits although retail revenues historically have been seasonally higher between Thanksgiving and Christmas. Therefore, the results of operations for the quarter ended November 1, 2002 cannot be considered indicative of the operating results for the full fiscal year.

4.  Inventories
    -----------

         Inventories were comprised of the following at:

                                                  November 1,      August 2,
                                                     2002            2002
                                                     ----            ----

                  Retail                           $101,811        $ 93,066
                  Restaurant                         17,585          16,799
                  Supplies                           15,841          14,828
                                                   --------        --------
                     Total                         $135,237        $124,693
                                                   ========        ========

5.  Net Income Per Share and Weighted Average Shares
    ------------------------------------------------

         Basic net income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. The Company's zero-coupon convertible senior notes (see Note 4 to the Company's Consolidated Financial Statements included in the Company's 2002 Annual Report filed on Form 10-K on October 25, 2002 for a description of these notes) represent potential dilutive shares at the balance sheet date. The effect of the assumed conversion of the zero-coupon convertible senior notes has been excluded from the calculation of diluted net income per share for the quarter ended November 1, 2002, because none of the conditions that permit conversion had been satisfied during the respective reporting period. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

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

                                          Quarter Ended
                                   -------------------------------
                                  November 1,            November 2,
                                     2002                   2001
                                     ----                   ----

   Net sales:
     Restaurant                    $423,742               $395,737
     Retail                         103,517                100,399
                                   --------               --------
       Total net sales             $527,259               $496,136
                                   ========               ========

8.  Recently Issued Accounting Pronouncements
    -----------------------------------------

         Effective August 3, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record obligations associated with the retirement of a tangible long-lived asset as a liability upon incurring those obligations, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the entity amortizes the liability to its present value each period, and the entity depreciates the capitalized cost over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Upon adoption, an entity will use a cumulative-effect approach to recognize transition amounts for existing ARO liabilities, asset retirement costs, and accumulated depreciation. All transition amounts are to be measured using current information known as of the adoption date, including current assumptions and current interest rates. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated results of operations or financial position.

         Effective August 3, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations or financial position.

         Effective August 3, the Company adopted SFAS No. 145, "Rescission of Financial Accounting Standards Board ("FASB") Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends FASB Statement No. 13,"Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in EITF No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective January 1, 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's consolidated results of operations or financial position.

9.  Impairment of Long-lived Assets
    -------------------------------

         The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying amounts of assets on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of such asset and the expected proceeds upon sale of the asset less its carrying amount. Assets held for sale, if any, are reported at the lower of carrying amount or fair value less costs to sell. The Company had no impairment loss recorded for the quarters ended November 1, 2002 and November 2, 2001.

10. Litigation
    ----------

         In Note 9 to the Consolidated Financial Statements for the fiscal year ended August 2, 2002 contained in the Company's Annual Report filed on Form 10-K on October 25, 2002 (which is incorporated herein by this reference), the Company reported that its Cracker Barrel Old Country Store, Inc. subsidiary ("Cracker Barrel") is a defendant in four pending lawsuits, one of which has been provisionally certified as a collective action. The Company believes it has substantial defenses in each of these actions and is defending each of them vigorously. The Company recorded a provision of $3,500 in the consolidated financial statements in the fourth quarter of fiscal 2001 with respect to one of these lawsuits based on offers of judgment to those plaintiffs. None of those offers of judgment was accepted.

         As previously reported (see Note 9 to the Company's Annual Report for the fiscal year ended August 2, 2002 filed on Form 10-K on October 25, 2002) concerning the NAACP/Thomas public accommodations case, on October 1, 2002, a Federal District Court issued its ruling, based on the law and the facts, and on the failure of plaintiffs to comply with the Court's time deadline, granting Cracker Barrel's Rule 23 (c) Motion for Denial of Class Certification. Accordingly, there are now 42 individual public accommodation plaintiffs, against whom the Company believes that its subsidiary has substantial defenses. The Company has announced previously that the Housing and Civil Enforcement Section of the Civil Rights Division of the Department of Justice (the "Section") has begun an investigation with respect to the public accommodation allegations. The Company continues a dialogue with the Section that, if unsuccessful, could lead to the Section filing suit under Title II of the Civil Rights Act of 1964 seeking injunctive relief against the Company's subsidiary regarding its public accommodation compliance. The Section may not seek or obtain monetary relief for alleged public accommodations non-compliance. At this time, whether the Section will intervene in the public accommodations case, the likelihood of an unfavorable outcome, and the amount of ultimate liability, if any, with respect to these claims cannot be determined. Accordingly, no provision for any potential liability has been made in the consolidated financial statements of the Company. In the event of an unfavorable outcome in any of the four lawsuits or the Section investigation discussed in this item, the Company's consolidated results of operations or financial position could be materially and adversely affected.

         In addition to the litigation described in the preceding paragraphs, the Company and its subsidiaries are parties to other legal proceedings incidental to their business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the Company's consolidated results of operations or financial position.


11.  Derivative Financial Instruments and Hedging Activities
     -------------------------------------------------------

         The Company is exposed to market risk, such as changes in interest rates and commodity prices. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company may enter into various derivative financial instruments pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. The Company would review these derivative financial instruments on a specific exposure basis to support hedge accounting. The Company currently has no derivative financial instruments designated as hedges. The changes in fair value of these hedging instruments would be offset in part or in whole by the corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or use derivative financial instruments for trading purposes. The Company's historical practice has been not to enter into derivative financial instruments.

         The Company's policy has been to manage financing cost using a mix of fixed and variable rate debt. The Company has accomplished this objective through the use of sale-leaseback transactions, real estate operating leases and/or zero-coupon convertible debt. In a sale-leaseback transaction, the Company finances its operating facilities by selling them to a third party and then leasing them back under a long-term operating lease at fixed terms. Other real estate operating leases are transactions in which the Company obtains use of a site location by agreeing to a future schedule of lease payments. The Company's zero-coupon convertible debt is fixed-rate, long-term debt. See Notes 4 and 11 to the Company's Consolidated Financial Statements included in the Company's 2002 Annual Report filed on Form 10-K on October 25, 2002 for a further description of this zero-coupon convertible debt and the Company's sale-leaseback transaction, respectively. The Company has borrowed under its revolving credit facility at short-term interest rates, which typically can be fixed only for periods of six months or less.

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

12. Subsequent Event
    ----------------

         On November 27, 2002, the Company announced that its Board of Directors had declared a two cents per share cash dividend on the Company's outstanding common stock payable on January 2, 2003 to shareholders of record as of the close of business on December 13, 2002.

13. Reclassifications
    -----------------

         Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the classifications used in fiscal 2003. Total revenues in the first quarter of the prior year reflect a reclassification of $1,143 of net return fees for the Cracker Barrel Old Country Store(R) Book-on-Audio program to net sales from other store operating expenses, where the Company historically had reported the fees as a miscellaneous income credit to other store operating expenses. This reclassification had no effect on net income. The amounts of this reclassification for the second, third and fourth quarters of fiscal 2002, are $1,097, $1,077 and $1,575, respectively. Additionally, the balance sheet at August 2, 2002 and the cash flow statement for the first three months of the prior year reflect certain other reclassifications. These certain other reclassifications caused a net increase of $94 to total current assets, total assets, total current liabilities and total liabilities at August 2, 2002. These certain other reclassifications had no net effect on net cash provided by operating activities or the net increase in cash and cash equivalents for the quarter ended November 2, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except dollar amounts per share. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "plans", "projection", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which will affect actual results include, but are not limited to: adverse general economic conditions including uncertain consumer confidence effects on sales, especially during the Company's important Christmas retail-selling season; weather conditions and customer travel activity and retail buying trends; practical or psychological effects of terrorist acts or military or government responses; the actual results of pending or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; changes in generally accepted accounting principles or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; commodity, workers' compensation, group health and utility price changes; the effects of plans intended to improve operational execution and performance; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; the ability of the Company to identify successful new lines of retail merchandise; the availability and cost of acceptable sites for development; the acceptance of the Company's concepts as the Company continues to expand into new markets and geographic regions; changes in interest rates affecting the Company's financing costs; increases in construction costs; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting, tax, wage and hour matters, health and safety, pensions and insurance; other undeterminable areas of government or regulatory actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases, and other communications.

Results of Operations

          The following table highlights operating results by percentage relationships to total revenue for the quarter ended November 1, 2002 as compared to the same period a year ago:

                                                      Quarter Ended
                                              ------------------------------
                                              November 1,         November 2,
                                                 2002                2001
                                                 ----                ----

      Net sales                                  99.9%              100.0%
      Franchise fees and royalties                0.1                  --
                                                -----               -----
        Total revenue                           100.0               100.0

      Cost of goods sold                         31.5                32.9
                                                -----               -----
      Gross profit                               68.5                67.1

      Labor & other related expenses             37.8                37.7
      Other store operating expenses             17.1                16.7
                                                -----               -----
      Store operating income                     13.6                12.7

      General and administrative                  6.4                 6.2
                                                -----               -----
      Operating income                            7.2                 6.5

      Interest expense                            0.4                 0.3
      Interest income                              --                  --
                                                -----               -----
      Income before income taxes                  6.8                 6.2

      Provision for income taxes                  2.4                 2.2
                                                -----               -----

      Net income                                  4.4%                4.0%
                                                =====               =====


                     Average Comparable Store Sales Analysis
                     ---------------------------------------

                                                       Quarter Ended
                                               -------------------------------
                                               November 1,         November 2,
                                                  2002                2001
                                                  ----                ----
       Cracker Barrel (430 stores)
          Net sales:
            Restaurant                          $  786.2            $  774.4
            Retail                                 223.4               225.7
                                                --------            --------
              Total net sales                   $1,009.6            $1,000.1
                                                ========            ========

       Logan's (71 restaurants)                 $  719.7            $  720.2
                                                ========            ========

Total Revenue

         Total revenue for the first quarter of fiscal 2003 increased 6.3% compared to last year's first quarter. At the Cracker Barrel Old Country Store ("Cracker Barrel") concept, comparable store restaurant sales increased 1.5% and comparable store retail sales decreased 1.0%, resulting in a combined comparable store sales (total net sales) increase of 1.0%. The comparable store restaurant sales increase consisted of a 1.5% average check increase for the quarter (on a 0.8% menu increase) and flat guest traffic. The comparable store retail sales decrease is believed primarily to reflect the effect of the weak economic environment on consumer sentiment. At the Logan's Roadhouse(R) ("Logan's") concept, comparable restaurant sales decreased 0.1%, which consisted of a 0.9% average check increase (on a 1.1% menu increase) and a 1.0% guest traffic decrease. Sales from new Cracker Barrel and Logan's stores primarily accounted for the balance of the total revenue increase in the first quarter.

Cost of Goods Sold

         Cost of goods sold as a percentage of total revenue for the first quarter of fiscal 2003 decreased to 31.5% from 32.9% in the first quarter of last year. This decrease was due primarily to lower commodity costs for beef, bacon, butter, orange juice and certain other pork products versus the prior year, higher menu pricing, higher initial mark-ons of retail merchandise, a lower mix of retail sales as a percent of total revenues (retail has a higher cost of goods sold than restaurant) and improvements in Cracker Barrel store-level execution.

Labor and Other Related Expenses

         Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 37.8% in the first quarter this year from 37.7% last year. This increase was due primarily to increases in restaurant and retail manager wages, increased workers' compensation costs and higher retail hourly labor and pre-opening labor, which reflected differences in the new unit opening schedules from last year. These increases were offset partially by higher menu pricing, decreased payouts under unit-level bonus programs and lower restaurant hourly labor at Cracker Barrel due to improved labor productivity and flat hourly wage inflation versus the prior year, which resulted from management efforts to control wage increases, new hire wages, and overtime, as well as generally lower competitive wage increase pressure.

Other Store Operating Expenses

         Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and pre-opening expenses other than labor-related. Other store operating expenses as a percentage of total revenue increased to 17.1% in the first quarter of fiscal 2003 from 16.7% in the first quarter of last year. This increase was due primarily to higher credit card fees, maintenance, pre-opening and general insurance costs versus the prior year. This increase was offset partially by higher menu pricing and lower utility costs versus the prior year.

General and Administrative Expenses

         General and administrative expenses as a percentage of total revenue increased to 6.4% in the first quarter of fiscal 2003 from 6.2% in the first quarter of last year. This increase was due primarily to higher professional fees versus the prior year, bonus accruals reflective of performance improvements and higher costs for store manager conferences versus a year ago offset partially by higher menu pricing.

Interest Expense

         Interest expense increased to $2,261 in the first quarter of fiscal 2003 from $1,753 in the first quarter of last year. The increase resulted primarily from higher average outstanding debt during the first quarter as compared to last year and was offset partially by lower average interest rates as compared to last year.

Interest Income

         Interest income increased to $73 in the first quarter of fiscal 2003 from $0 in the first quarter of last year. The increase was due primarily to higher average funds available for investment during the first quarter as compared to last year.

Provision for Income Taxes

         The provision for income taxes as a percent of pre-tax income decreased to 35.5% in the first quarter of fiscal 2003 from 35.8% during the same period a year ago and from 35.6% for the entire fiscal year of 2002. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income.

Critical Accounting Policies
----------------------------

         The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements included in the Company's 2002 Annual Report filed on Form 10-K on October 25, 2002). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Impairment of Long-Lived Assets and Provision for Asset Dispositions

         The Company assesses the impairment of long-lived assetswhenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total future cash flows were less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. The Company also has adopted SFAS 143, under which it must record asset retirement obligations based on estimates of future costs and probabilities that such costs will be incurred for certain of its operating leases. Adoption of SFAS 143 did not have, and is not expected to have, a material impact on the consolidated results of operations or financial position of the Company (see Note 8 - Recently Issued Accounting Pronouncements to the Condensed Consolidated Financial Statements for the period ended November 1, 2002 filed herein). In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets related to its restaurant concepts. The impairment tests require the Company to estimate fair values of its restaurant concepts by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. This annual assessment will be performed in the second fiscal quarter ending January 31, 2003 and in the fiscal second quarter of each year in the future.

Insurance Reserves

         The Company self-insures a significant portion of expected losses under its workers' compensation, general liability and health insurance programs. The Company has purchased insurance for individual claims that exceed $250 for workers' compensation and general liability insurance prior to fiscal 2003, but has now increased this amount to $500. The Company has decided not to purchase such insurance for its primary group health program. The Company records a liability for workers' compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company's third fiscal quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent fiscal quarters until the next annual, actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with SFAS No. 5, the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. The Company records a liability for its group health program for all unpaid claims based primarily upon a loss development analysis derived from actual group health claims payment experience provided by the Company's third party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these insurance programs.

Inventory Shrinkage

         Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods. This estimate is consistent with Cracker Barrel's historical practice in all fiscal periods shown. Actual shrinkage recorded upon physical inventory counts may produce materially different amounts of shrinkage than estimated by the Company as of the end of its first fiscal quarter on November 1, 2002.

Tax Provision

         The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its fiscal year end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement, either of which could result in material adjustments to the Company's consolidated financial statements and its consolidated financial position. See Note 2 to the Company's Condensed Consolidated Financial Statements filed herein and Note 7 to the Company's Consolidated Financial Statements included in the Company's 2002 Annual Report filed on Form 10-K on October 25, 2002.

Legal Proceedings

         As discussed in Note 10 to the Company's Condensed Consolidated Financial Statements filed herein and more fully discussed in Note 9 to the Company's Consolidated Financial Statements included in the Company's 2002 Annual Report filed on Form 10-K on October 25, 2002, the Company reported that its Cracker Barrel Old Country Store, Inc. subsidiary is a defendant in four lawsuits, one of which has been provisionally certified as a collective action, and in one of which a Federal District Court has issued its ruling denying class certification. The Company believes it has substantial defenses in these actions and intends to continue to defend each of them vigorously. Nevertheless, the Company established a reserve of $3,500 with respect to one of the cases based on offers of judgment to those plaintiffs. None of those offers of judgment was accepted. As a result, the Company recorded an accrual of this amount in the fourth quarter of fiscal 2001 in accordance with SFAS No. 5. The Company has announced previously that the Housing and Civil Enforcement Section of the Civil Rights Division of the Department of Justice (the "Section") has begun an investigation, with respect to the public accommodation allegations. The Company continues a dialogue with the Section that, if unsuccessful, could lead to the Section filing suit under Title II of the Civil Rights Act of 1964 seeking injunctive relief against the Company's subsidiary regarding its public accommodations compliance. The Section may not seek or obtain monetary relief for alleged public accommodations non-compliance. At this time, whether the Section will intervene in the public accommodations case, the likelihood of an unfavorable outcome and the amount of ultimate liability, if any, with respect to these claims cannot be determined. Except for that $3,500 accrual, there currently is no provision for any potential liability with respect to these lawsuits or the Section investigation in the Consolidated Financial Statements. If there were to be an unfavorable outcome in any of these cases, the Company's consolidated results of operations or financial position could be materially and adversely affected.

          In addition to the litigation described in the proceeding paragraph, the Company and its subsidiaries are party to other legal proceedings incidental to their business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the Company's consolidated results of operations or financial position.

Impact of Recent Accounting Pronouncements Not Yet Adopted
----------------------------------------------------------

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in EITF No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective January 1, 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's consolidated results of operations or financial position.

Liquidity and Capital Resources
-------------------------------

         The Company's operating activities provided net cash of $30,397 for the quarter ended November 1, 2002 increased from the $11,287 provided during the same period a year ago. This increase was due primarily to increases in net income and depreciation and amortization and decreases in income tax payments for the quarter ended November 1, 2002 as compared to the same period a year ago. Most of the $30,397 in net cash from operating activities was provided by net income adjusted for depreciation and amortization. Cash used for increases in inventories, other current assets and other assets and decreases in accounts payable and other long-term liabilities were offset partially by increases in other current liabilities.

         Capital expenditures were $30,891 for the quarter ended November 1, 2002 as compared to $22,785 during the same period a year ago. This increase was due primarily to an increase in the average number of new locations under construction versus the same period a year ago. Construction of new locations accounted for most of these expenditures. Capitalized interest was $121 for the quarter ended November 1, 2002 as compared to $110 for the quarter ended November 2, 2001. This difference was due primarily to an increase in the average number of new locations under construction versus the same period a year ago offset partially by lower borrowing costs as compared to a year ago.

         The Company's internally generated cash, along with cash at August 2, 2002, the Company's available revolver and real estate operating lease arrangements, were sufficient to finance all of its growth in the first three months of fiscal 2003.

         The Company estimates that its capital expenditures for fiscal 2003 will be approximately $120,000 to $125,000, most of which will be related to the construction of new Cracker Barrel stores and new Logan's restaurants. The Company intends to open 23 new Cracker Barrel stores and 12 new Logan's restaurants in fiscal 2003.


         Long-term debt outstanding consisted of the following at:

                                                       November 1,     August 2,
                                                          2002           2002
-------------------------------------------------------------------------------
Revolving Credit Facility payable on or before
 December 31, 2003 (rates ranging from 3.05% to
 3.07% at November 1, 2002 and 3.06% to 4.75%
 at August 2, 2002)                                     $ 35,000       $ 20,000
3.0% Zero-Coupon Contingently Convertible Senior
 Notes payable on or before April 2, 2032                175,777        174,476
                                                        --------       --------
Long-term debt                                          $210,777       $194,476
                                                        ========       ========

         On September 12, 2002, the Company announced that the Board of Directors had authorized the repurchase of up to 2 million shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. During the first quarter, the Company repurchased 772,000 shares of its common stock for total consideration of $17,355 or $22.48 per share. The Company presently expects to complete this share repurchase authorization during fiscal 2003.

         During the first quarter of fiscal 2003, the Company received proceeds of $1,599 from the exercise of stock options on 122,001 shares of its common stock.

         Management believes that cash at November 1, 2002, along with cash generated from the Company's operating activities and its available revolving credit facility, as well as financing obtained through real estate operating leases, will be sufficient to finance its continued operations, its remaining share repurchase authorization and its continued expansion plans through fiscal 2004. At November 1, 2002, the Company had $215,000 available under its revolving credit facility. The Company estimates that it will generate excess cash of approximately $55,000 to $60,000 before proceeds from the exercise of stock options and after capital expenditures in fiscal 2003 which it presently intends to apply toward its current share repurchase authorization, future share repurchase authorizations, debt reduction or other purposes. The Company's principal criteria for share repurchases are that they be accretive to earnings per share and that they do not unfavorably affect the Company's investment grade debt rating and target capital structure. The Company's target capital structure includes the estimated effect of off-balance sheet real estate operating leases on its long-term debt and its total capitalization. The Company's target capital structure is approximately 35% for the ratio of lease-adjusted debt to lease-adjusted total capitalization.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2002, and filed with the Commission on October 25, 2002, is incorporated in this item of this report by this reference.

Item 4.  Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective for the purposes set forth in the definition of "disclosure controls and procedures" in Exchange Act Rule 13a-14(c). There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries ("the Company") as of November 1, 2002, and the related condensed consolidated statements of income and cash flows for the quarters ended November 1, 2002 and November 2, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of August 2, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 2, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
December 5, 2002

                                     PART II


Item 1.  Legal Proceedings
         -----------------

               Part I, Item 3 of the Company's Annual Report on Form 10-K filed October 25, 2002, is incorporated in this Form 10-Q by this reference. See also Note 10 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item I of this Quarterly Report on Form 10-Q, which also is incorporated in this item of this report by this reference.


Item 2.  Changes in Securities
         ---------------------

               None.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

               None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a)  The Annual Meeting of shareholders was held on November 26, 2002.

         (b) Proxies for the meeting were solicited in accordance with Regulation 14 of the Securities Exchange Act of 1934: there was no solicitation in opposition to management's nominees and all of management's nominees were elected. Each director is elected to serve for a 1-year term.

         (c) The following sets forth the results of voting on each matter at the annual meeting:

              Proposal 1 - Election of Directors.
                                                                    WITHHOLD
                                             FOR                    AUTHORITY

              James D. Carreker           40,879,096                2,547,623
              Robert V. Dale              40,342,556                3,084,163
              Dan W. Evins                41,056,158                2,370,561
              Robert C. Hilton            40,142,303                3,284,416
              Charles E. Jones, Jr.       40,127,902                3,298,817
              B. F.  "Jack" Lowery        40,135,517                3,291,202
              Gordon L. Miller            40,125,816                3,300,903
              Martha M. Mitchell          40,155,790                3,270,929
              Jimmie D. White             40,131,188                3,295,531
              Michael A. Woodhouse        41,061,493                2,365,226

              Proposal 2 - To approve the CBRL Group 2002 Omnibus Stock and Option Incentive Compensation Plan.

              Votes cast for             23,433,054
              Votes cast against         19,775,167
              Votes cast to abstain         218,498

              Proposal 3 - To approve the selection of Deloitte and Touche LLP as the Company's independent auditors for the 2003 fiscal year.

              Votes cast for            39,133,043
              Votes cast against         4,197,604
              Votes cast to abstain         96,072

              Proposal 4 - To consider and take action on a shareholder proposal, requesting that the Board of Directors implement non-discriminatory policies relating to sexual orientation.

              The proponent did not attend the meeting and present the shareholder proposal, but the vote on that proposal was as follows:


              Votes cast for           18,220,892
              Votes cast against       13,124,683
              Votes cast to abstain     1,131,460
              Broker non-votes         10,949,684

Item 5.  Other Information
         -----------------

              None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) The following exhibits are filed pursuant to Item 601 of Regulation S-K

             (15) Letter regarding unaudited financial information.

             (99) Sarbanes-Oxley Certifications.

         (b) The following Current Reports on Form 8-K have been filed or furnished during the quarter for which this report is filed:

             September 12, 2002: Form 8-K, Item 5 to report that the Company is responding to questions posed by the U.S. Department of Justice ("DOJ") in an investigation of its subsidiary Cracker Barrel Old Country Store, Inc.
             The Company also furnished in this same Current Report on Form 8-K under Item 9, Regulation FD Disclosure, its September 12, 2002, press release, with respect to certain
             2002 fiscal year-end and 2002 fourth quarter-end financial and other information, recent sales trends, and earnings guidance for the first fiscal quarter and full year of 2003. In addition, the Company reported under Item
             9 that its Chief Financial Officer stated the following at a previously disclosed conference call, open to the public, held on September 12, 2002; "We do expect to file the required CEO and CFO certifications under both SEC Order 4-460 and under Sarbanes-Oxley on time. Our due date for filing our Form 10-K is October 31, 2002."

             October 4, 2002: Form 8-K, Item 5 to report that the Company had issued a press release announcing that a federal judge in the Northern District of Georgia had denied certification of a class action in a claimed $100 million racial discrimination in public accommodation lawsuit against Cracker Barrel Old Country Store, Inc., a subsidiary of the Company. (See Note 10 - Litigation and Critical Accounting Policies - Legal Proceedings contained in this Form 10-Q.)

             October 7, 2002:Form 8-K, Item 9 to report that the Company had issued a press release announcing that the Company would be presenting at the McDonald Investments Consumer Conference and noted that the Company's presentation at the conference would be available to the public simultaneously over the Internet, and for 14 days thereafter.

             October 7, 2002: Form 8-K, Item 5 to report that the Company had issued a press release announcing the election of James D. Carreker to the Company's board of directors and the upcoming retirement of two existing members of the board.

             October 17, 2002: Form 8-K, Item 9 to report the issuance of a concurrent press release reporting the Company's fiscal 2003 first quarter-to-date sales trends and to update its earnings guidance for the first quarter of fiscal 2003.

             October 25, 2002:, Form 8-K, Item 9 to report that the Company's Chief (Principal) Executive Officer and Chief (Principal) Financial Officer had delivered to the Secretary of the Securities and Exchange Commission in accordance with SEC Order No.4-460 statements under oath regarding facts and circumstances related to the Annual Report of the Registrant on Form 10-K for the fiscal year ended August 2, 2002.

             October 25, 2002: Form 8-K, Item 9 to report that the Company had issued a press release stating that its Chief Executive Officer and Chief Financial Officer had filed the required certifications under both SEC Order No.4-460 and under the Sarbanes-Oxley Act of 2002.

                                 CERTIFICATIONS

I, Michael A. Woodhouse, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CBRL Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 5, 2002              By: /s/Michael A. Woodhouse
                                        ---------------------------
                                           Michael A. Woodhouse,
                                           President and Chief Executive Officer
                                             as Principal Executive Officer

I, Lawrence E. White, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CBRL Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 5, 2002              By: /s/Lawrence E. White
                                        ------------------------
                                           Lawrence E. White,
                                           Senior Vice President, Finance and
                                             Chief Financial Officer as
                                             Principal Financial Officer

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date:  12/5/02       By /s/Lawrence E. White
       -------          -------------------------------------------------
                        Lawrence E. White, Senior Vice President, Finance
                           and Chief Financial Officer



Date:  12/5/02       By /s/Patrick A. Scruggs
       -------          -------------------------------------------------
                        Patrick A. Scruggs, Assistant Treasurer
                           and Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------
15                     Letter regarding unaudited financial information

99                     Sarbanes-Oxley certifications