Form 10-Q
period 2003-01-31
CBRL GROUP INC
filed 2003-03-17
CIK 1067294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    (Mark One)

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended January 31, 2003

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


                        49,417,573 Shares of Common Stock
                       Outstanding as of February 28, 2003

                                     PART I

Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           January 31,    August 2,
                                                              2003          2002*
                                                              ----          ----
ASSETS
Current assets:
  Cash and cash equivalents                                $   21,578   $   15,074
  Receivables                                                   8,378        8,161
  Inventories                                                 106,492      124,693
  Prepaid expenses                                             12,966       12,022
  Deferred income taxes                                        11,632       11,632
                                                           ----------   ----------
     Total current assets                                     161,046      171,582

Property and equipment - net                                1,010,216      984,817
Goodwill - net                                                 92,882       92,882
Other assets                                                   15,918       14,550
                                                           ----------   ----------

Total assets                                               $1,280,062   $1,263,831
                                                           ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $   44,167   $   73,806
  Accrued expenses                                            186,666      159,276
  Current maturities of long-term debt
     and other long-term obligations                               87           87
                                                           ----------   ----------
      Total current liabilities                               230,920      233,169
                                                           ----------   ----------

Long-term debt                                                202,079      194,476
                                                           ----------   ----------
Other long-term obligations                                    51,167       53,192
                                                           ----------   ----------

Shareholders' equity:
  Preferred stock - 100,000 shares of $.01 par
    value authorized, no shares issued                             --           --
  Common stock - 400,000 shares of $.01 par
    value authorized, at January 31, 2003, 49,360
    shares issued and outstanding and at August 2, 2002,
    50,272 shares issued and outstanding                          494          503
  Retained earnings                                           795,402      782,491
                                                           ----------   ----------
    Total shareholders' equity                                795,896      782,994
                                                           ----------   ----------

Total liabilities and shareholders' equity                 $1,280,062   $1,263,831
                                                           ==========   ==========

See notes to condensed consolidated financial statements.
* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of August 2, 2002.

                              CBRL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share data)
                                (Unaudited)


                                     Quarter Ended             Six Months Ended
                                 -----------------------   ------------------------
                                 January 31,  February 1,  January 31,  February 1,
                                    2003         2002         2003         2002
                                    ----         ----         ----         ----
Total revenue                    $  563,119   $  523,599   $1,090,658   $1,019,955

Cost of goods sold                  190,112      181,732      356,077      344,932
                                 ----------   ----------   ----------   ----------
Gross profit                        373,007      341,867      734,581      675,023

Labor & other related expenses      204,920      191,308      404,187      378,203
Other store operating expenses       97,405       88,301      187,985      171,472
                                 ----------   ----------   ----------   ----------
Store operating income               70,682       62,258      142,409      125,348

General and administrative           30,317       28,014       64,221       58,748
                                 ----------   ----------   ----------   ----------
Operating income                     40,365       34,244       78,188       66,600

Interest expense                      2,184        1,328        4,445        3,081
Interest income                          --           --           73           --
                                 ----------   ----------   ----------   ----------
Income before income taxes           38,181       32,916       73,816       63,519

Provision for income taxes           13,555       11,784       26,205       22,740
                                 ----------   ----------   ----------   ----------
Net income                       $   24,626   $   21,132   $   47,611   $   40,779
                                 ==========   ==========   ==========   ==========

Net earnings per share:
      Basic                      $      .50   $      .38   $      .95   $      .74
                                 ==========   ==========   ==========   ==========
      Diluted                    $      .48   $      .37   $      .93   $      .72
                                 ==========   ==========   ==========   ==========

Weighted average shares:
      Basic                          49,689       55,498       49,874       55,217
                                 ==========   ==========   ==========   ==========
      Diluted                        51,447       57,595       51,383       56,888
                                 ==========   ==========   ==========   ==========

See notes to condensed consolidated financial statements.

                                  CBRL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)


                                                               Six Months Ended
                                                           ------------------------
                                                           January 31,   February 1,
                                                              2003          2002
                                                              ----          ----

Cash flows from operating activities:
 Net income                                                 $  47,611    $  40,779
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                             32,524       30,019
     Loss (gain) on disposition of property and equipment         120          (84)
    Accretion on zero-coupon notes                              2,603           --
 Changes in assets and liabilities:
     Inventories                                               18,201        7,596
     Accounts payable                                         (29,639)     (17,267)
     Other current assets and other current liabilities        26,229      (11,396)
     Other assets and other long-term liabilities              (4,373)         566
                                                            ---------    ---------
 Net cash provided by operating activities                     93,276       50,213
                                                            ---------    ---------

Cash flows from investing activities:
 Purchase of property and equipment                           (58,458)     (45,781)
 Proceeds from sale of property and equipment                   1,433        1,336
                                                            ---------    ---------
 Net cash used in investing activities                        (57,025)     (44,445)
                                                            ---------    ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                     207,100      273,600
 Principal payments under long-term debt and other
  long-term obligations                                      (202,138)    (263,650)
 Proceeds from exercise of stock options                       20,202       35,950
 Purchases and retirement of common stock                     (53,868)     (44,139)
 Dividends on common stock                                     (1,043)      (1,163)
                                                            ---------    ---------
 Net cash (used in) provided by financing activities          (29,747)         598
                                                            ---------    ---------

Net increase in cash and cash equivalents                       6,504        6,366

Cash and cash equivalents, beginning of period                 15,074       11,807
                                                            ---------    ---------

Cash and cash equivalents, end of period                    $  21,578    $  18,173
                                                            =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the six months for:
    Interest                                                $     817    $   3,625
                                                            =========    =========
    Income taxes                                            $  14,516    $  32,146
                                                            =========    =========


See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(Unaudited)(In thousands)

1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of January 31, 2003 and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 31, 2003 and February 1, 2002, have been prepared by CBRL Group, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission without audit; in the opinion of management, all adjustments (consisting of normal and recurring items) for a fair presentation of such condensed consolidated financial statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 2, 2002 filed with the Securities and Exchange Commission on October 25, 2002.

     Deloitte  &  Touche  LLP,  the  Company's  independent  accountants,   have
performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes

     The provision for income taxes for the quarter and six-month period ended January 31, 2003 has been computed based on management's estimate of the tax rate for the entire fiscal year of 35.5%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rate for the quarter and six-month period ended February 1, 2002 was 35.8% and for the entire fiscal year of 2002 was 35.6%.

     As previously discussed in the Company's 2002 Annual Report on Form 10-K, the Internal Revenue Service has been examining the Company's federal payroll tax filings for the calendar years ended December 31, 1997 through December 31, 2001. The examination is now limited to the area of FICA taxes paid on employee-reported tip income. Any assessment of such taxes would result in the Company reporting the corresponding payment on its Income Statement as an unusual item below General and Administrative and above Operating Income. During the same fiscal quarter, the Company would also record a benefit for the same amount to Provision for Income Taxes. The benefit results from an employer credit for the FICA taxes paid on tip income; therefore, the Company expects that a payment, if any, would have no effect on Net Income or Net Income Per Share as reported by the Company, nor would the Company expect such a payment to have a material impact on its liquidity and capital resources since the impact would be expected to be only a timing difference between such payment and its recovery through reduced future federal income tax payments.

3.  Seasonality

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of the interstate highway locations of its Cracker Barrel Old Country Store(R) units. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been a period of low sales and profits although retail revenues historically have been seasonally highest between Thanksgiving and Christmas. Therefore, the results of operations for the quarter and six-month period ended January 31, 2003 cannot be considered indicative of the operating results for the full fiscal year.

4.  Inventories

     Inventories were comprised of the following at:

                                  January 31,           August 2,
                                     2003                 2002
                                     ----                 ----

              Retail               $ 73,563             $ 93,066
              Restaurant             16,976               16,799
              Supplies               15,953               14,828
                                   --------             --------
                Total              $106,492             $124,693
                                   ========             ========

5.  Net Income Per Share and Weighted Average Shares

     Basic net income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. The Company's zero-coupon convertible senior notes (see Note 4 to the Company's Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K for a description of these notes) represent potential dilutive shares at the balance sheet date. The effect of the assumed conversion of the zero-coupon convertible senior notes has been excluded from the calculation of diluted net income per share for the quarter and six-month period ended January 31, 2003, because none of the conditions that permit conversion had been satisfied during the reporting period. Outstanding stock options issued by the Company represent the only dilutive security reflected in diluted weighted average shares.

6.  Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There is no difference between comprehensive income and net income as reported by the Company for all periods shown.

7.  Segment Reporting

     The Company manages its business on the basis of one reportable operating segment. All of the Company's operations are located within the United States. The following data are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," for all periods presented.


                                  Quarter Ended             Six Months Ended
                              ----------------------    ------------------------
                              January 31, February 1,   January 31,  February 1,
                                 2003        2002          2003         2002
                                 ----        ----          ----         ----

Net sales:
  Restaurant                   $423,524   $391,176      $  847,266   $ 786,913
  Retail                        139,315    132,161         242,832     232,560
                               --------   --------      ----------   ---------
   Total net sales              562,839    523,337       1,090,098   1,019,473
Franchise fees and royalties        280        262             560         482
                               --------   --------      ----------  ----------
  Total revenue                $563,119   $523,599      $1,090,658  $1,019,955
                               ========   ========      ==========  ==========

8.  Recently Issued Accounting Pronouncements

     Effective August 3, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record obligations associated with the retirement of a tangible long-lived asset as a liability upon incurring those obligations, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation ("ARO"), an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Each period, the liability is amortized to its present value and the entity depreciates the capitalized cost over the remaining useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. Upon adoption of SFAS No. 143, an entity will use a cumulative-effect approach to recognize transition amounts for existing ARO liabilities, asset retirement costs, and accumulated depreciation. All transition amounts are to be measured using current information known as of the adoption date, including current assumptions and current interest rates. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated results of operations or financial position.

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

     Effective August 3, 2002, the Company adopted SFAS No. 145, "Rescission of Financial Accounting Standards Board ("FASB") Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated results of operations or financial position.

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance in EITF No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and did not have a material impact on the Company's consolidated results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No.148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company currently plans to continue accounting for stock-based employee compensation in accordance with Accounting Principles Board ("APB") opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Therefore, the disclosure provisions of SFAS No. 148 will be effective for the Company in its third fiscal quarter and the Company currently does not expect the adoption of this standard to have a material impact on the Company's consolidated results of operations or financial position. However, the Company has not yet determined the effect of the adoption of this standard on the Company's consolidated results of operations or financial position, if the Company were to elect to make a voluntary change to the fair value based method of accounting for stock-based employee compensation based upon the alternative methods of transition under SFAS No. 148.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company had no instruments or guarantees that required additional or enhanced disclosure under this Interpretation at January 31, 2003, other than those disclosed in Note 10 herein, and no guarantees issued or modified after December 31, 2002 that required recognition and measurement in accordance with the provisions of this Interpretation; therefore, the adoption of this Interpretation did not have a material impact on the Company's consolidated results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB deemed this necessary because application of the majority voting interest requirement in ARB No. 51 to certain types of entities did not identify the party with a controlling financial interest because the controlling financial interest could be achieved through arrangements that did not involve voting interests. This Interpretation addresses consolidation by business enterprises of variable interest entities. The initial recognition and measurement provisions of Interpretation No. 46 are effective for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The disclosure requirements are effective for financial statements initially issued after January 31, 2003. The Company has determined that it will not be required to consolidate or disclose information about a variable interest entity upon the effective date of this Interpretation.

     In November 2002, the FASB's Emerging Issues Task Force ("EITF") discussed Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required under certain circumstances to be reclassified to comply with the consensus. Adoption of the consensus reached in November 2002 related to Issue No. 02-16 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

9.  Impairment of Long-lived Assets

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying values of assets on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of such asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying value or fair value less costs to sell. The Company recorded no impairment losses in the quarters and six-month periods ended January 31, 2003 and February 1, 2002. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second fiscal quarter ending January 31, 2003, and concluded that there was no current indication of impairment. This annual assessment will be performed in the fiscal second quarter of each year. Additionally, an assessment will be performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

10.  Commitments and Contingencies

     In Note 9 to the Consolidated Financial Statements for the fiscal year ended August 2, 2002 contained in the Company's 2002 Annual Report on Form 10-K (which is incorporated in this note by this reference), the Company reported that its Cracker Barrel Old Country Store, Inc. subsidiary ("Cracker Barrel") is a defendant in four pending lawsuits, one of which has been provisionally certified as a collective action. The Company believes it has substantial defenses in each of these actions and is defending each of them vigorously. Nevertheless, the Company established a reserve of $3,500 in the consolidated financial statements in the fourth quarter of fiscal 2001 with respect to one of these lawsuits based on the Company's best estimate of its probable liability in this matter and offers of judgment to those plaintiffs. None of those offers of judgment was accepted.

     As previously announced (see Note 9 to the Company's 2002 Annual Report on Form 10-K for the fiscal year ended August 2, 2002 filed on October 25, 2002), in the NAACP/Thomas public accommodations case, on October 1, 2002, a Federal District Court issued a ruling granting Cracker Barrel's motion for denial of class certification. Since no class was certified, there are now 38 individual public accommodation plaintiffs, against whom the Company believes that Cracker Barrel has substantial defenses. In addition on December 31, 2002, the Magistrate in the Rhodes case issued a 180-page proposed ruling, recommending a denial of class certification in that case. On March 7, 2003, the United States District Court issued an order adopting the Magistrate's recommendations and denying class certification.

     The Company announced previously that the Housing and Civil Enforcement Section of the Civil Rights Division of the Department of Justice (the "Section") has begun an investigation with respect to public accommodation allegations. The Company continues a dialogue with the Section that, if unsuccessful, could lead to the Section filing suit under Title II of the Civil Rights Act of 1964 seeking injunctive relief against Cracker Barrel regarding its public accommodation compliance. The Section may not seek or obtain monetary relief for alleged public accommodations non-compliance.

     With respect to the non-ordinary course litigation disclosed above, with the exception of the $3,500 reserve described in the first paragraph, although any litigation carries with it risk of possible liability, the Company does not view any such liability in this litigation as probable, nor can it reasonably estimate the amount of such liability, if any. Accordingly, no provision has been made in the Company's financial statements for any liability associated with these matters. In the opinion of management, based upon information currently available, the ultimate liability with respect to the four lawsuits or the Section investigation discussed in this Note will not materially affect the Company's consolidated results or financial position. However, future developments in any of these proceedings, if adverse, could result in a material effect on the Company.

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

     The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party. The operating lease has a remaining life of approximately 10.5 years with annual lease payments of approximately $350. The Company's performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying financial statements for amounts to be paid as a result of non-performance by the assignee.

     The Company also is secondarily liable for lease payments under the terms of another operating lease that has been sublet to a third party less than one year ago. The operating lease has a remaining life of approximately 13.7 years with annual lease payments of approximately $100. The Company's performance is only required if the sublessee fails to perform his obligations as lessee. The Company has a liability of approximately $500 in the accompanying financial statements, which is comparable with the initial liability recorded at the time the Company ceased operations at the leased location, for estimated amounts to be paid in case of non-performance by the sublessee.

11. Subsequent Event

     On February 21, 2003, the Company entered into a new five-year $300,000 revolving credit facility and terminated its existing $250,000 revolving credit facility, which was set to expire on December 31, 2003.

     On February 28, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2,000 shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization before the end of fiscal 2003, although there can be no assurance that such repurchase actually will be completed in that period of time.

12. Reclassifications

     Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the classifications used in fiscal 2003. Total revenues in the quarter and the six-month period ended February 1, 2002, reflect reclassifications of $1,097 and $2,240, respectively, of net return fees for the Cracker Barrel Book-on-Audio program to net sales from other store operating expenses, where the Company historically had reported the fees as a miscellaneous income credit to other store operating expenses. This reclassification had no effect on net income. The amounts of this reclassification for the third and fourth quarters of fiscal 2002, are $1,077 and $1,575, respectively. Additionally, the balance sheet at August 2, 2002 and the cash flow statement for the six- month period ended February 1, 2002 reflect certain other reclassifications. These certain other reclassifications caused a net increase of $94 to total current assets, total assets, total current liabilities and total liabilities at August 2, 2002. These certain other reclassifications had no net effect on net cash provided by operating activities or the net increase in cash and cash equivalents for the six-month period ended February 1, 2002.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries ("the Company") as of January 31, 2003, and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 31, 2003 and February 1, 2002. These financial statements are the responsibility of the Company's management.

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



Nashville, Tennessee
March 13, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except dollar amounts per share. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "outlook", "plans", "projection", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which will affect actual results include, but are not limited to: adverse general economic conditions including uncertain consumer confidence effects on sales; weather conditions and customer travel activity; practical or psychological effects of terrorist acts and war or military or government responses; commodity, workers' compensation, group health and utility price changes; the effects of plans intended to improve operational execution and performance; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; the ability of the Company to identify successful new lines of retail merchandise; the availability and cost of acceptable sites for development; the acceptance of the Company's concepts as the Company continues to expand into new markets and geographic regions; changes in interest rates affecting the Company's financing costs; increases in construction costs; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting, tax, wage and hour matters, health and safety, pensions and insurance; the actual results of pending or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; changes in generally accepted accounting principles or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; other undeterminable areas of government or regulatory actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases, and other communications.

Results of Operations

          The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended January 31, 2003 as compared to the same periods a year ago:


                                        Quarter Ended            Six Months Ended
                                   -----------------------   -----------------------
                                   January 31,  February 1,  January 31,  February 1,
                                      2003         2002         2003         2002
                                      ----         ----         ----         ----
Total revenue                        100.0%       100.0%       100.0%       100.0%

Cost of goods sold                    33.8         34.7         32.6         33.8
                                     -----        -----        -----        -----
Gross profit                          66.2         65.3         67.4         66.2

Labor & other related expenses        36.4         36.5         37.1         37.1
Other store operating expenses        17.3         16.9         17.2         16.8
                                     -----        -----        -----        -----
Store operating income                12.5         11.9         13.1         12.3

General and administrative             5.4          5.4          5.9          5.8
                                     -----        -----        -----        -----
Operating income                       7.1          6.5          7.2          6.5

Interest expense                       0.3          0.2          0.4          0.3
Interest income                         --           --           --           --
                                     -----        -----        -----        -----

Income before income taxes             6.8          6.3          6.8          6.2

Provision for income taxes             2.4          2.3          2.4          2.2
                                     -----        -----        -----        -----

Net income                             4.4%         4.0%         4.4%         4.0%
                                     =====        =====        =====        =====

     The  following  table   highlights  the  components  of  total  revenue  by
percentage relationships to total revenue for the quarter and six-month period ended January 31, 2003 as compared to the same periods a year ago:

                                        Quarter Ended            Six Months Ended
                                   ------------------------  ------------------------
                                   January 31,  February 1,  January 31,  February 1,
                                      2003         2002         2003         2002
                                      ----         ----         ----         ----
 Net sales:
      Restaurant                      75.2%        74.7%        77.7%        77.2%
      Retail                          24.7         25.2         22.2         22.8
                                     -----        -----        -----        -----
        Total net sales               99.9         99.9         99.9        100.0
 Franchise fees and royalties          0.1          0.1          0.1          0.0
                                     -----        -----        -----        -----
        Total revenue                100.0%       100.0%       100.0%       100.0%
                                     =====        =====        =====        =====



                                          Comparable Store Average Sales Analysis


                                          Quarter Ended            Six Months Ended
                                      -----------------------  -----------------------
                                      January 31, February 1,  January 31, February 1,
                                         2003        2002         2003        2002
                                         ----        ----         ----        ----
Cracker Barrel (436 and 430 stores
for the quarter and six
months, respectively)
    Net sales:
      Restaurant                      $  760.5   $  745.7       $1,547.5   $1,520.9
      Retail                             295.9      295.3          519.2      520.9
                                      --------   --------       --------   --------
        Total net sales               $1,056.4   $1,041.0       $2,066.7   $2,041.8
                                      ========   ========       ========   ========

Logan's (75 and 71 restaurants for    $  726.5   $  723.2       $1,447.8   $1,445.7
                                      ========   ========       ========   ========
the quarter and six months,
respectively)

Total Revenue

     Total revenue for the second quarter of fiscal 2003 increased 7.5% compared to last year's second quarter. Comparable store sales results reflected difficult comparisons to the second quarter of fiscal 2002, which benefited from unusually mild winter weather. At the Cracker Barrel Old Country Store(R) ("Cracker Barrel") concept, comparable store restaurant sales increased 2.0%, and comparable store retail sales increased 0.2%(compared with increases of 7.8% and 4.3%, respectively, in the year ago quarter), resulting in a combined comparable store sales (total net sales) increase of 1.5%. The comparable store restaurant sales increase consisted of a 2.8% average check increase for the quarter (on a 1.6% menu price increase) partially offset by a 0.8% guest traffic decrease. The comparable store retail sales increase is believed primarily to reflect the effect of Cracker Barrel taking markdowns on holiday merchandise prior to the holiday versus a year ago partially offset by the effect of the weak economic environment on consumer sentiment. At the Logan's Roadhouse(R) ("Logan's") concept, comparable restaurant sales increased 0.5% (compared with a 3.6% increase in the second quarter last year), which consisted of a 2.1% average check increase (on a 1.1% menu price increase) partially offset by a 1.6% guest traffic decrease. Comparable store restaurant sales were also affected by severe winter weather, especially late in January, with an estimated reduction in revenue of as much as 1% for the full quarter. Sales from newly opened Cracker Barrel stores and Logan's restaurants primarily accounted for the balance of the total revenue increase in the second quarter.

     Total revenue for the six-month period ended January 31, 2003, increased 6.9% compared to the six-month period ended February 1, 2002. At Cracker Barrel, comparable store restaurant sales increased 1.8%, and comparable store retail sales decreased 0.4%, resulting in a combined comparable store sales (total net sales) increase of 1.2%. The comparable store restaurant sales increase consisted of a 2.1% average check increase for the quarter (on a 1.2% menu price increase) partially offset by a 0.3% guest traffic decrease. The comparable store retail sales decrease is believed primarily to reflect the effect of the weak economic environment on consumer sentiment. At Logan's, comparable restaurant sales increased 0.1%, which consisted of a 1.5% average check increase (on a 1.1% menu price increase) partially offset by a 1.4% guest traffic decrease. Sales from newly opened Cracker Barrel stores and Logan's restaurants primarily accounted for the balance of the total revenue increase in the six-month period ended January 31, 2003.

Cost of Goods Sold

     Cost of goods sold as a percentage of total revenue for the second quarter of fiscal 2003 decreased to 33.8% from 34.7% in the second quarter of last year. This decrease was due primarily to lower commodity costs for orange juice and certain pork and dairy products versus the prior year, higher menu pricing, higher initial mark-ons of retail merchandise, lower retail shrink and in-store damages, a lower mix of retail sales as a percent of total revenues (retail has a higher product cost than restaurant) and improvements in restaurant-level execution. These decreases were partially offset by higher commodity costs for beef, poultry and butter and higher markdowns of retail merchandise versus the prior year, including the retail markdown effect of a pre-holiday markdown strategy on seasonal and certain other retail goods.

     Cost of goods sold as a percentage of total revenue for the six-month period ended January 31, 2003, decreased to 32.6% from 33.8% in the six-month period ended February 1, 2002. This decrease was due primarily to lower commodity costs for orange juice and certain pork and dairy products versus the prior year, higher menu pricing, higher initial mark-ons of retail merchandise, lower retail shrink and in-store damages, a lower mix of retail sales as a percent of total revenues (retail has a higher product cost than restaurant) and improvements in restaurant-level execution. These decreases were offset partially by higher markdowns of retail merchandise versus the prior year, including the retail markdown effect of a pre-holiday markdown strategy on seasonal and certain other retail goods.

Labor and Other Related Expenses

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue decreased to 36.4% in the second quarter this year from 36.5% last year. This decrease was due primarily to higher menu pricing, lower hourly labor expenses as a percent of revenue and decreased compensation under unit-level bonus programs. The lower hourly labor was due to improved labor productivity and slight hourly wage deflation versus the prior year at Cracker Barrel. These improvements resulted from management efforts to control wage increases, new hire wages, and overtime, as well as generally lower competitive wage increase pressure, offset partially by hourly wage inflation at Logan's of approximately 2%. These decreases were offset partially by increases in manager wages, increased workers' compensation costs and increased group health costs from last year.

     Labor and other related expenses as a percentage of total revenue remained unchanged at 37.1% in the six-month period ended January 31, 2003, as compared to the six-month period ended February 1, 2002. Decreases from higher menu pricing, lower hourly labor and decreased compensation under unit-level bonus programs were offset by increases in manager wages, increased workers' compensation costs and increased group health costs.

Other Store Operating Expenses

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and pre-opening expenses other than labor-related. Other store operating expenses as a percentage of total revenue increased to 17.3% in the second quarter of fiscal 2003 from 16.9% in the second quarter of last year. This increase was due primarily to higher utility costs, advertising and maintenance versus the prior year. These increases were offset partially by higher menu pricing and lower general liability insurance costs versus the prior year.

     Other store operating expenses as a percentage of total revenue increased to 17.2% in the six-month period ended January 31, 2003, from 16.8% in the six-month period ended February 1, 2002. This increase was due primarily to higher maintenance and advertising versus the prior year. These increases were offset partially by higher menu pricing and lower general liability insurance costs versus the prior year.

General and Administrative Expenses

     General and administrative expenses as a percentage of total revenue remained unchanged at 5.4% in the second quarter of fiscal 2003 as compared to the second quarter of last year. Higher professional fees versus the prior year were offset by higher menu pricing and lower costs related to corporate level incentive plans versus the prior year.

     General and administrative expenses as a percentage of total revenue increased to 5.9% in the six-month period ended January 31, 2003, from 5.8% in the six-month period ended February 1, 2002. This increase was due primarily to higher professional fees versus the prior year and higher costs for store manager conferences versus a year ago offset partially by higher menu pricing.

Interest Expense

     Interest expense increased to $2,184 and $4,445 in the second quarter and the first six months of fiscal 2003, respectively, from $1,328 and $3,081 in the same periods last year. The increases resulted primarily from higher average outstanding debt during the second quarter and first six months of fiscal 2003 as compared to last year and was offset partially by lower average interest rates as compared to last year.

Interest Income

     The Company did not recognize any interest in the second quarters of fiscal 2003 and 2002, as well as the first six months of fiscal 2002. The Company's interest income was $73 in the first six months of fiscal 2003. The increase for the first six months of fiscal 2003 was due primarily to higher average funds available for investment during the first quarter of fiscal 2003 as compared to last year.

Provision for Income Taxes

     The provision for income taxes as a percent of pre-tax income decreased to 35.5% in the second quarter and the first six months of fiscal 2003 from 35.8% during the same periods a year ago and from 35.6% for the entire fiscal year of 2002. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The primary reason for the decreases in the tax rate from the prior year was decreases in effective state tax rates.

     As previously discussed in the Company's 2002 Annual Report on Form 10-K, the Internal Revenue Service has been examining the Company's federal payroll tax filings for the calendar years ended December 31, 1997 through December 31, 2001 primarily relating to FICA taxes paid on employee-reported tip income. The examination is now limited to FICA taxes paid on employee-reported tip income. Any assessment of such taxes would result in the Company reporting the corresponding payment on its Income Statement as an unusual item below General and Administrative and above Operating Income. The Company would be entitled to receive an employer credit for the FICA taxes paid on tip income. The Company would record this corresponding benefit in the same amount as the payment to Provision for Income Taxes, during the same fiscal quarter. Therefore, the Company would expect that a payment, if any, would have no effect on Net Income or Net Income Per Share as reported by the Company, nor would the Company expect such a payment to have a material impact on its liquidity and capital resources since the impact would be expected to be only a timing difference between such payment and its recovery through reduced future federal income tax payments.

Critical Accounting Policies

     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Impairment of Long-Lived Assets

     The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or over the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from value impairment is recognized by a charge to earnings. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second fiscal quarter ending January 31, 2003, and concluded that there was no current indication of impairment.. This annual assessment will be performed in the fiscal second quarter of each year. Additionally, an assessment will be performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Insurance Reserves

     The Company self-insures a significant portion of expected losses under its workers' compensation, general liability and health insurance programs. The Company has purchased insurance for individual claims that exceed $250 for workers' compensation and general liability insurance prior to fiscal 2003, but has now increased this amount to $500. The Company elected not to purchase such insurance for its primary group health program, but its offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program. The Company records a liability for workers' compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company's third fiscal quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent fiscal quarters until the next annual, actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with SFAS No. 5, the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on the actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. From time to time the Company has performed limited scope interim updates of its actuarial studies to verify and/or modify its reserves. The Company records a liability for its group health program for all unpaid claims based primarily upon a loss development analysis derived from actual group health claims payment experience provided by the Company's third party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these insurance programs.

Tax Provision

     The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its fiscal year end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company's consolidated financial statements and its consolidated financial position. See
Note 2 to the Company's Condensed Consolidated Financial Statements filed herein and Note 7 to the Company's Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K filed on October 25, 2002.

Legal Proceedings

     As discussed in Note 10 to the Company's Condensed Consolidated Financial Statements filed with this Quarterly Report and more fully discussed in Note 9 to the Company's Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K filed on October 25, 2002, the Company reported that its Cracker Barrel Old Country Store, Inc. subsidiary is subject to an investigation and certain lawsuits, one of which has been provisionally certified as a collective action. As is more fully discussed in these footnotes, the Company believes it has substantial defenses in these lawsuits and intends to continue to defend each of them vigorously. Except for a $3,500 reserve accrual, there currently is no provision for any potential liability with respect to these matters in the Company's Condensed Consolidated Financial Statements. However, future developments in any of these proceedings, if adverse, could result in a material effect on the Company.

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

Impact of Recent Accounting Pronouncements Not Yet Adopted

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No.148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company currently plans to continue accounting for stock-based employee compensation in accordance with APB opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Therefore, the disclosure provisions of SFAS No. 148 will be effective for the Company in its third fiscal quarter and the Company currently does not expect the adoption of this standard to have a material impact on the Company's consolidated results of operations or financial position. However, the Company has not yet determined the effect of the adoption of this standard on the Company's consolidated results of operations or financial position, if the Company were to elect to make a voluntary change to the fair value based method of accounting for stock-based employee compensation based upon the alternative methods of transition under SFAS No. 148.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company had no instruments or guarantees that required additional or enhanced disclosure under this Interpretation at January 31, 2003, other than those disclosed in Note 10 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item I of this Quarterly Report on Form 10-Q, and no guarantees issued or modified after December 31, 2002 that required recognition in accordance with the provisions of this Interpretation; therefore, the adoption of this Interpretation did not have a material impact on the Company's consolidated results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, since the application of the majority voting interest requirement in ARB No. 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. This Interpretation addresses consolidation by business enterprises of variable interest entities. The initial recognition and measurement provisions of Interpretation No. 46 are effective for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The disclosure requirements are effective for financial statements initially issued after January 31, 2003. The Company has determined that it will not be required to consolidate or disclose information about a variable interest entity upon the effective date of this Interpretation.

     In November 2002, the FASB's Emerging Issues Task Force ("EITF") discussed Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required to be reclassified to comply with the consensus. Adoption of the consensus reached in November 2002 related to Issue No. 02-16 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

Liquidity and Capital Resources

     The Company's operating activities provided net cash of $93,276 for the six-month period ended January 31, 2003 increased from the $50,213 provided during the same period a year ago. This increase was due primarily to increases in net income and depreciation and amortization, decreases in inventories and income tax payments and increases in deferred revenues related to higher gift card sales, partially offset by decreases in accounts payable. Most of the $93,276 in net cash from operating activities was provided by net income adjusted for depreciation and amortization. Cash used for increases in other current assets and other assets and decreases in accounts payable and other long-term liabilities was offset partially by cash provided by decreases in inventories and increases in other current liabilities.

     The Company had negative working capital of $69,874 at January 31, 2003 versus negative working capital of $61,587 at August 2, 2002. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may from time to time, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

     Capital expenditures were $58,458 for the six-month period ended January 31, 2003 as compared to $45,781 during the same period a year ago. This increase was due primarily to an increase in the average number of new locations under construction versus the same period a year ago. Construction of new locations accounted for most of these expenditures and for most of the increase. Capitalized interest was $120 and $241 for the quarter and six-month period ended January 31, 2003, as compared to $87 and $197 for the quarter and six-month period ended February 1, 2002, respectively. This difference was due primarily to an increase in the average number of new locations under construction versus the same period a year ago offset partially by lower borrowing costs as compared to a year ago.

     The Company's internally generated cash, along with cash at August 2, 2002, the Company's available revolver and real estate operating lease arrangements, were sufficient to finance all of its growth in the first six months of fiscal 2003.

     The Company estimates that its capital expenditures for fiscal 2003 will be approximately $120,000 to $125,000, most of which will be related to the construction of new Cracker Barrel stores and new Logan's restaurants. The Company expects to open 23 new Cracker Barrel stores and 12 new company-operated Logan's restaurants in fiscal 2003.

     Long-term debt outstanding consisted of the following at:

                                                      January 31,      August 2,
                                                         2003            2002
--------------------------------------------------------------------------------
Revolving Credit Facility payable on or before
 December 31, 2003 (4.25% at January  1, 2003
 and rates ranging from 3.06% to 4.75%  at
 August 2, 2002)                                       $ 25,000        $ 20,000
3.0% Zero-Coupon Contingently Convertible Senior
 Notes payable on or before April 2, 2032               177,079         174,476
                                                       --------        --------
Long-term debt                                         $202,079        $194,476
                                                       ========        ========

     On February 21, 2003, the Company entered into a new five-year $300,000 revolving credit facility and terminated its existing $250,000 revolving credit facility, which was set to expire on December 31, 2003. The new facility has substantially the same terms as the prior facility; however, there is a slightly more favorable credit spread grid, as well as certain less restrictive covenants.

     On September 12, 2002, the Company announced that the Board of Directors had authorized the repurchase of up to 2,000 shares of the Company's common stock. The purchases were to be made from time to time in the open market at prevailing market prices. During the second quarter, the Company completed that share repurchase authorization by repurchasing the remaining 1,228 shares of its common stock not repurchased during the first quarter. This 2,000 share repurchase authorization was completed for total consideration of $53,868 or $26.93 per share.

     On February 28, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2,000 shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization before the end of fiscal 2003, although there can be no assurance that these expected repurchases actually will be completed in that period of time.

     During the first six months of fiscal 2003, the Company received proceeds of $20,202 from the exercise of stock options on 1,088 shares of its common stock. During the second quarter of fiscal 2003, the Company declared and paid its annual dividend of $.02 per share.

     Management believes that cash at January 31, 2003, along with cash generated from the Company's operating activities and its available revolving credit facility, as well as financing obtained through real estate operating leases, will be sufficient to finance its continued operations, its new share repurchase authorization and its continued expansion plans through fiscal 2004. At January 31, 2003, the Company had $225,000 available under its then existing revolving credit facility. The Company estimates that it will generate excess cash of more than $60,000 before proceeds from the exercise of stock options and after capital expenditures in fiscal 2003 which it presently intends to apply toward its current and recently completed share repurchase authorizations, debt reduction or other purposes. The Company's principal criteria for share repurchases are that they be accretive to earnings per share and that they do not unfavorably affect the Company's investment grade debt rating and target capital structure. The Company's target capital structure includes the estimated effect of off-balance sheet real estate operating leases on its long-term debt and its total capitalization. The Company's target capital structure is approximately 35% for the ratio of lease-adjusted debt to lease-adjusted total capitalization.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2002, and filed with the Commission on October 25, 2002, is incorporated in this item of this report by this reference.

Item 4.  Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was made under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective for the purposes set forth in the definition of "disclosure controls and procedures" in Exchange Act Rule 13a-14(c). There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II


Item 1.    Legal Proceedings
           -----------------

           Part I, Item 3 of the Company's Annual Report on Form 10-K (the "Annual Report") for the fiscal year ended August 2, 2002 (filed with the Commission on October 25, 2002) is incorporated in this Form 10-Q by this reference. Since the filing of the Annual Report, the following has occurred with respect to the legal proceedings described therein:

           Rhodes - On December 31, 2002, the Magistrate issued a
           180-page proposed ruling recommending a denial of class certification in this case. On March 7, 2003, the United States District Court issued an order adopting the Magistrate's recommendations and denying class certification.

           NAACP/Thomas - On October 1, 2002, the United State District Court granted Cracker Barrel's Rule 23 (c) Motion for Denial of Class Certification. Since no class was certified, there are now 38 individual public accommodation plaintiffs. The Company believes that its subsidiary has substantial defenses against each of these claims.

           See also Note 10 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item I of this Quarterly Report on Form 10-Q, which also is incorporated in this item by this reference.


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended November 1, 2002 (filed with the Commission on December 6, 2002) is incorporated herein by this reference.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) The following exhibits are filed pursuant to Item 601 of Regulation S-K

               (10) $300,000,000 Revolving Credit Loan Agreement dated
                    February 21, 2003.

               (15) Letter regarding unaudited financial information.

           (b) The following Current Reports on Form 8-K were furnished during the quarter for which this report is filed:

               Form 8-K dated November 21, 2002, reporting under
               Item 9 the issuance of a press release announcing the Company's fiscal 2003 first quarter earnings, current sales trends and earnings guidance for the second quarter of fiscal 2003.

               Form 8-K dated November 27, 2002, reporting under,
               Item 9 the issuance of a press release announcing an annual cash dividend.

               Form 8-K dated January 16, 2003, reporting under Item 9 the issuance of a press release announcing the Company's fiscal 2003 second quarter-to-date sales trends and an update to its earnings guidance for the second quarter of fiscal 2003.


                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date: 3/13/03          By /s/Lawrence E. White
      -------             --------------------------------------------------
                          Lawrence E. White, Senior Vice President, Finance
                            and Chief Financial Officer



Date: 3/13/03          By /s/Patrick A. Scruggs
      -------             --------------------------------------------------
                          Patrick A. Scruggs, Assistant Treasurer
                           and Chief Accounting Officer

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

Date:    March 13, 2003                            /s/Michael A. Woodhouse
         --------------                            ---------------------------
                                                   Michael A. Woodhouse,
                                                   President and Chief Executive
                                                   Officer








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

Date:   March 13, 2003                    /s/Lawrence E. White
        --------------                    ------------------------
                                          Lawrence E. White,
                                          Senior Vice President, Finance and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------
10                 $300,000,000 Revolving Credit Loan Agreement dated 2/21/2003

15                 Letter regarding unaudited financial information