Form 10-Q
period 2003-05-02
CBRL GROUP INC
filed 2003-06-13
CIK 1067294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
               (Mark One)

               __Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended May 2, 2003

                                       or

              __Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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


                        48,681,576 Shares of Common Stock
                         Outstanding as of May 30, 2003

                                                            PART I

Item 1. Financial Statements

                                                       CBRL GROUP, INC.
                                             CONDENSED CONSOLIDATED BALANCE SHEET
                                             (In thousands, except per share data)
                                                         (Unaudited)

                                                                                                   May 2,      August 2,
                                                                                                    2003         2002*
                                                                                                    ----         -----
ASSETS
Current assets:
  Cash and cash equivalents                                                                     $   15,705    $   15,074
  Receivables                                                                                        9,037         8,161
  Inventories                                                                                      115,449       124,693
  Prepaid expenses                                                                                  10,453        12,022
  Deferred income taxes                                                                              9,097        11,632
                                                                                                ----------    ----------
     Total current assets                                                                          159,741       171,582

Property and equipment - net                                                                     1,021,221       984,817
Goodwill - net                                                                                      92,882        92,882
Other assets                                                                                        17,107        14,550
                                                                                                ----------    ----------

Total assets                                                                                    $1,290,951    $1,263,831
                                                                                                ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                              $   58,197    $   73,806
  Accrued expenses                                                                                 178,716       159,276
  Current maturities of long-term debt and other long-term
     obligations                                                                                        97            87
                                                                                                ----------    ----------
      Total current liabilities                                                                    237,010       233,169
                                                                                                ----------    ----------

Long-term debt                                                                                     198,392       194,476
                                                                                                ----------    ----------
Other long-term obligations                                                                         69,965        53,192
                                                                                                ----------    ----------
Commitments and Contingencies (Note 12)
Shareholders' equity:
  Preferred stock - 100,000 shares of $.01 par
    value authorized; no shares issued                                                                  --            --
  Common stock - 400,000 shares of $.01 par
    value authorized; at May 2, 2003, 48,351
    shares issued and outstanding and at August 2, 2002,
    50,272 shares issued and outstanding                                                               484           503
  Retained earnings                                                                                785,100       782,491
                                                                                                ----------    ----------
    Total shareholders' equity                                                                     785,584       782,994
                                                                                                ----------    ----------

Total liabilities and shareholders' equity                                                      $1,290,951    $1,263,831
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

                                CBRL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                       Quarter Ended          Nine Months Ended
                                   ---------------------- ------------------------
                                    May 2,       May 3,       May 2,       May 3,
                                     2003         2002         2003         2002
                                     ----         ----         ----         ----
Total revenue                      $527,189     $506,127   $1,617,847   $1,526,082

Cost of goods sold                  165,378      161,262      521,455      506,194
                                   --------     --------   ----------   ----------
Gross profit                        361,811      344,865    1,096,392    1,019,888

Labor & other related expenses      201,170      195,696      605,357      573,899
Other store operating expenses       92,573       87,563      280,558      259,035
                                   --------     --------   ----------   ----------
Store operating income               68,068       61,606      210,477      186,954

General and administrative           29,577       28,347       93,798       87,095
                                   --------     --------   ----------   ----------
Operating income                     38,491       33,259      116,679       99,859

Interest expense                      2,214        1,535        6,659        4,616
Interest income                        --           --             73         --
                                   --------     --------   ----------   ----------
Income before income taxes           36,277       31,724      110,093       95,243

Provision for income taxes           12,878       11,167       39,083       33,907
                                   --------     --------   ----------   ----------
Net income                         $ 23,399     $ 20,557   $   71,010   $   61,336
                                   ========     ========   ==========   ==========

Net earnings per share:
      Basic                        $    .48     $    .38   $     1.43   $     1.12
                                   ========     ========   ==========   ==========
      Diluted                      $    .46     $    .36   $     1.39   $     1.08
                                   ========     ========   ==========   ==========

Weighted average shares:
      Basic                          49,077       54,548       49,609       54,994
                                   ========     ========   ==========   ==========
      Diluted                        50,767       56,693       51,178       56,823
                                   ========     ========   ==========   ==========

See notes to condensed consolidated financial statements.

                                CBRL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Nine Months Ended
                                                            ----------------------

                                                              May 2,       May 3,
                                                               2003         2002
                                                               ----         ----

Cash flows from operating activities:
 Net income                                                 $  71,010    $  61,336
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                             48,316       46,012
     Loss (gain) on disposition of property and equipment         478         (413)
     Accretion on zero-coupon notes                             3,916          418
     Deferred income taxes                                     21,699           --
 Changes in assets and liabilities:
     Inventories                                                9,244        1,454
     Accounts payable                                         (15,609)        (740)
     Other current assets and other current liabilities        20,133       10,189
     Other assets and other long-term liabilities              (5,125)          72
                                                            ---------    ---------
 Net cash provided by operating activities                    154,062      118,328
                                                            ---------    ---------

Cash flows from investing activities:
 Purchase of property and equipment                           (85,260)     (69,997)
 Proceeds from sale of property and equipment                   1,517        3,228
                                                            ---------    ---------
 Net cash used in investing activities                        (83,743)     (66,769)
                                                            ---------    ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                     276,600      492,556
 Principal payments under long-term debt and other
  long-term obligations                                      (276,665)    (422,909)
 Deferred financing costs                                      (1,203)      (4,767)
 Proceeds from exercise of stock options                       27,626       45,215
 Purchases and retirement of common stock                     (95,003)    (140,317)
 Dividends on common stock                                     (1,043)      (1,163)
                                                            ---------    ---------
 Net cash used in financing activities                        (69,688)     (31,385)
                                                            ---------    ---------

Net increase in cash and cash equivalents                         631       20,174

Cash and cash equivalents, beginning of period                 15,074       11,807
                                                            ---------    ---------

Cash and cash equivalents, end of period                    $  15,705    $  31,981
                                                            =========    =========

Supplemental disclosures of cash flow information:
 Cash paid during the nine months for:
    Interest                                                $   1,197    $   4,603
                                                            =========    =========
    Income taxes                                            $  15,321    $  32,817
                                                            =========    =========


See notes to condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(Unaudited)(In thousands, except per share data)

1.  Condensed Consolidated Financial Statements

         The condensed consolidated balance sheet as of May 2, 2003 and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended May 2, 2003 and May 3, 2002, have been prepared by CBRL Group, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission without audit; in the opinion of management, all adjustments (consisting of normal and recurring items) for a fair presentation of such condensed consolidated financial statements have been made.

         These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 2, 2002 ("2002 10-K") filed with the Securities and Exchange Commission on October 25, 2002.

         Deloitte & Touche LLP, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2. Summary of Significant Accounting Policies

         The significant accounting policies of the Company are included in the 2002 10-K. During the quarter and nine-month period ended May 2, 2003, there were no significant changes to those accounting policies.

         Revenue Recognition - The Company records revenue from the sale of products as they are sold. Initial fees received from a franchisee to establish a new franchise are recognized as income when the Company has performed all of its obligations required to assist the franchisee in opening a new franchise restaurant, which is generally upon the opening of such restaurant. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

         Stock Based Compensation - The Company accounts for its stock based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and below is providing disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Under APB Opinion No. 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. The reported stock-based compensation expense, net of related tax effects, in the table represents the amortization of restricted stock grants to two executive officers of the Company.

         Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148, the Company's net income and earnings per share would have been reduced to the pro- forma amounts illustrated as follows (in thousands, except per share data):

                                                Third Quarter Ended         Nine Months Ended
                                             May 2, 2003   May 3, 2002   May 2, 2003  May 3, 2002
                                             -----------   -----------   -----------  -----------
Net Income - as reported                       $23,399       $20,557       $71,010      $61,336
Add:  Total stock-based employee
     Compensation included in reported
     Net income, net of related tax effects         45            74           222          218
Deduct: Total stock-based compensation
     Expense determined under fair-value
     Based method for all awards, net of
     Tax effects                                (2,829)       (3,211)       (8,662)      (9,727)
                                               -------       -------       -------      -------
Pro forma, net income                          $20,615       $17,420       $62,570      $51,827
                                               =======       =======       =======      =======


Earnings per share:
          Basic - as reported                  $  0.48       $  0.38       $  1.43      $  1.12
                                               =======       =======       =======      =======
          Basic - pro forma                    $  0.42       $  0.32       $  1.26      $  0.94
                                               ======        =======       =======      =======

          Diluted - as reported                $  0.46       $  0.36       $  1.39      $  1.08
                                               =======       =======       =======      =======
          Diluted - pro forma                  $  0.41       $  0.31       $  1.22      $  0.91
                                               =======       =======       =======      =======

3.  Recently Issued Accounting Pronouncements

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

         Effective August 3, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations or financial position.

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

         Effective February 1, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company currently plans to continue accounting for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, accordingly, the adoption of SFAS No. 148 did not have a material impact on the Company's consolidated results of operations or financial position. The Company has included the disclosures in accordance with SFAS No. 148 in Note 2. However, the Company has not yet determined the effect of the adoption of measurement provisions of this standard on the Company's consolidated results of operations or financial position, if the Company were to elect to make a voluntary change to the fair value based method of accounting for stock-based employee compensation based upon the alternative methods of transition under SFAS No. 148.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company had no instruments or guarantees that required additional or enhanced disclosure under this Interpretation at May 2, 2003, other than those disclosed in Note 12 herein, and no guarantees issued or modified after December 31, 2002 that required recognition and measurement in accordance with the provisions of this Interpretation; therefore, the adoption of this Interpretation did not have a material impact on the Company's consolidated results of operations or financial position.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB deemed this necessary because application of the majority voting interest requirement in ARB No. 51 to certain types of entities did not identify the party with a controlling financial interest because the controlling financial interest could be achieved through arrangements that did not involve voting interests. This Interpretation addresses consolidation by business enterprises of variable interest entities. The initial recognition and measurement provisions of Interpretation No. 46 are effective for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The disclosure requirements are effective for financial statements initially issued after January 31, 2003. The Company has determined that there are no such entities in which the Company holds a variable interest, and, therefore, it will not be required to consolidate or disclose information about a variable interest entity upon the effective date of this Interpretation.

          In November 2002, the FASB's EITF discussed Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required under certain circumstances to be reclassified to comply with the consensus. The adoption of the consensus reached related to Issue No. 02-16 did not have a material impact on the Company's consolidated results of operations or financial position.

          In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's consolidated results of operations or financial position.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how a Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a Company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that freestanding financial instrument embodies an obligation of the Company. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's consolidated results of operations or financial position.

4.  Income Taxes

         The provision for income taxes for the quarter and nine-month period ended May 2, 2003 has been computed based on management's estimate of the tax rate for the entire 2003 fiscal year of 35.5%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rate for the quarter ended May 3, 2002 was 35.2% and for the nine-month period ended May 3, 2002 and for the entire fiscal year of 2002 was 35.6%. The Company recorded a reduction in the third quarter of fiscal 2003 to current taxes payable of $21,699, a decrease in current deferred income tax asset of $2,535 and an increase in long-term deferred income tax liability of $19,164 as a result of additional information available from the preparation and filing of the Company's tax returns filed in the third quarter of fiscal 2003.

         As previously discussed in the Company's 2002 Annual Report on Form 10-K, the Internal Revenue Service has been examining the Company's federal payroll tax filings for the calendar years ended December 31, 1997 through December 31, 2001. The examination is now limited to the area of FICA taxes paid on employee-reported tip income. Any assessment of such taxes would result in the Company reporting the corresponding payment on its Income Statement as an unusual item below General and Administrative and above Operating Income. During the same fiscal quarter, the Company would also record a benefit for the same amount to Provision for Income Taxes. The benefit results from an employer credit for the FICA taxes paid on tip income; therefore, the Company expects that a payment, if any, would have no effect on Net Income or Net Earnings Per Share as reported by the Company, nor would the Company expect such a payment to have a material impact on its liquidity and capital resources since the impact would be expected to be only a timing difference between such payment and its recovery through reduced future federal income tax payments.

5.  Seasonality

         The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of the interstate highway locations of its Cracker Barrel Old Country Store(R) ("Cracker Barrel") units. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been a period of low sales and profits although retail revenues historically have been seasonally highest between Thanksgiving and Christmas. Therefore, the results of operations for the quarter and nine-month period ended May 2, 2003 cannot be considered indicative of the operating results for the full fiscal year.

6.  Inventories

         Inventories were comprised of the following at:

                                           May 2,           August 2,
                                            2003              2002
                                            ----              ----

                  Retail                  $ 79,898          $ 93,066
                  Restaurant                17,615            16,799
                  Supplies                  17,936            14,828
                                          --------          --------
                     Total                $115,449          $124,693
                                          ========          ========

7. Long-term Debt

         The Company has in place a $300,000 revolving credit facility that expires on February 21, 2008. The financial covenants related to the $300,000 Revolving Credit Facility require that the Company maintain a fixed charge coverage ratio (as defined in the Revolving Credit Facility) of 2.5 to 1.0, a lease adjusted funded debt to total capitalization ratio (as defined in the Revolving Credit Facility) not to exceed 0.5 to 1.0 and a lease adjusted funded debt to EBITDAR (earnings before interest expense, income taxes, depreciation and amortization and rent expense) ratio (as defined in the Revolving Credit Facility) not to exceed 3.0 to 1.0. At May 2, 2003, the Company was in compliance with all covenants. All subsidiaries of the Company have fully and unconditionally guaranteed on a joint and several basis the obligations under the facility.

8.  Net Income Per Share and Weighted Average Shares

         Basic net income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. The Company's zero-coupon convertible senior notes (see Note 4 to the Company's Consolidated Financial Statements included in the 2002 10-K for a description of these notes) represent potential dilutive shares at the balance sheet date. The effect of the assumed conversion of the zero-coupon convertible senior notes has been excluded from the calculation of diluted net income per share for the quarter and nine-month period ended May 2, 2003, because none of the conditions that permit conversion had been satisfied during the reporting period. Outstanding stock options issued by the Company represent the only dilutive security reflected in diluted weighted average shares.

9.  Comprehensive Income

                  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There is no difference between comprehensive income and net income as reported by the Company for all periods shown.

10.  Segment Reporting

         The Company manages its business on the basis of one reportable operating segment. All of the Company's operations are located within the United States. The following data are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," for all periods presented.


                                   Quarter Ended          Nine Months Ended
                                --------------------   -----------------------
                                 May 2,      May 3,      May 2,       May 3,
                                  2003        2002        2003         2002
                                  ----        ----        ----         ----

Net sales:
  Restaurant                    $433,140    $413,866   $1,280,406   $1,200,779
  Retail                          93,685      91,941      336,517      324,501
                                --------    --------   ----------   ----------
   Total net sales               526,825     505,807    1,616,923    1,525,280
Franchise fees and royalties         364         320          924          802
                                --------    --------   ----------   ----------
  Total revenue                 $527,189    $506,127   $1,617,847   $1,526,082
                                ========    ========   ==========   ==========

11.  Impairment of Long-lived Assets

         The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying values of assets on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of such asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying value or fair value less costs to sell. The Company recorded no impairment losses in the quarters and nine-month periods ended May 2, 2003 and May 3, 2002. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the fiscal second quarter ending January 31, 2003, and concluded that there was no current indication of impairment. This annual assessment will be performed in the fiscal second quarter of each year. Additionally, an assessment will be performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not believe any such events or changes in circumstances have occurred since the annual assessment performed in the fiscal second quarter ending January 31, 2003.

12. Commitments and Contingencies

         In Note 9 to the Consolidated Financial Statements for the fiscal year ended August 2, 2002 contained in the 2002 10-K (which is incorporated in this note by this reference), the Company reported that its Cracker Barrel subsidiary is a defendant in four pending lawsuits, one of which has been provisionally certified as a collective action. The Company believes it has substantial defenses in each of these actions and is defending each of them vigorously. Nevertheless, the Company established a reserve of $3,500 in the consolidated financial statements in the fourth quarter of fiscal 2001 with respect to one of these lawsuits based on the Company's best estimate of its probable liability in this matter and offers of judgment to those plaintiffs. None of those offers of judgment was accepted.

         As previously announced (see Note 9 to the 2002 10-K), in the NAACP/Thomas public accommodations case, on October 1, 2002, the United States District Court issued a ruling granting Cracker Barrel's motion for denial of class certification. Since no class was certified, there are now 38 individual public accommodation plaintiffs, against whom the Company believes that Cracker Barrel has substantial defenses. In addition, on March 7, 2003, the United States District Court issued an order in the Rhodes case adopting the Magistrate's recommendations and denying class certification. Furthermore, on May 2, 2003, the 11th Circuit Court of Appeals denied plaintiff's application for permission to appeal the District Court's ruling in that case. Therefore, there are now 13 individual plaintiffs in that case, against whom the Company believes that Cracker Barrel has substantial defenses.

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

          With respect to the non-ordinary course litigation disclosed above, with the exception of the $3,500 reserve described in the first paragraph, although any litigation carries with it risk of possible liability, the Company does not view any such liability in this litigation as probable, nor can it reasonably estimate the amount of such liability, if any. Accordingly, no provision has been made in the Company's consolidated financial statements for any liability associated with these matters. In the opinion of management, based upon information currently available, the ultimate liability with respect to the four lawsuits or the Section investigation discussed above will not materially affect the Company's consolidated results or financial position. However, future developments in any of these proceedings, if adverse, could result in a material effect on the Company.

         In addition to the litigation described in the preceding paragraphs, the Company and its subsidiaries are parties to other legal proceedings incidental to their businesses. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the Company's consolidated results of operations or financial position.

         The Company makes trade commitments in the course of its normal operations. As of May 2, 2003 the Company was contingently liable for approximately $2,418 under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of 3 months or less and are used to collateralize obligations to third parties for the purchase of a portion of the Company's imported retail inventories. Additionally, the Company was contingently liable pursuant to standby letters of credit as credit guarantees to insurers. As of May 2, 2003 the Company had $10,635 of standby letters of credit related to workers' compensation and general liabilities accrued in its consolidated financial statements. All standby letters of credit are renewable annually.

         The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party. The operating lease has a remaining life of approximately 10.4 years with annual lease payments of approximately $350. The Company's performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee.

         The Company also is secondarily liable for lease payments under the terms of another operating lease that has been sublet to a third party less than one year ago. The operating lease has a remaining life of approximately 13.4 years with annual lease payments of approximately $100. The Company's performance is only required if the sublessee fails to perform his obligations as lessee. The Company has a liability of approximately $500 in the accompanying condensed consolidated financial statements, which is comparable with the initial liability recorded at the time the Company ceased operations at the leased location, for estimated amounts to be paid in case of non-performance by the sublessee.

13. Subsequent Event

         On May 30, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 1,000 shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization before the end of fiscal 2003, although there can be no assurance that such repurchase actually will be completed in that period of time. As of May 30, 2003, the Company also was authorized to purchase approximately 500 shares under a previously announced repurchase authorization.

14. Reclassifications

         Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the classifications used in fiscal 2003. Total revenues in the quarter and the nine-month period ended May 3, 2002, reflect reclassifications of $1,077 and $3,317, respectively, of net return fees for the Cracker Barrel Book-on-Audio program to net sales from other store operating expenses, where the Company historically had reported the fees as a miscellaneous income credit to other store operating expenses. This reclassification had no effect on net income. The amount of this reclassification for the fourth quarter of fiscal 2002 is $1,575. Additionally, the balance sheet at August 2, 2002 and the cash flow statement for the nine-month period ended May 3, 2002 reflect certain other reclassifications. These certain other reclassifications caused a net increase of $94 to total current assets, total assets, total current liabilities and total liabilities at August 2, 2002. These certain other reclassifications had no net effect on net cash provided by operating activities or the net increase in cash and cash equivalents for the nine-month period ended May 3, 2002.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries (the "Company") as of May 2, 2003, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended May 2, 2003 and May 3, 2002. These financial statements are the responsibility of the Company's management.

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



Nashville, Tennessee
June 12, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except dollar amounts per share. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "outlook", "plans", "projection", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: the effects of uncertain consumer confidence or general or regional economic weakness on sales and customer travel activity; practical or psychological effects of terrorist acts or war and military or government responses; consumer behavior affected by concerns over severe acute respiratory syndrome (SARS); consumer behavior based on concerns over nutritional aspects of the Company's products or restaurant food in general; competitive marketing and operational initiatives; commodity, workers' compensation, group health and utility price changes; the effects of plans intended to improve operational execution and performance; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; the ability of the Company to identify and acquire successful new lines of retail merchandise; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; changes in interest rates affecting the Company's financing costs; increases in construction costs; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting, tax, wage and hour matters, health and safety, pensions and insurance; the actual results of pending or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; changes in generally accepted accounting principles or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; other undeterminable areas of government or regulatory actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases, and other communications.

Results of Operations

          The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended May 2, 2003 as compared to the same periods a year ago:


                                    Quarter Ended     Nine Months Ended
                                   ---------------    -----------------
                                   May 2,   May 3,     May 2,   May 3,
                                    2003     2002       2003     2002
                                    ----     ----       ----     ----

Total revenue                      100.0%   100.0%     100.0%   100.0%

Cost of goods sold                  31.4     31.9       32.2     33.2
                                   -----    -----      -----    -----
Gross profit                        68.6     68.1       67.8     66.8

Labor & other related expenses      38.1     38.6       37.4     37.6
Other store operating expenses      17.6     17.3       17.4     17.0
                                   -----    -----      -----    -----
Store operating income              12.9     12.2       13.0     12.2

General and administrative           5.6      5.6        5.8      5.7
                                   -----    -----      -----    -----
Operating income                     7.3      6.6        7.2      6.5

Interest expense                     0.4      0.3        0.4      0.3
Interest income                       --       --         --       --
                                   -----    -----      -----    -----

Income before income taxes           6.9      6.3        6.8      6.2

Provision for income taxes           2.5      2.2        2.4      2.2
                                   -----    -----      -----    -----

Net income                           4.4%     4.1%       4.4%     4.0%
                                   =====    =====      =====    =====

         The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and nine-month period ended May 2, 2003 as compared to the same periods a year ago:

                                   Quarter Ended      Nine Months Ended
                                   --------------    ------------------
                                   May 2,   May 3,     May 2,   May 3,
                                    2003     2002       2003     2002
                                    ----     ----       ----     ----
 Net sales:
      Restaurant                    82.1%    81.8%      79.1%    78.7%
      Retail                        17.8     18.1       20.8     21.2
                                   -----    -----      -----    -----
        Total net sales             99.9     99.9       99.9     99.9
 Franchise fees and royalties        0.1      0.1        0.1      0.1
                                   -----    -----      -----    -----
        Total revenue              100.0%   100.0%     100.0%   100.0%
                                   =====    =====      =====    =====

                                      Comparable Store Average Sales Analysis


                                      Quarter Ended      Nine Months Ended
                                      --------------   ---------------------
                                      May 2,  May 3,     May 2,    May 3,
                                       2003    2002       2003      2002
                                       ----    ----       ----      ----
Cracker Barrel (437 and 430 stores
for the quarter and nine months,
respectively)
 Net sales:
      Restaurant                      $762.8  $776.0   $2,311.6   $2,298.0
      Retail                           196.9   201.6      716.0      722.6
                                      ------  ------   --------   --------
        Total net sales               $959.7  $977.6   $3,027.6   $3,020.6
                                      ======  ======   ========   ========

Logan's (75 and 71 restaurants for
the quarter and nine months,
respectively)                         $744.9  $753.0   $2,194.6   $2,201.5
                                      ======  ======   ========   ========

Total Revenue

         Total revenue for the third quarter of fiscal 2003 increased 4.2% compared to last year's third quarter. Prior year comparable store sales increased 4.7%, 1.1% and 3.4% for Cracker Barrel restaurants and retail and Logan's Roadhouse(R) ("Logan's") restaurants, respectively, causing this year's comparisons to be against strong prior year performance. For the third quarter ended May 2, 2003, Cracker Barrel comparable store restaurant sales decreased 1.7%, and comparable store retail sales decreased 2.3% resulting in a combined comparable store sales (total net sales) decrease of 1.8%. The comparable store restaurant sales decrease consisted of a 1.8% average check increase for the quarter (including a 1.1% menu price increase) offset by a 3.5% guest traffic decrease. We believe that the comparable store retail sales decrease is primarily related to the restaurant traffic decrease versus a year ago and the effect of the weak economic environment on consumer sentiment. Logan's comparable restaurant sales decreased 1.1% which consisted of a 2.0% average check increase (including a 1.1% menu price increase) offset by a 3.1% guest traffic decrease. Comparable store restaurant sales at both concepts were affected by severe winter weather, especially early in February, with an estimated reduction in revenue of slightly less than 1% for the full quarter. Comparable store sales also were affected by continued unsettled consumer sentiment, a weak economic recovery and customer focus on the war in Iraq. Sales from newly opened Cracker Barrel stores and Logan's restaurants primarily accounted for the balance of the total revenue increase in the third quarter.

         Total revenue for the nine-month period ended May 2, 2003, increased 6.0% compared to the nine-month period ended May 3, 2002. Prior year comparable store sales increased 5.7%, 2.4% and 2.8% for Cracker Barrel restaurants and retail and Logan's restaurants, respectively, including the favorable impact of unusually mild winter weather in fiscal 2002 causing this year's comparisons to be against strong prior year performance. For the nine-month period ended May 2, 2003, Cracker Barrel comparable store restaurant sales increased 0.6%, and comparable store retail sales decreased 0.9%, resulting in a combined comparable store sales (total net sales) increase of 0.2%. The comparable store restaurant sales increase consisted of a 2.0% average check increase for the nine months (including a 1.2% menu price increase) partially offset by a 1.4% guest traffic decrease. The comparable store retail sales decrease is believed primarily to reflect the effect of the weak economic environment on consumer sentiment. Logan's comparable restaurant sales decreased 0.3%, which consisted of a 1.7% average check increase (including a 1.1% menu price increase) offset by a 2.0% guest traffic decrease. Sales from newly opened Cracker Barrel stores and Logan's restaurants primarily accounted for the balance of the total revenue increase in the nine-month period ended May 2, 2003.

Cost of Goods Sold

         Cost of goods sold as a percentage of total revenue for the third quarter of fiscal 2003 decreased to 31.4% from 31.9% in the third quarter of last year. Cracker Barrel has had various focused initiatives aimed at improving cost of product from vendors. This decrease was due primarily to lower commodity costs for orange juice, potatoes and certain pork and dairy products, higher menu pricing, higher initial mark-ons of retail merchandise, lower retail shrink and in-store damages and a lower mix of retail sales as a percent of total revenues (retail has a higher product cost than restaurant). These decreases were partially offset by higher commodity costs for beef, eggs and butter and higher markdowns of retail merchandise versus the prior year.

         Cost of goods sold as a percentage of total revenue for the nine-month period ended May 2, 2003, decreased to 32.2% from 33.2% in the nine-month period ended May 3, 2002. Cracker Barrel has had various focused initiatives aimed at improving cost of product from vendors. This decrease was due primarily to lower commodity costs for orange juice and certain pork and dairy products versus the prior year, higher menu pricing, higher initial mark-ons of retail merchandise, lower retail shrink and in-store damages, a lower mix of retail sales as a percent of total revenues (retail has a higher product cost than restaurant) and improvements in restaurant-level execution. These decreases were offset partially by higher markdowns of retail merchandise and higher commodity costs for beef, poultry, eggs and butter versus the prior year.

Labor and Other Related Expenses

          Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue decreased to 38.1% in the third quarter this year from 38.6% last year. This decrease was due primarily to higher menu pricing, lower workers' compensation costs and lower hourly labor expenses as a percent of revenue. The lower workers' compensation costs were due primarily to the non-recurrence of higher than expected claims cost development in the third quarter of fiscal 2002 from claims incurred prior to fiscal 2002. The lower hourly labor was due to improved labor productivity and slight hourly wage deflation versus the prior year at Cracker Barrel. These improvements resulted from management efforts to control wage increases, new hire wages, and overtime, as well as generally lower competitive wage increase pressure, offset partially by hourly wage inflation at Logan's of approximately 2%. These decreases were offset partially by increases in manager wages and increased group health costs versus the prior year.

          Labor and other related expenses as a percentage of total revenue decreased to 37.4% in the nine-month period ended May 2, 2003 from 37.6% in the nine-month period ended May 3, 2002. Decreases from higher menu pricing, lower hourly labor and decreased compensation under unit-level bonus programs were offset by increases in manager wages, increased workers' compensation costs and increased group health costs versus the prior year.

Other Store Operating Expenses

          Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and pre-opening expenses other than labor-related. Other store operating expenses as a percentage of total revenue increased to 17.6% in the third quarter of fiscal 2003 from 17.3% in the third quarter of last year. This increase was due primarily to higher utility costs, advertising and maintenance versus the prior year. These increases were offset partially by higher menu pricing versus the prior year.

          Other store operating expenses as a percentage of total revenue increased to 17.4% in the nine-month period ended May 2, 2003, from 17.0% in the nine-month period ended May 3, 2002. This increase was due primarily to higher maintenance and advertising versus the prior year. These increases were offset partially by higher menu pricing versus the prior year.

General and Administrative Expenses

          General and administrative expenses as a percentage of total revenue remained unchanged at 5.6% in the third quarter of fiscal 2003 as compared to the third quarter of last year. Higher professional fees versus the prior year were offset by higher revenues from menu pricing and new stores versus the prior year.

          General and administrative expenses as a percentage of total revenue increased to 5.8% in the nine-month period ended May 2, 2003, from 5.7% in the nine-month period ended May 3, 2002. This increase was due primarily to higher professional fees versus the prior year and higher costs for store manager conferences versus a year ago offset partially by higher revenues from menu pricing and new stores versus the prior year.

Interest Expense

          Interest expense increased to $2,214 and $6,659 in the third quarter and the first nine months of fiscal 2003, respectively, from $1,535 and $4,616 in the same periods last year. The increases resulted primarily from higher average outstanding debt during the third quarter and first nine months of fiscal 2003 as compared to last year and was offset partially by lower average interest rates as compared to last year.

Interest Income

                  The Company did not recognize any interest income in the third quarters of fiscal 2003 and 2002, as well as the first nine months of fiscal 2002. The Company's interest income was $73 in the first nine months of fiscal 2003. The increase for the first nine months of fiscal 2003 was due primarily to higher average funds available for investment during the first quarter of fiscal 2003 as compared to last year.

Provision for Income Taxes

          The provision for income taxes as a percent of pre-tax income was 35.5% in the third quarter and the first nine months of fiscal 2003 as compared to 35.2% during the third quarter a year ago and 35.6% for the first nine months and entire fiscal year of 2002. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on employee tip income. The primary reason for the increase in the tax rate from the third quarter a year ago was that the rate for the first nine months a year ago was lower than management's previous estimates in the first two quarters of fiscal 2002. The primary reason for the decrease in the tax rate for the first nine months and the entire fiscal year of 2002 was decreases in effective state tax rates.

          As previously discussed in the 2002 10-K, the Internal Revenue Service has been examining the Company's federal payroll tax filings for the calendar years ended December 31, 1997 through December 31, 2001. The examination is now limited to FICA taxes paid on employee-reported tip income. Any assessment of such taxes would result in the Company reporting the corresponding payment on its Income Statement as an unusual item below General and Administrative and above Operating Income. The Company would be entitled to receive an employer credit for the FICA taxes paid on tip income. The Company would record this corresponding benefit in the same amount as the payment to Provision for Income Taxes, during the same fiscal quarter. Therefore, the Company would expect that a payment, if any, would have no effect on Net Income or Net Income Per Share as reported by the Company, nor would the Company expect such a payment to have a material impact on its liquidity and capital resources, since the impact would be expected to be only a timing difference between such payment and its recovery through reduced future federal income tax payments.

          The Company recorded a reduction in the third quarter of fiscal 2003 to current taxes payable of $21,699, a decrease in current deferred income tax asset of $2,535 and an increase in long-term deferred income tax liability of $19,164 as a result of additional information available from the preparation and filing of the Company's tax returns filed in the third quarter of fiscal 2003.

Critical Accounting Policies

         The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements included in the 2002 10-K). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Impairment of Long-Lived Assets

         The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or over the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from value impairment is recognized by a charge to earnings. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the fiscal second quarter ending January 31, 2003, and concluded that there was no current indication of impairment. This annual assessment will be performed in the fiscal second quarter of each year. Additionally, an assessment will be performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Insurance Reserves

         The Company self-insures a significant portion of expected losses under its workers' compensation, general liability and health insurance programs. The Company has purchased insurance for individual claims that exceed $250 for workers' compensation and general liability insurance prior to fiscal 2003, but has now increased this amount to $500. The Company elected not to purchase such insurance for its primary group health program, but its offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program. The Company records a liability for workers' compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company's fiscal third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent fiscal quarters until the next annual, actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with SFAS No. 5, the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on the actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. From time to time the Company has performed limited scope interim updates of its actuarial studies to verify and/or modify its reserves. The Company records a liability for its group health program for all unpaid claims based primarily upon a loss development analysis derived from actual group health claims payment experience provided by the Company's third party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these insurance programs.

Inventory Shrinkage

         Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods. This estimate is consistent with Cracker Barrel's historical practice in all fiscal periods shown. Actual shrinkage recorded upon physical inventory counts may produce materially different amounts of shrinkage than estimated by the Company for the fiscal third quarter ended on May 2, 2003.

Tax Provision

         The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its fiscal year end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company's consolidated financial statements and its consolidated financial position. See
Note 2 to the Company's Condensed Consolidated Financial Statements filed herein and Note 7 to the Company's Consolidated Financial Statements included in the 2002 10-K.

Legal Proceedings

         As discussed in Note 12 to the Company's Condensed Consolidated Financial Statements filed with this Quarterly Report and more fully discussed in Note 9 to the Company's Consolidated Financial Statements included in the 2002 10-K, the Company reported that its Cracker Barrel Old Country Store, Inc. subsidiary is subject to an investigation and certain lawsuits, one of which has been provisionally certified as a collective action. As is more fully discussed in these footnotes, the Company believes it has substantial defenses in these lawsuits and intends to continue to defend each of them vigorously. Except for a $3,500 reserve accrual, there currently is no provision for any potential liability with respect to these matters in the Company's Condensed Consolidated Financial Statements. However, future developments in any of these proceedings, if adverse, could result in a material adverse effect on the Company's financial condition or results of operations.

         In addition to the litigation described in the preceeding paragraph, the Company and its subsidiaries are parties to other legal proceedings incidental to their businesses. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the Company's consolidated results of operations or financial position.

Impact of Recent Accounting Pronouncements Not Yet Adopted

         In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements or its financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how a Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that freestanding financial instrument embodies an obligation of the Company. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements or its financial position.

Liquidity and Capital Resources

         The Company's operating activities provided net cash of $154,062 for the nine-month period ended May 2, 2003 increased from the $118,328 provided during the same period a year ago. This increase was due primarily to increases in net income and depreciation and amortization, decreases in inventories and income tax payments and increases in deferred revenues related to higher gift card sales, partially offset by decreases in accounts payable. Most of the $154,062 in net cash from operating activities was provided by net income adjusted for depreciation and amortization. Cash provided by decreases in inventories and other current assets and increases in deferred income taxes and other current liabilities was offset partially by cash used for increases in other assets and decreases in accounts payable and other long-term liabilities.

         The Company had negative working capital of $77,269 at May 2, 2003 versus negative working capital of $61,587 at August 2, 2002. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may from time to time, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

         Capital expenditures were $85,260 for the nine-month period ended May 2, 2003 as compared to $69,997 during the same period a year ago. Construction of new locations accounted for most of these expenditures and for most of the increase. Capitalized interest was $104 and $345 for the quarter and nine-month period ended May 2, 2003, as compared to $79 and $276 for the quarter and nine-month period ended May 3, 2002, respectively. This difference was due primarily to an increase in the average number of new locations under construction versus the same period a year ago offset partially by lower borrowing costs as compared to a year ago.

         The Company's internally generated cash, along with cash at August 2, 2002, the Company's available revolver and real estate operating lease arrangements, were sufficient to finance all of its growth in the first nine months of fiscal 2003.

         The Company estimates that its capital expenditures for fiscal 2003 will be approximately $120,000 to $125,000, most of which will be related to the construction of new Cracker Barrel stores and new Logan's restaurants. The Company, through internally generated cash and available borrowing capacity, expects to be able to meet its capital needs for the foreseeable future. The Company expects to open 23 new Cracker Barrel stores, 20 of which already have opened, in fiscal 2003. The Company also has opened 12 new company-operated Logan's restaurants in fiscal 2003.

         The Company's contractual obligations and commitments as of May 2, 2003 are as follows:

                                                          Amount of Contractual Oblistions Due by Period
                                                                 Less than 1    2-3        4-5      After 5
                                                         Total       Year      Years      Years      Years
                                                         -----       ----      -----      -----      -----
Convertible debt (a)                                   $178,392         --         --         --   $178,392
Revolving credit facility                                20,000         --         --   $ 20,000         --
                                                       --------   --------   --------   --------   --------
Long-term debt                                          198,392         --         --     20,000    178,392
Capital leases                                              473   $     97   $    239        137         --
Operating leases - excluding billboards                 457,018     27,707     55,509     54,955    318,847
Operating leases for billboards                          32,885     18,353     14,280        252         --
                                                       --------   --------   --------   --------   --------
Total contractual cash obligations                     $688,768   $ 46,157   $ 70,028   $ 75,344   $497,239
                                                       ========   ========   ========   ========   ========


                                                            Amount of Commitment Expirations by Period
                                                        Total     Less than 1     2-3     4-5        Over 5
                                                      Commitment     Year        Years   Years        Years
                                                      ----------     ----        -----   -----        -----
Revolving credit facility                              $300,000          -          -   $300,000          -
Standby letters of credit                                10,635    $10,635          -          -          -
Trade letters of credit                                   2,418      2,418          -          -          -
Guarantees (b)                                            5,030        443       $913        913     $2,761
                                                       --------    -------       ----   --------     ------
Total commitments                                      $318,083    $13,496       $913   $300,913     $2,761
                                                       ========    =======       ====   ========     ======



(a) The convertible debt was issued at a discount representing a yield to maturity of 3.00% per annum. The $178,392 balance is the accreted carrying value of the debt at May 2, 2003. The convertible debt will continue to accrete at 3.00% per annum and if held to maturity on April 2, 2032 the obligation will total $422,050.

(b) Consists solely of guarantees associated with properties that have been subleased or assigned. The Company is not aware of any non-performance under these arrangements that would result in the Company having to perform in accordance with the terms of those guarantees.

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

         On September 12, 2002, the Company announced that the Board of Directors had authorized the repurchase of up to 2,000 shares of the Company's common stock. The purchases were to be made from time to time in the open market at prevailing market prices. This 2,000 share repurchase authorization was completed during the second quarter for total consideration of $53,868 or $26.93 per share.

         On February 28, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2,000 shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. During the third quarter, the Company repurchased 1,420 shares of its common stock for total consideration of $41,135 or $28.97 per share. The Company presently expects to complete this share repurchase authorization before the end of fiscal 2003, although there can be no assurance that these expected repurchases actually will be completed in that period of time.

         On May 30, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 1,000 shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization before the end of fiscal 2003, although there can be no assurance that such repurchase actually will be completed in that period of time. The principal factors in determining whether the repurchase will be completed include the funds needed for such repurchases relative to availability of funds generated from the business and drawn from the Company's revolving credit facility while maintaining the Company's capitalization targets discussed below.

         During the first nine months of fiscal 2003, the Company received proceeds of $27,626 from the exercise of stock options on 1,498 shares of its common stock. During the second quarter of fiscal 2003, the Company declared and paid its annual dividend of $.02 per share.

         Management believes that cash at May 2, 2003, along with cash generated from the Company's operating activities and its available revolving credit facility, as well as financing obtained through real estate operating leases, will be sufficient to finance its continued operations, its new share repurchase authorization and its continued expansion plans through fiscal 2004. At May 2, 2003, the Company had $280,000 available under its then existing revolving credit facility. The Company estimates that it will generate excess cash of more than $100,000 before proceeds from the exercise of stock options and after capital expenditures in fiscal 2003 which it has applied and presently intends to apply toward its current and recently completed share repurchase authorizations, debt reduction or other purposes. The Company's principal criteria for share repurchases are that they be accretive to earnings per share and that they do not unfavorably affect the Company's investment grade debt rating and target capital structure. The Company's target capital structure includes the estimated effect of off-balance sheet real estate operating leases on its long-term debt and its total capitalization. The Company's target capital structure is approximately 35% for the ratio of lease-adjusted debt to lease-adjusted total capitalization.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2002, and filed with the Commission on October 25, 2002, is incorporated in this item of this report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since August 2, 2002.

Item 4.  Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was made under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective for the purposes set forth in the definition of "disclosure controls and procedures" in Exchange Act Rule 13a-14(c). There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II


Item 1.           Legal Proceedings

                  Part I, Item 3 of the 2002 10-K is incorporated in this Form 10-Q by this reference.

                  Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (filed with the Commission on March 17, 2003) is incorporated in this Form 10-Q by this reference.

                  See also Note 12 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item I of this Quarterly Report on Form 10-Q, which also is incorporated in this item by this reference.




Item 6.           Exhibits and Reports on Form 8-K

                  (a) The following exhibits are submitted pursuant to Item 601 of Regulation S-K

                      (15) Letter regarding unaudited financial information.
                      (99) Sarbanes-Oxley Section 906 Certifications

                      Pursuant to Securities and Exchange Commission Release No. 33-8212 (34-47551), the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 are being furnished as Exhibit 99 to this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

                  (b) The following Current Reports on Form 8-K were filed
                      during the quarter for which this report is filed:

                      Form 8-K dated February 20, 2003, reporting under
                      Item 9 the issuance of a press release announcing the Company's fiscal 2003 second quarter earnings, current sales trends and earnings guidance for the third and fourth fiscal quarters of fiscal 2003.

                      Form 8-K dated February 21, 2003, reporting under
                      Item 5 the closing of the Company's new $300 million 5-year revolving credit facility.

                      Form 8-K dated February 28, 2003, reporting under
                      Item 5 the Board of Directors' authorization to repurchase up to 2 million additional shares of the Company's common stock.

                      Form 8-K dated March 10, 2003, reporting under Item 9 the issuance of a press release announcing developments in certain litigation

                      Form 8-K dated March 17, 2003, reporting under Item 9 in connection with the filing of the Company's Form 10-Q for the quarterly period ending on January 31,2003, that the Company's Chief Executive Officer and Chief Financial Officer had provided the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

                      Form 8-K dated March 20, 2003, reporting under Item 9 the issuance of a press release announcing the Company's fiscal 2003 third quarter-to-date sales and operating trends discussing the outlook for the remainder of the quarter.

                      Form 8-K dated April 22, 2003, reporting under Item 9 the issuance of a press release announcing the Company's fiscal 2003 third quarter-to-date sales trends and increased earnings guidance for the third and fourth fiscal quarters of fiscal 2003.


                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date: 6/12/03          By /s/Lawrence E. White
      -------             -------------------------------------------------
                          Lawrence E. White, Senior Vice President, Finance
                            and Chief Financial Officer



Date: 6/12/03          By /s/Patrick A. Scruggs
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    June 12, 2003               /s/ Michael A. Woodhouse
         -------------                   --------------------------
                                         Michael A. Woodhouse,
                                         President and Chief Executive Officer



A signed original of this written statement required by Section 906 has been provided to CBRL Group, Inc. and will be retained by CBRL Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   June 12, 2003                /s/ Lawrence E. White
        -------------                    ------------------------
                                         Lawrence E. White,
                                         Senior Vice President, Finance and
                                          Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to CBRL Group, Inc. and will be retained by CBRL Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT INDEX


Exhibit No.                Description

15                         Letter regarding unaudited financial information

99                         Sarbanes-Oxley Section 906 Certifications

                           Pursuant to Securities and Exchange Commission Release No. 33-8212 (34-47551), the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 are being furnished as Exhibit 99 to this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.