Form 10-K
period 2003-08-01
CBRL GROUP INC
filed 2003-10-15
CIK 1067294

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended August 1, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to
                                    ----------    ----------

                             Commission file number
                                    000-25225

                             ---------------------


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

                                 ----------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes X No __

The aggregate market value of voting stock held by nonaffiliates of the registrant, by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the quarter ended January 31, 2003, was $1,548,719,735. For purposes of this computation, all directors, executive officers and 10% beneficial owners of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

As of September 26, 2003, there were 48,001,226 shares of common stock outstanding.

                       Documents Incorporated by Reference

Document from which Portions                                Part of Form 10-K
are Incorporated by Reference                            into which incorporated
-----------------------------                            -----------------------

1.  Annual Report to Shareholders                        Part II
    for the fiscal year ended
    August 1, 2003 (the "2003 Annual Report")
2.  Proxy Statement for Annual                           Part III
    Meeting of Shareholders
    to be held November 25, 2003
    (the "2003 Proxy Statement")

                                     PART I
                                                                            PAGE

ITEM 1.  BUSINESS                                                              5
ITEM 2.  PROPERTIES                                                           14
ITEM 3.  LEGAL PROCEEDINGS                                                    17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  17


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                  20
ITEM 6.  SELECTED FINANCIAL DATA                                              20
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            20
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           20
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          20
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                  20
ITEM 9A. CONTROLS AND PROCEDURES                                              20

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   21
ITEM 11. EXECUTIVE COMPENSATION                                               21
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       21
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       21
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                               21

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K                                                             21

SIGNATURES                                                                    23

         Except for specific historical information, the matters discussed in this Form 10-K, as well as the 2003 Annual Report that is incorporated herein by reference, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of CBRL Group, Inc. to differ materially from those expressed or implied by those statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "outlook", "plans", "projection", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: the effects of uncertain consumer confidence or general or regional economic weakness on sales and customer travel activity; practical or psychological effects of terrorist acts or war and military or government responses; consumer behavior based on concerns over nutritional aspects of the Company's products or restaurant food in general; competitive marketing and operational initiatives; commodity, workers' compensation, group health and utility price changes; the effects of plans intended to improve operational execution and performance; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; the ability of the Company to identify and acquire successful new lines of retail merchandise; changes in foreign exchange rates affecting the Company's future retail inventory purchases; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; changes in accounting principles generally accepted in the United States of America or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; changes in interest rates affecting the Company's financing costs; increases in construction costs; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting, tax, wage and hour matters, health and safety, pensions and insurance; the actual results of pending or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; other undeterminable areas of government or regulatory actions or regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases, and other communications.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW
         CBRL Group, Inc. (the "Company") is a holding company that, through certain subsidiaries, is engaged in the operation and development of the Cracker Barrel Old Country Store(R) and Logan's Roadhouse(R) restaurant and retail concepts. The Company was organized under the laws of the state of Tennessee in August 1998. We maintain an internet website at http://www.cbrlgroup.com. We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

CONCEPTS

Cracker Barrel Old Country Store
--------------------------------

         Cracker Barrel Old Country Store, Inc. ("Cracker Barrel"), headquartered in Lebanon, Tennessee, through its various affiliates, as of October 15, 2003, operates 484 full service "country store" restaurants and gift shops, which are located in 41 states. Stores primarily are located along interstate highways; however, 59 stores are located near "tourist destinations" or are considered "off-interstate" stores. These "off-interstate" stores represent a significant part of Cracker Barrel's expected future efforts to expand the brand. However, in fiscal 2004 Cracker Barrel intends to open up to

75% of its new stores along interstate highways as compared to approximately half in fiscal 2003. The Company believes that it should focus primarily on available interstate locations where Cracker Barrel generates the greatest brand awareness. The restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays) and feature home style country cooking from Cracker Barrel's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits among other items. The restaurants do not serve alcoholic beverages. The stores are constructed in a trademarked rustic, old country store design and feature a separate retail area offering a wide variety of decorative and functional items specializing in rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods, including various old fashioned candies and jellies among other things. Cracker Barrel sometimes offers items for sale in the retail store that are also featured on the restaurant menu, such as pies or cornbread mix. The Company believes that Cracker Barrel achieves high retail sales per square foot (over $425 annually) both by offering interesting merchandise and by having a significant source of retail customers from the high volume of restaurant customers, an average of over 8,000 per week in a typical store. Cracker Barrel stores are intended to appeal to both the traveler and the local customer and consistently have been a consumer favorite. Cracker Barrel was ranked as the top family dining chain for the thirteenth consecutive year in the 2003 Restaurants & Institutions magazine "Choice in Chains" annual consumer survey. Additionally, Cracker Barrel was named "Chain of the Year" by Restaurant Hospitality magazine in its August 2003 issue.

Logan's Roadhouse
-----------------

         Logan's Roadhouse, Inc. ("Logan's"), headquartered in Nashville, Tennessee, through its various affiliates, as of October 15, 2003, in 17 states operates 101 Logan's Roadhouse restaurants and franchises an additional 16 Logan's restaurants. Logan's restaurants feature steaks, ribs, chicken and seafood dishes and combinations among other items served in a distinctive atmosphere reminiscent of an American roadhouse of the 1930s and 1940s. The restaurants are open seven days a week for lunch and dinner and offer full bar service. Logan's serves lunch and dinner between the hours of 11:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays). The Logan's concept is designed to appeal to a broad range of customers by offering generous portions of moderately-priced, high quality food in a very casual, relaxed dining environment that is lively and entertaining. The fun atmosphere is enhanced by display cooking of grilled items and buckets of complimentary peanuts on every table, which the guests are encouraged to enjoy and let the shells fall on the floor. Alcoholic beverages represented less than 9% of Logan's net sales in fiscal 2003. The Logan's menu is designed to appeal to a wide variety of tastes, and emphasizes extra-aged, hand-cut on premises USDA choice steaks and signature dishes such as baked sweet potatoes and made-from-scratch yeast rolls.

OPERATIONS

Cracker Barrel Old Country Store
--------------------------------

         Store Format: The format of Cracker Barrel stores consists of a trademarked rustic, old country-store style building. All stores are freestanding buildings. Store interiors are subdivided into a dining room consisting of approximately 30% of the total interior store space, and a retail shop consisting of approximately 22% of such space, with the balance primarily consisting of kitchen, storage and training areas. All stores have stone fireplaces, which burn wood where permitted. All are decorated with antique-style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in original old country stores. The front porch of each store features a row of the signature Cracker Barrel rocking chairs that are used by guests waiting for a table and are sold in the retail shop. The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

         Products: Cracker Barrel's restaurant operations, which generated approximately 77% of Cracker Barrel's total revenue in fiscal 2003, offer home-style country cooking featuring Cracker Barrel's own recipes emphasizing authenticity and quality. The restaurants offer breakfast, lunch and dinner from a moderately-priced menu. Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, including gravy and biscuits and country ham and biscuits. Prices for a breakfast meal range from $1.99 to $7.99. Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens. The Company also periodically features new items as off-menu specials to enhance customer interest and identify potential future additions to the menu. Lunches and dinners range in price from $2.99 to $12.99. The average check per customer for fiscal 2003 was $7.54. Cracker Barrel from time to time adjusts its prices. A price increase of less than 1% was instituted in November 2002.

         The retail operations, which generated approximately 23% of Cracker Barrel's total revenue in fiscal 2003, offer a wide variety of decorative and functional items such as rocking chairs, holiday gifts and toys, apparel, cast iron cookware, old-fashioned crockery, handcrafted figurines, a book-on-audio sale and exchange program and various other gift items, as well as various candies, preserves, smoked sausage, syrups and other food items. Many of the candy items, smoked bacon, jellies and jams, along with other high quality products, are sold under the "Cracker Barrel Old Country Store" brand name. Cracker Barrel sometimes offers items for sale in the retail store that are also featured on the restaurant menu, such as pies or cornbread mix. The Company believes that Cracker Barrel achieves high retail sales per square foot (over $425 annually) both by offering interesting merchandise and by having a significant source of retail customers from the high volume of restaurant customers, an average of over 8,000 per week in a typical store.

         Product Development and Merchandising: Cracker Barrel maintains a product development department, which develops new and improved menu items in response either to shifts in customer preferences or to create customer interest. Cracker Barrel merchandising specialists are involved on a continuing basis in selecting and positioning merchandise in the retail shop with an overall nostalgic theme targeted to appeal to travelers. Cracker Barrel recently introduced the first editions of proprietary "Heritage Music" CDs featuring various styles of traditional American music from bluegrass, to blues, to Cajun, to gospel and to other styles. Management believes that Cracker Barrel has adequate flexibility to meet future shifts in consumer preference on a timely basis. Coordinated seasonal promotions are used regularly in the restaurants and retail shops.

         Store Management and Quality Controls: Cracker Barrel store management typically consists of a general manager, four associate managers and a retail manager, who are responsible for over 100 employees on two shifts. The relative complexity of operating a Cracker Barrel requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational efficiency, Cracker Barrel maintains a bonus plan designed to provide store management with an opportunity to share in the profits of their store. Additionally, Cracker Barrel has a supplemental bonus plan, providing managers an opportunity to earn additional bonus based on achieving specific operational targets. Cracker Barrel also offers general managers stock options. To assure that individual stores are operated at a high level of quality, Cracker Barrel emphasizes the selection and training of store managers. It also employs District Managers to support individual store managers and Regional Vice Presidents to support individual District Managers. Each District Manager's individual span of control typically is seven to eight individual restaurants, and Regional Vice Presidents support eight to ten District Managers. Each store is assigned to both a restaurant and a retail District Manager and each District is assigned to both a restaurant and a retail Regional Vice President. The various levels of restaurant and retail management work closely together.

         The store management recruiting and training program begins with an evaluation and screening process. In addition to multiple interviews and background and experience verification, Cracker Barrel conducts testing which is designed to identify those applicants most likely to be best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of eight weeks of in-store training and three weeks of training at Cracker Barrel's corporate facilities. This program allows new managers the opportunity to become familiar with Cracker Barrel operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility. Cracker Barrel provides its managers with ongoing training through its various management development classes. Additionally, the Company is in the final stages of implementing internet-based computer-assisted instruction capability to train both hourly and, eventually, management staff consistently at all locations.

         Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to price and other material terms of most food purchases. Cracker Barrel is a party to a prime vendor contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; and Ft. Mill, South Carolina. In June 2003 this vendor's contract was renewed through fiscal 2007 with no price increase from fiscal 2002 pricing until fiscal 2005. The contract does provide for fuel cost adjustments under certain conditions. The contract will remain in effect until both parties mutually modify it in writing or until terminated by either Cracker Barrel or the distributor upon 180 days written notice to the other party. Cracker Barrel purchases the majority of its food products and restaurant supplies on a cost-plus basis through its unaffiliated distributor. The distributor is responsible for placing food orders and warehousing and delivering food products to Cracker Barrel's stores. Deliveries generally are made once per week to the individual stores. Certain perishable food items are purchased locally by Cracker Barrel stores.

         Three food categories (beef, pork and poultry) account for the largest shares of Cracker Barrel's food purchasing expense at approximately 14%, 13% and 13% each, respectively, but each category does include several individual items. The single food item within these categories accounting for the largest share of Cracker Barrel's food purchasing expense is chicken tenderloin at approximately 7% of food purchases in fiscal 2003. Cracker Barrel presently purchases its beef through seven vendors, pork through eight vendors, and poultry through eleven vendors. Cracker Barrel purchases its chicken tenderloin through seven vendors. Should any food items from these vendors become unavailable, management is of the opinion that these food items could be obtained in sufficient quantities from other sources at competitive prices.

         The majority of retail items (approximately 65% in fiscal 2003) are centrally purchased directly by Cracker Barrel from domestic and international retail vendors and warehoused at the Company's owned Lebanon distribution center. Approximately 25% of Cracker Barrel's retail purchases in fiscal 2003 were directly from the People's Republic of China, and the Company believes that other of its retail merchandise vendors may also make such purchases of items sold to Cracker Barrel. The distribution center fulfills retail item orders generated by Cracker Barrel's automated replenishment system and generally ships the retail orders once a week to the individual stores. Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly from Cracker Barrel's vendors to its stores. The distribution center is a 367,200 square foot warehouse facility with 36 foot ceilings and 170 bays, and includes an additional 13,800 square feet of office and maintenance space. The facility originally was built in 1993 and expanded in 1996.

         Cost and Inventory Controls: Cracker Barrel's computer systems and various analysis tools are used to evaluate store operating information and provide management with reports to determine if any material variances in food costs, labor costs or operating expenses have occurred. Management also monitors individual store restaurant and retail sales on a daily basis and closely monitors sales mix, sales trends, operational costs and inventory levels. The information generated by the computer systems, analysis tools and monitoring processes are used to manage the operations of the store, replenish retail inventory levels and to facilitate retail purchasing decisions. These systems and processes also are used in the development of forecasts, budget analyses, and planning.

         Guest Satisfaction: Cracker Barrel is committed to providing its guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment, in a way that evokes memories of the past. Cracker Barrel's commitment to offering guests a quality experience begins with its employees. Its mission statement, "Pleasing People", means all people, guests and employees alike, and the Company's employees are trained and reinforced on the importance in a culture of mutual respect. Cracker Barrel also is committed to staffing each store with an experienced management team to ensure attentive customer service and consistent food quality. Through the regular use of guest surveys and store visits by its District Managers and Regional Vice Presidents, management receives valuable feedback, which it uses in its ongoing efforts to improve the stores and to demonstrate Cracker Barrel's continuing commitment to pleasing its guests. Cracker Barrel also has for many years had a guest relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up.

         Marketing: Outdoor advertising (i.e., billboards, state department of transportation signs) is the primary advertising medium utilized to reach consumers in the primary trade area for each Cracker Barrel store and also to reach interstate travelers and tourists. Outdoor advertising accounted for approximately 60% of advertising expenditures in fiscal 2003. In recent years Cracker Barrel has utilized other types of media, such as radio and print, in its core markets to maintain customer awareness, and outside of its core markets to increase name awareness and to build brand loyalty. Cracker Barrel defines its core markets based on geographic location, longevity in the market and name awareness in each market. Cracker Barrel plans to maintain its overall advertising spending at approximately 2% of Cracker Barrel's net sales in fiscal 2004, as it has since fiscal 2000. Outdoor advertising should continue to represent approximately 60% of advertising expenditures in fiscal 2004. New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume, after which time a full marketing plan may be implemented.

Logan's Roadhouse
-----------------

         Store Format: Logan's restaurants generally are constructed of rough-hewn cedar siding in combination with bands of corrugated metal outlined in red neon. Interiors are decorated with murals and other artifacts depicting scenes or billboard advertisements reminiscent of American roadhouses of the 1930s and 1940s, concrete and wooden planked floors and neon signs. The lively, upbeat, friendly, relaxed atmosphere seeks to appeal to families, couples, single adults and business persons. The restaurants feature display cooking and an old-fashioned meat counter displaying ribs and hand-cut USDA choice steaks, and also include a spacious, comfortable bar area. While dining or waiting for a table, guests may eat complimentary roasted in-shell peanuts and toss the shells on the floor. In the waiting area they also may watch as cooks prepare steaks and other entrees on gas-fired mesquite grills. Many of the restaurants feature a complimentary Wurlitzer(R) jukebox in the waiting or bar area. All of these features are intended to emphasize a relaxed, roadhouse-type environment.

         Products: Logan's restaurants offer a wide variety of items designed to appeal to a broad range of consumer tastes. Specialty appetizers include hot wings "roadhouse-style", baby back rib baskets and "roadhouse" nachos. The Logan's dinner menu features an assortment of specially seasoned USDA choice steaks, extra-aged, and cut by hand on premises. Guests also may choose from slow-cooked baby back ribs, seafood, mesquite grilled shrimp, mesquite grilled pork chops, grilled chicken and an assortment of hamburgers, salads and sandwiches. All dinner entrees include dinner salad, made-from-scratch yeast rolls and a choice of brown sugar and cinnamon sweet potato, baked potato, mashed potatoes, steamed vegetables, fries or rice pilaf at no additional cost. Logan's express lunch menu provides specially priced items to be served in less than 15 minutes. All lunch salads are served with made-from-scratch yeast rolls, and all lunch sandwiches are served with home-style potato chips at no additional cost. Prices range from $4.79 to $8.79 for lunch items and from $4.99 to $17.99 for dinner entrees. Logan's generally targets to achieve value parity or advantage relative to key competitors, especially on comparable menu items. The average check per customer for fiscal 2003 was $11.61. Logan's adjusts its prices from time to time, but had no menu price increases in fiscal 2003. Less than 9% of Logan's net sales in fiscal 2003 were from alcoholic beverages.

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

         Restaurant Management and Quality Controls: Logan's restaurant management typically consists of a general manager, one kitchen manager and four assistant managers who are responsible for approximately 78 hourly employees. Each restaurant employs a skilled meat-cutter to cut steaks from USDA choice beef. The general manager of each restaurant is responsible for the day-to-day operations of the restaurant, including maintaining the standards of quality and performance established by Logan's corporate management. The relative complexity of operating a Logan's restaurant requires an effective management team at the individual restaurant level. As a motivation to restaurant managers to increase revenues and operational efficiency, Logan's maintains a bonus plan that rewards managers for improving sales and hourly turnover, achieving Logan's standard of guest satisfaction as measured through a secret shopper program, and achieving key operating cost targets. Management believes that having five to six managers in its restaurants contributes to the attentive service and high quality food. Logan's restaurant management teams typically are comprised of two persons who were promoted into management positions from non-management positions and, therefore fully understand the Logan's concept, and three to four managers with high levels of previous management experience. To assure that individual restaurants are operated at a high level of quality, Logan's has Regional Managers to support individual restaurant managers, four Directors of Operations and one Vice President of Operations to support individual Regional Managers. Each Regional Manager supports 4 to 5 individual restaurants, and each Director of Operations supports 7 to 8 Regional Managers. Through regular visits to the restaurants, the Vice President of Operations, the Directors of Operations and the Regional Managers ensure that the Logan's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

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

         The single food item accounting for the largest share (approximately 34%) of Logan's food costs is beef. Steaks are hand-cut on the premises. Logan's presently purchases its beef through one supply contract. Should any beef items from this supplier become unavailable for any reason, management believes that such items could be obtained in sufficient quantities from other sources at competitive prices.

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

         Guest Satisfaction: Logan's is committed to providing its guests prompt, friendly, efficient service, keeping table-to-server ratios low and staffing each restaurant with an experienced management team to ensure attentive guest service and consistent food quality. Through the regular use of marketing research, guest feedback to the managers while in the restaurant and an outsourced "secret shoppers" program, management receives valuable feedback, which it uses to improve restaurants and demonstrate a continuing interest in guest satisfaction.

         Marketing: Logan's employs an advertising and marketing strategy designed to establish and maintain a high level of name recognition and to attract new customers. Logan's primarily uses radio advertising in selected markets. Management's goal is to develop a sufficient number of restaurants in certain markets to permit the cost-efficient use of television, radio and outdoor advertising. Logan's currently spends approximately 1.3% to 1.4% of its net sales on advertising. Logan's also engages in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs, in order to increase public awareness of Logan's restaurants. Logan's also has certain tie-ins with the National Football League's Tennessee Titans, including two concession facilities (named "Logan's Landing") inside Nashville, Tennessee's Coliseum and various promotions during and around the games as well as other events, such as home football games for Tennessee State University. Additionally, Logan's peanuts are sold at the Gaylord Entertainment Center, home of the Nashville Predators of the National Hockey League.

         Franchising: Prior to the Company acquiring Logan's Roadhouse, Inc., Logan's entered into three area development agreements and accompanying franchise agreements. Subsequent to the acquisition, Logan's terminated one of the area development agreements. Franchisees operate 16 Logan's restaurants in 4 states, and they have rights under the existing agreements, subject to development terms, conditions and timing requirements, to open up to 11 additional locations in those same states plus parts of Oregon. Certain of the agreements provide for the possible acquisition of the franchise locations by Logan's under specified terms. Management currently is not planning any other future franchising opportunities beyond the current development agreements.

EXPANSION

         Cracker Barrel opened the following 23 new stores in fiscal 2003:

                                               Interstate         Off-Interstate
                                               ----------         --------------
         Florida                                    1                    6
         Georgia                                    1                    3
         Ohio                                       2                    -
         Tennessee                                  1                    1
         Kentucky                                   1                    -
         Michigan                                   1                    -
         New Jersey                                 1                    -
         North Carolina                             1                    -
         Pennsylvania                               1                    1
         Virginia                                   -                    1
         West Virginia                              1                    -



         Cracker Barrel plans to open 24 new stores during fiscal 2004, of which four of those stores are already open as of October 15, 2003:

                                               Interstate         Off-Interstate
                                               ----------         --------------
         Florida                                    -                    1
         Kentucky                                   1                    -
         Ohio                                       1                    -
         Pennsylvania                               1                    -



         Logan's opened the following 12 new company-operated restaurants and 4 franchised restaurants in fiscal 2003:

                                            Company-Operated        Franchised
                                            ----------------        ----------
         Indiana                                   3                    -
         North Carolina                            -                    2
         Tennessee                                 3                    -
         Alabama                                   2                    -
         Texas                                     2                    -
         California                                -                    1
         Georgia                                   1                    -
         Michigan                                  1                    -
         South Carolina                            -                    1



         Logan's plans to open 11 new company-operated restaurants and four franchised restaurants during fiscal 2004, of which five company-operated restaurants are already open as of October 15, 2003:

Michigan      2
Alabama       1
Mississippi   1
Texas         1

         Prior to committing to a new location, Cracker Barrel and Logan's perform extensive reviews of various available sites, gathering cost, demographic, traffic and other data. This information is analyzed by computer models to help with the decision on building at a new location. Cracker Barrel and Logan's utilize in-house engineers to consult on architectural plans, develop engineering plans and oversee new construction. Both Cracker Barrel and Logan's currently are engaged in the process of seeking and selecting new sites, negotiating purchase or lease terms and developing chosen sites.

         It traditionally has been the Company's strategy to own its properties. However, on July 31, 2000, Cracker Barrel completed a sale-leaseback transaction involving 65 of its owned Cracker Barrel stores, and in recent years it has made greater use of ground leases for real estate acquisitions. The sale-leaseback transaction was for an initial term of 21 years plus options for up to 20 additional years. New leases typically have base terms of ten to fifteen years with renewal options at pre-determined rates for another fifteen to twenty years. Of the 484 Cracker Barrel stores open as of October 15, 2003, the Company owns 350, while the other 134 properties are either ground leases or ground and building leases. The current Cracker Barrel store prototype is approximately 10,000 square feet including 2,200 square feet in the retail gift shop. The prototype has 194 seats in the restaurant. Based on recent and projected new store development, the average cost for approximately 2.5 acres of land for a purchased site for a new Cracker Barrel store is expected to be between $900,000 and $1,000,000. Development costs of a new restaurant are approximately $2,400,000, including furniture, fixtures and equipment of approximately $670,000. Individual site costs, however, can vary materially from these estimates depending on local real estate, site and construction conditions. In addition, approximately $300,000 is budgeted for pre-opening expenses. The Company typically projects that a new Cracker Barrel store will generate annual sales of approximately $4,250,000 to $4,450,000. The Company's plans reflect a higher percentage of purchased stores than leased stores for the foreseeable future.

         Of the 117 Logan's restaurants open as of October 15, 2003, 16 are franchised restaurants. Of the remaining 101 Logan's restaurants, 54 are owned and 47 are ground leases. The current Logan's restaurant prototype is approximately 8,060 square feet with 277 seats, including 19 seats at the bar. Based on recent and projected new store development, the average cost for 1.6-1.9 acres of land for a purchased site for a new Logan's is expected to be between $750,000 to $850,000. Development costs of a new restaurant are approximately $2,100,000, including furniture, fixtures and equipment of approximately $500,000. Individual site costs, however, can vary materially from these estimates depending on local real estate, site and construction conditions. In addition, pre-opening expenses of approximately $140,000 are budgeted. The Company typically projects annual sales for a new Logan's restaurant of approximately $2,950,000 to $3,050,000. The Logan's prototype is under review and development cost estimates could vary in future months. The Company plans a higher percentage of leased units than purchased units for the foreseeable future.

EMPLOYEES

         As of August 1, 2003, CBRL Group, Inc. employed 21 people, of whom 8 were in advisory and supervisory capacities and 6 were officers of the Company. Cracker Barrel employed 57,073 people, of whom 436 were in advisory and supervisory capacities, 2,936 were in store management positions and 33 were officers. Logan's employed 8,098 people, of whom 68 were in advisory and supervisory capacities, 550 were in restaurant management positions and 4 were officers. Many of the restaurant personnel are employed on a part-time basis. Competition for and availability of qualified new employees has always been difficult, contributing to increases in store labor expenses, but general economic and labor market conditions have been relatively soft in recent quarters, contributing to less wage pressure than in prior years. None of the employees of the Company or its subsidiaries are represented by any union, and management considers its employee relations to be good.

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

         There are many restaurant companies catering to the public, some of which are substantially larger and have greater financial and marketing resources than those of either Cracker Barrel or Logan's and which compete directly and indirectly in all areas in which either Cracker Barrel or Logan's operates.

TRADEMARKS

         Cracker Barrel and Logan's deem the trademarks owned by them or their affiliates to be of substantial value Their policy is to obtain federal registration of their trademarks and other intellectual property whenever possible and to pursue vigorously any infringement of trademarks.

RESEARCH AND DEVELOPMENT

         While research and development are important to the Company, these expenditures have not been material due to the nature of the restaurant and retail industry.

SEASONAL ASPECTS

         Historically the profits of the Company have been lower in the first three fiscal quarters and highest in the fourth fiscal quarter, which includes much of the summer vacation and travel season. Management attributes these variations primarily to the decrease in interstate tourist traffic and propensity to dine out during the school year and winter months and the increase in interstate tourist traffic and propensity to dine out during the summer months. The Company's retail sales historically have been highest in the Company's second fiscal quarter, which includes the Christmas holiday shopping season.

SEGMENT REPORTING

         The Company has one reportable segment. See Notes 2 and 8 to the consolidated financial statements contained in the 2003 Annual Report incorporated by reference in Part II of this Annual Report on Form 10-K for more information on segment reporting.

WORKING CAPITAL

         In the restaurant industry, substantially all sales are either for cash or credit card. Like most other restaurant companies, the Company is able to, and may from time to time, operate with a working capital deficit. Restaurant inventories purchased through the Company's principal food distributor now are on terms of net zero days, while restaurant inventories purchased locally generally are financed through normal trade credit. Because of its retail operations, which have a lower product turnover than the restaurant business, the Company carries larger inventories than many in the restaurant industry. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid product turnover of the restaurant inventory. Employee compensation and benefits payable generally may be related to weekly, bi-weekly or semi-monthly pay cycles, and many other operating expenses have normal trade terms.

ITEM 2. PROPERTIES

         The Company's corporate headquarters are located on approximately 10 acres of land owned by Cracker Barrel Old Country Store, Inc. in Lebanon, Tennessee. The Company utilizes 10,000 square feet of office space for its corporate headquarters.

         The Cracker Barrel corporate headquarters and warehouse facilities are located on approximately 120 acres of land owned by Cracker Barrel Old Country Store, Inc. in Lebanon, Tennessee. Cracker Barrel utilizes approximately 110,000 square feet of office space for its corporate headquarters and decorative fixtures warehouse and 367,200 square feet of warehouse facilities and an additional 13,800 square feet of office and maintenance space for its retail distribution center.

         The Logan's corporate headquarters and training facility are located in approximately 31,000 square feet of office space in Nashville, Tennessee, under a lease expiring on April 1, 2010.

         Cracker Barrel opened a retail-only mall store, named "The Store," in a regional mall in Nashville, Tennessee in July 1999 to test this growth opportunity to leverage the Cracker Barrel's merchandising and logistical expertise. The retail-only mall store is leased and is presently considered a research and development site.

         Cracker Barrel owns and operates a motel in Lebanon, Tennessee which is used for housing its management trainees when they are in the classroom portion of their training, and which also serves the general public.

      In addition to the various corporate facilities, 21 properties owned or leased for future development, Cracker Barrel's retail-only mall store and motel and 9 parcels of excess real property and improvements including one leased property, which the Company intends to dispose of, Cracker Barrel and Logan's own or lease the following store properties as of October 15, 2003:


State                           Cracker Barrel       Logan's         Combined
-----                           --------------    -------------    -------------
                                Owned   Leased    Owned  Leased    Owned  Leased

Tennessee                        30       11       12        4       42       15
Florida                          36        9        4        1       40       10
Texas                            23        4        8       10       31       14
Georgia                          24        8        5        3       29       11
Ohio                             21        9        1        2       22       11
Alabama                          14        8        6        4       20       12
Indiana                          17        5        6        4       23        9
Kentucky                         17        9        -        5       17       14
Michigan                         13        3        2        8       15       11
North Carolina                   19        6        -        -       19        6
Virginia                         15        2        6        1       21        3
Illinois                         21        1        -        -       21        1
Pennsylvania                      8       10        -        -        8       10
South Carolina                   11        6        -        -       11        6
Louisiana                         7        2        3        2       10        4
Missouri                         11        2        -        1       11        3
Mississippi                       8        3        1        1        9        4
Arkansas                          4        6        -        -        4        6
Arizona                           2        7        -        -        2        7
West Virginia                     3        5        -        1        3        6
New York                          7        1        -        -        7        1
New Jersey                        2        4        -        -        2        4
Oklahoma                          4        2        -        -        4        2
Kansas                            4        1        -        -        4        1
Wisconsin                         5        -        -        -        5        -
Colorado                          3        1        -        -        3        1
Maryland                          3        1        -        -        3        1
Iowa                              3        -        -        -        3        -
Massachusetts                     -        3        -        -        -        3
New Mexico                        2        1        -        -        2        1
Utah                              3        -        -        -        3        -
Connecticut                       1        1        -        -        1        1
Minnesota                         2        -        -        -        2        -
Montana                           2        -        -        -        2        -
Nebraska                          1        1        -        -        1        1
Delaware                          -        1        -        -        -        1
Idaho                             1        -        -        -        1        -
New Hampshire                     1        -        -        -        1        -
North Dakota                      1        -        -        -        1        -
Rhode Island                      -        1        -        -        -        1
South Dakota                      1        -        -        -        1        -

Total                           350      134       54       47      404      181

         See "Business-Operations" and "Business-Expansion" for additional information on the Company's and its subsidiaries' properties.

ITEM 3.  LEGAL PROCEEDINGS

            Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2002 (filed with the Commission on October 25, 2002) is incorporated herein by this reference.

            Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (filed with the Commission on March 17, 2003) is incorporated herein by this reference.

            Item 5 of the Company's Current Report on Form 8-K filed with the Commission on August 6, 2003 is incorporated herein by this reference.

            Item 5 of the Company's Current Report on Form 8-K filed with the Commission on October 1, 2003 is incorporated herein by this reference.

           See also Note 9 to the Company's Consolidated Financial Statements filed or incorporated by reference into in Part II, Item 8 of this Annual Report on Form 10-K, which also is incorporated herein by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers of the Registrant
------------------------------------

     The following table sets forth certain information concerning the executive officers of the Company, as of September 26, 2003:

Name                                Age      Position with Registrant
----                                ---      ------------------------

Dan W. Evins                         68      Chairman of the Board

Michael A. Woodhouse                 58      President & Chief Executive Officer

Lawrence E. White                    53      Senior Vice President, Finance
                                             & Chief Financial Officer

James F. Blackstock                  56      Senior Vice President,
                                             General Counsel and Secretary

Norman J. Hill                       61      Senior Vice President, Human
                                             Resources

Patrick A. Scruggs                   39      Vice President of Accounting and
                                             Tax, Assistant Treasurer and Chief
                                             Accounting Officer

Donald M. Turner                     55      President and Chief Operating
                                             Officer of Cracker Barrel Old
                                             Country Store, Inc.

David L. Gilbert                     46      Chief Administrative Officer of
                                             Cracker Barrel Old Country
                                             Store, Inc.

G. Thomas Vogel                      39      President and Chief Operating
                                             Officer of Logan's Roadhouse, Inc.

         The following information summarizes the business experience of each executive officer of the Company for at least the past five years:

     Prior to his employment with the Company in January 1999, Mr. Evins was Chairman of the Board and Chief Executive Officer ("CEO") of Cracker Barrel Old Country Store, Inc. since its founding in 1969. He continued to serve as CEO of Cracker Barrel Old Country Store, Inc. until August 2001. Mr. Evins has 34 years of experience in the restaurant and retail industries.

     Prior to his employment with the Company in January 1999, Mr. Woodhouse was Senior Vice President of Finance and Chief Financial Officer of Cracker Barrel Old Country Store, Inc. since December 1995. Mr. Woodhouse served the Company as Senior Vice President of Finance and Chief Financial Officer from January 1999 to July 1999, as Executive Vice President and Chief Operating Officer from August 1999 until July 2000 and then as President and Chief Operating Officer from August 2000 until July 2001 when he assumed his current positions. Mr. Woodhouse has 19 years of experience in the restaurant industry and 11 years of experience in the retail industry.

     Prior to his employment with the Company in September 1999, Mr. White was Executive Vice President and Chief Financial Officer of Boston Chicken, Inc. from 1998 to 1999. Mr. White has 16 years of experience in the restaurant industry and 4 years of experience in the retail industry.

     Mr. Blackstock served the Company as Vice President, General Counsel and Secretary from January 1999 to February 2000 when he was promoted to Senior Vice President. Prior to his employment with the Company in January 1999, Mr. Blackstock was Vice President, General Counsel and Secretary of Cracker Barrel Old Country Store, Inc. from June 1997 until January 1999. Mr. Blackstock has 10 years of experience in the restaurant and retail industries.

     Prior to his employment with the Company in January 2002, Mr. Hill was Senior Vice President of Human Resources for Cracker Barrel Old Country Store, Inc. from October 1996. Mr. Hill has 24 years of experience in the restaurant industry and 7 years of experience in the retail industry.

     Prior to his employment with the Company in January 1999, Mr. Scruggs was employed by Cracker Barrel Old Country Store, Inc. since April 1989. Mr. Scruggs has served as Assistant Treasurer of Cracker Barrel Old Country Store, Inc. since August 1993. Mr. Scruggs has 14 years of experience in the restaurant and retail industries.

     Mr. Turner returned to Cracker Barrel Old Country Store, Inc. in December 1999, serving as Executive Vice President and Chief Operations Officer until his promotion to President and Chief Operating Officer in August 2001. Prior to his return to Cracker Barrel Old Country Store, Inc. in November 1999, Mr. Turner was retired. Mr. Turner retired from Cracker Barrel Old Country Store, Inc. as Senior Vice President and Chief Operations Officer in 1993, prior to which he served in various capacities since 1976. Mr. Turner has 22 years of experience in the restaurant industry and 24 years of experience in the retail industry.

     Prior to his employment with Cracker Barrel Old Country Store, Inc. in July 2001, Mr. Gilbert was with Shoney's Inc. serving as its Executive Vice President and Chief Administrative Officer from January 1999 to July 2001 and its Senior Vice President of Real Estate from January 1998 to January 1999. Mr. Gilbert has 25 years of experience in the restaurant industry and 2 years of experience in the retail industry.

     Prior to his employment with Logan's Roadhouse, Inc. in August 2003, Mr. Vogel was with Darden Restaurants Inc., since August 1991 serving in various capacities for its Red Lobster concept, including Senior Vice President of Operations, West/Southeast Divisions from June 1999 to August 2003, Vice President of Food and Beverage from November 1997 to June 1999, and Concept Development Director from March 1995 to November 1997. Mr. Vogel has 17 years of experience in the restaurant industry.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market (National Market System) ("Nasdaq") under the symbol CBRL. There were 14,777 shareholders of record as of September 26, 2003.

         The table "Market Price and Dividend Information" on page 20 of the 2003 Annual Report is incorporated herein by reference. Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The table "Selected Financial Data" on page 20 of the 2003 Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following portions of the 2003 Annual Report are incorporated herein by this reference:

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 25.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following portion of the 2003 Annual Report is incorporated herein by this reference:

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 and 23.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following portions of the 2003 Annual Report are incorporated herein by this reference:

         Consolidated Financial Statements and Independent Auditors' Report on pages 26 through 36.

         Quarterly Financial Data (Unaudited) on page 35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer of the Company have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Exchange Act). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of August 1, 2003, the Company's disclosure controls and procedures were adequate for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c).

         There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors of the Company is incorporated herein by this reference to the section entitled "Proposal 1: Election of Directors" in the 2003 Proxy Statement. The information required by this item with respect to executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by this reference to the sections entitled "Board of Directors and Committees" and "Executive Compensation" in the 2003 Proxy Statement. The matters labeled "Report of the Compensation and Stock Option Committee" and "Shareholder Return Performance Graph" shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated herein by this reference to the sections entitled "Stock Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in the 2003 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by this reference to the section entitled "Certain Transactions" in the 2003 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES


         The information required by this item is incorporated herein by this reference to the sections entitled "Fees Paid to Auditors" and "What is the Audit Committee's pre-approval policy and procedure with respect to audit and non-audit services provided by our auditors?" in the 2003 Proxy Statement. The remainder of the section entitled "Audit Committee Report" shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  List of documents filed as part of this report:

           1. The following Consolidated Financial Statements and the Independent Auditors' Report of Deloitte & Touche LLP on pages 26 through 36 of the 2003 Annual Report are incorporated herein by this reference:

              Independent Auditors' Report dated September 10, 2003 (September 25, 2003 as to Note 13)

              Consolidated Balance Sheet as of August 1, 2003 and August 2, 2002

              Consolidated Statement of Income for each of the three fiscal years ended August 1, 2003, August 2, 2002 and August 3, 2001

              Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years ended August 1, 2003, August 2, 2002 and August 3, 2001

              Consolidated Statement of Cash Flows for each of the three fiscal years ended August 1, 2003, August 2, 2002 and August 3, 2001

              Notes to Consolidated Financial Statements

           2. The exhibits listed in the accompanying Index to Exhibits on pages 24 through 26 are filed as part of this annual report.

      (b) Reports on Form 8-K filed during the last quarter of the period covered by this Annual Report on Form 10-K:

              Form 8-K dated July 17, 2003, reporting under Item 9 the issuance of a press release announcing the Company's fiscal 2003 fourth quarter-to-date earnings, sales trends and reaffirming the earnings guidance for the fourth fiscal quarter of fiscal 2003.

              Form 8-K dated July 9, 2003, reporting under Item 9 the Board of Directors' authorization to repurchase up to 1 million additional shares of the Company's common stock.

              Form 8-K dated June 19, 2003, reporting under Item 9 the issuance of a press release announcing the Company's fiscal 2003 fourth quarter-to-date sales and operating trends discussing the outlook for the remainder of the quarter.

              Form 8-K dated May 30, 2003, reporting under Item 9 the Board of Directors' authorization to repurchase up to 1 million additional shares of the Company's common stock.

              Form 8-K (as amended) dated May 22, 2003, reporting under Item 9 issuance of a press release announcing the Company's fiscal 2003 third quarter earnings, current sales trends and earnings guidance for the remainder of fiscal 2003.

              Form 8-K dated May 15, 2003, reporting under Item 9 the issuance of a press release announcing the availability of the Company's third quarter fiscal 2003 conference call on the internet.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of October, 2003.

                                      CBRL GROUP, INC.

                                      By:  /s/Michael A. Woodhouse
                                           -----------------------
                                           Michael A. Woodhouse
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name                         Title                                            Date
----                         -----                                            ----
/s/Dan W. Evins
---------------
Dan W. Evins                 Chairman of the Board and Director               October 15, 2003

/s/Michael A. Woodhouse
-----------------------
Michael A. Woodhouse         President, Chief Executive Officer and Director  October 15, 2003

/s/Lawrence E. White
--------------------
Lawrence E. White            Senior Vice President, Finance and Chief         October 15, 2003
                             Financial Officer (Principal Financial Officer)

/s/James F. Blackstock
----------------------
James F. Blackstock           Senior Vice President, General Counsel and      October 15, 2003
                              Secretary

/s/Patrick A. Scruggs
---------------------
Patrick A. Scruggs            Assistant Treasurer and Chief Accounting        October 15, 2003
                              Officer
                              (Principal Accounting Officer)

/s/James D. Carreker
--------------------
James D. Carreker             Director                                        October 15, 2003

/s/Robert V. Dale
-----------------
Robert V. Dale                Director                                        October 15, 2003

/s/Robert C. Hilton
-------------------
Robert C. Hilton              Director                                        October 15, 2003

/s/Charles E. Jones, Jr.
------------------------
Charles E. Jones, Jr.         Director                                        October 15, 2003

/s/B.F. Lowery
--------------
B.F. Lowery                   Director                                        October 15, 2003


-------------------
Gordon L. Miller              Director                                        October 15, 2003

/s/Martha M. Mitchell
---------------------
Martha M. Mitchell            Director                                        October 15, 2003


------------------
Andrea M. Weiss               Director                                        October 15, 2003


------------------
Jimmie D. White               Director                                        October 15, 2003



                               INDEX TO EXHIBITS

Exhibit
-------
3(I), 4(a)   Charter (1)

3(II), 4(b)  Bylaws (1)

4(c)         Shareholder Rights Agreement dated 9/7/1999 (2)

4(d) Indenture, dated as of April 3, 2002, among the Company, the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee, relating to the Company's zero-coupon convertible senior notes (3)

4(e) Form of Certificate for the Company's zero-coupon convertible senior notes (included in the Indenture filed as Exhibit 4(e) hereof) (3)

4(f) Form of Guarantee of the Company's zero-coupon convertible senior notes (included in the Indenture filed as Exhibit 4(e) hereof) (3)

4(g),10(a)   Credit Agreement dated 2/21/2003, relating to the $300,000,000
             Revolving Credit Facility (4)

10(b) Lease dated 8/27/1981 for lease of Macon, Georgia, store between Cracker Barrel Old Country Store, Inc. and B. F. Lowery, a director of the Company (5)

10(c)        The Company's 1987 Stock Option Plan, as amended (6)

10(d)        The Company's Amended and Restated Stock Option Plan, as amended
             (7)

10(e)        The Company's 2000 Non-Executive Stock Option Plan (8)

10(f) The Company's 1989 Non-Employee Director's Stock Option Plan, as amended (9)

10(g) The Company's Non-Qualified Savings Plan, effective 1/1/1996, as amended (6)

10(h)        The Company's Deferred Compensation Plan, effective 1/1/1994 (5)

10(i)        The Company's 2002 Omnibus Incentive Compensation Plan

10(j) Executive Employment Agreement executed January 15, 2002 between Dan W. Evins and the Company (3)

10(k) Executive Employment Agreement executed July 25, 2002 between Michael A. Woodhouse and the Company (8)

10(l)        Change-in-control Agreement for Dan W. Evins dated 10/8/1999 (7)

10(m)        Change-in-control Agreement for Michael A. Woodhouse dated
             10/8/1999 (7)

10(n)        Change-in-control Agreement for Lawrence E. White dated 10/8/1999
             (7)

10(o)        Change-in-control Agreement for James F. Blackstock dated 10/8/1999
             (7)

10(p)        Change-in-control Agreement for Norman J. Hill dated 10/13/1999 (8)

10(q)        Change-in-control Agreement for Donald M. Turner dated 12/6/1999
             (10)

10(r)        Change-in-control Agreement for David L. Gilbert dated 10/3/2001
             (8)

10(s)        Change-in-control Agreement for George T. Vogel dated October 3,
             2003

10(t)        Change-in-control Agreement for Patrick A. Scruggs dated October
             13, 1999

10(u) Master Lease dated July 31, 2000 between Country Stores Property I, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 21 Cracker Barrel Old Country Store(R)sites
             (11)

10(v) Master Lease dated July 31, 2000 between Country Stores Property I, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 9 Cracker Barrel Old Country Store(R)sites*

10(w) Master Lease dated July 31, 2000 between Country Stores Property II, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 23 Cracker Barrel Old Country Store(R) sites*

10(x) Master Lease dated July 31, 2000 between Country Stores Property III, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 12 Cracker Barrel Old Country Store(R) sites*

10(y)        CBRL Group, Inc. Long-Term Incentive Plan Cover Letter (3)

10(z)        CBRL Group, Inc. Long-Term Incentive Plan (3)

10(aa)       CBRL Group, Inc. Long-Term Incentive Summary Plan Description (3)

13 Pertinent portions, incorporated by reference herein, of the Company's 2003 Annual Report to Shareholders

21           Subsidiaries of the Registrant

23           Consent of Deloitte & Touche LLP

31           Rule 13a-14(a)/15d-14(a) Certifications

32           Section 1350 Certifications

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

     (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2003 (File No. 000-25225).

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

     (8) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 2, 2002 (File No. 000-25225).

     (9) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 2, 1991 (File No. 0-7536).

     (10) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 3, 2001 (File No. 000-25225).

     (11) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 28, 2000 (File No. 000-25225).