Form 10-Q
period 2003-10-31
CBRL GROUP INC
filed 2003-12-05
CIK 1067294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    (Mark One)

              X  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended October 31, 2003

                                       or

              __ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes    X        No_____
         -------

                        49,486,478 Shares of Common Stock
                       Outstanding as of November 28, 2003

                                     PART I

Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)
                                   (Unaudited)
                                                                                    October 31,          August 1,
                                                                                       2003                2003*
                                                                                       ----                ----
ASSETS
Current assets:
  Cash and cash equivalents                                                         $   16,122          $   14,389
  Receivables                                                                            9,830               9,150
  Inventories                                                                          163,740             136,020
  Prepaid expenses                                                                      12,657               8,932
  Deferred income taxes                                                                  7,568               7,568
                                                                                    ----------          ----------
     Total current assets                                                              209,917             176,059

Property and equipment - net                                                         1,054,749           1,040,315
Goodwill                                                                                92,882              92,882
Other assets                                                                            19,432              17,067
                                                                                    ----------          ----------

Total assets                                                                        $1,376,980          $1,326,323
                                                                                    ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $   63,414          $   82,172
  Accrued expenses                                                                     183,715             164,442
  Current maturities of long-term debt and other long-term
     obligations                                                                           104                 100
                                                                                    ----------          ----------
      Total current liabilities                                                        247,233             246,714
                                                                                    ----------          ----------

Long-term debt                                                                         196,068             186,730
                                                                                    ----------          ----------
Other long-term obligations                                                             97,330              97,983
                                                                                    ----------          ----------

Commitments and Contingencies (Note 11)

Shareholders' equity:
  Preferred stock - 100,000 shares of $.01 par
    value authorized; no shares issued                                                      --                  --
  Common stock - 400,000 shares of $.01 par
    value authorized; at October 31, 2003, 48,885
    shares issued and outstanding and at August 1, 2003,
    47,873 shares issued and outstanding                                                   489                 479
  Additional paid-in capital                                                            18,606                  --
  Retained earnings                                                                    817,254             794,417
                                                                                    ----------          ----------
    Total shareholders' equity                                                         836,349             794,896
                                                                                    ----------          ----------

Total liabilities and shareholders' equity                                          $1,376,980          $1,326,323
                                                                                    ==========          ==========

See notes to unaudited condensed consolidated financial statements.
* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of August 1, 2003.

                                             CBRL GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (In thousands, except per share data)
                                              (Unaudited)


                                                                           Quarter Ended
                                                              ---------------------------------------
                                                              October 31,                  November 1,
                                                                 2003                         2002
                                                                 ----                         ----

   Total revenue                                                $576,365                    $527,539

   Cost of goods sold                                            185,900                     165,965
                                                                --------                    --------
   Gross profit                                                  390,465                     361,574

   Labor & other related expenses                                214,303                     199,267
   Other store operating expenses                                 96,728                      90,580
                                                                --------                    --------
   Store operating income                                         79,434                      71,727

   General and administrative expenses                            33,417                      33,904
                                                                --------                    --------
   Operating income                                               46,017                      37,823

   Interest expense                                                2,223                       2,261
   Interest income                                                    --                          73
                                                                --------                    --------
   Income before income taxes                                     43,794                      35,635

   Provision for income taxes                                     15,634                      12,650
                                                                --------                    --------
   Net income                                                   $ 28,160                    $ 22,985
                                                                ========                    ========
   Net income per share:
         Basic                                                  $    .59                    $    .46
                                                                ========                    ========
         Diluted                                                $    .56                    $    .45
                                                                ========                    ========
   Weighted average shares:
         Basic                                                    48,122                      50,060
                                                                ========                    ========
         Diluted                                                  50,036                      51,319
                                                                ========                    ========


See notes to unaudited condensed consolidated financial statements.

                                               CBRL GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (In thousands)
                                                 (Unaudited)


                                                                                          Quarter Ended
                                                                                   ---------------------------

                                                                                   October 31,      November 1,
                                                                                      2003             2002
                                                                                      ----             ----

   Cash flows from operating activities:
    Net income                                                                      $ 28,160          $ 22,985
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                                 15,191            16,191
        Loss on disposition of property and equipment                                    238               103
        Accretion on zero-coupon contingently convertible                              1,338             1,302
         senior notes
    Changes in assets and liabilities:
        Inventories                                                                  (27,720)          (10,544)
        Accounts payable                                                             (18,758)           (5,236)
        Other current assets and other current liabilities                             9,545             7,589
        Other assets and other long-term liabilities                                  (2,736)           (1,978)
                                                                                    --------          --------
    Net cash provided by operating activities                                          5,258            30,412
                                                                                    --------          --------

   Cash flows from investing activities:
    Purchase of property and equipment                                               (29,683)          (30,891)
    Proceeds from sale of property and equipment                                         100             1,136
                                                                                    --------          --------
    Net cash used in investing activities                                            (29,583)          (29,755)
                                                                                    --------          --------

   Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                         130,000           142,500
    Principal payments under long-term debt and other
     long-term obligations                                                          (122,025)         (127,519)
    Deferred financing costs                                                            (533)              (15)
    Proceeds from exercise of stock options                                           18,616             1,599
    Purchases and retirement of common stock                                              --           (17,355)
                                                                                    --------          --------
    Net cash provided by (used in) financing activities                               26,058              (790)
                                                                                    --------          --------

   Net increase (decrease) in cash and cash equivalents                                1,733              (133)

   Cash and cash equivalents, beginning of period                                     14,389            15,074
                                                                                    --------          --------

   Cash and cash equivalents, end of period                                         $ 16,122          $ 14,941
                                                                                    ========          ========

   Supplemental disclosures of cash flow information:
   Cash paid during the three months for:
       Interest                                                                     $    344          $    415
                                                                                    ========          ========
       Income taxes                                                                 $    250          $    345
                                                                                    ========          ========

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands, except per share data) (Unaudited)

1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of October 31, 2003 and the related condensed consolidated statements of income and cash flows for the quarters ended October 31, 2003 and November 1, 2002, have been prepared by CBRL Group, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") without audit. In the opinion of management, all adjustments (consisting of normal and recurring items) for a fair presentation of such condensed consolidated financial statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 1, 2003 ("2003 10-K") filed with the SEC on October 15, 2003.

     Deloitte & Touche LLP, the Company's independent auditors, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2. Summary of Significant Accounting Policies

     The significant accounting policies of the Company are included in the 2003 10-K. During the quarter ended October 31, 2003, there were no significant changes to those accounting policies. References in these Notes to the Condensed Consolidated Financial Statements ("Notes") to a year are to the Company's fiscal year unless otherwise noted.

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

     Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148, the Company's consolidated net income and net income per share would have been reduced to the pro-forma amounts illustrated as follows:

                                                                 Quarter Ended
                                                         October 31,        November 1,
                                                            2003              2002
                                                            ----              ----

    Net income - as reported                               $28,160           $22,985
    Add:  Total stock-based employee
         compensation included in reported
         net income, net of related tax effects                 19               (37)
    Deduct: Total stock-based compensation
         expense determined under fair-value
         based method for all awards, net of
         tax effects                                        (2,715)           (2,980)
                                                           -------           -------
    Pro forma, net income                                  $25,464           $19,968
                                                           =======           =======


    Net income per share:
              Basic - as reported                          $  0.59           $  0.46
                                                           =======           =======
              Basic - pro forma                            $  0.53           $  0.40
                                                           =======           =======

              Diluted - as reported                        $  0.56           $  0.45
                                                           =======           =======
              Diluted - pro forma                          $  0.51           $  0.39
                                                           =======           =======

3.  Recently Issued Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how a Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a Company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that freestanding financial instrument embodies an obligation of the Company. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective on August 2, 2003 for the Company. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations or financial position.

4.  Income Taxes

     The provision for income taxes for the quarter ended October 31, 2003 has been computed based on management's estimate of the tax rate for 2004 of 35.7%. The variation between the statutory tax rate and the effective tax rate is due primarily to state income taxes offset partially by employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rate for the quarter ended November 1, 2002 and for 2003 was 35.5%.

5.  Seasonality

     Historically the consolidated net income of the Company has been lower in the first three fiscal quarters and highest in the fourth fiscal quarter, which includes much of the summer vacation and travel season. Management attributes these variations primarily to the decrease in interstate tourist traffic and propensity to dine out during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out during the summer months. The Company's retail sales historically have been highest in the Company's second fiscal quarter, which includes the Christmas holiday shopping season. Therefore, the results of operations for the quarter ended October 31, 2003 cannot be considered indicative of the operating results for the entire fiscal year.

6.  Inventories

     Inventories were comprised of the following at:

                                       October 31,         August 1,
                                          2003               2003
                                          ----               ----

                  Retail                $126,107           $101,955
                  Restaurant              19,095             17,091
                  Supplies                18,538             16,974
                                        --------           --------
                     Total              $163,740           $136,020
                                        ========           ========

7.  Consolidated Net Income Per Share and Weighted Average Shares

     Basic consolidated net income per share is computed by dividing consolidated income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. The Company's zero-coupon convertible senior notes (see Note 4 to the Company's Consolidated Financial Statements included in the 2003 10-K for a description of these notes) represent potential dilutive shares at October 31, 2003. The effect of the assumed conversion of the zero-coupon convertible senior notes has been excluded from the calculation of diluted net income per share for the quarter ended October 31, 2003 because none of the conditions that permit conversion had been satisfied during the reporting period. Outstanding stock options issued by the Company represent the only dilutive security reflected in diluted weighted average shares.

8.  Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There is no difference between consolidated comprehensive income and consolidated net income as reported by the Company for all periods shown.

9.  Segment Reporting

     Cracker Barrel Old Country Store(R) ("Cracker Barrel") units represent a single, integrated operation with two related and substantially integrated product lines. The operating expenses of the restaurant and retail product line of a Cracker Barrel unit are shared and are indistinguishable in many respects. The chief operating decision-makers review operating results for both restaurant and retail operations on a combined basis.

     The Company manages its business on the basis of one reportable operating segment. All of the Company's operations are located within the United States. The following data are presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for all periods presented.


                                                         Quarter Ended
                                                  ----------------------------
                                                  October 31,       November 1,
                                                     2003              2002
                                                     ----              ----

         Net sales in Company-owned stores:
           Restaurant                             $456,520           $423,742
           Retail                                  119,439            103,517
                                                  --------           --------
            Total net sales                        575,959            527,259
         Franchise fees and royalties                  406                280
                                                  --------           --------
           Total revenue                          $576,365           $527,539
                                                  ========           ========

10.  Impairment of Long-lived Assets

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying value or fair value less costs to sell. The Company recorded no impairment losses in the quarters ended October 31, 2003 and November 1, 2002. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ending January 31, 2003, and concluded at that time that there was no indication of impairment. This annual assessment will be performed in the second quarter of each year. Additionally, an assessment will be performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not believe any such events or changes in circumstances have occurred since the annual assessment performed in the second quarter ending January 31, 2003.

11. Commitments and Contingencies

     The Company's Cracker Barrel Old Country Store, Inc. subsidiary ("Cracker Barrel") is involved in certain lawsuits, four of which are filed by the same plaintiffs' attorneys, among others, and are not ordinary routine litigation incidental to its business: Serena McDermott and Jennifer Gentry v. Cracker Barrel Old Country Store, Inc., 4:99-CV-0001-HLM, a collective action under the federal Fair Labor Standards Act ("FLSA"), was served on Cracker Barrel on May 3, 1999; Kelvis Rhodes, Maria Stokes et al. v. Cracker Barrel Old Country Store, Inc., 4:99-CV-217-HLM, an action under Title VII of the Civil Rights Act of 1964 and Section 1981 of the Civil Rights Act of 1866, was served on Cracker Barrel on September 15, 1999; Flounice Stanley, Calvin Slack et al. v. Cracker Barrel Old Country Store, Inc., 4:01-CV-326-HLM, a collective action under the FLSA, was served on Cracker Barrel on April 12, 2002; and the National Association for the Advancement of Colored People ("NAACP"), Betty Thomas et al. v. Cracker Barrel Old Country Store, Inc., 4:01-CV-325-HLM, an action under Title II of the Civil Rights Act of 1964 and Section 1981 of the Civil Rights Act of 1866, was served on Cracker Barrel on April 12, 2002. These four cases are filed, and are pending, in the United States District Court for the Northern District of Georgia, Rome Division.

     The McDermott case alleges that certain tipped hourly employees were required to perform excessive non-serving duties without being paid the minimum wage or overtime compensation for that work ("server claims") and that certain hourly employees were required to wait "off the clock," without pay for the wait ("lock-in claims"). The McDermott case seeks recovery of unpaid wages and overtime wages related to those claims. Following provisional class notice being sent in 2000, 10,838 persons filed "opt in" forms. On November 21, 2003, the Magistrate Judge in the McDermott case issued a 108 page report and recommendation (the "Report") with respect to Cracker Barrel's motion for de-certification. The Report was received by Cracker Barrel on November 25, 2003 and recommended granting the motion for de-certification as to the server claims and denying the motion as to the lock-in claims. Under the order entered concurrently with the Report, the parties have 10 business days after receipt to file objections to the Report. If no objections are filed, the Report may be adopted as the order of the Court. Cracker Barrel intends to object to that portion of the Report that recommends denying the motion to decertify the "lock-in" collective group. If the Magistrate's report is accepted as the order of the Court, the two named plaintiffs who asserted server claims, if they decide to proceed with those claims, now will be required to proceed individually with respect to those claims. Server claims of any "opt-in" plaintiffs are to be dismissed, without prejudice, if the Report is adopted by the Court. As to the "lock-in" claims, 8,512 persons filed opt-in forms. The Report indicates that the collective "lock-in" group will be allowed to present their collective case through 216 representative plaintiffs in that group. In order to receive statutory liquidated damages or to extend the period of the statute of limitations from two to three years, the plaintiffs will be required to show willfulness. A failure on the plaintiffs' part to show willfulness will limit their claims to actual damages over a two-year time period. The Court could subsequently amend the definition of the collective group, and if amended, the scope of the collective action could either be reduced or increased or, if appropriate, the Court could dismiss the collective aspects of the case entirely. The Company does not know whether the plaintiffs intend to object to the Report. Also, at this time, there is no schedule with respect to any additional proceedings in the case.

     The Stanley case initially was a purported FLSA collective action, but the plaintiffs did not timely move the court for class certification. This case was filed by current and former employees asserting three claims based upon alleged violations of the FLSA: (1) that Personal Achievement Responsibility (PAR) IV level employees are routinely required to perform quasi-managerial duties or duties related to training without receiving minimum wage or overtime compensation for that work, (2) that employees classified as trainers routinely work off the clock to prepare for training sessions at home or on store premises and to conduct pre-training activities, and (3) that store opener employees were mis-classified as salaried exempt and are due overtime compensation. The individual plaintiffs in Stanley seek unpaid compensation and back pay, liquidated damages, prejudgment interest, attorneys' fees and costs, and unspecified injunctive relief. No express amount of monetary damages is claimed in the Stanley case and no substantial discovery has taken place in that case. After rulings and consents dismissing certain plaintiffs, only three individuals remain in this case.

     The Rhodes case sought certification as a company-wide class action, a declaratory judgment to redress an alleged systemic pattern and practice of racial discrimination in employment opportunities, an order to effect certain hiring and promotion goals and back pay and other related monetary damages. In May 2002, the Rhodes plaintiffs filed a motion for class certification proposing a class of all current and former employees and applicants for employment who might have suffered discrimination in hiring, promotion, job assignment and cross-training. The court has denied certification of a class in the Rhodes case. The plaintiffs' appeal of this ruling was denied by the 11th Circuit Court of Appeals. There are now 13 individual plaintiffs continuing the claims asserted in the Rhodes case.

     The NAACP/Thomas case is an alleged race discrimination class action filed by the NAACP and customers of Cracker Barrel alleging that Cracker Barrel has a pattern and practice of race-based discriminatory treatment of African-American customers and white customers when accompanied by African-American customers, that sought certification as a class action. Plaintiffs and their counsel have denied that they seek to recover compensatory damages, instead claiming to seek only nominal, actual and punitive damages. Plaintiffs also seek unspecified declaratory and injunctive relief and demanded an award of punitive and nominal damages in the amount of $100,000, plus reasonable attorneys' fees and costs. On October 1, 2002, the District Court granted defendant's Rule 23 (c) Motion and denied class certification. The plaintiffs did not appeal this ruling. There are now 34 individual plaintiffs continuing the claims they asserted in the Thomas case.

     In addition, lawsuits have been filed by individual plaintiffs in Arkansas, Georgia, North Carolina and Mississippi, each alleging racial discrimination toward guests. It appears that these lawsuits are related to the Thomas case, because they involve a number of individuals who were witnesses or named plaintiffs in that case and they state claims that are similar to those made in the Thomas case on behalf of certain individuals in those states.

     In August 2002, Cracker Barrel received a letter from the Department of Justice ("DOJ") informing Cracker Barrel that it was the subject of a DOJ investigation pursuant to Title II of the Civil Rights Act of 1964. On August 20, 2002, DOJ sent a request for information to Cracker Barrel seeking basic information about locations of restaurants and broad based data about customer complaints and company policies. The DOJ is empowered to investigate matters under Title II of the Civil Rights Act of 1964, and since the initial notice of the investigation, Cracker Barrel has provided all requested information to the DOJ. Pursuant to Title II, DOJ remedies are limited to injunctive or preventive relief. Remedies for public accommodation claims typically relate to implementation or revision of policies and procedures for responding to, and methods for monitoring, customer complaints. If the Company and DOJ were not able to agree informally to resolve any concerns raised, then the DOJ could seek to intervene in the pending Title II action. It is not possible at this time to provide an opinion as to how likely it is that the DOJ will have any concerns or will pursue them in court, or as to any other likely outcome of the investigation.

     The Company's subsidiary, Logan's Roadhouse, Inc. ("Logan's") is subject to a lawsuit filed September 8, 2003, by an individual alleging various violations of the federal FLSA at one Logan's restaurant in Macon, Georgia. The case, styled Joey E. Barlow, on behalf of himself and all others similarly situated v. Logan's Roadhouse, Inc., was filed in the United States District Court for the Middle District of Tennessee (Case No. 3-03-0821). The case is a putative collective action under the FLSA, although it has not yet been certified as such. Since institution of the case, an additional two plaintiffs have indicated that they intend to join the case. The complaint alleges that certain hourly employees (including the plaintiff) at Logan's Macon, Georgia restaurant were subjected to violations of the FLSA, including being required to work "off the clock," having hours "shaved" (reduced in the computer), being required to perform excessive non-server duties without being paid the minimum wage or overtime compensation for that work, and that certain hourly employees were required to wait "off the clock," without pay for the wait. The case seeks to have all non-exempt employees who worked at the Macon, Georgia Logan's restaurant for the last three years notified of the action and their right to opt-in to the action, recovery of unpaid compensation, plus an equal amount of liquidated damages, prejudgment interest, attorneys' fees and costs, and unspecified injunctive relief. Although the case is in a very preliminary stage, the Company denies that Logan's engaged in any unlawful employment practices as alleged in the complaint and intends to vigorously defend the case.

     The Company believes that its Cracker Barrel and Logan's subsidiaries have substantial defenses to the claims made in each of these cases, and each of these cases is being defended vigorously. Because discovery has not been completed in some of these cases, and none of these cases are yet ready for trial, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases or the investigation can be determined at this time. The Company accrued $3,500 with respect to the Cracker Barrel/McDermott case based on offers of judgment to McDermott plaintiffs. None of those offers of judgment was accepted. With the exception of that reserve, no provision for any potential liability has been made in the consolidated financial statements of the Company with respect to these lawsuits or the DOJ investigation. In the event of an unfavorable result in any of these cases or in the DOJ investigation, beyond amounts covered under various insurance policies of the Company and its subsidiaries, if applicable, the Company's consolidated results of operations and financial condition could be materially and adversely affected.

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

     The Company makes trade commitments in the course of its normal operations. As of October 31, 2003 the Company was contingently liable for approximately $1,449 under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of 3 months or less and are used to collateralize obligations to third parties for the purchase of a portion of the Company's imported retail inventories. Additionally, the Company was contingently liable pursuant to standby letters of credit as credit guarantees to insurers. As of October 31, 2003 the Company had $15,725 of standby letters of credit related to workers' compensation and general liabilities. All standby letters of credit are renewable annually.

     The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party. The operating lease has a remaining life of approximately 9.9 years with annual lease payments of approximately $350. The Company's performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee.

     The Company also is secondarily liable for lease payments under the terms of another operating lease that has been sublet to a third party. The operating lease has a remaining life of approximately 12.9 years with annual lease payments of approximately $100. The Company's performance is only required if the sublessee fails to perform his obligations as lessee. The Company has a remaining liability of approximately $480 in the accompanying condensed consolidated financial statements for estimated amounts to be paid in case of non-performance by the sublessee.

12. Additional Paid-In Capital

     During the first quarter of 2004, the Company received proceeds of $18,616 from the exercise of stock options on 980,845 shares of its common stock. These stock option exercises created the additional paid-in capital of $18,606 on the Company's October 31, 2003 consolidated balance sheet, since the Company had no offsetting share repurchases to reduce this balance to zero as at August 1, 2003.

13. Reclassifications

     Certain reclassifications have been made in the 2003 condensed consolidated financial statements to conform to the classifications used in 2004.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders of
CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries (the "Company") as of October 31, 2003, and the related condensed consolidated statements of income and cash flows for the quarters ended October 31, 2003 and November 1, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of August 1, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 10, 2003 (September 25, 2003 as to Note 13), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
December 5, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except dollar amounts per share. References in management's discussion and analysis of financial condition and results of operations to a year are to the Company's fiscal year unless otherwise noted. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Except for specific historical information, many of the matters discussed in this Quarterly Report on Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of CBRL Group, Inc. and its subsidiaries
(collectively, the "Company") to differ materially from those expressed or implied by this discussion.
     All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "outlook", "plans", "projection", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: changes in commodity, workers' compensation, group health and utility costs; competitive marketing and operational initiatives; the ability of the Company to identify and acquire successful new lines of retail merchandise, especially during the important holiday selling season; the effects of plans intended to improve operational execution and performance; the effects of uncertain consumer confidence or general or regional economic weakness on sales and customer travel activity; practical or psychological effects of terrorist acts or war and military or government responses; consumer behavior based on concerns over nutritional or safety aspects of the Company's products or restaurant food in general; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; changes in foreign exchange rates affecting the Company's future retail inventory purchases; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; changes in accounting principles generally accepted in the United States of America or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; increases in construction costs; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting, tax, wage and hour matters, health and safety, pensions and insurance; the actual results of pending or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; other undeterminable areas of government or regulatory actions or regulations; changes in interest rates affecting the Company's financing costs; and other factors described from time to time in the Company's filings with the SEC, press releases, and other communications.

Results of Operations

         The following table highlights operating results by percentage relationships to total revenue for the quarter ended October 31, 2003 as compared to the same period a year ago:


                                                          Quarter Ended
                                                    ----------------------------
                                                    October 31,      November 1,
                                                       2003             2002
                                                       ----             ----

          Total revenue                               100.0%           100.0%
          Cost of goods sold                           32.2             31.5
                                                      -----            -----
          Gross profit                                 67.8             68.5

          Labor & other related expenses               37.2             37.8
          Other store operating expenses               16.8             17.1
                                                      -----            -----
          Store operating income                       13.8             13.6

          General and administrative expenses           5.8              6.4
                                                      -----            -----
          Operating income                              8.0              7.2

          Interest expense                              0.4              0.4
          Interest income                                --               --
                                                      -----            -----
          Income before income taxes                    7.6              6.8

          Provision for income taxes                    2.7              2.4
                                                      -----            -----

          Net income                                   4.9%              4.4%
                                                      ====             =====

         The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter ended October 31, 2003 as compared to the same period a year ago:

                                                          Quarter Ended
                                                   -----------------------------
                                                   October 31,       November 1,
                                                      2003              2002
                                                      ----              ----
          Net sales:
             Cracker Barrel restaurant                66.5%             68.4%
             Logan's                                  12.7              11.9
                                                     -----             -----
                Total restaurant                      79.2              80.3
             Cracker Barrel retail                    20.7              19.6
                                                     -----             -----
                Total net sales                       99.9              99.9
          Franchise fees and royalties                 0.1               0.1
                                                     -----             -----
               Total revenue                         100.0%            100.0%
                                                     =====             =====

                                         Comparable Store Average Sales Analysis

                                                        Quarter Ended
                                                 ---------------------------
                                                 October 31,     November 1,
                                                    2003            2002
                                                    ----            ----
          Cracker Barrel (445 stores)
            Net sales:
               Restaurant                         $  796.4         $  785.9
               Retail                                246.5            223.4
                                                  --------         --------
                 Total net sales                  $1,042.9         $1,009.3
                                                  ========         ========

          Logan's (83 restaurants)                $  728.3         $  716.5
                                                  =======          ========

Total Revenue

     Total revenue for the first quarter of 2004 increased 9.3% compared to last year's first quarter. For the first quarter ended October 31, 2003, Cracker Barrel Old Country Store(R) ("Cracker Barrel") comparable store restaurant sales increased 1.3% and comparable store retail sales increased 10.3% resulting in a combined comparable store sales (total net sales) increase of 3.3%. The comparable store restaurant sales increase consisted of a 1.5% average check increase for the quarter (including a 0.9% menu price increase) offset by a 0.2% guest traffic decrease. We believe that the comparable store retail sales increase is primarily related to the supply disruptions in the first quarter of the prior year related to a threatened West Coast dock strike, improved merchandise selection with broader appeal and greater variety at lower price points and improved merchandise planning and retail operations. Logan's Roadhouse(R) ("Logan's") comparable restaurant sales increased 1.7%, which consisted of a 1.7% guest traffic increase. Sales from newly opened Cracker Barrel stores and Logan's restaurants primarily accounted for the balance of the total revenue increase in the first quarter.

Cost of Goods Sold

     Cost of goods sold as a percentage of total revenue for the first quarter of 2004 increased to 32.2% from 31.5% in the first quarter of last year. This increase was due primarily to higher commodity costs for beef, eggs and bacon, a higher mix of retail sales as a percent of total revenues (retail has a higher product cost than restaurant) and higher markdowns of retail merchandise versus the prior year. These increases were partially offset by higher menu pricing at Cracker Barrel, higher initial mark-ons of retail merchandise and lower retail shrink and in-store damages versus the prior year.

Labor and Other Related Expenses

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue decreased to 37.2% in the first quarter this year from 37.8% last year. This decrease was due primarily to lower workers' compensation costs, lower group health costs, lower hourly labor expenses as a percent of revenue and higher menu pricing versus the prior year. These decreases were offset partially by increases in compensation under unit-level bonus programs versus the prior year.

Other Store Operating Expenses

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and pre-opening expenses other than labor-related. Other store operating expenses as a percentage of total revenue decreased to 16.8% in the first quarter of fiscal 2004 from 17.1% in the first quarter of last year. This decrease was due primarily to lower depreciation and advertising and higher menu pricing versus the prior year. The lower depreciation is the result of the Company's rapid Cracker Barrel store growth in the late 1990's which has been reduced in recent years and the Company's accelerated depreciation methods for certain asset categories in these new stores that are now fully depreciated. These decreases in other store operating expenses were offset partially by higher repairs and maintenance and utilities versus the prior year.

General and Administrative Expenses

     General and administrative expenses as a percentage of total revenue decreased to 5.8% in the first quarter of 2004 as compared to 6.4% in the first quarter of last year. This decrease was due primarily to lower professional fees and management training versus the prior year.

Interest Expense

     Interest expense decreased to $2,223 in the first quarter of 2004 from $2,261 in the first quarter of last year. The decrease resulted primarily from lower average interest rates as compared to last year and was offset partially by higher average outstanding debt during the first quarter of 2004 as compared to last year.

Interest Income

     The Company did not recognize any interest income in the first quarter of 2004. The Company's interest income was $73 in the first quarter of 2003. The decrease was due primarily to lower average funds available for investment during the first quarter of fiscal 2004 as compared to last year.

Provision for Income Taxes

     The provision for income taxes as a percent of pre-tax income was 35.7% in the first quarter of 2004 as compared to 35.5% during the first quarter a year ago and which approximated the rate for the entire year of 2003. The variation between the statutory tax rate and the effective tax rate is due primarily to state income taxes offset partially by employer tax credits for FICA taxes paid on employee tip income.

Liquidity and Capital Resources

     The Company's operating activities provided net cash of $5,258 for the quarter ended October 31, 2003, which represented a decrease from the $30,412 provided during the same period a year ago. This decrease was due primarily to increases in inventories and decreases in accounts payable partially offset by an increase in net income. The increase in inventories was due primarily to the supply disruption in the first quarter of the prior year related to a threatened west coast dock strike and increased seasonal merchandise buys in the current year. The decrease in accounts payable was due primarily to timing of payments versus the previous year. Cash provided by increases in other current liabilities was offset partially by cash used for increases in other current assets and other assets and decreases in other long-term liabilities.

     The Company had negative working capital of $37,316 at October 31, 2003 versus negative working capital of $70,655 at August 1, 2003. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may from time to time, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

     Capital expenditures were $29,683 for the quarter ended October 31, 2003 as compared to $30,891 during the same period a year ago. Construction of new locations and one replacement location accounted for most of these expenditures. The decrease from the prior year is primarily due to the timing of maintenance and replacement capital expenditures for existing stores versus the same period a year ago. Capitalized interest was $124 for the quarter ended October 31, 2003, as compared to $121 for the quarter ended November 1, 2002. This difference was due primarily to an increase in the average number of new locations under construction versus the same period a year ago offset partially by lower borrowing costs as compared to a year ago.

     The Company presently expects to complete the remaining 661,300 shares of its current repurchase authorization during 2004, although there can be no assurance that such repurchase activity will be completed in that period of time.

     During the first quarter of 2004, the Company received proceeds of $18,616 from the exercise of stock options on 980,845 shares of its common stock. These stock option exercises created the additional paid-in capital of $18,606 on the Company's October 31, 2003 condensed consolidated balance sheet, since the Company had no offsetting share repurchases to reduce this balance to zero as at August 1, 2003. During the first quarter of 2004, the Company declared a dividend of $0.11 per share paid on November 10, 2003.

     The Company's internally generated cash and cash generated by option exercises, along with cash at August 1, 2003, the Company's availability under its revolving credit facility and its real estate operating lease arrangements, were sufficient to finance all of its growth and working capital needs in the first three months of 2004.

     The Company estimates that its capital expenditures for 2004 will be approximately $140,000 to $145,000, most of which will be related to the construction of new Cracker Barrel and Logan's units. The Company, through internally generated cash and available borrowing capacity, expects to be able to meet its capital needs for the foreseeable future. The Company expects to open 24 new Cracker Barrel units, six of which already have opened, in 2004. The Company expects to open 11 new company-operated Logan's units, five of which have already opened, in 2004.

     Management believes that cash at October 31, 2003, along with cash generated from the Company's operating activities and its available revolving credit facility, as well as financing obtained through real estate operating leases, will be sufficient to finance its continued operations, its remaining share repurchase authorization, its dividends and its continued expansion plans through fiscal 2005. At October 31, 2003, the Company had $285,000 available under its then existing revolving credit facility. The Company estimates that its net cash provided by operating activities in 2004 (most comparable measure under accounting principles generally accepted in the United States of America) less capital expenditures will generate excess cash of approximately $55,000 to $60,000. The Company intends to use this excess cash along with proceeds from the exercise of stock options in 2004 to apply toward completing its remaining 661,300 share repurchase authorization, possible future share repurchase authorizations, dividend payments, and possible debt reduction or other purposes. The Company's principal criteria for share repurchases are that they be accretive to earnings per share and that they do not unfavorably affect the Company's investment grade debt rating and target capital structure.

Critical Accounting Policies

     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements included in the 2003 10-K). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Impairment of Long-Lived Assets

     The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or over the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from value impairment is recognized by a charge to earnings. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ending January 31, 2003, and concluded at that time that there was no indication of impairment. This annual assessment will be performed in the second quarter of each year. Additionally, an assessment will be performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Insurance Reserves

     The Company self-insures a significant portion of expected losses under its workers' compensation, general liability and health insurance programs. The Company has purchased insurance for individual claims that exceed $250 for workers' compensation and general liability insurance prior to 2003, but has increased this amount to $500 for 2003 and to $1,000 for certain coverages for 2004 going forward. The Company elected not to purchase such insurance for its primary group health program, but its offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program. The Company records a liability for workers' compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company's third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual, actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with SFAS No. 5, the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on the actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. From time to time the Company has performed limited scope interim updates of its actuarial studies to verify and/or modify its reserves. The Company records a liability for its group health program for all unpaid claims based primarily upon a loss development analysis derived from actual group health claims payment experience provided by the Company's third party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these insurance programs.

Inventory Shrinkage

     Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods. This estimate is consistent with Cracker Barrel's historical practice in all periods shown. Actual shrinkage recorded upon physical inventory counts may produce materially different amounts of shrinkage than estimated by the Company for the first quarter ended on October 31, 2003.

Tax Provision

     The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its fiscal year end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company's consolidated financial statements and its consolidated financial position. See
Note 4 to the Company's Condensed Consolidated Financial Statements filed herein and Note 7 to the Company's Consolidated Financial Statements included in its 2003 10-K.

Legal Proceedings

     As discussed in Note 11 to the Company's Condensed Consolidated Financial Statements contained in this Quarterly Report and more fully discussed in Note 9 to the Company's Consolidated Financial Statements included in its 2003 10-K, the Company reported that its principal subsidiaries are subject to certain lawsuits, one of which has been provisionally certified as a collective action. As is more fully discussed in the consolidated financial statement footnotes, the Company believes its subsidiaries have substantial defenses in these lawsuits and intends to continue to defend each of them vigorously. Except for a $3,500 accrual, there currently is no provision for any potential liability with respect to these matters in the Company's Condensed Consolidated Financial Statements. However, future developments in any of these proceedings, if adverse, and if beyond amounts covered under various insurance policies of the Company and its subsidiaries, if applicable, could result in a material adverse effect on the Company's consolidated financial condition or results of operations.

     In addition to the litigation described in the preceding paragraph, the Company and its subsidiaries are parties to other legal proceedings incidental to their businesses. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the Company's consolidated results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Item 7A of the 2003 10-K, is incorporated in this item of this report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since August 1, 2003.

Item 4.  Controls and Procedures

     The Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluate the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("the Exchange Act")). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of October 31, 2003, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

     There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 31, 2003 in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)).

                                     PART II


Item 1.           Legal Proceedings

                  Part I, Item 3 of the 2003 10-K, is incorporated herein by this reference.

                  Item 5 of the Company's Current Report on Form 8-K dated September 15, 2003 and filed with the SEC on October 1, 2003 is incorporated herein by this reference.

                  Item 5 of the Company's Current Report on Form 8-K dated November 21, 2003 and filed with the SEC on November 28, 2003 is incorporated herein by this reference.

                  See also Note 11 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item I of this Quarterly Report on Form 10-Q, which also is incorporated in this item by this reference.

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) Although no items were submitted to a vote of security holders during the quarter ended October 31, 2003, the annual meeting of shareholders (the "Annual Meeting") was held on November 25, 2003.

                  (b) Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act; there was no solicitation in opposition to management's nominees and all of management's nominees were elected. Each director is elected to serve for a 1-year term.

                  (c) The following sets forth the results of voting on each matter at the Annual Meeting:

                           Proposal 1 - Election of Directors.
                                                                       WITHHOLD
                                                          FOR         AUTHORITY

                           James D. Carreker           34,585,060     9,497,708
                           Robert V. Dale              34,585,378     9,497,390
                           Dan W. Evins                39,808,710     4,274,058
                           Robert C. Hilton            34,587,864     9,494,904
                           Charles E. Jones, Jr.       39,634,798     4,447,970
                           B. F.  "Jack" Lowery        27,957,306    16,125,462
                           Martha M. Mitchell          26,803,867    17,278,901
                           Andrea M. Weiss             40,118,581     3,964,187
                           Jimmie D. White             22,762,050    21,320,718
                           Michael A. Woodhouse        39,831,263     4,251,505

                           Proposal 2 - To approve the selection of Deloitte & Touche LLP as the Company's independent auditors for the 2004 fiscal year.

                           Votes cast for              37,439,107
                           Votes cast against           6,591,949
                           Votes cast to abstain           51,712

Item 6.           Exhibits and Reports on Form 8-K

                  (a) See Exhibit Index immediately following the signature page hereto.

                  (b) Current Reports on Form 8-K during the quarter for which this report is filed:

                           Form 8-K dated July 30, 2003 and filed August 6, 2003, reporting under Items 5 and 9 the issuance of a press release announcing developments in certain litigation.

                           Form 8-K dated and filed August 21, 2003, reporting under Item 9 the election of Andrea M. Weiss to the Company's Board of Directors.

                           Form 8-K dated and filed September 11, 2003, reporting under Items 9 and 12 the issuance of a press release announcing the Company's 2003 fourth fiscal quarter and fiscal year end earnings, current sales trends and earnings guidance for the first fiscal quarter of 2004 and the entire fiscal year 2004.

                           Form 8-K dated September 15, 2003 and filed October 1, 2003, reporting under Item 5 developments in litigation involving the Company's subsidiaries and under Item 9 the issuance of a press release announcing the Company's $.11 per share quarterly dividend.


                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date: 12/5/03         By /s/Lawrence E. White
      -------            --------------------
                         Lawrence E. White, Senior Vice President, Finance
                          and Chief Financial Officer



Date: 12/5/03         By /s/Patrick A. Scruggs
      -------            ---------------------
                         Patrick A. Scruggs, Vice President, Accounting and Tax
                           and Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                Description

15                         Letter regarding unaudited financial information

31                         Rule 13a-14(a)/15d-14(a) Certifications

32                         Section 1350 Certifications