Form 10-Q
period 2004-01-30
CBRL GROUP INC
filed 2004-03-05
CIK 1067294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                (Mark One)

                X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended January 30, 2004

                                       or

                  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Transition Period from ________ to _______.

                        Commission file number 000-25225

                                CBRL GROUP, INC.
                          (Exact Name of Registrant as
                            Specified in Its Charter)

         Tennessee                                            62-1749513
---------------------------------                         ------------------
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

     Yes    X        No_____
         -------


                        49,597,957 Shares of Common Stock
                       Outstanding as of February 27, 2004

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)
                                   (Unaudited)

                                             January 30,        August 1,
                                                2004              2003*
                                                ----              ----
ASSETS
Current assets:
  Cash and cash equivalents                  $   40,810        $   14,389
  Receivables                                    10,288             9,150
  Inventories                                   124,374           136,020
  Prepaid expenses                               11,177             8,932
  Deferred income taxes                           7,568             7,568
                                             ----------        ----------
     Total current assets                       194,217           176,059

Property and equipment - net                  1,072,357         1,040,315
Goodwill                                         92,882            92,882
Other assets                                     19,975            17,067
                                             ----------        ----------

Total assets                                 $1,379,431        $1,326,323
                                             ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   35,593        $   82,172
  Accrued expenses                              195,027           164,442
  Current maturities of long-term debt
    and other long-term obligations                 108               100
                                             ----------        ----------
      Total current liabilities                 230,728           246,714
                                             ----------        ----------

Long-term debt                                  182,406           186,730
                                             ----------        ----------
Other long-term obligations                      99,608            97,983
                                             ----------        ----------

Commitments and Contingencies (Note 11)

Shareholders' equity:
  Preferred stock - 100,000 shares of
    $.01 par value authorized; no shares
    issued                                           --                --
  Common stock - 400,000 shares of
    $.01 par value authorized; at
    January 30, 2004, 49,767 shares issued
    and outstanding and at August 1, 2003,
    47,873 shares issued and outstanding            498               479
  Additional paid-in capital                     25,450                --
  Retained earnings                             840,741           794,417
                                             ----------        ----------
    Total shareholders' equity                  866,689           794,896
                                             ----------        ----------

Total liabilities and shareholders' equity   $1,379,431        $1,326,323
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




                                                        CBRL GROUP, INC.
                                           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                              (In thousands, except per share data)
                                                          (Unaudited)


                                                   Quarter Ended                     Six Months Ended
                                             --------------------------        ----------------------------
                                             January 30,     January 31,       January 30,      January 31,
                                                2004            2003              2004             2003
                                                ----            ----              ----             ----
Total revenue                                $612,801         $563,119         $1,189,166       $1,090,658

Cost of goods sold                            213,527          190,112            399,427          356,077
                                             --------         --------         ----------       ----------
Gross profit                                  399,274          373,007            789,739          734,581

Labor and other related expenses              219,007          204,920            433,310          404,187
Other store operating expenses                102,307           97,405            199,035          187,985
                                             --------         --------         ----------       ----------
Store operating income                         77,960           70,682            157,394          142,409

General and administrative                     30,516           30,317             63,933           64,221
                                             --------         --------         ----------       ----------
Operating income                               47,444           40,365             93,461           78,188

Interest expense                                2,068            2,184              4,291            4,445
Interest income                                     5               --                  5               73
                                             --------         --------         ----------       ----------
Income before income taxes                     45,381           38,181             89,175           73,816

Provision for income taxes                     16,380           13,555             32,014           26,205
                                             --------         --------         ----------       ----------
Net income                                   $ 29,001         $ 24,626         $   57,161       $   47,611
                                             ========         ========         ==========       ==========

Net earnings per share:
      Basic                                  $   0.59         $   0.50         $     1.17       $     0.95
                                             ========         ========         ==========       ==========
      Diluted                                $   0.57         $   0.48         $     1.13       $     0.93
                                             ========         ========         ==========       ==========

Weighted average shares:
      Basic                                    49,529           49,689             48,825           49,874
                                             ========         ========         ==========       ==========
      Diluted                                  51,124           51,447             50,580           51,383
                                             ========         ========         ==========       ==========

See notes to unaudited condensed consolidated financial statements.



                                                                CBRL GROUP, INC.
                                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                 (In thousands)
                                                                  (Unaudited)


                                                                      Six Months Ended
                                                               -----------------------------
                                                               January 30,       January 31,
                                                                  2004              2003
                                                                  ----              ----

   Cash flows from operating activities:
   Net income                                                   $ 57,161          $ 47,611
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                               30,929            32,524
      Loss on disposition of property and equipment                  972               120
      Accretion on zero-coupon contingently convertible
       senior notes                                                2,676             2,603
   Changes in assets and liabilities:
      Inventories                                                 11,646            18,201
      Accounts payable                                           (46,579)          (29,639)
      Other current assets and other current liabilities          21,738            26,229
      Other assets and other long-term liabilities                (1,951)           (4,349)
                                                                --------          --------
   Net cash provided by operating activities                      76,592            93,300
                                                                --------          --------

   Cash flows from investing activities:
   Purchase of property and equipment                           (63,899)           (58,458)
   Proceeds from sale of property and equipment                     682              1,433
                                                               --------           --------
   Net cash used in investing activities                        (63,217)           (57,025)
                                                               --------           --------

   Cash flows from financing activities:
   Proceeds from issuance of long-term debt                     130,000            207,100
   Principal payments under long-term debt and other
    long-term obligations                                      (137,049)          (202,138)
   Deferred financing costs                                          (1)               (24)
   Proceeds from exercise of stock options                       43,768             20,202
   Purchases and retirement of common stock                     (18,299)           (53,868)
   Dividends on common stock                                     (5,373)            (1,043)
                                                               --------           --------
   Net cash provided by (used in) financing activities           13,046            (29,771)
                                                               --------           --------

   Net increase in cash and cash equivalents                     26,421              6,504

   Cash and cash equivalents, beginning of period                14,389             15,074
                                                               --------           --------

   Cash and cash equivalents, end of period                    $ 40,810           $ 21,578
                                                               ========           ========

   Supplemental disclosures of cash flow information:
   Cash paid during the six months for:
     Interest                                                  $    633           $    817
                                                               ========           ========
     Income taxes                                              $ 12,600           $ 14,516
                                                               ========           ========


   See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands, except share and per share data)
(Unaudited)

1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheets as of January 30, 2004 and August 1, 2003 and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 30, 2004 and January 31, 2003, have been prepared by CBRL Group, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") without audit. In the opinion of management, all adjustments (consisting of normal and recurring items) for a fair presentation of such condensed consolidated financial statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 1, 2003 ("2003 Form 10-K") filed with the SEC on October 15, 2003.

     Deloitte & Touche LLP, the Company's independent auditors, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2. Summary of Significant Accounting Policies

     The significant accounting policies of the Company are included in the 2003 Form 10-K. During the quarter ended January 30, 2004, there were no significant changes to those accounting policies. References in these Notes to the Condensed Consolidated Financial Statements ("Notes") to a year are to the Company's fiscal year unless otherwise noted.

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

     Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148, the Company's consolidated net income and net income per share would have been reduced to the pro-forma amounts illustrated as follows:

                                                      Quarter Ended             Six Months Ended
                                                 -----------------------     -----------------------
                                                 January 30,  January 31,    January 30,  January 31,
                                                    2004         2003           2004         2003
                                                    ----         ----           ----         ----
Net income - as reported                           $29,001      $24,626        $57,161      $47,611
Add:  Total stock-based employee
     compensation included in reported
     net income, net of related tax effects             19          212             37          178
Deduct: Total stock-based compensation
     expense determined under fair-value
     based method for all awards, net of
     tax effects                                    (2,661)      (2,834)        (5,367)      (5,814)
                                                   -------      -------        -------      -------
Pro forma, net income                              $26,359      $22,004        $51,831      $41,975
                                                   =======      =======        =======      =======


Net income per share:
          Basic - as reported                      $  0.59      $  0.50        $  1.17      $  0.95
                                                   =======      =======        =======      =======
          Basic - pro forma                        $  0.53      $  0.44        $  1.06      $  0.84
                                                   =======      =======        =======      =======

          Diluted - as reported                    $  0.57      $  0.48        $  1.13      $  0.93
                                                   =======      =======        =======      =======
          Diluted - pro forma                      $  0.52      $  0.43        $  1.02      $  0.82
                                                   =======      =======        =======      =======

3.  Recently Issued Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how a Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a Company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that freestanding financial instrument embodies an obligation of the Company. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective on August 2, 2003 for the Company. FASB Staff Position 150-3 was issued in November 2003 which deferred indefinitely the effective date for certain mandatorily redeemable non-controlling interests. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Interpretation No. 46, which was revised in December 2003, addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 is effective for interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Interpretation No. 46 is also effective for all other types of variable interest entities for periods ending after March 15, 2004. The Company does not have any interests that would change our current consolidated reporting entity or require additional disclosures required by Interpretation No. 46.

4.  Income Taxes

     The provision for income taxes for the six-month period ended January 30, 2004 has been computed based on management's estimate of the tax rate for 2004 of 35.9%. This estimate is higher than management's previous estimate, resulting in a 36.1% rate for the second quarter of 2004. The increase in management's estimate of the tax rate for 2004 is based upon the expiration of certain tax credits on January 1, 2004. The variation between the statutory tax rate and the effective tax rate is due primarily to state income taxes offset partially by employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rate for the quarter and six-month period ended January 31, 2003 and for 2003 was 35.5%.

5.  Seasonality

     Historically the consolidated net income of the Company has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations primarily to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season. Therefore, the results of operations for the quarter ended January 30, 2004 cannot be considered indicative of the operating results for the entire year.

6.  Inventories

     Inventories were comprised of the following at:

                                    January 30,         August 1,
                                       2004               2003
                                       ----               ----

                  Retail             $ 87,795           $101,955
                  Restaurant           18,451             17,091
                  Supplies             18,128             16,974
                                     --------           --------
                     Total           $124,374           $136,020
                                     ========           ========

7.  Consolidated Net Income Per Share and Weighted Average Shares

     Basic consolidated net income per share is computed by dividing consolidated income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. The Company's zero-coupon convertible senior notes (see Note 4 to the Company's Consolidated Financial Statements included in the 2003 Form 10-K for a description of these notes) represent potential dilutive shares at January 30, 2004. The effect of the assumed conversion of the zero-coupon convertible senior notes has been excluded from the calculation of diluted net income per share for the quarter and six-month period ended January 30, 2004 because none of the conditions that permit conversion were satisfied during the reporting period. Outstanding stock options issued by the Company represent the only dilutive security reflected in diluted weighted average shares.

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


                                               Quarter Ended                 Six Months Ended
                                         -------------------------       -------------------------
                                         January 30,    January 31,      January 30,    January 31,
                                            2004           2003             2004           2003
                                            ----           ----             ----           ----

Net sales in Company-owned stores:
  Restaurant                              $457,019       $423,524        $  913,539     $  847,266
  Retail                                   155,313        139,315           274,752        242,832
                                          --------       --------        ----------     ----------
   Total net sales                         612,332        562,839         1,188,291      1,090,098
Franchise fees and royalties                   469            280               875            560
                                          --------       --------        ----------     ----------
  Total revenue                           $612,801       $563,119        $1,189,166     $1,090,658
                                          ========       ========        ==========     ==========

10.  Impairment of Long-lived Assets

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying value or fair value less costs to sell. The Company recorded no impairment losses in the quarters ended January 30, 2004 and January 31, 2003. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ending January 30, 2004, and concluded at that time that there was no indication of impairment. This annual assessment will be performed in the second quarter of each year. Additionally, an assessment will be performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not believe any such events or changes in circumstances have occurred since the annual assessment performed in the second quarter ending January 30, 2004.

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

     The McDermott case alleges that certain tipped hourly employees were required to perform excessive non-serving duties without being paid the minimum wage or overtime compensation for that work ("server claims") and that certain hourly employees were required to wait "off the clock," without pay for the wait ("lock-in claims"). The McDermott case seeks recovery of unpaid wages and overtime wages related to those claims. Following provisional class notice being sent in 2000, 10,838 persons filed "opt-in" forms. On February 27 and March 2, 2004, respectively, the Court in the McDermott case entered orders adopting a previously issued report of the Magistrate Judge and: (1) granted Cracker Barrel's motion to decertify the server claims; and (2) dismissed the server claims with prejudice. As to the lock-in claims, the Court's February 27, 2004 order also upheld the Magistrate Judge's report denying Cracker Barrel's motion to decertify those claims. Previously, 8,512 persons filed opt-in forms alleging lock-in claims. As a result of the Court's ruling, these plaintiffs will be allowed to present their collective case through 216 representative plaintiffs. In order to receive statutory liquidated damages or to extend the period of the statute of limitations from two to three years, the plaintiffs will be required to show willfulness by Cracker Barrel. A failure on the plaintiffs' part to show willfulness will limit their claims to actual damages over a two-year time period. Because the February 27 and March 2 orders were received only recently, the Company does not know whether the plaintiffs intend to appeal the aspects of the orders that adversely affect them. The Company continues to believe that Cracker Barrel has substantial defenses to these claims and intends to vigorously defend against them unless they can be satisfactorily resolved through the mediation discussions described below. Recent mediation discussions have delayed the proceedings in this case, as well as others, but the parties have submitted a proposed schedule to the Court with respect to any additional proceedings in the case. In 2001 the Company established a reserve of $3,500 with respect to the McDermott case based on offers of judgment to those plaintiffs. None of these offers of judgment was accepted.

     The Stanley case initially was a purported FLSA collective action, but the plaintiffs did not timely move the court for class certification. This case was filed by current and former employees asserting three claims based upon alleged violations of the FLSA: (1) that Personal Achievement Responsibility (PAR) IV level employees are routinely required to perform quasi-managerial duties or duties related to training without receiving minimum wage or overtime compensation for that work, (2) that employees classified as trainers routinely work off the clock to prepare for training sessions at home or on store premises and to conduct pre-training activities, and (3) that store opener employees were mis-classified as salaried exempt and are due overtime compensation. The individual plaintiffs in Stanley seek unpaid compensation and back pay, liquidated damages, prejudgment interest, attorneys' fees and costs, and unspecified injunctive relief. No express amount of monetary damages is claimed in the Stanley case and no substantial discovery has taken place in that case. After rulings and consents dismissing certain plaintiffs, only three individuals remain in this case. Cracker Barrel had recently begun to prepare for summary judgment proceedings against the remaining three plaintiffs when mediation discussions that could resolve this case, as well as others, delayed proceedings in the case.

     The Rhodes case sought certification as a company-wide class action against Cracker Barrel, a declaratory judgment to redress an alleged systemic pattern and practice of racial discrimination in employment opportunities, an order to effect certain hiring and promotion goals and back pay and other related monetary damages. In May 2002, the Rhodes plaintiffs filed a motion for class certification proposing a class of all current and former employees and applicants for employment who might have suffered discrimination in hiring, promotion, job assignment and cross-training. The court has denied certification of a class in the Rhodes case. The plaintiffs' appeal of this ruling was denied by the 11th Circuit Court of Appeals. There are now 13 individual plaintiffs continuing the claims asserted in the Rhodes case. Cracker Barrel recently moved for summary judgment against the remaining 13 plaintiffs when mediation discussions that could resolve this case, as well as others, delayed proceedings in the case. Plaintiffs' responses to the summary judgment motion are currently scheduled to be filed in March 2004.

     The NAACP/Thomas case is an alleged race discrimination class action filed by the NAACP and customers of Cracker Barrel that sought certification as a class action. The plaintiffs allege that Cracker Barrel has a pattern and practice of race-based discriminatory treatment of African-American customers and white customers when accompanied by African-American customers. Plaintiffs and their counsel have denied that they seek to recover compensatory damages, instead claiming to seek only nominal, actual and punitive damages. Plaintiffs also seek unspecified declaratory and injunctive relief and demanded an award of punitive and nominal damages in the amount of $100,000, plus reasonable attorneys' fees and costs. On October 1, 2002, the United States District Court granted defendant's Rule 23 (c) motion and denied class certification. The plaintiffs did not appeal this ruling. There are now 34 individual plaintiffs continuing the claims they asserted in the Thomas case. Recently, some of the original named plaintiffs, whose Title II claims were dismissed, have refiled those same claims, which have been consolidated with the original action.

     In addition, three lawsuits have been filed by individual plaintiffs in Arkansas, North Carolina and Mississippi, each alleging racial discrimination toward guests. It appears that these lawsuits were derived from the Thomas case, because they involve a number of individuals who were witnesses in that case and the lawsuits state claims that are similar to those made in the Thomas case on behalf of certain individuals in those states. In the Thomas and the three other cases, there are now approximately 100 individual plaintiffs who claim that they were subject to discrimination as guests. Cracker Barrel had recently begun to prepare for summary judgment proceedings against each of the plaintiffs in Thomas, and had just commenced discovery proceedings in the other three cases, when mediation discussions that could resolve these cases, as well as others, delayed the proceedings.

     In August 2002, Cracker Barrel received a letter from the Department of Justice ("DOJ") informing Cracker Barrel that it was the subject of a DOJ investigation pursuant to Title II of the Civil Rights Act of 1964. On August 20, 2002, the DOJ sent a request for information to Cracker Barrel seeking basic information about locations of restaurants and broad based data about customer complaints and company policies. Since the initial notice of the investigation, Cracker Barrel has provided all requested information to the DOJ. The DOJ is empowered to investigate matters under Title II of the Civil Rights Act of 1964. Pursuant to Title II, DOJ remedies are limited to injunctive or preventive relief. Remedies for public accommodation claims typically relate to implementation or revision of policies and procedures for responding to, and methods for monitoring, customer complaints.

     In December 2003, Cracker Barrel had indications that the private plaintiffs in each of the McDermott, Stanley, Rhodes and Thomas (and the three other matters that appear to be related to Thomas) cases might be agreeable to reaching a mediated settlement satisfactory to all parties. Mediation discussions have continued to various degrees, but no resolution has been reached at the present time, and there can be no assurance that resolution can be reached in these mediation discussions. Cracker Barrel continues to believe it has substantial defenses to the claims made in each of these cases and intends to continue to defend the cases vigorously if a mediated settlement cannot be achieved. Likewise, during January and February 2004, following DOJ's indication in December 2003 that it intended to intervene and file a complaint against Cracker Barrel arising out of alleged Title II (guest discrimination) violations unless a negotiated settlement could be reached, Cracker Barrel has engaged in detailed discussions with the DOJ.

     The Company's subsidiary, Logan's Roadhouse, Inc. ("Logan's") is subject to a lawsuit, Joey E. Barlow v. Logan's Roadhouse, Inc., in the United States District Court for the Middle District of Tennessee (Case No. 3-03-0821), filed September 8, 2003. The case is a putative collective action under the FLSA, although it has not yet been certified as such. The complaint alleges that certain hourly employees (including the plaintiff and 3 opt-ins to date) at one Logan's restaurant in Macon, Georgia were subjected to various violations of the FLSA, including being required to work "off the clock," having hours "shaved" (reduced in the computer), and being required to perform excessive non-server duties without being paid the minimum wage or overtime compensation for that work. The case seeks recovery of unpaid compensation, plus an equal amount of liquidated damages, prejudgment interest, attorneys' fees and costs, and unspecified injunctive relief. On February 6, 2004, the Court ordered that notice be sent to all current and former hourly employees at the Macon, GA Logan's restaurant who were employed between September 8, 2000 to the present. After notices are sent, employees will have 60 days to file opt-in forms. Although the case is in a very preliminary stage, the Company denies that Logan's engaged in any of the alleged unlawful employment practices and intends to vigorously defend the case.

     The Company believes that its Cracker Barrel and Logan's subsidiaries have substantial defenses to the claims made in each of these cases, and subject to the mediation discussions and negotiations reported above, each of these cases is being defended vigorously. Because discovery has not been completed in some of these cases, none of these cases are yet ready for trial, and the DOJ and mediation discussions are not completed. As indicated, the Company accrued $3,500 in 2001 with respect to the McDermott case based on offers of judgment to those plaintiffs. None of those offers of judgment was accepted. With the exception of that reserve, no provision for any potential liability has been made in the consolidated financial statements of the Company with respect to these lawsuits or the DOJ investigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases or the investigation can be determined at this time. Although it is premature to predict the outcome of these DOJ and the separate private plaintiffs' mediation discussions and whether they will result in the resolution of the DOJ's investigation or any or all of the referenced cases, if they were to be resolved, based upon current status of the various discussions, the Company would not expect any settlement to have a material adverse effect upon the financial condition of the Company. Nevertheless, any settlement could adversely affect short term results of operations if the amount of any settlement exceeded the amounts already accrued. An unfavorable development in any of these cases or in the DOJ investigation, however, that resulted in a judgment in excess of amounts already accrued and beyond amounts covered under various insurance policies of the Company and its subsidiaries, if applicable, could cause the Company's consolidated results of operations and financial condition to be materially and adversely affected.

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

     The Company makes trade commitments in the course of its normal operations. As of January 30, 2004 the Company was contingently liable for approximately $1,303 under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of 3 months or less and are used to collateralize obligations to third parties for the purchase of a portion of the Company's imported retail inventories. Additionally, the Company was contingently liable pursuant to standby letters of credit as credit guarantees to insurers. As of January 30, 2004 the Company had $17,830 of standby letters of credit related to workers' compensation and general liability insurance. All standby letters of credit are renewable annually.

     The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party. The operating lease has a remaining life of approximately 9.7 years with annual lease payments of approximately $350. The Company's performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee.

     The Company also is secondarily liable for lease payments under the terms of another operating lease that has been sublet to a third party. The operating lease has a remaining life of approximately 12.7 years with annual lease payments of approximately $100. The Company's performance is only required if the sublessee fails to perform his obligations as lessee. The Company has a remaining liability of approximately $474 in the accompanying condensed consolidated financial statements for estimated amounts to be paid in case of non-performance by the sublessee.

12. Additional Paid-In Capital and Retained Earnings

     During the six-month period ended January 30, 2004, the Company received proceeds of $43,768 from the exercise of stock options on 2,313,880 shares of its common stock. These stock option exercises created the additional paid-in capital of $25,450 on the Company's January 30, 2004 consolidated balance sheet, since the Company did not have enough offsetting share repurchases to reduce this balance to zero as at August 1, 2003. During the six-month period ended January 30, 2004, the Company declared two dividends of $0.11 per common share each that were paid on November 10, 2003 and February 9, 2004.

13. Subsequent Event

     On February 27, 2004, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2,000,000 shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization before the end of 2004, although there can be no assurance that such repurchase actually will be completed in that period of time.

14. Reclassifications

     Certain reclassifications have been made in the 2003 condensed consolidated financial statements to conform to the classifications used in 2004.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders of
CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries (the "Company") as of January 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended January 30, 2004 and January 31, 2003, and of cash flows for the six-month periods ended January 30, 2004 and January 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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



Nashville, Tennessee
March 5, 2004

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

     All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "outlook", "plans", "projection", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: commodity, workers' compensation, group health and utility price changes; competitive marketing and operational initiatives; the ability of the Company to identify, acquire and sell successful new lines of retail merchandise; the effects of plans intended to improve operational execution and performance; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting, tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; the actual results of pending or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; the effects of uncertain consumer confidence or general or regional economic weakness on sales and customer travel activity; practical or psychological effects of terrorist acts or war and military or government responses; consumer behavior based on concerns over nutritional or safety aspects of the Company's products or restaurant food in general; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; potential disruptions to the company's restaurant or retail supply chain; changes in foreign exchange rates affecting the Company's future retail inventory purchases; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; changes in accounting principles generally accepted in the United States of America or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; increases in construction costs; changes in interest rates affecting the Company's financing costs; and other factors described from time to time in the Company's filings with the SEC, press releases, and other communications.

Results of Operations

         The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended January 30, 2004 as compared to the same periods a year ago:


                                           Quarter Ended                    Six Months Ended
                                       -----------------------        ---------------------------
                                       January 30,  January 31,       January 30,     January 31,
                                          2004         2003              2004            2003
                                          ----         ----              ----            ----

 Total revenue                           100.0%        100.0%            100.0%         100.0%

 Cost of goods sold                       34.8          33.8              33.6           32.6
                                         -----         -----             -----          -----
 Gross profit                             65.2          66.2              66.4           67.4

 Labor and other related expenses         35.8          36.4              36.4           37.1
 Other store operating expenses           16.7          17.3              16.7           17.2
                                         -----         -----             -----          -----
 Store operating income                   12.7          12.5              13.3           13.1

 General and administrative                5.0           5.4               5.4            5.9
                                         -----         -----             -----          -----
 Operating income                          7.7           7.1               7.9            7.2

 Interest expense                          0.3           0.3               0.4            0.4
 Interest income                            --            --                --
                                         -----         -----             -----          -----
 Income before income taxes                7.4           6.8               7.5            6.8

 Provision for income taxes                2.7           2.4               2.7            2.4
                                         -----         -----             -----          -----

 Net income                                4.7%          4.4%              4.8%           4.4%
                                         =====         =====             =====          =====

     The  following  table   highlights  the  components  of  total  revenue  by
percentage relationships to total revenue for the quarter and six-month period ended January 30, 2004 as compared to the same periods a year ago:


                                            Quarter Ended                   Six Months Ended
                                       ------------------------        --------------------------
                                       January 30,   January 31,       January 30,    January 31,
                                          2004          2003              2004           2003
                                          ----          ----              ----           ----
 Net sales:
    Cracker Barrel restaurant             61.8%         63.1%             64.1%          65.7%
     Logan's                              12.8          12.1              12.7           12.0
                                         -----         -----             -----          -----
        Total restaurant                  74.6          75.2              76.8           77.7
     Cracker Barrel retail                25.3          24.7              23.1           22.2
                                         -----         -----             -----          -----
        Total net sales                   99.9          99.9              99.9           99.9
 Franchise fees and royalties              0.1           0.1               0.1            0.1
                                         -----         -----             -----          -----
        Total revenue                    100.0%        100.0%            100.0%         100.0%
                                         =====         =====             =====          =====

                               Comparable Store Average Sales Analysis


                                         Quarter Ended                   Six Months Ended
                                    ------------------------         -----------------------
                                    January 30,   January 31,        January 30,  January 31,
                                       2004          2003               2004         2003
                                       ----          ----               ----         ----
Cracker Barrel (451 and 437 stores
for the quarter and six
 months, respectively)
    Net sales:
      Restaurant                     $  778.9     $  760.5            $1,575.3     $1,545.0
      Retail                            316.2        295.5               563.2        519.1
                                     --------     --------            --------     --------
        Total net sales              $1,095.1     $1,056.0            $2,138.5     $2,064.1
                                     ========     ========            ========     ========

Logan's (84 and 83 restaurants for
the quarter and six months,
respectively)                        $  756.9      $  727.1           $1,484.8     $1,442.7
                                     ========      ========           ========     ========

Total Revenue

     Total revenue for the second quarter of 2004 increased 8.8% compared to last year's second quarter. For the second quarter ended January 30, 2004,
Cracker Barrel Old Country Store(R) ("Cracker Barrel") comparable store restaurant sales increased 2.4% and comparable store retail sales increased 7.0% resulting in a combined comparable store sales (total net sales) increase of 3.7%. The comparable store restaurant sales increase consisted of a 1.4% average check increase for the quarter (including a 0.5% net price increase effect from a 1.7% menu increase taken in mid-January) and a 1.0% guest traffic increase. We believe that the comparable store retail sales increase is primarily related to improved merchandise selection with broader appeal and greater variety at lower price points and improved merchandise planning and retail operations, as well as the non-recurrence of supply disruptions in the early part of the second quarter of the prior year related to a threatened West Coast dock strike. Logan's Roadhouse(R) ("Logan's") comparable restaurant sales increased 4.1%, which consisted of a 3.3% guest traffic increase and a 0.8% average check increase (substantially all of which reflected higher menu prices). Sales from newly opened Cracker Barrel stores and Logan's restaurants primarily accounted for the balance of the total revenue increase in the second quarter.

     Total revenue for the six-month period ended January 30, 2004 increased 9.0% compared to the six-month period ended January 31, 2003. For the six-month period ended January 30, 2004, Cracker Barrel comparable store restaurant sales increased 2.0% and comparable store retail sales increased 8.5% resulting in a combined comparable store sales (total net sales) increase of 3.6%. The comparable store restaurant sales increase consisted of a 1.5% average check increase for the six months (including a 0.7% net price increase effect) and a 0.5% guest traffic increase. We believe that the comparable store retail sales increase is primarily related to improved merchandise selection with broader appeal and greater variety at lower price points and improved merchandise planning and retail operations, as well as the non-recurrence of supply disruptions in the six-month period of the prior year related to a threatened West Coast dock strike. Logan's comparable restaurant sales increased 2.9%, which consisted of a 2.6% guest traffic increase and a 0.3% average check increase (substantially all of which reflected higher menu pricing). Sales from newly opened Cracker Barrel stores and Logan's restaurants primarily accounted for the balance of the total revenue increase in the six-month period ended January 30, 2004.

Cost of Goods Sold

     Cost of goods sold as a percentage of total revenue for the second quarter of 2004 increased to 34.8% from 33.8% in the second quarter of last year. This increase was due primarily to higher commodity costs for beef, eggs, bacon and dairy (some of which are expected to continue in the second half of 2004), higher unit-level waste at Cracker Barrel, a higher mix of retail sales as a percent of total revenues (retail has a higher product cost than restaurant), lower initial mark-ons of retail merchandise and higher retail shrink versus the prior year. These increases were partially offset by higher menu pricing and lower markdowns of retail merchandise versus the prior year.

     Cost of goods sold as a percentage of total revenue for the six-month period ended January 30, 2004 increased to 33.6% from 32.6% in the six-month period ended January 31, 2003. This increase was due primarily to higher commodity costs for beef, eggs and bacon, a higher mix of retail sales as a percent of total revenues (retail has a higher product cost than restaurant) and higher markdowns of retail merchandise versus the prior year. These increases were partially offset by higher menu pricing at Cracker Barrel and higher initial mark-ons of retail merchandise versus the prior year.

Labor and Other Related Expenses

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue decreased to 35.8% in the second quarter this year from 36.4% last year. This decrease was due primarily to lower workers' compensation costs, lower group health costs, lower hourly labor expenses as a percent of revenue and higher menu pricing versus the prior year. These decreases were offset partially by increases in compensation under unit-level bonus programs and unemployment insurance rates versus the prior year.

     Labor and other related expenses as a percentage of total revenue decreased to 36.4% in the six-month period ended January 30, 2004 as compared to 37.1% in the six-month period ended January 31, 2003. This decrease was due primarily to lower workers' compensation costs, lower group health costs, lower hourly labor expenses as a percent of revenue and higher menu pricing versus the prior year. These decreases were offset partially by increases in compensation under unit-level bonus programs and unemployment insurance rates versus the prior year.

Other Store Operating Expenses

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and pre-opening expenses other than labor-related. Other store operating expenses as a percentage of total revenue decreased to 16.7% in the second quarter of 2004 from 17.3% in the second quarter of last year. This decrease was due primarily to lower depreciation, advertising, general insurance and utilities as a percent of revenue and higher menu pricing versus the prior year. The lower depreciation is the result of the Company's rapid Cracker Barrel store growth in the late 1990's which has been reduced in recent years and the Company's rollout of a new store point-of-sale system in the late 1990's in conjunction with the Company's accelerated depreciation methods for certain asset categories that are now fully depreciated. These decreases in other store operating expenses were offset partially by higher repairs and maintenance and supplies versus the prior year.

     Other store operating expenses as a percentage of total revenue decreased to 16.7% in the six-month period ended January 30, 2004 as compared to 17.2% in the six-month period ended January 31, 2003. This decrease was due primarily to lower depreciation, advertising and general insurance as a percent of revenue and higher menu pricing versus the prior year. These decreases in other store operating expenses were offset partially by higher repairs and maintenance versus the prior year.

General and Administrative Expenses

     General and administrative expenses as a percentage of total revenue decreased to 5.0% in the second quarter of 2004 as compared to 5.4% in the second quarter of last year. This decrease was due primarily to lower professional fees and management training versus the prior year.

     General and administrative expenses as a percentage of total revenue decreased to 5.4% in the six-month period ended January 30, 2004 as compared to 5.9% in the six-month period ended January 31, 2003. This decrease was due primarily to lower professional fees and management training versus the prior year.

Interest Expense

     Interest expense decreased to $2,068 and $4,291 in the second quarter and the first six months of 2004, respectively, from $2,184 and $4,445 in the same periods last year, respectively. The decrease in the second quarter resulted primarily from lower average outstanding debt, lower average interest rates and higher capitalized interest during the second quarter of 2004 as compared to prior year. The decrease in the first six months resulted primarily from lower average interest rates and higher capitalized interest as compared to last year and was offset partially by higher average outstanding debt during the first six months of 2004 as compared to prior year.

Interest Income

     The Company's interest income was $5 in the second quarter and first six months of 2004. The Company's interest income was $0 in the second quarter of 2003 and $73 for the first six months of 2003. The increase in the second quarter was due primarily to higher average funds available for investment during the second quarter of 2004 as compared to prior year. The decrease in the first six months was due primarily to lower average funds available for investment during the first six months of 2004 as compared to prior year.

Provision for Income Taxes

     The provision for income taxes as a percent of pre-tax income was 36.1% in the second quarter and 35.9% in the first six months of 2004 as compared to 35.5% during the same periods a year ago and which approximated the rate for the entire year of 2003. The increase in management's estimate of the tax rate for 2004 is based upon the expiration of certain tax credits on January 1, 2004. The variation between the statutory tax rate and the effective tax rate is due primarily to state income taxes offset partially by employer tax credits for FICA taxes paid on employee tip income.

Liquidity and Capital Resources

     The Company's operating activities provided net cash of $76,592 for the six-month period ended January 30, 2004, which represented a decrease from the $93,300 provided during the same period a year ago. This decrease was due primarily to a smaller decrease in inventories and a larger decrease in accounts payable in the first six months of 2004 versus last year offset partially by an increase in net income. The smaller decrease in inventories was due primarily to the increased seasonal merchandise buys in the current year and the higher level of carryover of seasonal merchandise from spring and fall lines than in the prior year. The decrease in accounts payable was due primarily to timing of payments versus the previous year. Cash provided by increases in other current liabilities and other long-term liabilities was offset partially by cash used for increases in other current assets and other assets.

     The Company had negative working capital of $36,511 at January 30, 2004 versus negative working capital of $70,655 at August 1, 2003. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time. The smaller negative working capital compared with August 1, 2003, primarily reflected higher cash balances and lower accounts payable.

     Capital expenditures were $63,899 for the six-month period ended January 30, 2004 as compared to $58,458 during the same period a year ago. Construction of new locations and one replacement location accounted for most of these expenditures. The increase from the prior year is primarily due to the current year increase in owned versus leased land for new locations and to the timing of maintenance and replacement capital expenditures for existing stores versus the same period a year ago. Capitalized interest was $164 and $288 for the quarter and six-month period ended January 30, 2004, as compared to $120 and $241 for the quarter and six-month period ended January 31, 2003. This difference was due primarily to an increase in the average number of new locations under construction versus the same period a year ago offset partially by lower borrowing costs as compared to a year ago.

     During the six-month period ended January 30, 2004 the Company repurchased 450,000 shares of its common stock for a net expenditure of $18,299. During the second quarter the Company temporarily suspended repurchase activity pending possible developments in certain litigation and legal matters, as discussed more fully in Note 11, "Commitments and Contingencies". The suspension reflected the increased possibility of developments that could be deemed to be material and non-public, and it did not reflect anticipation of a significant financial settlement. Although it is not possible to predict whether any or all of the cases or the DOJ's investigation will be resolved, if they were to be resolved, based upon current status of the various discussions, the Company would not expect any settlement to have a material adverse effect upon the financial condition of the Company. Nevertheless, any settlement could adversely affect short term results of operations if the amount of any settlement exceeded the amounts already accrued. An unfavorable development in any of these cases or in the DOJ investigation, however, that resulted in a judgment in excess of amounts already accrued and beyond amounts covered under various insurance policies of the Company and its subsidiaries, if applicable, could cause the Company's consolidated results of operations and financial condition to be materially and adversely affected. It is premature to predict the outcome of these DOJ and the separate plaintiffs' mediation discussions and whether they will result in the resolution of the DOJ's investigation or any or all of the referenced cases. During February 2004 the Company completed the purchase of the 210,300 shares remaining under the repurchase authorization previously in effect at January 31, 2004 and announced a new authorization to purchase an additional 2,000,000 shares.

     During the six-month period ended January 30, 2004, the Company received proceeds of $43,768 from the exercise of stock options on 2,313,880 shares of its common stock. These stock option exercises created the additional paid-in capital of $25,450 on the Company's January 30, 2004 condensed consolidated balance sheet, since the Company did not have enough offsetting share repurchases to reduce this balance to zero as at August 1, 2003. During the six-month period ended January 30, 2004, the Company declared two dividends of $0.11 per common share each that were paid on November 10, 2003 and February 9, 2004.

     The Company's internally generated cash and cash generated by option exercises, along with cash at August 1, 2003, the Company's availability under its revolving credit facility and its real estate operating lease arrangements, were sufficient to finance all of its growth and working capital needs in the first six months of 2004.

     The Company estimates that its capital expenditures for 2004 will be approximately $140,000 to $145,000, most of which will be related to the construction of new Cracker Barrel and Logan's units. The Company, through internally generated cash and available borrowing capacity, expects to be able to meet its capital needs for the foreseeable future. The Company expects to open 24 new Cracker Barrel units, 12 of which already have opened, plus one replacement unit opened in the first quarter, in 2004. The Company expects to open 11 new company-operated Logan's units, eight of which have already opened, in 2004.

     On February 27, 2004, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2,000,000 shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization before the end of 2004, although there can be no assurance that such repurchase actually will be completed in that period of time.

     Management believes that cash at January 30, 2004, along with cash generated from the Company's operating activities and its available revolving credit facility, as well as financing obtained through real estate operating leases, will be sufficient to finance its continued operations, its remaining share repurchase authorizations, its dividends and its continued expansion plans through 2005. At January 30, 2004, the Company had $300,000 available under its then existing revolving credit facility. The Company estimates that its net cash provided by operating activities in 2004 (most comparable measure under accounting principles generally accepted in the United States of America) less capital expenditures will generate excess cash of approximately $55,000 to $60,000. The Company intends to use this excess cash along with proceeds from the exercise of stock options in 2004 to apply toward completing its remaining 210,300 share repurchase authorization (completed in February 2004), its recent 2,000,000 share and possible future share repurchase authorizations, dividend payments or other purposes. The Company's principal criteria for share repurchases are that they be accretive to net income per share and that they do not unfavorably affect the Company's investment grade debt rating and target capital structure.

Critical Accounting Policies

     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements included in the 2003 Form 10-K). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Impairment of Long-Lived Assets

     The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or over the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from value impairment is recognized by a charge to earnings. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ending January 30, 2004, and concluded at that time that there was no indication of impairment. This annual assessment will be performed in the second quarter of each year. Additionally, an assessment will be performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Insurance Reserves

     The Company self-insures a significant portion of expected losses under its workers' compensation, general liability and health insurance programs. The Company has purchased insurance for individual claims that exceed $250 for workers' compensation and general liability insurance prior to 2003, but has increased this amount to $500 for 2003 and to $1,000 for certain coverages for 2004 going forward. The Company elected not to purchase such insurance for its primary group health program, but its offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program. The Company records a liability for workers' compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company's third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual, actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with SFAS No. 5, the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on the actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. From time to time the Company has performed limited scope interim updates of its actuarial studies to verify and/or modify its reserves. The Company records a liability for its group health program for all unpaid claims based primarily upon a loss development analysis derived from actual group health claims payment experience provided by the Company's third-party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these insurance programs.

Tax Provision

     The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. The Work Opportunity and Welfare to Work tax credits expired on January 1, 2004. These estimates are made based on current tax laws, the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its year end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company's consolidated financial statements and its consolidated financial position. See Note 4 to the Company's Condensed Consolidated Financial Statements filed herein and Note 7 to the Company's Consolidated Financial Statements included in its 2003 Form 10-K.

Legal Proceedings

     As discussed in Note 11 to the Company's Condensed Consolidated Financial Statements contained in this Quarterly Report and more fully discussed in Note 9 to the Company's Consolidated Financial Statements included in its 2003 Form 10-K, the Company reported that its principal subsidiaries are subject to certain lawsuits, one of which has been provisionally certified as a collective action, and an investigation by the DOJ. As is more fully discussed in the consolidated financial statement footnotes, the Company believes its subsidiaries have substantial defenses in these lawsuits and intends to continue to defend each of them vigorously. Except for a $3,500 accrual in 2001, there currently is no provision for any potential liability with respect to these matters in the Company's Condensed Consolidated Financial Statements. As indicated in the financial statement footnotes, if these cases were resolved through mediation and settlement, the Company would not expect that to have a material adverse effect upon the financial condition of the Company although short term results of operations could be adversely affected. Any future unfavorable developments in any of these cases or in the DOJ investigation, however, that resulted in a judgment in excess of amounts already accrued and beyond amounts covered under various insurance policies of the Company and its subsidiaries, if applicable, could cause the Company's consolidated results of operations and financial condition to be materially and adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Item 7A of the 2003 Form 10-K is incorporated in this item of this report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since August 1, 2003.

Item 4.  Controls and Procedures

     The Company's management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of January 30, 2004, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

     There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 30, 2004 in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  Part I, Item 3 of the 2003 Form 10-K is incorporated herein by this reference.

                  Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 and filed with the SEC on December 5, 2003 is incorporated herein by this reference.

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

                  (b) Current Reports on Form 8-K during the quarter for which this report is filed:

                      Form 8-K filed November 4, 2003, reporting under Item 5 the reduction of the size of the Company's Board of Directors from 11 to 10 following the death of one of its members.

                      Form 8-K filed November 20, 2003, reporting under Items 9 and 12 the issuance of a press release announcing the Company's 2004 first fiscal quarter earnings, current sales trends and earnings guidance for the second fiscal quarter of 2004 and the remainder of fiscal year 2004.

                      Form 8-K filed November 28, 2003, reporting under
                      Item 5 developments in litigation involving one of the Company's subsidiaries.

                      Form 8-K filed December 2, 2003, reporting under Item 5 the issuance of a press release announcing the establishment, by certain of the Company's executives, of stock trading plans pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934.

                      Form 8-K filed December 18, 2003, reporting under
                      Item 9 the issuance of a press release announcing the Company's fiscal 2004 second quarter-to-date sales trends and updating earnings guidance for the second quarter and the remainder of fiscal 2004.

                      Form 8-K filed December 23, 2003, reporting under
                      Item 9 the issuance of a press release announcing the Company's $0.11 per share quarterly dividend.

                      Form 8-K filed January 15, 2004, reporting under Item 9 the issuance of a press release announcing the Company's fiscal 2004 second quarter-to-date sales trends and updating earnings guidance for the second quarter and the remainder of fiscal 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date: 3/5/04                        By /s/Lawrence E. White
      ------                           --------------------
                                       Lawrence E. White, Senior Vice President,
                                         Finance and Chief Financial Officer



Date: 3/5/04                        By /s/Patrick A. Scruggs
      ------                           ---------------------
                                       Patrick A. Scruggs, Vice President,
                                         Accounting and Tax and Chief Accounting
                                         Officer

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

15                         Letter regarding unaudited financial information

31                         Rule 13a-14(a)/15d-14(a) Certifications

32                         Section 1350 Certifications