Form 10-Q
period 2004-04-30
CBRL GROUP INC
filed 2004-06-02
CIK 1067294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    (Mark One)

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 30, 2004

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Transition Period from ________ to _______.

                        Commission file number 000-25225

                                CBRL GROUP, INC.
                          (Exact Name of Registrant as
                            Specified in Its Charter)

          Tennessee                                             62-1749513
________________________________                           ____________________
(State or Other Jurisdiction                               (IRS Employer
of Incorporation or Organization)                           Identification No.)


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

     Yes    X        No_____
         -------

                        48,722,266 Shares of Common Stock
                         Outstanding as of May 28, 2004

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)
                                   (Unaudited)
                                                 April 30,           August 1,
                                                   2004                2003*
                                                   ----                ----
ASSETS
Current assets:
  Cash and cash equivalents                     $   14,035          $   14,389
  Receivables                                       10,701               9,150
  Inventories                                      128,972             136,020
  Prepaid expenses                                  10,692               8,932
  Deferred income taxes                              7,568               7,568
                                                ----------          ----------
     Total current assets                          171,968             176,059

Property and equipment - net                     1,091,842           1,040,315
Goodwill                                            92,882              92,882
Other assets                                        20,338              17,067
                                                ----------          ----------

Total assets                                    $1,377,030          $1,326,323
                                                ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   39,534          $   82,172
  Accrued expenses                                 210,850             164,442
  Current maturities of long-term debt
     and other long-term obligations                   185                 100
                                                ----------          ----------
      Total current liabilities                    250,569             246,714
                                                ----------          ----------

Long-term debt                                     183,757             186,730
                                                ----------          ----------
Other long-term obligations                        100,995              97,983
                                                ----------          ----------

Commitments and Contingencies (Note 10)

Shareholders' equity:
  Preferred stock - 100,000 shares of
    $.01 par value authorized;
    no shares issued                                    --                  --
  Common stock - 400,000 shares of $.01
    par value authorized; at April 30, 2004,
    48,706 shares issued and outstanding and
    at August 1, 2003, 47,873 shares issued
    and outstanding                                    487                 479
  Retained earnings                                841,222             794,417
                                                ----------          ----------
    Total shareholders' equity                     841,709             794,896
                                                ----------          ----------

Total liabilities and shareholders' equity      $1,377,030          $1,326,323
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



                                                           CBRL GROUP, INC.
                                              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                 (In thousands, except per share data)
                                                             (Unaudited)


                                                             Quarter Ended                         Nine Months Ended
                                                    --------------------------------        -----------------------------
                                                     April 30,              May 2,             April 30,         May 2,
                                                       2004                  2003                2004             2003
                                                       ----                  ----                ----             ----
Total revenue                                        $584,282              $527,189           $1,773,448       $1,617,847

Cost of goods sold                                    190,718               165,378              590,145          521,455
                                                     --------              --------           ----------       ----------
Gross profit                                          393,564               361,811            1,183,303        1,096,392

Labor and other related expenses                      221,230               201,170              654,540          605,357
Other store operating expenses                         98,890                92,573              297,925          280,558
                                                     --------              --------           ----------       ----------
Store operating income                                 73,444                68,068              230,838          210,477

General and administrative                             30,592                29,577               94,525           93,798
                                                     --------              --------           ----------       ----------
Operating income                                       42,852                38,491              136,313          116,679

Interest expense                                        2,007                 2,214                6,298            6,659
Interest income                                            --                    --                    5               73
                                                     --------              --------           ----------       ----------
Income before income taxes                             40,845                36,277              130,020          110,093

Provision for income taxes                             14,663                12,878               46,677           39,083
                                                     --------              --------           ----------       ----------
Net income                                           $ 26,182              $ 23,399           $   83,343       $   71,010
                                                     ========              ========           ==========       ==========

Net earnings per share:
      Basic                                          $   0.53              $   0.48           $     1.70       $     1.43
                                                     ========              ========           ==========       ==========
      Diluted                                        $   0.52              $  0.46            $     1.65       $     1.39
                                                     ========              ========           ==========       ==========

Weighted average shares:
      Basic                                            49,128                49,077               48,926           49,609
                                                     ========              ========           ==========       ==========
      Diluted                                          50,519                50,767               50,560           51,178
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




                                                        CBRL GROUP, INC.
                                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (In thousands)
                                                          (Unaudited)


                                                                                              Nine Months Ended
                                                                                     -------------------------------
                                                                                     April 30,                May 2,
                                                                                       2004                    2003
                                                                                       ----                    ----

   Cash flows from operating activities:
    Net income                                                                      $ 83,343                 $ 71,010
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                                 47,160                   48,316
        Loss on disposition of property and equipment                                  1,846                      478
        Accretion on zero-coupon contingently convertible
         senior notes                                                                  4,027                    3,916
        Deferred income taxes                                                             --                   21,699
    Changes in assets and liabilities:
        Inventories                                                                    7,048                    9,244
        Accounts payable                                                             (42,638)                 (15,609)
        Other current assets and other current liabilities                            37,741
                                                                                                               20,133
        Other assets and other long-term liabilities                                  (1,419)                  (5,125)
                                                                                    --------                 --------
    Net cash provided by operating activities                                        137,108                  154,062
                                                                                    --------                 --------

   Cash flows from investing activities:
    Purchase of property and equipment                                               (99,982)                 (85,260)
    Proceeds from sale of property and equipment                                         777                    1,517
                                                                                    --------                 --------
    Net cash used in investing activities                                            (99,205)                 (83,743)
                                                                                    --------                 --------

   Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                         150,000                  276,600
    Principal payments under long-term debt and other
     long-term obligations                                                          (157,082)                (276,665)
    Deferred financing costs                                                              (1)                  (1,203)
    Proceeds from exercise of stock options                                           48,869                   27,626
    Purchases and retirement of common stock                                         (69,206)                 (95,003)
    Dividends on common stock                                                        (10,837)                  (1,043)
                                                                                    --------                 --------
    Net cash used in financing activities                                            (38,257)                 (69,688)
                                                                                    --------                 --------

   Net (decrease) increase in cash and cash equivalents                                 (354)                     631

   Cash and cash equivalents, beginning of period                                     14,389                   15,074
                                                                                    --------                 --------

   Cash and cash equivalents, end of period                                         $ 14,035                 $ 15,705
                                                                                    ========                 ========

   Supplemental disclosures of cash flow information:
   Cash paid during the nine months for:
       Interest                                                                     $    890                 $  1,197
                                                                                    ========                 ========
       Income taxes                                                                 $ 14,338                 $ 15,321
                                                                                    ========                 ========


See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except percentages, share and per share data)
Unaudited)

1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheets as of April 30, 2004 and August 1, 2003 and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended April 30, 2004 and May 2, 2003, have been prepared by CBRL Group, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") without audit. In the opinion of management, all adjustments (consisting of normal and recurring items) for a fair presentation of such condensed consolidated financial statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 1, 2003 ("2003 Form 10-K") filed with the SEC on October 15, 2003.

     References  in  these  Notes  to  the  Condensed   Consolidated   Financial
Statements to a year are to the Company's fiscal year unless otherwise noted.

     Deloitte & Touche LLP, the Company's independent auditors, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2. Summary of Significant Accounting Policies

     The significant accounting policies of the Company are included in the 2003 Form 10-K. During the quarter ended April 30, 2004, there were no significant changes to those accounting policies.

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

     Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148, the Company's consolidated net income and net income per share would have been reduced to the pro-forma amounts illustrated as follows:

                                                                       Quarter Ended                         Nine Months Ended
                                                               -----------------------------            --------------------------
                                                               April 30,               May 2,           April 30,           May 2,
                                                                 2004                  2003               2004              2003
                                                                 ----                  ----               ----              ----
Net income - as reported                                        $26,182               $23,399            $83,343           $71,010
Add:  Total stock-based employee
     compensation included in reported
     net income, net of related tax effects                          19                    45                 56               222
Deduct: Total stock-based compensation
     expense determined under fair-value
     based method for all awards, net of
     related tax effects                                         (2,757)               (2,829)            (8,123)           (8,662)
                                                                -------               -------            -------           -------
Pro forma, net income                                           $23,444               $20,615            $75,276           $62,570
                                                                =======               =======            =======           =======


Net income per share:
          Basic - as reported                                     $0.53                 $0.48              $1.70             $1.43
                                                                  =====                 =====              =====             =====
          Basic - pro forma                                       $0.48                 $0.42              $1.54             $1.26
                                                                  =====                 =====              =====             =====

          Diluted - as reported                                   $0.52                 $0.46              $1.65             $1.39
                                                                  =====                 =====              =====             =====
          Diluted - pro forma                                     $0.46                 $0.41              $1.49             $1.22
                                                                  =====                 =====              =====             =====

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Interpretation No. 46, which was revised in December 2003, to address the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 is effective for interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Interpretation No. 46 is also effective for all other types of variable interest entities for periods ending after March 15, 2004. The Company does not have any interests that would change our current consolidated reporting entity or require additional disclosures required by Interpretation No. 46.

4.  Income Taxes

     The provision for income taxes for the quarter and nine-month period ended April 30, 2004 has been computed based on management's estimate of the tax rate for 2004 of 35.9%. The increase in management's estimate of the tax rate for 2004 is based upon the expiration of certain federal tax credit legislation on January 1, 2004. The variation between the statutory tax rate and the effective tax rate is due primarily to state income taxes offset partially by employer tax credits for FICA taxes paid on employee tip income. The Company's effective tax rate for the quarter and nine-month period ended May 2, 2003 and for 2003 was 35.5%.

5.  Seasonality

     Historically the consolidated net income of the Company has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations primarily to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season. Therefore, the results of operations for the quarter and nine months ended April 30, 2004 cannot be considered indicative of the operating results for the entire year.

6.  Inventories

     Inventories were comprised of the following at:

                             April 30,        August 1,
                               2004             2003
                               ----             ----

           Retail            $ 91,954         $101,955
           Restaurant          18,741           17,091
           Supplies            18,277           16,974
                             --------         --------
              Total          $128,972         $136,020
                             ========         ========

7.  Consolidated Net Income Per Share and Weighted Average Shares

     Basic consolidated net income per share is computed by dividing consolidated income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. The Company's zero-coupon convertible senior notes (see Note 4 to the Company's Consolidated Financial Statements included in the 2003 Form 10-K for a description of these notes) represent potential dilutive shares at April 30, 2004. The effect of the assumed conversion of the zero-coupon convertible senior notes has been excluded from the calculation of diluted net income per share for the quarter and nine-month period ended April 30, 2004 because none of the conditions that permit conversion were satisfied during the reporting period. Outstanding stock options issued by the Company represent the only dilutive security reflected in diluted weighted average shares.

8.  Segment Reporting

     Cracker Barrel Old Country Store(R) ("Cracker Barrel") units represent a single, integrated operation with two related and substantially integrated product lines. The operating expenses of the restaurant and retail product line of a Cracker Barrel unit are shared and are indistinguishable in many respects. The chief operating decision-makers review operating results for both restaurant and retail operations on a combined basis. Likewise, Logan's Roadhouse(R) ("Logan's") units are restaurant operations and those operations have similar investment criteria and economic and operating characteristics as the operations of Cracker Barrel.

     Therefore, the Company manages its business on the basis of one reportable operating segment. All of the Company's operations are located within the United States. The following data are presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for all periods presented.


                                            Quarter Ended              Nine Months Ended
                                         -------------------       ------------------------
                                         April 30,    May 2,        April 30,      May 2,
                                           2004        2003           2004          2003
                                           ----        ----           ----          ----

Net sales in Company-owned stores:
  Restaurant                             $480,032    $433,140      $1,393,571    $1,280,406
  Retail                                  103,715      93,685         378,467       336,517
                                         --------    --------      ----------    ----------
   Total net sales                        583,747     526,825       1,772,038     1,616,923
Franchise fees and royalties                  535         364           1,410           924
                                         --------    --------      ----------    ----------
  Total revenue                          $584,282    $527,189      $1,773,448    $1,617,847
                                         ========    ========      ==========    ==========

9.  Impairment of Long-lived Assets

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying value or fair value less costs to sell. The Company recorded no impairment losses in the quarters and nine-month periods ended April 30, 2004 and May 2, 2003. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ended January 30, 2004, and concluded at that time that there was no indication of impairment. This annual assessment will be performed in the second quarter of each year. Additionally, an assessment will be performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not believe any such events or changes in circumstances have occurred since the annual assessment performed in the second quarter ended January 30, 2004.

10. Commitments and Contingencies

     The Company's Cracker Barrel Old Country Store, Inc. subsidiary ("Cracker Barrel") is involved in certain lawsuits, four of which are filed by the same plaintiffs' attorneys, among others, and are not ordinary routine litigation incidental to its business: Serena McDermott and Jennifer Gentry v. Cracker Barrel Old Country Store, Inc. ("McDermott"), 4:99-CV-0001-HLM, a collective action under the federal Fair Labor Standards Act ("FLSA"), was served on Cracker Barrel on May 3, 1999; Kelvis Rhodes, Maria Stokes et al. v. Cracker Barrel Old Country Store, Inc. ("Rhodes"), 4:99-CV-217-HLM, an action under Title VII of the Civil Rights Act of 1964 and Section 1981 of the Civil Rights Act of 1866, was served on Cracker Barrel on September 15, 1999; Flounice Stanley, Calvin Slack et al. v. Cracker Barrel Old Country Store, Inc. ("Stanley"), 4:01-CV-326-HLM, a collective action under the FLSA, was served on Cracker Barrel on April 12, 2002; and the National Association for the Advancement of Colored People ("NAACP"), Betty Thomas et al. v. Cracker Barrel Old Country Store, Inc. ("NAACP/Thomas"), 4:01-CV-325-HLM, an action under Title II of the Civil Rights Act of 1964 and Section 1981 of the Civil Rights Act of 1866, was served on Cracker Barrel on April 12, 2002. These four cases are filed, and are pending, in the United States District Court for the Northern District of Georgia, Rome Division.

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

     The Rhodes case sought certification as a company-wide class action against Cracker Barrel, a declaratory judgment to redress an alleged systemic pattern and practice of racial discrimination in employment opportunities, an order to effect certain hiring and promotion goals and back pay and other related monetary damages. In May 2002, the Rhodes plaintiffs filed a motion for class certification proposing a class of all current and former employees and applicants for employment who might have suffered discrimination in hiring, promotion, job assignment and cross-training. The court has denied certification of a class in the Rhodes case. The plaintiffs' appeal of this ruling was denied by the 11th Circuit Court of Appeals. There are now 13 individual plaintiffs continuing the claims asserted in the Rhodes case. Cracker Barrel recently moved for summary judgment against the remaining 13 plaintiffs. Plaintiffs' responses to the summary judgment motion have recently been filed, but mediation discussions that could resolve this case, as well as others, have delayed proceedings in the case.

     The NAACP/Thomas case is an alleged race discrimination class action filed by the NAACP and customers of Cracker Barrel that sought certification as a class action. The plaintiffs allege that Cracker Barrel has a pattern and practice of race-based discriminatory treatment of African-American customers and white customers when accompanied by African-American customers. Plaintiffs and their counsel have denied that they seek to recover compensatory damages, instead claiming to seek only nominal, actual and punitive damages. Plaintiffs also seek unspecified declaratory and injunctive relief and demanded an award of punitive and nominal damages in the amount of $100,000, plus reasonable attorneys' fees and costs. On October 1, 2002, the United States District Court granted defendant's Rule 23 (c) motion and denied class certification. The plaintiffs did not appeal this ruling. There are now 40 individual plaintiffs continuing the claims they asserted in the Thomas case. Recently, some of the original named plaintiffs, whose Title II claims were dismissed, have refiled those same claims, which have been consolidated with the original action.

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

     In August 2002, Cracker Barrel received a letter from the Department of Justice ("DOJ") informing Cracker Barrel that it was the subject of a DOJ investigation pursuant to powers granted to DOJ under Title II of the Civil Rights Act of 1964. Since the initial notice of the investigation, Cracker Barrel has provided all requested information to the DOJ. On May 3, 2004, Cracker Barrel announced that it had reached an agreement that culminated extensive negotiations with DOJ on procedures to address and resolve alleged claims of discrimination by customers and allowed both Cracker Barrel and the DOJ to avoid costly and protracted litigation. The agreement was embodied in a consent order that was approved on that date by the United States District Court for the Northern District of Georgia simultaneously with the filing of the DOJ complaint addressed by the consent order. The consent order concluded the DOJ review of the company's anti-discrimination policies and procedures, and was furnished as an exhibit to a Current Report on Form 8-K dated May 3, 2004. The order outlined plans for expanded diversity training programs for managers and employees, a third-party testing program at restaurants, an independent auditor to monitor activities implementing the plan, expanded procedures to investigate guest complaints, and public posting of the company's equal treatment policies. Cracker Barrel's agreement with DOJ did not include any payment of money by Cracker Barrel. The agreement also was not an admission of wrongdoing by Cracker Barrel, which continues to deny any allegations of wrongdoing as a part of the agreement.

     In December 2003, Cracker Barrel had indications that the private plaintiffs in each of the McDermott, Stanley, Rhodes and Thomas (and the three other matters that appear to be related to Thomas) cases might be agreeable to reaching a mediated settlement satisfactory to all parties. Mediation discussions have continued to various degrees, but no resolution has been reached at the date of this filing, and there can be no assurance that resolution can be reached in these mediation discussions. Cracker Barrel continues to believe it has substantial defenses to the claims made in each of these cases and intends to continue to defend the cases vigorously if a mediated settlement cannot be achieved.

     The Company's subsidiary, Logan's Roadhouse, Inc. ("Logan's") is subject to a lawsuit, Joey E. Barlow v. Logan's Roadhouse, Inc., in the United States District Court for the Middle District of Tennessee (Case No. 3-03-0821), filed September 8, 2003. The case is a putative collective action under the FLSA, although it has not yet been certified as such. The complaint alleges that certain hourly employees (including the plaintiff and 65 opt-ins to date) at one Logan's restaurant in Macon, Georgia were subjected to various violations of the FLSA, including being required to work "off the clock," having hours "shaved" (reduced in the computer), and being required to perform excessive non-server duties without being paid the minimum wage or overtime compensation for that work. The case seeks recovery of unpaid compensation, plus an equal amount of liquidated damages, prejudgment interest, attorneys' fees and costs, and unspecified injunctive relief. On February 6, 2004, the Court ordered that notice be sent to all current and former hourly employees at the Macon, GA Logan's restaurant who were employed between September 8, 2000 to the present. After notices were sent, employees had 60 days to file opt-in forms. During that time, 65 persons filed such forms. Although the case is in a very preliminary stage, the Company denies that Logan's engaged in any of the alleged unlawful employment practices and intends to vigorously defend the case.

     The Company believes that its Cracker Barrel and Logan's subsidiaries have substantial defenses to the claims made in each of these cases, and subject to the mediation discussions and negotiations reported above, each of these cases is being defended vigorously. Because discovery has not been completed in some of these cases, none of these cases are yet ready for trial, and the mediation discussions are not completed. As indicated, the Company accrued $3,500 in 2001 with respect to the McDermott case based on offers of judgment to those plaintiffs. None of those offers of judgment was accepted. With the exception of that reserve, no provision for any potential liability has been made in the consolidated financial statements of the Company with respect to these lawsuits. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to these cases can be determined at this time. It is premature to predict the outcome of the mediation discussions with the private plaintiffs and whether they will result in the resolution of any or all of the referenced cases. Based upon current status of the various discussions, however, the Company would not expect any settlement to have a material adverse effect upon the financial condition of the Company. Nevertheless, any settlement could adversely affect short term results of operations if the amount of any settlement exceeded the amounts already accrued. An unfavorable development in any of these cases, however, that resulted in a judgment in excess of amounts already accrued and beyond amounts covered under various insurance policies of the Company and its subsidiaries, if applicable, could cause the Company's consolidated results of operations and financial condition to be materially and adversely affected.

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

     The Company makes trade commitments in the course of its normal operations. As of April 30, 2004 the Company was contingently liable for approximately $3,281 under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of 3 months or less and are used to collateralize obligations to third parties for the purchase of a portion of the Company's imported retail inventories. Additionally, the Company was contingently liable pursuant to standby letters of credit as credit guarantees to insurers. As of April 30, 2004 the Company had $17,830 of standby letters of credit related to workers' compensation and general liability insurance. All standby letters of credit are renewable annually.

     The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party and a second operating lease that has been sublet to a third party. The operating leases have remaining lives of approximately 9.4 and 12.4 years, respectively, with annual lease payments of approximately $350 and $100, respectively. Under the assigned lease the Company's performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee. Under the sublease the Company's performance is only required if the sublessee fails to perform his obligations as lessee. The Company has a remaining liability of approximately $451 in the accompanying condensed consolidated financial statements for estimated amounts to be paid in case of non-performance by the sublessee.

11. Shareholders' Equity

     During the nine-month period ended April 30, 2004, the Company received proceeds of $48,869 from the exercise of stock options on 2,571,149 shares of its common stock. During the nine-month period ended April 30, 2004 the Company repurchased 1,769,300 shares of its common stock for a net expenditure of $69,206. In the third quarter of 2004, the Company reduced Retained Earnings by $20,345, since Additional Paid-In Capital already was reduced to zero due to retirement of shares repurchased. These retired shares will remain as authorized, but unissued, shares. During the nine-month period ended April 30, 2004, the Company declared three dividends of $0.11 per common share each that were paid on November 10, 2003, February 9, 2004 and May 10, 2004.

12. Subsequent Event

     On May 28, 2004, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2,000,000 shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization during calendar 2004, although there can be no assurance that such repurchase actually will be completed in that period of time.

13. Reclassifications

     Certain reclassifications have been made in the 2003 condensed consolidated financial statements to conform to the classifications used in 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries (the "Company") as of April 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended April 30, 2004 and May 2, 2003, and of cash flows for the nine-month periods ended April 30, 2004 and May 2, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of August 1, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 10, 2003 (September 25, 2003 as to Note 13), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
June 2, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except percentages and dollar amounts per share. References in management's discussion and analysis of financial condition and results of operations to a year are to the Company's fiscal year unless otherwise noted. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Except for specific historical information, many of the matters discussed in this Quarterly Report on Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of CBRL Group, Inc. and its subsidiaries (collectively, the "Company") to differ materially from those expressed or implied by this discussion.

     All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "outlook", "plans", "projection", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: the actual results of pending or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; commodity, workers' compensation, group health and utility price changes; the effects of uncertain consumer confidence or general or regional economic weakness on sales and customer travel activity; consumer behavior based on concerns over food quality or nutritional or safety aspects of the Company's products or restaurant food in general; competitive marketing and operational initiatives; the ability of the Company to identify, acquire and sell successful new lines of retail merchandise; the effects of plans intended to improve operational execution and performance; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting, tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; practical or psychological effects of terrorist acts or war and military or government responses; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; potential disruptions to the company's restaurant or retail supply chain; changes in foreign exchange rates affecting the Company's future retail inventory purchases; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; changes in accounting principles generally accepted in the United States of America or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; increases in construction costs; changes in interest rates affecting the Company's financing costs; and other factors described from time to time in the Company's filings with the SEC, press releases, and other communications.

Results of Operations

     The   following   table   highlights   operating   results  by   percentage
relationships to total revenue for the quarter and nine-month period ended April 30, 2004 as compared to the same periods a year ago:


                                      Quarter Ended          Nine Months Ended
                                    ------------------      -------------------
                                    April 30,    May 2,     April 30,    May 2,
                                      2004       2003         2004       2003
                                      ----       ----         ----       ----

 Total revenue                        100.0%     100.0%       100.0%     100.0%

 Cost of goods sold                    32.6       31.4         33.3       32.2
                                      -----      -----        -----      -----
 Gross profit                          67.4       68.6         66.7       67.8

 Labor and other related expenses      37.9       38.1         36.9       37.4
 Other store operating expenses        16.9       17.6         16.8       17.4
                                      -----      -----        -----      -----
 Store operating income                12.6       12.9         13.0       13.0

 General and administrative             5.3        5.6          5.3        5.8
                                      -----      -----        -----      -----
 Operating income                       7.3        7.3          7.7        7.2

 Interest expense                       0.3        0.4          0.4        0.4
 Interest income                         --         --           --         --
                                      -----      -----        -----      -----
 Income before income taxes             7.0        6.9          7.3        6.8

 Provision for income taxes             2.5        2.5          2.6        2.4
                                      -----      -----        -----      -----

 Net income                             4.5%       4.4%         4.7%       4.4%
                                      =====      =====        =====      =====

     The  following  table   highlights  the  components  of  total  revenue  by
percentage relationships to total revenue for the quarter and nine-month period ended April 30, 2004 as compared to the same periods a year ago:

                                       Quarter Ended          Nine Months Ended
                                    -------------------       -----------------
                                    April 30,    May 2,      April 30,   May 2,
                                      2004        2003         2004      2003
                                      ----        ----         ----      ----
 Net sales:
    Cracker Barrel restaurant          67.6%      68.4%        65.3%     66.5%
     Logan's                           14.6       13.7         13.3       12.6
                                      -----      -----        -----      -----
        Total restaurant               82.2       82.1         78.6       79.1
     Cracker Barrel retail             17.7       17.8         21.3       20.8
                                      -----      -----        -----      -----
        Total net sales                99.9       99.9         99.9       99.9
 Franchise fees and royalties           0.1        0.1          0.1        0.1
                                      -----      -----        -----      -----
        Total revenue                 100.0%     100.0%       100.0%     100.0%
                                      =====      =====        =====      =====

     The following table highlights the units in operation and units added for the quarter and nine-month period ended April 30, 2004 as compared to the same periods a year ago:

                                         Third Quarter Ended     Nine Months Ended
                                         -------------------     -----------------
                                          April 30,   May 2,     April 30,   May 2,
                                            2004       2003        2004       2003
                                            ----       ----        ----       ----
 Cracker Barrel Old Country Store:
    Open at beginning of period              488        466         480        457
    Opened during period                       8          6          16         15
                                             ---        ---         ---        ---
    Open at end of period                    496        472         496        472
                                             ===        ===         ===        ===

 Logan's Roadhouse - company-owned:
    Open at beginning of period              103         93          96         84
    Opened during period                       4          3          11         12
                                             ---         --         ---         --
    Open at end of period                    107         96         107         96
                                             ===         ==         ===         ==

 Logan's Roadhouse - franchised:
    Open at beginning of period               17         12          16         12
    Opened during period                       2          1           3          1
                                              --         --          --         --
    Open at end of period                     19         13          19         13
                                              ==         ==          ==         ==

     The following table highlights comparable store sales* for the quarter and nine-month period ended April 30, 2004 as compared to the same periods a year ago:

                     Comparable Store Average Sales Analysis

                                        Quarter Ended           Nine Months Ended
                                      ------------------      ---------------------
                                      April 30,    May 2,     April 30,      May 2,
                                        2004        2003        2004          2003
                                        ----        ----        ----          ----
Cracker Barrel (457 and 445 stores
for the quarter and nine months,
respectively)
 Net sales:
      Restaurant                      $  800.5     $763.3      $2,377.1     $2,309.8
      Retail                             208.3      196.1         772.5        716.1
                                      --------     ------      --------     --------
        Total net sales               $1,008.8     $959.4      $3,149.6     $3,025.9
                                      ========     ======      ========     ========

 Logan's (84 and 83 restaurants for
the quarter and nine months,
respectively)                         $  796.6     $742.5      $2,281.7     $2,184.8
                                      ========     ======      ========     ========

     *Comparable store sales consist of sales of stores open at least six full quarters as of beginning of the quarter or nine-month period ended April 30, 2004; and are measured on comparable calendar weeks.

Total Revenue

     Total revenue for the third quarter of 2004 increased 10.8% compared to last year's third quarter. For the third quarter ended April 30, 2004, Cracker Barrel Old Country Store(R) ("Cracker Barrel") comparable store restaurant sales increased 4.9% and comparable store retail sales increased 6.2% resulting in a combined comparable store sales (total net sales) increase of 5.2%. The comparable store restaurant sales increase consisted of a 2.1% average check increase for the quarter (including a 1.7% net price increase effect) and a 2.8% guest traffic increase. We believe that the comparable store retail sales increase is primarily related to the restaurant guest traffic increase, improved merchandise selection with broader appeal and greater variety at lower price points and improved merchandise planning and retail operations. Logan's Roadhouse(R) ("Logan's") comparable restaurant sales increased 7.3%, which consisted of a 5.7% guest traffic increase and a 1.6% average check increase (including a 0.7% net price increase effect). Sales from newly opened Cracker Barrel stores and Logan's restaurants primarily accounted for the balance of the total revenue increase in the third quarter.

     Total revenue for the nine-month period ended April 30, 2004 increased 9.6% compared to the nine-month period ended May 2, 2003. For the nine-month period ended April 30, 2004, Cracker Barrel comparable store restaurant sales increased 2.9% and comparable store retail sales increased 7.9% resulting in a combined comparable store sales (total net sales) increase of 4.1%. The comparable store restaurant sales increase consisted of a 1.7% average check increase for the nine months (substantially all of which reflected higher menu prices) and a 1.2% guest traffic increase. We believe that the comparable store retail sales increase is primarily related to the restaurant guest traffic increase, improved merchandise selection with broader appeal and greater variety at lower price points and improved merchandise planning and retail operations. Logan's comparable restaurant sales increased 4.4%, which consisted of a 3.6% guest traffic increase and a 0.8% average check increase (substantially all of which reflected higher menu prices). Sales from newly opened Cracker Barrel stores and Logan's restaurants primarily accounted for the balance of the total revenue increase in the nine-month period ended April 30, 2004.

Cost of Goods Sold

     Cost of goods sold as a percentage of total revenue for the third quarter of 2004 increased to 32.6% from 31.4% in the third quarter of last year. This increase was due primarily to higher commodity costs for beef, butter, eggs, bacon and dairy (most of which are expected to continue in the fourth quarter of 2004), higher unit-level waste and higher markdowns of retail merchandise versus the prior year. These increases were partially offset by higher menu pricing and higher initial mark-ons of retail merchandise versus the prior year.

     Cost of goods sold as a percentage of total revenue for the nine-month period ended April 30, 2004 increased to 33.3% from 32.2% in the nine-month period ended May 2, 2003. This increase was due primarily to higher commodity costs for beef, butter, eggs, bacon and dairy, a higher mix of retail sales as a percent of total revenues (retail has a higher product cost than restaurant) and higher markdowns of retail merchandise versus the prior year. These increases were partially offset by higher menu pricing and higher initial mark-ons of retail merchandise versus the prior year.

Labor and Other Related Expenses

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue decreased to 37.9% in the third quarter this year from 38.1% last year. This decrease was due primarily to lower hourly labor expenses as a percent of revenue, lower workers' compensation costs and higher menu pricing versus the prior year. These decreases were offset partially by an increase in store manager compensation under unit-level bonus programs versus the prior year.

     Labor and other related expenses as a percentage of total revenue decreased to 36.9% in the nine-month period ended April 30, 2004 as compared to 37.4% in the nine-month period ended May 2, 2003. This decrease was due primarily to lower workers' compensation costs, lower group health costs, lower hourly labor expenses as a percent of revenue and higher menu pricing versus the prior year. These decreases were offset partially by an increase in store manager compensation under unit-level bonus programs versus the prior year.

Other Store Operating Expenses

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses. Other store operating expenses as a percentage of total revenue decreased to 16.9% in the third quarter of 2004 from 17.6% in the third quarter of last year. This decrease was due primarily to lower depreciation, advertising and other miscellaneous expenses as a percent of revenue and higher menu pricing versus the prior year. The lower depreciation is the result of the Company's rapid Cracker Barrel store growth in the late 1990's which has been reduced in recent years and the Company's rollout of a new store point-of-sale system in the late 1990's under the Company's accelerated depreciation methods. Certain of these asset categories are now fully depreciated. The decrease in advertising as a percent of revenue was due primarily to the timing of advertising at Cracker in 2004 versus the prior year and to Logan's reduced advertising spending as new Logan's management continues to develop their overall marketing strategy.

     Other store operating expenses as a percentage of total revenue decreased to 16.8% in the nine-month period ended April 30, 2004 as compared to 17.4% in the nine-month period ended May 2, 2003. This decrease was due primarily to lower depreciation, advertising, general insurance and other miscellaneous expenses as a percent of revenue and higher menu pricing versus the prior year. These decreases in other store operating expenses were offset partially by higher utilities, repairs and maintenance and supplies versus the prior year.

General and Administrative Expenses

     General and administrative expenses as a percentage of total revenue decreased to 5.3% in the third quarter of 2004 as compared to 5.6% in the third quarter of last year. This decrease was due primarily to lower professional fees and bonus accruals versus the prior year. The decrease in professional fees was due primarily to decreases in litigation defense costs versus the prior year. The decrease in bonus accruals primarily reflected relatively lower performance against financial objectives in the third quarter of 2004 versus the same period a year ago.

     General and administrative expenses as a percentage of total revenue decreased to 5.3% in the nine-month period ended April 30, 2004 as compared to 5.8% in the nine-month period ended May 2, 2003. This decrease was due primarily to lower professional fees, bonus accruals and management training costs versus the prior year. The decrease in professional fees was due primarily to decreases in litigation defense costs versus the prior year. The decrease in bonus accruals primarily reflected relatively lower performance against financial objectives in the first nine months of 2004 versus the same period a year ago. The decrease in management training costs was due primarily to decreases in manager turnover versus the prior year.

Interest Expense

     Interest expense decreased to $2,007 and $6,298 in the third quarter and the first nine months of 2004, respectively, from $2,214 and $6,659 in the same periods last year, respectively. The decrease in the third quarter and the first nine months resulted primarily from lower average outstanding debt, lower average interest rates and higher capitalized interest as compared to the same periods a year ago. The increase in capitalized interest was due primarily to an increase in the average number of new locations under construction versus the same periods a year ago.

Provision for Income Taxes

     The provision for income taxes as a percent of pre-tax income was 35.9% in the third quarter and the first nine months of 2004 as compared to 35.5% during the same periods a year ago and which approximated the rate for the entire year of 2003. The increase in management's estimate of the tax rate for 2004 is based upon the expiration of certain federal tax credit legislation on January 1, 2004. The variation between the statutory tax rate and the effective tax rate is due primarily to state income taxes offset partially by employer tax credits for FICA taxes paid on employee tip income.

Liquidity and Capital Resources

     The Company's operating activities provided net cash of $137,108 for the nine-month period ended April 30, 2004, which represented a decrease from the $154,062 provided during the same period a year ago. This decrease was due primarily to a larger decrease in accounts payable in the first nine months of 2004 versus last year offset partially by the timing of payments of income tax liabilities reflected by a larger increase in income taxes payable (included in the cash flow statement as changes in other current assets and other current liabilities) net of the change in deferred income taxes in the first nine month of 2004 versus the prior year. The decrease in accounts payable was due primarily to timing of payments versus the previous year.

     The Company had negative working capital of $78,601 at April 30, 2004 versus negative working capital of $70,655 at August 1, 2003. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time. The larger negative working capital compared with August 1, 2003, primarily reflected higher income taxes payable and lower inventories partially offset by lower accounts payable.

     Capital expenditures were $99,982 for the nine-month period ended April 30, 2004 as compared to $85,260 during the same period a year ago. Construction of new locations and one replacement location accounted for most of these expenditures. The increase from the prior year is primarily due to the current year increase in owned versus leased land for new locations, the current year increase in the number of new locations under construction versus the prior year and to the timing of maintenance and replacement capital expenditures for existing stores versus the same period a year ago. Capitalized interest was $140 and $428 for the quarter and nine-month period ended April 30, 2004, as compared to $104 and $345 for the quarter and nine-month period ended May 2, 2003. This difference was due primarily to an increase in the average number of new locations under construction versus the same period a year ago offset partially by lower borrowing costs as compared to a year ago.

     During the nine-month period ended April 30, 2004 the Company repurchased 1,769,300 shares of its common stock for a net expenditure of $69,206, or approximately $39.11 per share. During February 2004 the Company completed the purchase of the 210,300 shares remaining under the repurchase authorization previously in effect at January 31, 2004 and announced a new authorization to purchase an additional 2,000,000 shares of which 892,000 shares remain. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization before the end of 2004, although there can be no assurance that such repurchase actually will be completed in that period of time.

     On May 28, 2004, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2,000,000 shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization during calendar 2004, although there can be no assurance that such repurchase actually will be completed in that period of time. The Company's principal criteria for share repurchases are that they be accretive to net income per share and that they do not unfavorably affect the Company's investment grade debt rating and target capital structure.

     During the nine-month period ended April 30, 2004, the Company received proceeds of $48,869 from the exercise of stock options on 2,571,149 shares of its common stock. During the nine-month period ended April 30, 2004, the Company declared three dividends of $0.11 per common share each that were paid on November 10, 2003, February 9, 2004 and May 10, 2004.

     The Company's internally generated cash and cash generated by option exercises, along with cash at August 1, 2003, the Company's availability under its revolving credit facility and its real estate operating lease arrangements, were sufficient to finance all of its growth, share repurchase, dividend payment and working capital needs in the first nine months of 2004.

     The Company estimates that its capital expenditures for 2004 will be approximately $140,000 to $145,000, most of which will be related to the construction of new Cracker Barrel and Logan's units. The Company, through internally generated cash and available borrowing capacity, expects to be able to meet its capital needs for the foreseeable future. The Company expects to open 24 new Cracker Barrel units, 20 of which already have opened, plus one replacement unit opened in the first quarter, in 2004. The Company also has opened 11 new company-operated Logan's units in 2004.

     Management believes that cash at April 30, 2004, along with cash generated from the Company's operating activities and its available revolving credit facility, as well as financing obtained through real estate operating leases, will be sufficient to finance its continued operations, its remaining share repurchase authorizations, its dividends and its continued expansion plans through 2005. At April 30, 2004, the Company had $300,000 available under its revolving credit facility.

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

Inventory Shrinkage

     Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods. This estimate is consistent with Cracker Barrel's historical practice in all periods shown. Actual shrinkage recorded upon physical inventory counts may produce materially different amounts of shrinkage than estimated by the Company for the third quarter ended on April 30, 2004.

Tax Provision

     The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. The Work Opportunity and Welfare to Work tax credit legislation expired on January 1, 2004. These estimates are made based on current tax laws, the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its year end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company's consolidated financial statements and its consolidated financial position. See Note 4 to the Company's Condensed
Consolidated Financial Statements filed herein and Note 7 to the Company's Consolidated Financial Statements included in its 2003 Form 10-K.

Legal Proceedings

     As discussed in Note 10 to the Company's Condensed Consolidated Financial Statements contained in this Quarterly Report and more fully discussed in Note 9 to the Company's Consolidated Financial Statements included in its 2003 Form 10-K, the Company reported that its principal subsidiaries are subject to certain lawsuits, one of which has been provisionally certified as a collective action. As is more fully discussed in Note 10 to the condensed consolidated financial statement footnotes, the Company believes its subsidiaries have substantial defenses in these lawsuits and intends to continue to defend each of them vigorously if mediated settlements cannot be achieved. Except for a $3,500 accrual in 2001, there currently is no provision for any potential liability with respect to these matters in the Company's Condensed Consolidated Financial Statements. As indicated in the financial statement footnotes, if these cases were resolved through mediation and settlement, the Company would not expect that to have a material adverse effect upon the financial condition of the Company although short term results of operations could be adversely affected. Any future unfavorable developments in any of these cases, however, that resulted in a judgment in excess of amounts already accrued and beyond amounts covered under various insurance policies of the Company and its subsidiaries, if applicable, could cause the Company's consolidated results of operations and financial condition to be materially and adversely affected.

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

Item 4.  Controls and Procedures

     The Company's management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of April 30, 2004, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

     There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 30, 2004 in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  Part I, Item 3 of the 2003 Form 10-K is incorporated herein by this reference.

                  Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 and filed with the SEC on December 5, 2003 is incorporated herein by this reference.

                  Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 30, 2004 and filed with the SEC on March 5, 2004 is incorporated herein by this reference.

                  See also Note 10 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item I of this Quarterly Report on Form 10-Q, which also is incorporated in this item by this reference.

Item 2.           Changes in Securities and Use of Proceeds

                                        Issuer Purchases of Equity Securities

                                                                            Total Number        Maximum
                                                                             of Shares         Number of
                                                                            Purchased as      Shares that
                                                                              Part of          May Yet Be
                                                                              Publicly         Purchased
                                          Total Number         Average        Announced        Under the
                                            of Shares      Price Paid Per      Plans or         Plans or
                        Period            Purchased (1)       Share (2)      Programs (3)     Programs (3)
                        ------            -------------       ---------      ------------     ------------
                  1/31/04 - 2/27/04             210,300         $37.92            210,300        2,000,000
                  2/28/04 - 3/26/04           1,108,000         $38.75          1,108,000          892,000
                  3/27/04 - 4/30/04                   0             --                  0          892,000
                  Total for the quarter       1,318,300         $38.62          1,318,300          892,000


                  (1) All share repurchases were made in open-market transactions pursuant to publicly announced repurchase plans. This table excludes shares owned and tendered by employees to meet the exercise price of option exercises and shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers employee cashless exercises through an independent, third-party broker and does not repurchase stock in connection with cashless exercises.

                  (2) Average price paid per share is calculated on a settlement basis and includes commission.

                  (3) On May 30, 2003, the Company announced a one million share common stock repurchase program with no expiration date. This repurchase authorization was completed on February 25, 2004. On February 27, 2004, the Company announced a two million share common stock repurchase program with no expiration date. Subsequent to quarter end on May 28, 2004, the Company announced a two million share common stock repurchase program with no expiration date.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) See Exhibit Index immediately following the signature page hereto.

                  (b) Current Reports on Form 8-K during the quarter for which this report is filed:

                           Form 8-K filed February 19, 2004, reporting under Items 9 and 12 the issuance of a press release announcing the Company's 2004 second fiscal quarter earnings, current sales trends and earnings guidance for the third fiscal quarter of 2004 and the remainder of fiscal year 2004.

                           Form 8-K filed February 27, 2004, reporting under
                           Item 5 the Board of Directors' authorization to repurchase up to 2 million shares of the Company's common stock.

                           Form 8-K filed March 18, 2004, reporting under Item 9 the issuance of a press release announcing the Company's fiscal 2004 third quarter-to-date sales trends and updating earnings guidance for the third quarter and the remainder of fiscal 2004.

                           Form 8-K filed March 26, 2004, reporting under Item 9 the issuance of a press release announcing the declaration of the Company's $0.11 per share quarterly dividend.

                           Form 8-K filed April 15, 2004, reporting under Item 9 the issuance of a press release announcing the Company's fiscal 2004 third quarter-to-date sales trends and updating earnings guidance for the third quarter and the remainder of fiscal 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date: 6/2/04              By  /s/Lawrence E. White
      ------                  -------------------------------------------------

                              Lawrence E. White, Senior Vice President, Finance
                               and Chief Financial Officer



Date: 6/2/04              By /s/Patrick A. Scruggs
      ------                 --------------------------------------------------
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