Form 10-K
period 2004-07-30
CBRL GROUP INC
filed 2004-09-28
CIK 1067294

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 30, 2004

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to __________
                                    ----------               ----------

                             Commission file number
                                    000-25225

                                 ---------------------


                                CBRL GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Tennessee                                            62-1749513
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

305 Hartmann Drive, P.O. Box 787                               37088-0787
Lebanon, Tennessee                                             (Zip code)
(Address of principal executive offices)


       Registrant's telephone number, including area code: (615) 443-9869

                                 ----------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                      None


           Securities registered pursuant to Section 12(g of the Act:

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

The aggregate market value of voting stock held by nonaffiliates of the registrant, by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter which ended January 30, 2004, was $1,855,515,626. For purposes of this computation, all directors, executive officers and 10% beneficial owners of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

As of September 24, 2004, there were 48,859,733 shares of common stock outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Document from which Portions                               Part of Form 10-K
are Incorporated by Reference                           into which incorporated
-----------------------------                           -----------------------

1.   Annual Report to Shareholders                             Part II
     for the fiscal year ended
     July 30, 2004 (the "2004 Annual Report")
2.   Proxy Statement for Annual                                Part III
     Meeting of Shareholders to be held
     November 23, 2004
     (the "2004 Proxy Statement")

                                     PART I
                                                                          PAGE

ITEM 1.  BUSINESS                                                            5
ITEM 2.  PROPERTIES                                                         15
ITEM 3.  LEGAL PROCEEDINGS                                                  17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES      20
ITEM 6.  SELECTED FINANCIAL DATA                                            20
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          20
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         20
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        20
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                20
ITEM 9A. CONTROLS AND PROCEDURES                                            20
ITEM 9B. OTHER INFORMATION                                                  21


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 22
ITEM 11. EXECUTIVE COMPENSATION                                             22
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                     22
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     22
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                             22


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                         23

SIGNATURES                                                                  24

     Except for specific historical information, the matters discussed in this Form 10-K, as well as the 2004 Annual Report that is incorporated herein by reference, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of CBRL Group, Inc. to differ materially from those expressed or implied by those statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions," "target," "guidance," "outlook," "plans," "projection," "may," "will," "would," "expect," "intend," "estimate," "anticipate," "believe," "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting (including but not limited to, accounting for convertible debt under Emerging Issues Task Force ("EITF") Issue Abstract No. 04-08), tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; the effects of uncertain consumer confidence or general or regional economic weakness on sales and customer travel activity; the ability of the Company to identify, acquire and sell successful new lines of retail merchandise; commodity and utility price changes; workers' compensation and group health costs and liabilities; consumer behavior based on concerns over nutritional or safety aspects of the Company's products or restaurant food in general; competitive marketing and operational initiatives; the effects of plans intended to improve operational execution and performance; the actual results of pending or threatened litigation or governmental investigations or charges and the costs and effects of negative publicity associated with these activities; practical or psychological effects of terrorist acts or war and military or government responses; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; disruptions to the Company's restaurant or retail supply chain; changes in foreign exchange rates affecting the Company's future retail inventory purchases; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; changes in accounting principles generally accepted in the United States of America or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; increases in construction costs; changes in interest rates affecting the Company's financing costs; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases, and other communications. References to years (e.g. "2004") are to the Company's fiscal year unless otherwise specified.


                                                               PART I

ITEM 1. BUSINESS

OVERVIEW
     CBRL Group, Inc. (the "Company") is a holding company that, through certain subsidiaries, is engaged in the operation and development of the Cracker Barrel Old Country Store(R) and Logan's Roadhouse(R) restaurant and retail concepts. The Company was organized under the laws of the state of Tennessee in August 1998 and maintains an Internet website at http://www.cbrlgroup.com. We make available free of charge on or through our Internet website our periodic and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

CONCEPTS

Cracker Barrel Old Country Store
--------------------------------

     Cracker Barrel Old Country Store, Inc. ("Cracker Barrel"), headquartered in Lebanon, Tennessee, through its various affiliates, as of September 28, 2004, operates 506 full-service "country store" restaurants and gift shops, which are located in 41 states. Cracker Barrel stores are intended to appeal to both the traveler and the local customer and consistently have been a consumer favorite. Cracker Barrel was ranked as the top family dining chain for the 14th consecutive year in the 2004 Restaurants & Institutions magazine "Choice in Chains" annual consumer survey. Also, in J. D. Power and Associates' inaugural study of customer satisfaction in the restaurant industry, Cracker Barrel scored the highest among family dining chains in overall customer satisfaction in its core market regions and the second highest in those regions among all family and casual dining chains. Additionally, Cracker Barrel was named "Chain of the Year" by Restaurant Hospitality magazine in its August 2003 issue. Except for Christmas day, when they are closed, and Christmas Eve when they close at 2:00 p.m., Cracker Barrel restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays) and feature home style country cooking from Cracker Barrel's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits among other items. The restaurants do not serve alcoholic beverages. The stores are constructed in a trademarked rustic, old country store design with a separate retail area offering a wide variety of decorative and functional items featuring rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods, including various old fashioned candies and jellies among other things. Cracker Barrel offers items for sale in the retail store that are also featured on, or related to, the restaurant menu, such as pies or cornbread and pancake mixes. A typical store will offer approximately 2,500-3,000 stock-keeping units (SKU's) for sale. The Company believes that Cracker Barrel achieves high retail (over $470 of retail selling space annually) sales per square foot both by offering interesting merchandise and by having a significant source of retail customers from its high volume of restaurant customers, an average of over 8,000 per week in an average store. Additionally, Cracker Barrel offers gift cards and selected merchandise at an online store accessible on the Internet at http://www.crackerbarrel.com.
     Stores primarily are located along interstate highways; however, 65 stores are located near "tourist destinations" or are considered "off-interstate" stores. In 2005, Cracker Barrel intends to open up to 88% of its new stores along interstate highways as compared to approximately 75% in 2004. The Company believes that it should focus primarily on available interstate locations where Cracker Barrel generates the greatest brand awareness. Off-interstate locations are expected to represent a meaningful part of Cracker Barrel's future efforts to expand the brand. The Company has identified approximately 500 potential trade areas with characteristics that appear to be consistent with those believed to be necessary to support a successful Cracker Barrel unit.

Logan's Roadhouse
-----------------

     Logan's Roadhouse, Inc. ("Logan's"), headquartered in Nashville, Tennessee, through its various affiliates, as of September 28, 2004, in 18 states operates 113 Logan's restaurants and franchises an additional 20 Logan's restaurants. The Logan's concept is designed to appeal to a broad range of customers by offering generous portions of moderately-priced, high quality food in a very casual, relaxed dining environment that is lively and entertaining. Logan's restaurants feature steaks, ribs, chicken, seafood dishes and combinations among other items served in a distinctive atmosphere reminiscent of an American roadhouse of the 1930s and 1940s. The restaurants are open seven days a week, except for Thanksgiving and Christmas days, for lunch and dinner, and offer full bar service. Logan's serves lunch and dinner between the hours of 11:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays). The Logan's menu is designed to appeal to a wide variety of tastes, and emphasizes extra-aged, hand-cut on-premises, USDA choice steaks, and signature dishes such as baked sweet potatoes and made-from-scratch yeast rolls. The fun atmosphere is enhanced by display cooking of grilled items and buckets of complimentary roasted in-shell peanuts on every table, which guests are encouraged to enjoy and let the shells fall on the floor. Alcoholic beverages represented less than 9% of Logan's net sales in 2004.

OPERATIONS

Cracker Barrel Old Country Store
--------------------------------

     Store Format: The format of Cracker Barrel stores consists of a trademarked rustic, old country-store style building. All stores are freestanding buildings. Store interiors are subdivided into a dining room consisting of approximately 30% of the total interior store space, and a retail shop consisting of approximately 22% of such space, with the balance primarily consisting of kitchen, storage and training areas. All stores have stone fireplaces, which burn wood except where not permitted. All are decorated with antique-style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in original old country stores. The front porch of each store features a row of the signature Cracker Barrel rocking chairs that are used by guests waiting for a table and are sold in the retail shop. The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

     Products: Cracker Barrel's restaurant operations, which generated approximately 76% of Cracker Barrel's total revenue in 2004, offer home-style country cooking featuring Cracker Barrel's own recipes emphasizing authenticity and quality. The restaurants offer breakfast, lunch and dinner from a moderately priced menu. Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, including gravy and biscuits and country ham and biscuits. Prices for a breakfast meal range from $2.29 to $8.29, and the breakfast day-part (until 11:00 a.m.) accounted for approximately 22% of restaurant sales in 2004. Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens. Lunch (11:00 a.m. to 4:00 p.m.) and dinner (4:00 p.m. to close) day-parts reflected approximately 36% and 42% of restaurant sales, respectively, in 2004. The Company also periodically features new items as off-menu specials to enhance customer interest and identify potential future additions to the menu. Lunches and dinners range in price from $3.19 to $12.99. In 2004, Cracker Barrel introduced a new menu featuring several new products, including daily dinner features that showcase a popular dinner entree for each day of the week and a low-carbohydrate section on both its breakfast and lunch/dinner menus. The average check per guest for fiscal 2004 was $7.68. Cracker Barrel from time to time adjusts its prices. A price increase of approximately 1.7% was instituted in January 2004.

     The retail operations, which generated approximately 24% of Cracker Barrel's total revenue in 2004, offer a wide variety of decorative and functional items such as rocking chairs, holiday gifts and toys, apparel, cast iron cookware, old-fashioned crockery, handcrafted figurines, a book-on-audio saleandexchange program and various other gift items, as well as various candies, preserves, syrups and other food items. Many of the candy items, jellies and jams, along with other high quality products, are sold under the "Cracker Barrel Old Country Store" brand name. Cracker Barrel sometimes offers items for sale in the retail store that are also featured on, or related to, the restaurant menu, such as pies or cornbread and pancake mixes. The Company believes that Cracker Barrel achieves high retail (over $470 of retail selling space annually) sales per square foot both by offering interesting merchandise and by having a significant source of retail customers from the high volume of restaurant customers, an average of over 8,000 per week in a typical store. More than 99% of sales in the retail shop are to customers who also are guests in the restaurant.

     Product Development and Merchandising: Cracker Barrel maintains a product development department, which develops new and improved menu items in response either to shifts in customer preferences or to create customer interest. Cracker Barrel merchandising specialists are involved on a continuing basis in selecting and positioning merchandise in the retail shop with an overall nostalgic theme targeted to appeal to travelers. Cracker Barrel introduced the first editions of the proprietary "American Music Legends" series of CD's featuring music stars from Elvis, to Patsy Cline, to Louis Armstrong and other music celebrities in the spring of 2004. This new introduction is in addition to its existing first editions of proprietary "Heritage Music" CDs featuring various styles of traditional American music from bluegrass, to blues, to Cajun, to gospel and other styles. Management believes that Cracker Barrel has adequate flexibility to meet future shifts in consumer preference on a timely basis, although there can be no assurance that all of its merchandise selections will be successful. Coordinated seasonal promotions are used regularly in the restaurants and retail shops.

     Store Management and Quality Controls: Cracker Barrel store management typically consists of a general manager, four associate managers and a retail manager, who are responsible for an average of 107 employees on two shifts. The relative complexity of operating a Cracker Barrel store requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational performance, Cracker Barrel maintains a bonus plan designed to provide store management with an opportunity to share in the profits of their store. Additionally, Cracker Barrel has a supplemental bonus plan, providing managers an opportunity to earn additional bonus amounts based on achieving specific operational targets. To assure that individual stores are operated at a high level of quality, Cracker Barrel emphasizes the selection and training of store managers. It also employs district managers to support individual store managers and regional vice presidents to support individual district managers. Each district manager's individual span of control typically is seven to eight individual restaurants, and regional vice presidents support eight to ten district managers. Each store is assigned to both a restaurant and a retail district manager and each district is assigned to both a restaurant and a retail regional vice president. The various levels of restaurant and retail management work closely together.

     The  store  management  recruiting  and  training  program  begins  with an evaluation and screening process. In addition to multiple interviews and background and experience verification, Cracker Barrel conducts testing designed to identify those applicants most likely to be best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of eight weeks of in-store training and three weeks of training at Cracker Barrel's corporate facilities. This program allows new managers the opportunity to become familiar with Cracker Barrel operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility. Cracker Barrel provides its managers and hourly employees with ongoing training through its various development courses taught through a blended learning approach, including hands-on training, written and Internet-based training. During 2004, the Company completed installing training computers in all stores and fully implemented the Internet-based computer-assisted instruction program used to train both hourly and management staff consistently at all locations. Additionally, each store has an employee training coordinator who is dedicated to training hourly employees in the store through the various training methods mentioned above.

     Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to specification, price and other material terms of most food purchases. Cracker Barrel is a party to a prime vendor contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; and Ft. Mill, South Carolina. In June 2003 this vendor's contract was renewed through 2007 with no price increase from 2002 pricing until 2005. The contract does provide for fuel cost adjustments under certain conditions. The contract will remain in effect until both parties mutually modify it in writing or until terminated by either Cracker Barrel or the distributor upon 180 days written notice to the other party. Cracker Barrel purchases the majority of its food products and restaurant supplies on a cost-plus basis through its unaffiliated distributor. The distributor is responsible for placing food orders and warehousing and delivering food products to Cracker Barrel's stores. Deliveries generally are made once per week to the individual stores. Certain perishable food items are purchased locally by Cracker Barrel stores.

     Four food categories (dairy, including eggs, beef, pork and poultry) account for the largest shares of Cracker Barrel's food purchasing expense at approximately 15%, 14%, 13% and 11%, respectively, but each category does include several individual items. The single food item within these categories accounting for the largest share of Cracker Barrel's food purchasing expense was chicken tenderloin at approximately 7% of food purchases in 2004. Cracker Barrel presently purchases its beef through six vendors, pork through eight vendors, and poultry through eight vendors. Cracker Barrel purchases its chicken tenderloin through two vendors. Dairy and eggs are purchased through numerous vendors including local vendors. Should any food items from these vendors become unavailable, management believes that these food items could be obtained in sufficient quantities from other sources at competitive prices.

     The majority of retail items (approximately 69% in 2004) are centrally purchased directly by Cracker Barrel from domestic and international vendors and warehoused at the Company's owned Lebanon distribution center. Approximately 35% of Cracker Barrel's retail purchases in 2004 were directly from the People's Republic of China, and the Company believes that other of its retail merchandise vendors may also make such purchases of items sold to Cracker Barrel. The distribution center fulfills retail item orders generated by Cracker Barrel's automated replenishment system and generally ships the retail orders once a week to the individual stores. Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly from Cracker Barrel's vendors to its stores. The distribution center is a 367,200 square foot warehouse facility with 36 foot ceilings and 170 bays, and includes an additional 13,800 square feet of office and maintenance space. The facility originally was built in 1993 and expanded in 1996. On occasion, other facilities have been used for seasonal or temporary storage.

     Cost and Inventory Controls: Cracker Barrel's computer systems and various analysis tools are used to evaluate store operating information and provide management with reports to determine if any unusual variances in food costs, labor costs or operating expenses have occurred. Management also monitors individual store restaurant and retail sales on a daily basis and closely monitors sales mix, sales trends, operational costs and inventory levels. The information generated by the computer systems, analysis tools and monitoring processes are used to manage the operations of the store, replenish retail inventory levels and to facilitate retail purchasing decisions. These systems and processes also are used in the development of forecasts, budget analyses, and planning.

     Guest Satisfaction: Cracker Barrel is committed to providing its guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment, in a way that evokes memories of the past. Cracker Barrel's commitment to offering guests a quality experience begins with its employees. Its mission statement, "Pleasing People", means all people, guests and employees alike, and the Company's employees are trained and reinforced on the importance of that mission in a culture of mutual respect. Cracker Barrel also is committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality. Through the regular use of guest surveys and store visits by its district managers and regional vice presidents, management receives valuable feedback, which it uses in its ongoing efforts to improve the stores and to demonstrate Cracker Barrel's continuing commitment to pleasing its guests. Cracker Barrel also has for many years had a guest relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up. Cracker Barrel has public notices in its menus, on its website and posted in its restaurants informing customers and employees about how to contact Cracker Barrel by Internet or toll-free telephone number with questions, complaints or concerns regarding services or products. Cracker Barrel conducts training in how to gather information and investigate and resolve all customer concerns. This is accompanied by comprehensive training for all store employees on Cracker Barrel's public accommodations policy and its commitment to "pleasing people." In fiscal year 2005, the Company will implement an anonymous, unannounced, third-party store testing program, to ensure compliance with its guest satisfaction policies and commitments. In 2005, Cracker Barrel intends to introduce an improved interactive voice response ("IVR") system to monitor all stores on a monthly basis. Cracker Barrel has used an IVR system in the past to monitor the performance of new restaurants and to provide insight into the performance of poorer performing stores. The use of the IVR system will be extended to provide information in a highly objective and consistent manner in order for management to take appropriate action.

     Marketing: Outdoor advertising (i.e., billboards and state department of transportation signs) is the primary advertising medium utilized to reach consumers in the primary trade area for each Cracker Barrel store and also to reach interstate travelers and tourists. Outdoor advertising accounted for approximately 60% of advertising expenditures, with approximately 1,730 billboards as of the end of 2004, of which 230 billboards were gratis to help celebrate the Company's 35th anniversary. In recent years Cracker Barrel has utilized other types of media, such as radio and print, in its core markets to maintain customer awareness, and outside of its core markets to increase name awareness and to build brand loyalty. Cracker Barrel defines its core markets based on geographic location, longevity in the market and name awareness in each market. Cracker Barrel plans to maintain its overall advertising spending at approximately 2% of Cracker Barrel's revenues in 2005, as it has since 2000. Outdoor advertising should continue to represent approximately 60% of advertising expenditures in 2005. New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume, after which time a full marketing plan may be implemented.

Logan's Roadhouse
-----------------

     Store Format: Logan's restaurants generally are constructed of rough-hewn cedar siding in combination with bands of corrugated metal outlined in red neon. Interiors are decorated with murals and other artifacts depicting scenes or billboard advertisements reminiscent of American roadhouses of the 1930s and 1940s, concrete and wooden planked floors and neon signs. The lively, upbeat, friendly, relaxed atmosphere seeks to appeal to families, couples, single adults and business persons. The restaurants feature display cooking and an old-fashioned meat counter displaying ribs and hand-cut USDA choice steaks, and also include a spacious, comfortable bar area. While dining or waiting for a table, guests may eat complimentary roasted in-shell peanuts and toss the shells on the floor. In the waiting area they also may watch as cooks prepare steaks and other entrees on gas-fired mesquite grills. Many of the restaurants feature a complimentary Wurlitzer(R) jukebox in the waiting or bar area. All of these features are intended to emphasize a relaxed, roadhouse-type environment. Logan's is in the process of developing and designing a new prototype restaurant that it expects to test with an opening in late 2005 or early 2006 and regularly sometime thereafter.

     Products: Logan's restaurants offer a wide variety of items designed to appeal to a broad range of consumer tastes. Specialty appetizers include hot wings "Roadhouse-style", baby back rib baskets and "Roadhouse" nachos. The Logan's dinner menu features an assortment of specially seasoned USDA choice steaks, extra-aged, and cut by hand on premises. Guests also may choose from slow-cooked baby back ribs, seafood, mesquite-grilled shrimp, mesquite-grilled pork chops, grilled chicken and an assortment of hamburgers, salads and sandwiches. All dinner entrees include dinner salad, made-from-scratch yeast rolls and a choice of brown sugar and cinnamon sweet potato, baked potato, mashed potatoes, steamed vegetables, fries or other side items at no additional cost. Less than 9% of Logan's net sales in 2004 were from alcoholic beverages. In 2004, Logan's introduced a happy hour in most of its restaurants to increase the incidence of alcohol sales. The happy hour was introduced with continued emphasis on responsible alcohol service through training and operational standards. Logan's express lunch menu provides specially priced items to be served in less than 15 minutes. All lunch salads are served with made-from-scratch yeast rolls, and all lunch sandwiches are served with home-style potato chips at no additional cost. In 2004, lunch and dinner accounted for approximately 35% and 65% of Logan's sales, respectively. Prices range from $4.99 to $8.99 for lunch items and from $5.59 to $18.99 for dinner entrees. Logan's generally targets to achieve value parity or advantage relative to key competitors, especially on comparable menu items. The average check per customer for 2004 was $11.85, including alcoholic beverages. A price increase of 0.2% was instituted on September 15, 2003, which affected only soft drinks. An increase of 0.5% was instituted on October 27, 2003 and an increase of 2.3% was also instituted on May 3, 2004.

     Product Development: In 2004, Logan's hired its first full-time senior director of food and beverage development to increase its focus on enhancing and developing the brand through improved and appealing product offerings. Logan's tests various new products in an effort to obtain the highest quality products possible and to be responsive to changing customer tastes. In order to maximize operating efficiencies and provide the freshest ingredients for its food products, purchasing decisions are made by Logan's corporate management. Management believes that Logan's has adequate flexibility to meet future shifts in consumer preference on a timely basis.

     Restaurant Management and Quality Controls: Logan's restaurant management typically consists of a general manager, one kitchen manager and three to four assistant managers who are responsible for approximately 78 hourly employees. Each restaurant employs a skilled meat-cutter to cut steaks from USDA choice beef. The general manager of each restaurant is responsible for the day-to-day operations of the restaurant, including maintaining high standards of quality and performance established by Logan's corporate management. The relative complexity of operating a Logan's restaurant requires an effective management team at the individual restaurant level. As a motivation to restaurant managers to increase revenues and operational performance, Logan's maintains a bonus plan that rewards managers for achieving sales and profit targets as well as key operating cost measures. Logan's expects to increase the emphasis on overall financial performance for its managers in 2005. Logan's restaurant management teams typically are comprised of one to two persons who were promoted into management positions from non-management positions and two to three managers with previous management experience. To assure that individual restaurants are operated at high standards of quality, Logan's has regional managers to support individual restaurant managers and three regional vice presidents and a senior vice president of operations to support individual regional managers. Each regional manager supports 4 to 6 individual restaurants, and each regional vice president supports 7 to 8 regional managers. Through regular visits to the restaurants, the senior vice president of operations, the regional vice presidents, the regional managers and other senior management ensure that the Logan's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

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

     Purchasing and Distribution: Logan's strives to obtain consistent quality items at competitive prices from reliable sources. Logan's negotiates directly with food vendors as to specifications, price and other material terms of most food purchases. Where applicable, Logan's works with the purchasing function at Cracker Barrel to seek possible synergies from combined activities. Logan's purchases the majority of its food products and restaurant supplies on a cost-plus basis through the same unaffiliated distributor that is used by Cracker Barrel. The distributor is responsible for placing food orders and warehousing and delivering food products for Logan's restaurants. Certain perishable food items are purchased locally by the restaurants.

     The single food item accounting for the largest share (approximately 35%) of Logan's food cost is beef. Steaks are hand-cut on the premises, in contrast to many in the restaurant industry that purchase pre-portioned steaks. Logan's presently purchases its beef through one supply contract. Should any beef items from this supplier become unavailable for any reason, management believes that such items could be obtained in sufficient quantities from other sources at competitive prices.

     Cost and Inventory Controls: Management closely monitors sales, product costs and labor at each of its restaurants. Daily sales and weekly restaurant operating results are analyzed by management to detect trends at each location, and negative trends are addressed promptly. Financial controls are maintained through management of an accounting and information management system that is implemented at the restaurant level. Administrative and management staff prepares daily reports of sales, labor and customer counts. On a weekly basis, condensed operating statements are compiled by the accounting department and provide management a detailed analysis of sales, product and labor costs, with a comparison to budget and prior year performance. These systems also are used in the development of budget analyses and planning.

     Guest Satisfaction: Logan's is committed to providing its guests prompt, friendly, efficient service, keeping table-to-server ratios low and staffing each restaurant with an experienced management team to ensure attentive guest service and consistent food quality. Through the regular use of marketing research, guest feedback to the managers while in the restaurant and an outsourced "secret shoppers" program, management receives valuable feedback, which it uses to improve restaurants and demonstrate a continuing interest in guest satisfaction. Management frequently evaluates new technology and advanced methods of studying and enhancing guest satisfaction on an ongoing basis.

     Marketing: Logan's employs an advertising and marketing strategy designed to establish and maintain a high level of name recognition and to attract new customers. Logan's primarily uses radio advertising in selected markets. Management's goal is to develop a greater number of restaurants in certain markets to support and enhance the cost-efficient use of television, radio and outdoor advertising. In past years Logan's has spent approximately 1.3% to 1.4% of revenues on advertising and expects to do so in 2005 even though it only spent 0.5% in 2004. With changes in Logan's management during 2004 and the resulting refocus of management priorities on improving the brand and clarifying the media message, Logan's accordingly reduced its advertising spending. Logan's also engages in a variety of promotional activities, such as contributing time, money and complimentary meals to charitable, civic and cultural programs, in order to increase public awareness of Logan's restaurants. Logan's also has certain relationships with the National Football League's Tennessee Titans, including two concession facilities (named "Logan's Landing") inside the Nashville, Tennessee Coliseum and various promotions during and around the games as well as other events, such as home football games for Tennessee State University. Additionally, Logan's roasted in-shell peanuts are sold at the Gaylord Entertainment Center, home of the Nashville Predators of the National Hockey League.

     Franchising: Prior to the Company acquiring Logan's Roadhouse, Inc., Logan's entered into certain area development agreements and accompanying franchise agreements. Two franchisees operate 20 Logan's restaurants in 4 states, and have rights under the existing agreements, subject to development terms, conditions and timing requirements, to open up to 18 additional locations in those same states plus parts of Oregon. Certain of the agreements provide for the possible acquisition of the franchise locations by Logan's under specified terms. Management is not currently planning any other franchising opportunities in the near future beyond the current development agreements, although Logan's believes additional franchising could become an opportunity in the future. Logan's offers no financing, financial guarantees or other financial assistance to its franchisees and has no ownership interest in any franchisee properties or assets.

UNIT DEVELOPMENT

     Cracker Barrel opened 24 new stores in 2004. Cracker Barrel plans to open 25 new stores during 2005, two of which already are open as of September 28, 2004.

     Logan's opened 11 new company-operated restaurants and four franchised restaurants in 2004. Logan's plans to open 18 new company-operated restaurants and five franchised restaurants during 2005. Six of the planned company-operated restaurants already are open as of September 28, 2004.

     Of the 506 Cracker Barrel stores open as of September 28, 2004, the Company owns 365, while the other 141 properties are either ground leases or ground and building leases. The current Cracker Barrel store prototype is approximately 10,000 square feet including approximately 2,200 square feet in the retail selling space. The prototype has 194 seats in the restaurant.

     Of the 133 Logan's restaurants open as of September 28, 2004, 20 are franchised restaurants. Of the remaining 113 Logan's restaurants, 58 are owned and 55 are ground leases. The current Logan's restaurant prototype is approximately 8,023 square feet with 286 seats, including 24 seats at the bar. Logan's is in the process of developing and designing a new prototype restaurant that it expects to test with an opening in late 2005 or early 2006 and regularly sometime thereafter.

EMPLOYEES

     As of July 30, 2004, CBRL Group, Inc. employed 30 people, of whom 12 were in advisory and supervisory capacities and 7 were officers of the Company. Cracker Barrel employed approximately 60,000 people, of whom 463 were in advisory and supervisory capacities, 3,033 were in store management positions and 36 were officers. Logan's employed approximately 9,200 people, of whom 79 were in advisory and supervisory capacities, 603 were in restaurant management positions and 6 were officers. Many of the restaurant personnel are employed on a part-time basis. Competition for and availability of qualified new employees has always been difficult, contributing to increases in store labor expenses, but general economic and labor market conditions have been relatively soft in recent quarters, contributing to less wage pressure than in prior years. None of the employees of the Company or its subsidiaries are represented by any union, and management considers its employee relations to be good.

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

     There are many restaurant companies catering to the public, some of which are substantially larger and have greater financial and marketing resources than those of either Cracker Barrel or Logan's, and which compete directly and indirectly in all areas in which either Cracker Barrel or Logan's operates.

TRADEMARKS

     Cracker Barrel and Logan's deem the trademarks owned by them or their affiliates to be of substantial value. Their policy is to obtain federal registration of their trademarks and other intellectual property whenever possible and to pursue vigorously any infringement of trademarks.

RESEARCH AND DEVELOPMENT

     While research and development are important to the Company, these expenditures have not been material due to the nature of the restaurant and retail industry.

SEASONAL ASPECTS

     Historically the profits of the Company have been lower in the first three fiscal quarters and highest in the fourth fiscal quarter, which includes much of the summer vacation and travel season. Management attributes these variations primarily to the increase in interstate tourist traffic and propensity to dine out during the summer months, whereas after the school year begins and as the winter months approach, there is a decrease in interstate tourist traffic and less of a tendency to dine out due to inclement weather. The Company's retail sales historically have been highest in the Company's second fiscal quarter, which includes the Christmas holiday shopping season.

SEGMENT REPORTING

     The  Company  has  one  reportable  segment.  See  Notes  2  and  8 to  the consolidated financial statements contained in the 2004 Annual Report incorporated by reference in Part II of this Annual Report on Form 10-K for more information on segment reporting.

WORKING CAPITAL

     In the restaurant industry, substantially all sales transactions occur either in cash or by third-party credit card. Like most other restaurant companies, the Company is able to, and may often, operate with a working capital deficit. Restaurant inventories purchased through the Company's principal food distributor now are on terms of net zero days, while restaurant inventories purchased locally generally are financed through normal trade credit. Because of its retail operations, which have a lower product turnover than the restaurant business, the Company carries larger inventories than many other companies in the restaurant industry. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid product turnover of the restaurant inventory. Employee compensation and benefits payable generally may be related to weekly, bi-weekly or semi-monthly pay cycles, and many other operating expenses have normal trade terms.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located on approximately 10 acres of land owned by Cracker Barrel in Lebanon, Tennessee. The Company utilizes 10,000 square feet of office space for its corporate headquarters.

     The Cracker Barrel corporate headquarters and warehouse facilities are located on approximately 120 acres of land owned by Cracker Barrel in Lebanon, Tennessee. Cracker Barrel utilizes approximately 110,000 square feet of office space for its corporate headquarters and decorative fixtures warehouse. Cracker Barrel also utilizes 367,200 square feet of warehouse facilities and an additional 13,800 square feet of office and maintenance space for its retail distribution center.

     The Logan's  corporate  headquarters  and training  facility are located in
approximately  25,000  and  6,000  square  feet,  respectively,   in  Nashville,
Tennessee, under two leases, both of which expire on April 1, 2010.

     Cracker Barrel owns and operates a motel in Lebanon, Tennessee which is used for housing its management trainees when they are in the classroom portion of their training, and which also serves the general public.

     In addition to the various corporate facilities, 33 properties owned or leased for future development, motel, and 6 parcels of excess real property and improvements including one leased property, which the Company intends to dispose of, Cracker Barrel and Logan's own or lease the following store properties as of September 28, 2004:


State                       Cracker Barrel        Logan's         Combined
-----                       --------------     -------------    -------------
                             Owned  Leased     Owned  Leased    Owned  Leased
                             -----  ------     -----  ------    -----  ------

Tennessee                      33     12         12      4        45     16
Florida                        39     11          4      2        43     13
Texas                          23      4          9     11        32     15
Georgia                        26      8          7      3        33     11
Indiana                        20      5          6      4        26      9
Ohio                           22      9          1      2        23     11
Alabama                        14      8          6      5        20     13
Kentucky                       17      9          -      5        17     14
Michigan                       14      3          2     10        16     13
North Carolina                 20      7          -      -        20      7
Virginia                       15      3          6      1        21      4
Illinois                       21      1          -      -        21      1
Pennsylvania                    8     10          -      -         8     10
South Carolina                 11      6          -      -        11      6
Missouri                       12      3          -      1        12      4
Mississippi                     8      3          1      3         9      6
Louisiana                       7      2          3      2        10      4
Arkansas                        4      6          1      1         5      7
Arizona                         2      7          -      -         2      7
West Virginia                   3      5          -      1         3      6
New York                        7      1          -      -         7      1
New Jersey                      2      4          -      -         2      4
Oklahoma                        4      2          -      -         4      2
Kansas                          4      1          -      -         4      1
Wisconsin                       5      -          -      -         5      -
Colorado                        3      1          -      -         3      1
Massachusetts                   -      4          -      -         -      4
Maryland                        3      1          -      -         3      1
Iowa                            3      -          -      -         3      -
New Mexico                      2      1          -      -         2      1
Utah                            3      -          -      -         3      -
Connecticut                     1      1          -      -         1      1
Minnesota                       2      -          -      -         2      -
Montana                         2      -          -      -         2      -
Nebraska                        1      1          -      -         1      1
Delaware                        -      1          -      -         -      1
Idaho                           1      -          -      -         1      -
New Hampshire                   1      -          -      -         1      -
North Dakota                    1      -          -      -         1      -
Rhode Island                    -      1          -      -         -      1
South Dakota                    1      -          -      -         1      -

Total                         365    141         58     55       423    196

     See "Business-Operations" and "Business-Expansion" in Item I of this Annual Report on Form 10-K for additional information on the Company's and its subsidiaries' properties.

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

     Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2004 and filed with the SEC on June 2, 2004 is incorporated herein by this reference.

     Item 7.01 of the Company's Current Report on Form 8-K filed with the Commission on September 9, 2004 is incorporated herein by this reference.

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

Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company, as of September 28, 2004:

Name                            Age         Position with Registrant
----                            ---         ------------------------

Dan W. Evins                     69         Chairman of the Board

Michael A. Woodhouse             59         President & Chief Executive Officer

Lawrence E. White                54         Senior Vice President, Finance
                                            & Chief Financial Officer

James F. Blackstock              57         Senior Vice President,
                                            General Counsel and Secretary

Norman J. Hill                   62         Senior Vice President, Human
                                            Resources

Patrick A. Scruggs               40         Vice President, Accounting and Tax,
                                            & Chief Accounting Officer

Donald M. Turner                 56         President and Chief Operating
                                            Officer of Cracker Barrel Old
                                            Country Store, Inc.

Cyril J. Taylor                  50         Executive Vice President of Cracker
                                            Barrel Old Country Store, Inc.

David L. Gilbert                 47         Chief Administrative Officer of
                                            Cracker Barrel Old Country
                                            Store, Inc.

G. Thomas Vogel                  40         President and Chief Operating
                                            Officer of Logan's Roadhouse, Inc.

     The following information summarizes the business experience of each executive officer of the Company for at least the past five years:

     Prior to his employment with the Company in January 1999, Mr. Evins was Chairman of the Board and Chief Executive Officer ("CEO") of Cracker Barrel since its founding in 1969. He continued to serve as CEO of Cracker Barrel until August 2001. Mr. Evins has 35 years of experience in the restaurant and retail industries.

     Prior to his employment with the Company in January 1999, Mr. Woodhouse was Senior Vice President of Finance and Chief Financial Officer ("CFO") of Cracker Barrel since December 1995. Mr. Woodhouse served the Company as Senior Vice President of Finance and CFO from January 1999 to July 1999, as Executive Vice President and Chief Operating Officer ("COO") from August 1999 until July 2000 and then as President and COO from August 2000 until July 2001 when he assumed his current positions. Mr. Woodhouse has 20 years of experience in the restaurant industry and 12 years of experience in the retail industry.

     Prior to his employment with the Company in September 1999, Mr. White was Executive Vice President and Chief Financial Officer of Boston Chicken, Inc. from 1998 to 1999, where he was part of a new management team brought in for an operational and financial turnaround. Mr. White has 17 years of experience in the restaurant industry and 5 years of experience in the retail industry.

     Mr. Blackstock served the Company as Vice President, General Counsel and Secretary from January 1999 to February 2000 when he was promoted to Senior Vice President. Prior to his employment with the Company in January 1999, Mr. Blackstock was Vice President, General Counsel and Secretary of Cracker Barrel from June 1997 until January 1999. Mr. Blackstock has 11 years of experience in the restaurant and retail industries.

     Prior to his employment with the Company in January 2002, Mr. Hill was Senior Vice President of Human Resources for Cracker Barrel from October 1996. Mr. Hill has 25 years of experience in the restaurant industry and 8 years of experience in the retail industry.

     Prior to his employment with the Company in January 1999, Mr. Scruggs was employed by Cracker Barrel since April 1989. Mr. Scruggs has served as Assistant Treasurer of Cracker Barrel since August 1993. Mr. Scruggs has 15 years of experience in the restaurant and retail industries.

     Mr. Turner returned to Cracker Barrel in December 1999, serving as Executive Vice President and Chief Operations Officer until his promotion to President and Chief Operating Officer in August 2001. Prior to his return to Cracker Barrel in November 1999, Mr. Turner was retired. Mr. Turner retired from Cracker Barrel as Senior Vice President and Chief Operations Officer in 1993, prior to which he served in various capacities since 1976. Mr. Turner has 23 years of experience in the restaurant industry and 25 years of experience in the retail industry.

     Mr. Taylor started his career with Cracker Barrel in 1978 as a Restaurant Management Trainee and has regularly been promoted to positions of increasing responsibility and authority, becoming Senior Vice President of Operations in July of 2003. Prior to becoming Senior Vice President of Operations, Mr. Taylor was Senior Vice President of Restaurant Operations from August of 2002 to July of 2003, Divisional Vice President of Restaurant Operations from August of 2000 to July of 2002 and Vice President of Operations Administration from August 1999 to July 2000. Mr. Taylor has 26 years of experience in the restaurant and retail industries.

     Prior to his employment with Cracker Barrel in July 2001, Mr. Gilbert was employed by Shoney's Inc. as its Executive Vice President and Chief
Administrative Officer from January 1999 to July 2001 and its Senior Vice President of Real Estate from January 1998 to January 1999. Mr. Gilbert has 26 years of experience in the restaurant industry and 3 years of experience in the retail industry.

     Prior to his employment with Logan's in August 2003, Mr. Vogel was with Darden Restaurants Inc., since August 1991 serving in various capacities for its Red Lobster concept, including Senior Vice President of Operations, West/Southeast Divisions from June 1999 to August 2003, Vice President of Food and Beverage from November 1997 to June 1999, and Concept Development Director from March 1995 to November 1997. Mr. Vogel has 18 years of experience in the restaurant industry.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is traded on The Nasdaq Stock Market (National Market System) ("Nasdaq") under the symbol CBRL. There were 14,128 shareholders of record as of September 24, 2004.

     The table "Market Price and Dividend Information" contained in the 2004 Annual Report is incorporated herein by this reference. Item 12 of this Annual Report on Form 10-K is incorporated in this Item of this Report by this reference.

     During the fourth quarter of the year ended July 30, 2004, the Company did not acquire any of its own equity securities.

     On May 28, 2004, the Company announced a 2,000,000 share common stock repurchase program with no expiration date. As of July 30, 2004 the Company had open authorizations to repurchase 2,892,000 shares.


ITEM 6.  SELECTED FINANCIAL DATA

     The table "Selected Financial Data" contained in the 2004 Annual Report is incorporated into this Item of this Report by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the 2004 Annual Report, is incorporated into this Item of this Report by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the 2004 Annual Report, is incorporated into this Item of this Report by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements (and related footnotes) and Report of Independent Registered Public Accounting Firm, contained in the 2004 Annual Report, are incorporated into this Item of this Report by this reference.

     See Quarterly Financial Data (Unaudited) in Note 12 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of July 30, 2004, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

     There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended July 30, 2004 in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors of the Company is incorporated into this Item of this Report by this reference to the section entitled "Proposal 1: Election of Directors" in the 2004 Proxy Statement. The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Board of Directors and Committees" and "Executive Compensation" in the 2004 Proxy Statement. The matters labeled "Report of the Compensation and Stock Option Committee" and "Shareholder Return Performance Graph" are not, and shall not be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Stock Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in the 2004 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated into this Item of this Report by this reference to the section entitled "Certain Transactions" in the 2004 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Fees Paid to Auditors" and "What is the Audit Committee's pre-approval policy and procedure with respect to audit and non-audit services provided by our auditors?" in the 2004 Proxy Statement. The remainder of the section entitled "Audit Committee Report" is not, and shall not be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) List of documents filed as part of this report:

             1. The following Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP of the 2004 Annual Report are included within Exhibit 13 to this Annual Report on Form 10-K and are incorporated into this Item of this Report by this reference:

                    Report of Independent Registered Public Accounting Firm dated September 23, 2004

                    Consolidated Balance Sheet as of July 30, 2004 and August 1, 2003

                    Consolidated Statement of Income for each of the three fiscal years ended July 30, 2004, August 1, 2003 and August 2, 2002

                    Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years ended July 30, 2004, August 1, 2003 and August 2, 2002

                    Consolidated Statement of Cash Flows for each of the three fiscal years ended July 30, 2004, August 1, 2003 and August 2, 2002

                    Notes to Consolidated Financial Statements

             2. All schedules have been omitted since they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

             3. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report

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

                                CBRL GROUP, INC.

                                     By:  /s/Michael A. Woodhouse
                                          -----------------------
                                          Michael A. Woodhouse
                                          President and Chief Executive Officer

                                          September 28, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                          Title                                    Date
----                                          -----                                    ----
/s/Dan W. Evins
---------------
Dan W. Evins                     Chairman of the Board and Director              September 28, 2004

/s/Michael A. Woodhouse
-----------------------
Michael A. Woodhouse             President, Chief Executive Officer              September 28, 2004
                                 and Director

/s/Lawrence E. White
--------------------
Lawrence E. White                Senior Vice President, Finance                  September 28, 2004
                                 and Chief Financial Officer
                                (Principal Financial Officer)

/s/James F. Blackstock
----------------------
James F. Blackstock              Senior Vice President, General                  September 28, 2004
                                 Counsel and Secretary

/s/Patrick A. Scruggs
---------------------
Patrick A. Scruggs               Chief Accounting Officer                        September 28, 2004
                                 (Principal Accounting Officer)

/s/James D. Carreker
--------------------
James D. Carreker                Director                                        September 28, 2004

/s/Robert V. Dale
-----------------
Robert V. Dale                   Director                                        September 28, 2004

/s/Robert C. Hilton
-------------------
Robert C. Hilton                 Director                                        September 28, 2004

/s/Charles E. Jones, Jr.
------------------------
Charles E. Jones, Jr.            Director                                        September 28, 2004

/s/B.F. Lowery
--------------
B.F. Lowery                      Director                                        September 28, 2004

/s/Martha M. Mitchell
---------------------
Martha M. Mitchell               Director                                        September 28, 2004


----------------
Andrea M. Weiss                  Director                                        September 28, 2004

/s/Jimmie D. White
-------------------
Jimmie D. White                  Director                                        September 28, 2004


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

4(f) Form of Guarantee of the Company's zero-coupon convertible senior notes (included in the Indenture filed as Exhibit 4(e) hereof) (3)

4(g),10(a)        Credit Agreement dated 2/21/2003, relating to the $300,000,000
                  Revolving Credit Facility (4)

10(b) Lease dated 8/27/1981 for lease of Macon, Georgia store between Cracker Barrel Old Country Store, Inc. and
                  B. F. Lowery, a director of the Company (5)

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

10(i)             The Company's 2002 Omnibus Incentive Compensation Plan (10)

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

10(m)             Change-in-control Agreement for Michael A. Woodhouse dated
                  10/8/1999 (7)

10(n)             Change-in-control Agreement for Lawrence E. White dated
                  10/8/1999 (7)

10(o)             Change-in-control Agreement for James F. Blackstock dated
                  10/8/1999 (7)

10(p)             Change-in-control Agreement for Norman J. Hill dated
                  10/13/1999 (8)

10(q)             Change-in-control Agreement for Donald M. Turner dated
                  12/6/1999 (11)

10(r)             Change-in-control Agreement for David L. Gilbert dated
                  10/3/2001 (8)

10(s)             Change-in-control Agreement for George T. Vogel dated
                  October 3, 2003 (10)

10(t) Change-in-control Agreement for Patrick A. Scruggs dated October 13, 1999 (10)

10(u) Master Lease dated July 31, 2000 between Country Stores Property I, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 21 Cracker Barrel Old Country Store(R) sites (12)

10(v) Master Lease dated July 31, 2000 between Country Stores Property I, LLC ("Lessor") and Cracker Barrel Old
                  Country Store, Inc. ("Lessee") for lease of 9 Cracker Barrel Old Country Store(R) sites*

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

10(y)             CBRL Group, Inc. Long-Term Incentive Plan Cover Letter (3)

10(z)             CBRL Group, Inc. Long-Term Incentive Plan (3)

10(aa)            CBRL Group, Inc. Long-Term Incentive Summary Plan Description
                  (3)

13 Pertinent portions of the Company's 2004 Annual Report to Shareholders that are incorporated into this Annual Report on Form 10-K.

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

(10) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 1, 2003 (File No. 000-25225).

(11) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 3, 2001 (File No. 000-25225).

(12) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 28, 2000 (File No. 000-25225).