Form 10-Q
period 2004-10-29
CBRL GROUP INC
filed 2004-12-03
CIK 1067294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                (Mark One)

                X  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended October 29, 2004

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

                        305 Hartmann Drive, P. O. Box 787
                          Lebanon, Tennessee 37088-0787
                          -----------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                  615-443-9869
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


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

     Yes    X        No_____
         -------

                        48,164,365 Shares of Common Stock
                       Outstanding as of November 26, 2004

                                CBRL GROUP, INC.

                                    FORM 10-Q

                     For the Quarter Ended October 29, 2004

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
       Item 1
          Financial Statements
          a) Condensed Consolidated Balance Sheet as of October 29, 2004
             and July 30, 2004                                                3
          b) Condensed Consolidated Statement of Income for the Quarters
             Ended October 29, 2004 and October 31, 2003                      4
          c) Condensed Consolidated Statement of Cash Flows for the
             Quarters Ended October 29, 2004 and October 31, 2003             5
          d) Notes to Condensed Consolidated Financial Statements             6
          e) Report of Independent Registered Public Accounting Firm         11

       Item 2
          Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              12

       Item 3
          Quantitative and Qualitative Disclosures About Market Risk         21

       Item 4
          Controls and Procedures                                            21

PART II.  OTHER INFORMATION

       Item 1
          Legal Proceedings                                                  22

       Item 2
          Unregistered Sales of Equity Securities and Use of Proceeds        22

       Item 4
          Submission of Matters to a Vote of Security Holders                23

       Item 6
          Exhibits                                                           23

SIGNATURES                                                                   24

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)
                                   (Unaudited)
                                                  October 29,       July 30,
                                                     2004             2004*
                                                     ----             ----
ASSETS
Current assets:
  Cash and cash equivalents                       $  16, 957       $   28,775
  Receivables                                         11,637            9,802
  Inventories                                        169,355          141,820
  Prepaid expenses                                    12,906            8,369
  Deferred income taxes                               14,274           14,274
                                                  ----------       ----------
     Total current assets                            225,129          203,040

Property and equipment                             1,538,235        1,502,314
Less: Accumulated depreciation and
  amortization of capital leases                     398,732          383,741
                                                  ----------       ----------
Property and equipment - net                       1,139,503        1,118,573
                                                  ----------       ----------

Goodwill                                              92,882           92,882
Other assets                                          24,614           20,367
                                                  ----------       ----------

Total assets                                      $1,482,128       $1,434,862
                                                  ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   85,389       $   53,295
  Income taxes payable                                29,448           23,118
  Accrued employee compensation                       36,622           49,466
  Other accrued expenses                             118,702          120,714
  Current maturities of long-term debt and
    other long-term obligations                          194              189
                                                  ----------       ----------
      Total current liabilities                      270,355          246,782
                                                  ----------       ----------

Long-term debt                                       206,520          185,138
                                                  ----------       ----------
Other long-term obligations                          127,711          122,695
                                                  ----------       ----------

Commitments and Contingencies (Note 9)

Shareholders' equity:
  Preferred stock - 100,000 shares of $.01 par
    value authorized; no shares issued                    --               --
  Common stock - 400,000 shares of $.01 par
    value authorized; at October 29, 2004, 48,323
    shares issued and outstanding and at July 30, 2004,
    48,769 shares issued and outstanding                 483              488
  Additional paid-in capital                              --           13,982
  Retained earnings                                  877,059          865,777
                                                  ----------       ----------
    Total shareholders' equity                       877,542          880,247
                                                  ----------       ----------

Total liabilities and shareholders' equity        $1,482,128       $1,434,862
                                                  ===========      ==========

See notes to unaudited condensed consolidated financial statements.
* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 30, 2004.

                                  CBRL GROUP, INC.
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except per share data)
                                    (Unaudited)


                                                        Quarter Ended
                                               --------------------------------
                                               October 29,          October 31,
                                                  2004                 2003
                                                  ----                 ----

      Total revenue                             $612,653             $576,365

      Cost of goods sold                         199,842              185,900
                                                --------             --------
      Gross profit                               412,811              390,465

      Labor and other related expenses           226,189              214,303
      Other store operating expenses             104,021               96,728
                                                --------             --------
      Store operating income                      82,601               79,434

      General and administrative                  33,929               33,417
                                                --------             --------
      Operating income                            48,672               46,017

      Interest expense                             2,095                2,223
                                                --------             --------
      Income before income taxes                  46,577               43,794

      Provision for income taxes                  16,302               15,634
                                                --------             --------
      Net income                                $ 30,275             $ 28,160
                                                ========             ========

      Net earnings per share:
            Basic                               $   0.62             $   0.59
                                                ========             ========
            Diluted                             $   0.61             $   0.56
                                                ========             ========

      Weighted average shares:
            Basic                                 48,712               48,122
                                                ========             ========
            Diluted                               49,774               50,036
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



                                                      CBRL GROUP, INC.
                                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (In thousands)
                                                         (Unaudited)



                                                                              Quarter Ended
                                                                   ------------------------------------
                                                                   October 29,              October 31,
                                                                      2004                     2003
                                                                      ----                     ----

   Cash flows from operating activities:
    Net income                                                      $ 30,275                 $ 28,160
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                 16,179                   15,191
        Loss on disposition of property and equipment                    527                      238
        Accretion on zero-coupon contingently convertible
         senior notes                                                  1,382                    1,338
    Changes in assets and liabilities:
        Inventories                                                  (27,535)                 (27,720)
        Accounts payable                                              32,094                  (18,758)
        Income taxes payable                                           6,330                   15,539
        Accrued employee compensation                                (12,844)                  (6,600)
        Other current assets and other current liabilities            (8,937)                     606
        Other assets and other long-term liabilities                     371                   (2,736)
                                                                    --------                 --------
    Net cash provided by operating activities                         37,842                    5,258
                                                                    --------                 --------

   Cash flows from investing activities:
    Purchase of property and equipment                               (37,369)                 (29,683)
    Proceeds from sale of property and equipment                         184                      100
                                                                    --------                 --------
    Net cash used in investing activities                            (37,185)                 (29,583)
                                                                    --------                 --------

   Cash flows from financing activities:
    Proceeds from issuance of long-term debt                         108,200                  130,000
    Principal payments under long-term debt and other
     long-term obligations                                           (88,248)                (122,025)

    Proceeds from exercise of stock options                           12,811                   18,616
    Purchases and retirement of common stock                         (39,873)                      --
    Dividends on common stock                                         (5,365)                      --
    Other                                                                 --                     (533)
                                                                    --------                 --------
    Net cash (used in) provided by financing activities              (12,475)                  26,058
                                                                    --------                 --------

   Net (decrease) increase in cash and cash equivalents              (11,818)                   1,733

   Cash and cash equivalents, beginning of period                     28,775                   14,389
                                                                    --------                 --------

   Cash and cash equivalents, end of period                         $ 16,957                 $ 16,122
                                                                    ========                 ========

   Supplemental disclosures of cash flow information:
   Cash paid during the three months for:
       Interest                                                     $    182                 $    344
                                                                    ========                 ========
       Income taxes                                                 $ 10,843                 $    250
                                                                    ========                 ========

   See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.
----------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands, except percentages, share and per share data)
(Unaudited)

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

     The condensed consolidated balance sheets as of October 29, 2004 and July 30, 2004 and the related condensed consolidated statements of income and cash flows for the quarters ended October 29, 2004 and October 31, 2003, have been prepared by CBRL Group, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") without audit. In the opinion of management, all adjustments (consisting of normal and recurring items) for a fair presentation of such condensed consolidated financial statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 30, 2004 ("2004 Form 10-K") filed with the SEC on September 28, 2004.

     References  in  these  Notes  to  the  Condensed   Consolidated   Financial
Statements to a year are to the Company's fiscal year unless otherwise noted.

     Deloitte  &  Touche  LLP,  the  Company's  independent   registered  public
accounting firm, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2. Summary of Significant Accounting Policies
   ------------------------------------------

     The significant accounting policies of the Company are included in the 2004 Form 10-K. During the quarter ended October 29, 2004, there were no significant changes to those accounting policies.

     Stock Based Compensation - The Company accounts for its stock based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and below is providing disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB Opinion No. 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. The reported stock-based compensation expense, net of related tax effects, in the table represents the amortization of restricted stock grants to three executive officers of the Company.

     Had the  Company  used the fair  value  based  accounting  method for stock compensation expense prescribed by SFAS Nos. 123 and 148, the Company's consolidated net income and net income per share would have been reduced to the pro-forma amounts illustrated as follows:
                                                            Quarter Ended
                                                      -------------------------
                                                      October 29,   October 31,
                                                         2004          2003
                                                         ----          ----
      Net income - as reported                          $30,275       $28,160
      Add:  Total stock-based employee
           compensation included in reported
           net income, net of related tax effects            19            19
      Deduct: Total stock-based compensation
           expense determined under fair-value
           based method for all awards, net of
           related tax effects                           (2,498)       (2,715)
                                                        -------       -------
       Pro forma, net income                            $27,796       $25,464
                                                        =======       =======

      Net income per share:
                Basic - as reported                       $0.62         $0.59
                                                          =====         =====
                Basic - pro forma                         $0.57         $0.53
                                                          =====         =====

                Diluted - as reported                     $0.61         $0.56
                                                          =====         =====
                Diluted - pro forma                       $0.56         $0.51
                                                          =====         =====

3.  Income Taxes
    ------------

     The provision for income taxes as a percent of pre-tax income was 35.0% in the first quarter of 2005 as compared to 35.7% during the same period a year ago and 35.9% for the entire year of 2004. The decrease in the tax rate for 2005 is based upon the estimated effect of the passage of the Work Opportunity and Welfare to Work federal tax credit legislation signed on October 22, 2004 retroactive to January 1, 2004. The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset by employer tax credits for FICA taxes paid on employee tip income and the tax credits above.

4.  Seasonality
    -----------

     Historically the consolidated net income of the Company typically has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season. Therefore, the results of operations for the quarter ended October 29, 2004 cannot be considered indicative of the operating results for the entire year.

5.  Inventories
    -----------

     Inventories were comprised of the following at:

                                              October 29,        July 30,
                                                 2004              2004
                                                 ----              ----

                  Retail                       $130,059          $104,148
                  Restaurant                     20,415            19,800
                  Supplies                       18,881            17,872
                                               --------          --------
                     Total                     $169,355          $141,820
                                               ========          ========

6.  Consolidated Net Income Per Share and Weighted Average Shares
    -------------------------------------------------------------

     Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. The Company's zero-coupon convertible senior notes (the "Senior Notes") (see Note 4 to the Company's Consolidated Financial Statements included in the 2004 Form 10-K for a description of these Senior Notes) represent potential dilutive shares at October 29, 2004. The effect of the assumed conversion of the Senior Notes has been excluded from the calculation of diluted net income per share for the quarter ended October 29, 2004 because none of the conditions that permit conversion were satisfied during the reporting period. Outstanding employee and director stock options and restricted stock issued by the Company represent the only dilutive security reflected in diluted weighted average shares.

     The Financial Accounting Standards Board ("FASB") recently ratified Emerging Issues Task Force ("EITF") Issue No. 04-8, which requires "if-converted" accounting for contingently convertible debt regardless of whether the contingencies allowing debt holders to convert have been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires retroactive restatement of prior period diluted earnings per share for comparative purposes. The rule change will require the Company to include approximately 4.6 million shares in diluted shares outstanding related to its Senior Notes and deduct from net income the interest and financing costs associated with this debt in calculating diluted net income per share. The change in accounting will have no effect on the terms of the Senior Notes, nor the Company's operations or consolidated financial statements, other than the calculation of diluted net income per share. The table below shows the restatement of diluted net income per share for the full years of 2002, 2003, and 2004, and each quarter of 2004 as well as the first quarter of 2005 that will be required by EITF 04-8.

                                    Year Ended                                         Quarter Ended
                             -------------------------       ----------------------------------------------------------------------
                                                             October 29,     July 30,     April 30,     January 30,     October 31,
                               2004      2003     2002          2004           2004          2004           2004           2003
                               ----      ----     ----          ----           ----          ----           ----           ----
Diluted net income per
share - as reported           $2.25     $2.09    $1.64           $0.61          $0.60         $0.52          $0.57          $0.56

Diluted net income per
share - pro-forma             $2.14     $2.00    $1.62           $0.58          $0.57         $0.50          $0.54          $0.54

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

                                                         Quarter Ended
                                                  -----------------------------
                                                  October 29,       October 31,
                                                     2004              2003
                                                     ----              ----

     Net sales in Company-owned stores:
       Restaurant                                  $494,213          $456,520
       Retail                                       117,911           119,439
                                                   --------          --------
        Total net sales                             612,124           575,959
     Franchise fees and royalties                       529               406
                                                   --------          --------
       Total revenue                               $612,653          $576,365
                                                   ========          ========

8.  Impairment of Long-lived Assets
    -------------------------------

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying value or fair value less costs to sell. The Company recorded no impairment losses in the quarters ended October 29, 2004 and October 31, 2003. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ended January 30, 2004, and concluded at that time that there was no indication of impairment. This annual assessment will be performed in the second quarter of each year. Additionally, an assessment will be performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not believe that any such events or changes in circumstances have occurred since the annual assessment performed in the second quarter ended January 30, 2004.

9. Commitments and Contingencies
   -----------------------------

     As reported in the 2004 Form 10-K, Cracker Barrel agreed, as of September 8, 2004, to settle certain litigation alleging violations of the Fair Labor Standards Act as well as allegations of discrimination in employment and public accommodations. The total payment agreed to by Cracker Barrel was $8,720
(including $3,500 accrued in 2001), in full satisfaction of all claims (including attorneys' fees and costs) by the plaintiffs.

     Logan's is subject to a lawsuit captioned Joey E. Barlow v. Logan's Roadhouse, Inc., in the United States District Court for the Middle District of Tennessee (Case No. 3-03-0821), filed September 8, 2003. The case is a putative collective action alleging violations of the federal wage and hour laws, although it has not yet been certified as such. The complaint alleges that the plaintiff and 66 opt-in hourly employees at one Logan's restaurant in Macon, Georgia were subjected to various violations, including being required to work "off the clock," having hours "shaved" (reduced in the computer), and in the case of tipped employees, being required to perform excessive non-server duties without being paid the minimum wage or overtime compensation for that work. The case seeks recovery of unpaid compensation, plus an equal amount of liquidated damages, prejudgment interest, attorney's fees and costs, and unspecified injunctive relief. Substantial discovery has not yet been completed, and the Company denies that Logan's engaged in any of the alleged unlawful employment practices and intends to vigorously defend the case. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. If, however, this litigation were to be resolved unfavorably, it could result in a material adverse effect upon the Company's results of operations.

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

     The Company makes trade commitments in the course of its normal operations. As of October 29, 2004 the Company was contingently liable for approximately $1,458 under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of 3 months or less and are used to collateralize obligations to third parties for the purchase of a portion of the Company's imported retail inventories. Additionally, the Company was contingently liable pursuant to standby letters of credit as credit guarantees to insurers. As of October 29, 2004 the Company had $30,225 of standby letters of credit related to workers' compensation and general liability insurance. All standby letters of credit are renewable annually.

     The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party and a second operating lease that has been sublet to a third party. The operating leases have remaining lives of approximately 8.9 and 11.9 years, respectively, with annual lease payments of approximately $350 and $100, respectively. Under the assigned lease the Company's performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee. Under the sublease the Company's performance is only required if the sublessee fails to perform his obligations as lessee. The Company has a remaining liability of $540 in the accompanying condensed consolidated financial statements for estimated amounts to be paid in case of non-performance by the sublessee.

10. Shareholders' Equity
    --------------------

     During the quarter ended October 29, 2004, the Company received proceeds of $12,811 from the exercise of stock options on 640,622 shares of its common stock. During the quarter ended October 29, 2004 the Company repurchased 1,100,000 shares of its common stock for an aggregate expenditure of $39,873. Since the Company's share repurchases exceeded the additional paid-in capital balance at the previous year end of $13,982 and the exercises of stock options in the first quarter, the Company reduced retained earnings by $13,075, and reduced additional paid-in capital to zero at the end of the first quarter. These retired shares will remain as authorized, but unissued, shares. During the quarter ended October 29, 2004, the Company paid a dividend of $0.11 per common share on September 1, 2004 (declared on July 29, 2004) and the Company declared a dividend of $0.12 per common share that was paid on November 1, 2004. Additionally, the Company declared a dividend of $0.12 per common share on November 23, 2004 to be paid on February 8, 2005 to shareholders of record on January 14, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CBRL Group, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of CBRL Group, Inc. and subsidiaries (the "Company") as of October 29, 2004, and the related condensed consolidated statements of income and cash flows for the quarters ended October 29, 2004 and October 31, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States), the consolidated balance sheet of CBRL Group, Inc. and subsidiaries as of July 30, 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 23, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/DELOITTE & TOUCHE LLP



Nashville, Tennessee
December 3, 2004

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     CBRL Group, Inc. and its subsidiaries (collectively, the "Company") are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store(R) ("Cracker Barrel") restaurant and retail concept and the Logan's Roadhouse(R) ("Logan's") restaurant concept. All amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except percentages and dollar amounts per share. References in management's discussion and analysis of financial condition and results of operations to a year are to the Company's fiscal year unless otherwise noted. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. Except for specific historical information, many of the matters discussed in this Quarterly Report on Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by this discussion.

     All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "outlook", "plans", "projection", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting (including but not limited to, accounting for convertible debt under Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earning Per Share" which will be effective for reporting periods ending after December 15, 2004 and will require restatement of prior period reported diluted net income per share), tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; the effects of uncertain consumer confidence or general or regional economic weakness on sales and customer travel activity; the ability of the Company to identify, acquire and sell successful new lines of retail merchandise; commodity, workers' compensation, group health and utility price changes; consumer behavior based on concerns over nutritional or safety aspects of the Company's products or restaurant food in general; competitive marketing and operational initiatives; the effects of plans intended to improve operational execution and performance; practical or psychological effects of terrorist acts or war and military or government responses; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; disruptions to the Company's restaurant or retail supply chain; changes in foreign exchange rates affecting the Company's future retail inventory purchases; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; the actual results of pending or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; changes in accounting principles generally accepted in the United States of America or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; increases in construction costs; changes in interest rates affecting the Company's financing costs; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases, and other communications.

Results of Operations
---------------------

     The   following   table   highlights   operating   results  by   percentage
relationships to total revenue for the quarter ended October 29, 2004 as compared to the same period a year ago:


                                                        Quarter Ended
                                                  --------------------------
                                                  October 29,    October 31,
                                                     2004           2003
                                                     ----           ----

           Total revenue                            100.0%         100.0%

           Cost of goods sold                        32.6           32.2
                                                    -----          -----
           Gross profit                              67.4           67.8

           Labor and other related expenses          36.9           37.2
           Other store operating expenses            17.0           16.8
                                                    -----          -----
           Store operating income                    13.5           13.8

           General and administrative                 5.6            5.8
                                                    -----          -----
           Operating income                           7.9            8.0

           Interest expense                           0.3            0.4
                                                    -----          -----
           Income before income taxes                 7.6            7.6

           Provision for income taxes                 2.7            2.7
                                                    -----          -----

           Net income                                 4.9%           4.9%
                                                    =====          =====
     The  following  table   highlights  the  components  of  total  revenue  by
percentage relationships to total revenue for the quarter ended October 29, 2004 as compared to the same period a year ago:

                                                          Quarter Ended
                                                   ---------------------------
                                                  October 29,    October 31,
                                                     2004           2003
                                                     ----           ----
         Net sales:
           Cracker Barrel restaurant                 66.7%          66.5%
           Logan's                                   14.0           12.7
                                                    -----          -----
             Total restaurant                        80.7           79.2
           Cracker Barrel retail                     19.2           20.7
                                                    -----          -----
             Total net sales                         99.9           99.9
           Franchise fees and royalties               0.1            0.1
                                                    -----          -----
             Total revenue                          100.0%         100.0%
                                                    =====          =====

     The following table highlights the units in operation and units added for the quarter ended October 29, 2004 as compared to the same period a year ago:

                                                       Quarter Ended
                                                ---------------------------
                                                October 29,     October 31,
                                                    2004           2003
                                                    ----           ----
        Cracker Barrel Old Country Store:
          Open at beginning of period               504            480
          Opened during period                        5              4
                                                    ---            ---
          Open at end of period                     509            484
                                                    ===            ===

        Logan's Roadhouse - company-owned:
          Open at beginning of period               107             96
          Opened during period                        7              5
                                                    ---            ---
          Open at end of period                     114            101
                                                    ===            ===

        Logan's Roadhouse - franchised:
          Open at beginning of period                20             16
          Opened during period                        0              0
                                                    ---            ---
          Open at end of period                      20             16
                                                    ===            ===

     Average comparable store sales includes sales of stores open at least six full quarters at the beginning of the quarter ended October 29, 2004 and are measured on comparable calendar weeks in the prior year. The following table highlights average comparable store sales for the quarter ended October 29, 2004 as compared to the same period a year ago:

                     Average Comparable Store Sales Analysis

                                                    Quarter Ended
                                              --------------------------
                                              October 29,    October 31,
                                                 2004           2003
                                                 ----           ----
        Cracker Barrel (466 stores)
          Net sales:
            Restaurant                         $  812.9       $  794.7
            Retail                                231.3          244.4
                                               --------       --------
            Total net sales                    $1,044.2       $1,039.1
                                               ========       ========

        Logan's (93 restaurants)               $  764.4       $  735.3
                                               ========       ========

Total Revenue

     Total revenue for the first quarter of 2005 increased 6.3% compared to last year's first quarter. For the quarter, Cracker Barrel comparable store restaurant sales increased 2.3% and comparable store retail sales decreased 5.4% resulting in a combined comparable store sales (total net sales) increase of 0.5%. The comparable store restaurant sales increase consisted of a 3.2% average check increase for the quarter (including a 2.1% average menu increase) and a 0.9% guest traffic decrease. We believe that the comparable store retail sales decrease is due to exceptionally strong retail sales in the prior year quarter (comparable store retail sales were up 10.3% in the prior year first quarter), uncertain consumer sentiment and reduced discretionary purchases, restaurant guest traffic decreases, weaker than expected response to the retail merchandise assortment, and the hurricanes in Florida. Logan's comparable restaurant sales (including alcohol) increased 3.9%, which consisted of a 5.0% average check increase (including a 3.2% average menu increase) and a 1.1% guest traffic decrease. Sales from newly opened Cracker Barrel stores and Logan's restaurants accounted for the balance of the total revenue increase in the first quarter.

Cost of Goods Sold

     Cost of goods sold as a percentage of total revenue for the first quarter of 2005 increased to 32.6% from 32.2% in the first quarter of last year. This increase was due to higher commodity costs for dairy, pork, beef and poultry (most of which are expected to continue in the second quarter of 2005), higher unit-level waste and higher markdowns of retail merchandise versus the prior year. These increases were partially offset by higher menu pricing and higher initial mark-ons of retail merchandise versus the prior year.

Labor and Other Related Expenses

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue decreased to 36.9% in the first quarter this year from 37.2% last year. This decrease was due to lower restaurant and retail management compensation under unit-level bonus programs versus prior year, lower hourly labor expenses as a percent of revenue and higher menu pricing versus the prior year. These decreases were offset partially by an increase in store manager salaries, and higher group health costs versus the prior year. The decrease in restaurant and retail management bonus accruals reflected relatively lower performance against financial objectives in the first quarter of 2005 versus the same period a year ago.

     Three states in which the Company operates, Florida, Illinois, and New York, are expected to implement increases in the state minimum wage, including mandated increases in the minimum cash wage paid to tipped employees. The Company expects these changes primarily to affect the fourth quarter of 2005 after beginning to phase-in starting in the second quarter of 2005. The Florida change will occur in May 2005, the Illinois change will occur in January 2005, and if approved in its current form, as currently expected, the first step of the New York increase will occur in January 2005 as well. The Company is evaluating alternatives to deal with this increase in labor costs in these states. The estimated cost of the minimum wage increase on the Company is expected to be approximately $1,200 to $1,300 in the fourth quarter of 2005 and substantially less in the third quarter of 2005.

Other Store Operating Expenses

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses. Other store operating expenses as a percentage of total revenue increased to 17.0% in the first quarter of 2005 from 16.8% in the first quarter of last year. This increase was due to higher utilities, credit card fees and pre-opening expenses as a percent of revenue and included approximately $500 related to hurricane damage and cleanup (with approximately $100 additional related expense in cost of goods sold and labor and related expenses). These increases are offset partially by a decrease in advertising as a percent of revenue, which was due to the timing of advertising at Cracker Barrel in 2005 versus the prior year, and higher menu pricing versus the prior year.

General and Administrative Expenses

     General and administrative expenses as a percentage of total revenue decreased to 5.6% in the first quarter of 2005 as compared to 5.8% in the first quarter of last year. This decrease was due to lower bonus accruals and lower contributions to the Company's charitable foundation versus the prior year. These decreases were offset partially by increases in salaries and legal and audit fees versus the prior year. The decrease in bonus accruals reflected relatively lower performance against financial objectives in the first quarter of 2005 versus the same period a year ago.

Provision for Income Taxes

     The provision for income taxes as a percent of pre-tax income was 35.0% in the first quarter of 2005 as compared to 35.7% during the same period a year ago and 35.9% for the entire year of 2004. The decrease in the tax rate for 2005 is based upon the estimated effect of the passage of the Work Opportunity and Welfare to Work federal tax credit legislation signed on October 22, 2004 retroactive to January 1, 2004. The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset by employer tax credits for FICA taxes paid on employee tip income and the tax credits above.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities provided net cash of $37,842 for the quarter ended October 29, 2004, which represented an increase from the $5,258 provided during the same period a year ago. This increase was due to a significant increase in accounts payable and other long-term obligations in the first quarter of 2005 versus last year offset partially by larger decreases in accrued employee compensation and other accrued expenses as well as higher net income and depreciation. The increase in accounts payable was due to timing of payments versus the previous year.

     The Company had negative working capital of $45,226 at October 29, 2004 versus negative working capital of $43,742 at July 30, 2004. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time. The larger negative working capital compared with July 30, 2004, reflected higher accounts payable and income taxes payable and lower cash and cash equivalents partially offset by higher inventories and prepaid expenses and lower accrued employee compensation.

     Capital expenditures were $37,369 for the quarter ended October 29, 2004 as compared to $29,683 during the same period a year ago. Construction of new locations accounted for most of the expenditures. The increase from the prior year is due to the current year increase in the number of new locations under construction versus the prior year, the current year increase in owned versus leased land for new locations and the timing of maintenance and replacement capital expenditures for existing stores versus the same period a year ago. Capitalized interest was $181 for the quarter ended October 29, 2004, as compared to $124 for the quarter ended October 31, 2003. This difference was due to an increase in the average number of new locations under construction versus the same period a year ago.

     During the quarter ended October 29, 2004 the Company repurchased 1,100,000 shares of its common stock for approximately $36.25 per share. As of October 29, 2004, the Company had 1,792,000 shares remaining under the current repurchase authorization. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete the remaining share repurchase authorization before the end of 2005, although there can be no assurance that such repurchase actually will be completed in that period of time.

     During the first quarter of 2005, the Company received proceeds of $12,811 from the exercise of stock options on 640,622 shares of its common stock. During the quarter, the Company paid a dividend of $0.11 per common share on September 1, 2004 (declared on July 29, 2004) and the Company declared a dividend of $0.12 per common share that was paid on November 1, 2004. Additionally, the Company declared a dividend of $0.12 per common share on November 23, 2004 to be paid on February 8, 2005 to shareholders of record on January 14, 2005.

     The Company's internally generated cash and cash generated by option exercises, along with cash at July 30, 2004, the Company's availability under its Revolving Credit Facility and its real estate operating lease arrangements, were sufficient to finance all of its growth, share repurchase, dividend payment and working capital needs in the first quarter of 2005.

     The Company estimates that its capital expenditures for 2005 will be approximately $165,000, most of which will be related to the construction of new Cracker Barrel and Logan's units. The Company, through internally generated cash and available borrowing capacity, expects to be able to meet its capital needs for the foreseeable future. The Company expects to open 25 new Cracker Barrel units in 2005, of which 8 already have opened. The Company also expects to open 18 new company-operated Logan's units in 2005, of which 8 have already opened.

     Management believes that cash at October 29, 2004, along with cash generated from the Company's operating activities and its available Revolving Credit Facility, as well as financing obtained through real estate operating leases, will be sufficient to finance its continued operations, its remaining share repurchase authorizations, its dividends and its continued expansion plans through 2005. At October 29, 2004, the Company had $280,000 available under its Revolving Credit Facility.

Recent Accounting Pronouncements Not Yet Adopted
------------------------------------------------

     The FASB recently ratified EITF Issue No. 04-8, which requires "if-converted" accounting for contingently convertible debt regardless of whether the contingencies allowing debt holders to convert have been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires retroactive restatement of prior period diluted earnings per share for comparative purposes. The rule change will require the Company to include approximately 4.6 million shares in diluted shares outstanding related to its convertible debt and deduct from net income the interest and financing costs associated with this debt in calculating diluted net income per share. The change in accounting will have no effect on the terms of the convertible debt, nor the Company's operations or consolidated financial statements, other than the calculation of diluted net income per share. The table below shows the restatement of diluted net income per share for the full years of 2002, 2003, and 2004, and each quarter of 2004 as well as the first quarter of 2005 that will be required by EITF 04-8.

                                     Year Ended                                         Quarter Ended
                               -----------------------       ---------------------------------------------------------------------
                                                             October 29,     July 30,     April 30,     January 30,     October 31,
                               2004      2003     2002          2004           2004          2004          2004           2003
                               ----      ----     ----          ----           ----          ----          ----           ----
Diluted net income per
share - as reported           $2.25     $2.09    $1.64         $0.61          $0.60         $0.52          $0.57          $0.56

Diluted net income per
share - pro-forma             $2.14     $2.00    $1.62         $0.58          $0.57         $0.50          $0.54          $0.54

     The Company estimates the effect of the "if-converted" accounting treatment for contingently convertible debt to have an estimated impact on diluted net income per share of approximately $0.03 in the second and third quarters of 2005 and approximately $0.05 in the fourth quarter of 2005.

Critical Accounting Policies
----------------------------

     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended July 30, 2004 (the "2004 Form 10-K"). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Impairment of Long-Lived Assets

     The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or over the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from value impairment is recognized by a charge to earnings. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ending January 30, 2004, and concluded at that time that there was no indication of impairment. This annual assessment will be performed in the second quarter of each year. Additionally, an assessment will be performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not believe such events or changes in circumstances have occurred since the annual assessment performed in the quarter ended January 30, 2004.

Insurance Reserves

     The Company self-insures a significant portion of expected losses under its workers' compensation, general liability and health insurance programs. The Company has purchased insurance for individual claims that exceed $250 for workers' compensation and general liability insurance prior to 2003, but has increased this amount to $500 for 2003 and to $1,000 for certain coverages for 2004 going forward. The Company elected not to purchase such insurance for its primary group health program, but its offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program. The Company records a liability for workers' compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company's third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual, actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on the actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. From time to time the Company has performed limited scope interim updates of its actuarial studies to verify and/or modify its reserves. The Company records a liability for its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by the Company's third-party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

Inventory Shrinkage

     Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods. This estimate is consistent with Cracker Barrel's historical practice in all periods shown. Actual shrinkage recorded upon physical inventory counts may produce materially different amounts of shrinkage than estimated by the Company for the first quarter ended on October 29, 2004.

Tax Provision

     The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on current tax laws, the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its year-end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company's consolidated financial statements and its consolidated financial position (see Note 3 to the Company's Condensed Consolidated Financial Statements filed herein and Note 7 to the Company's Consolidated Financial Statements included in its 2004 Form 10-K).

Legal Proceedings

     As discussed in Note 9 to the Company's Condensed Consolidated Financial Statements contained in this Quarterly Report, the Company reported that its principal subsidiaries have been involved in certain litigation that if resolved unfavorably could result in a material adverse effect upon the Company's results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Item 7A of the 2004 Form 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since July 30, 2004.

Item 4.  Controls and Procedures

     The Company's management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of October 29, 2004, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

     There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 29, 2004 in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

           Part I, Item 3 of the 2004 Form 10-K is incorporated herein by this reference.

           Item 7.01 of the Company's Current Report on Form 8-K filed with the SEC on September 9, 2004 is incorporated herein by this reference.

           See also Note 9 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item I of this Quarterly Report on Form 10-Q, which also is incorporated in this item by this reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

           There were no equity securities sold by the Company during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

           The following table sets forth information with respect to purchases of shares of the Company's common stock made during the quarter ended October 29, 2004 by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act:

           Issuer Purchases of Equity Securities

                                                                           Total Number
                                                                             of Shares           Maximum
                                                                            Purchased as         Number of
                                                                               Part of          Shares that
                                                                              Publicly          May Yet Be
                                      Total Number           Average         Announced          Purchased
                                       of Shares           Price Paid         Plans or           Under the
                 Period               Purchased (1)        Per Share(2)     Programs (3)        Programs (3)
                 ------               -------------        -----------      ------------        -----------
           7/31/04 - 8/27/04                      0                --                  0          2,892,000
           8/28/04 - 9/24/04                      0                --                  0          2,892,000
           9/25/04 - 10/29/04             1,100,000            $36.25          1,100,000          1,792,000
           Total for the quarter          1,100,000            $36.25          1,100,000          1,792,000

           (1) All share repurchases were made in open-market transactions pursuant to publicly announced repurchase plans. This table excludes shares owned and tendered by employees to meet the exercise price of option exercises and shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers employee cash-less exercises through an independent, third party broker and does not repurchase stock in connection with cash-less exercises.

           (2) Average price paid per share is calculated on a settlement basis and includes commission.

           (3) The Company had 1,792,000 shares remaining under its previous 2 million share repurchase authorization announced in May 2004, with no expiration date.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a) Although no items were submitted to a vote of security holders during the quarter ended October 29, 2004, the annual meeting of shareholders (the "Annual Meeting") was held on November 23, 2004.

           (b) Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act; there was no solicitation in opposition to management's nominees and all of management's nominees were elected. Each director is elected to serve for a 1-year term.

           (c) The following sets forth the results of voting on each matter at the Annual Meeting:

                 Proposal 1 - Election of Directors.
                                                             WITHHOLD
                                                  FOR       AUTHORITY
                                                  ---       ---------
                 James D. Carreker            40,720,557   2,671,783
                 Robert V. Dale               39,417,262   3,975,078
                 Robert C. Hilton             40,363,747   3,028,593
                 Charles E. Jones, Jr.        39,457,912   3,934,428
                 B. F.  "Jack" Lowery         41,280,775   2,111,565
                 Martha M. Mitchell           28,788,849  14,603,491
                 Andrea M. Weiss              42,399,924     992,416
                 Jimmie D. White              30,319,946  13,072,394
                 Michael A. Woodhouse         41,638,861   1,753,479

                 Proposal 2 - To approve certain changes to the CBRL 2002 Incentive Compensation Plan.

                 Votes cast for              27,253,636
                 Votes cast against           6,057,598
                 Votes cast to abstain          543,208
                 Broker non-votes             9,537,898

                 Proposal 3 - To approve the selection of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the 2005 fiscal year.

                 Votes cast for              39,289,889
                 Votes cast against           3,839,281
                 Votes cast to abstain          263,170

Item 6.          Exhibits
                 --------

                 See Exhibit Index immediately following the signature page hereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date: 12/3/04              By /s/Lawrence E. White
      -------                 -------------------------------------------------
                              Lawrence E. White, Senior Vice President, Finance
                                 and Chief Financial Officer



Date: 12/3/04              By /s/Patrick A. Scruggs
      -------                 -------------------------------------------------
                              Patrick A. Scruggs, Vice President, Accounting
                                 and Tax and Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

10.1                       Letter agreement with Dan W. Evins

10.2                       FY 05 Mid-Term Incentive and Retention Plan

10.3                       CBRL 2005 Annual Bonus Plan

15                         Letter regarding unaudited financial information

31                         Rule 13a-14(a)/15d-14(a) Certifications

32                         Section 1350 Certifications