Form 10-Q
period 2005-01-28
CBRL GROUP INC
filed 2005-03-09
CIK 1067294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    (Mark One)

                 X Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended January 28, 2005

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

     Yes    X        No
         -------       -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes    X        No
         -------       -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        47,517,345 Shares of Common Stock
                       Outstanding as of February 25, 2005

                                CBRL GROUP, INC.

                                    FORM 10-Q

                     For the Quarter Ended January 28, 2005

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

     Item 1
      Financial Statements
      a) Condensed Consolidated Balance Sheet as of January 28, 2005
         and July 30, 2004 (Unaudited and As Restated)                        3

      b) Condensed Consolidated Statement of Income for the Quarters
         and Six Months Ended January 28, 2005 and January 30, 2004
         (Unaudited and As Restated)                                          5

      c) Condensed Consolidated Statement of Cash Flows for the Six
         Months Ended January 28, 2005 and January 30, 2004
         (Unaudited and As Restated)                                          6

      d) Notes to Condensed Consolidated Financial Statements
         (Unaudited and As Restated)                                          7

     Item 2
      Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                  15

     Item 3
      Quantitative and Qualitative Disclosures About Market Risk             27

     Item 4
      Controls and Procedures                                                27

PART II.  OTHER INFORMATION

     Item 1
      Legal Proceedings                                                      28

     Item 2
      Unregistered Sales of Equity Securities and Use of Proceeds            28

     Item 4
      Submission of Matters to a Vote of Security Holders                    29

     Item 6
      Exhibits                                                               29

SIGNATURES                                                                   30

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                     January 28,      July 30,
                                                       2005             2004
                                                       ----             ----
                                                                   (As Restated,
                                                                     see Note 3)
ASSETS
Current assets:
  Cash and cash equivalents                          $   20,405      $   28,775
  Receivables                                            12,698           9,802
  Inventories                                           125,457         141,820
  Prepaid expenses                                       11,639           8,369
  Deferred income taxes                                  14,274          14,274
                                                     ----------      ----------
     Total current assets                               184,473         203,040

Property and equipment                                1,574,496       1,502,314
Less: Accumulated depreciation and amortization
  of capital leases                                     414,254         383,741
                                                     ----------      ----------
Property and equipment - net                          1,160,242       1,118,573
                                                     ----------      ----------

Goodwill                                                 93,724          93,724
Other assets                                             25,591          20,367
                                                     ----------      ----------

Total assets                                         $1,464,030      $1,435,704
                                                     ==========      ==========

See notes to unaudited condensed consolidated financial statements.

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                     January 28,      July 30,
                                                        2005            2004
                                                        ----            ----
                                                                   (As Restated,
                                                                     see Note 3)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   78,072      $   53,295
  Income taxes payable                                   25,975          18,571
  Accrued employee compensation                          36,177          49,466
  Deferred gift card revenues                            31,457          19,347
  Other accrued expenses                                 95,700         101,367
  Current maturities of long-term debt and other
   long-term obligations                                    200             189
                                                     ----------      ----------
      Total current liabilities                         267,581         242,235
                                                     ----------      ----------

Long-term debt                                          187,901         185,138
                                                     ----------      ----------
Other long-term obligations                             143,195         134,995
                                                     ----------      ----------

Commitments and Contingencies (Note 12)

Shareholders' equity:
  Preferred stock - 100,000,000 shares of
    $.01 par value authorized; no shares issued              --              --
  Common stock - 400,000,000 shares of $.01 par
    value authorized; at January 28, 2005,
    47,878,834 shares issued and outstanding and
    at July 30, 2004, 48,769,368 shares issued
    and outstanding                                         479             488
  Additional paid-in capital                                 --          13,982
  Retained earnings                                     864,874         858,866
                                                     ----------      ----------
    Total shareholders' equity                          865,353         873,336
                                                     ----------      ----------

Total liabilities and shareholders' equity           $1,464,030      $1,435,704
                                                     ==========      ==========

See notes to unaudited condensed consolidated financial statements.



                                              CBRL GROUP, INC.
                                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (In thousands, except share data)
                                                (Unaudited)

                                            Quarter Ended                 Six Months Ended
                                       -------------------------    ------ ---------------------
                                       January 28,   January 30,     January 28,     January 30,
                                          2005          2004            2005            2004
                                          ----          ----            ----            ----
                                                   (As Restated,                   (As Restated,
                                                    see Note 3)                      see Note 3)

Total revenue                           $667,189      $612,801        $1,279,842      $1,189,166

Cost of goods sold                       236,389       213,527           436,231         399,427
                                        --------      --------        ----------      ----------
Gross profit                             430,800       399,274           843,611         789,739

Labor and other related expenses         232,749       219,007           458,938         433,310
Other store operating expenses           113,580       102,857           218,127         200,063
                                        --------      --------        ----------      ----------
Store operating income                    84,471        77,410           166,546         156,366

General and administrative                32,834        30,519            66,766          63,939
                                        --------      --------        ----------      ----------
Operating income                          51,637        46,891            99,780          92,427

Interest expense                           2,200         2,068             4,295           4,291
Interest income                               96             5                96               5
                                        --------      --------        ----------      ----------
Income before income taxes                49,533        44,828            95,581          88,141

Provision for income taxes                16,955        16,180            33,073          31,642
                                        --------      --------        ----------      ----------
Net income                              $ 32,578      $ 28,648        $   62,508      $   56,499
                                        ========      ========        ==========      ==========

Net income per share (See Notes 2 & 3):
      Basic                             $   0.68      $   0.58        $     1.29      $     1.16
                                        ========      ========        ==========      ==========
      Diluted                           $   0.63      $   0.53        $     1.20      $     1.06
                                        ========      ========        ==========      ==========

Weighted average shares (See Notes 2 & 3):
      Basic                           48,138,378    49,528,995        48,425,269      48,825,432
                                      ==========    ==========        ==========      ==========
      Diluted                         53,816,998    55,707,178        54,086,885      55,162,768
                                      ==========    ==========        ==========      ==========

See notes to unaudited condensed consolidated financial statements.



                                                 CBRL GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited and in thousands)


                                                                          Six Months Ended
                                                                   -------------------------------
                                                                   January 28,         January 30,
                                                                      2005                2004
                                                                      ----                ----
                                                                                     (As Restated,
                                                                                       see Note 3)
   Cash flows from operating activities:
    Net income                                                      $ 62,508            $ 56,499
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                 33,627              30,929
        Loss on disposition of property and equipment                  1,227                 972
        Accretion on zero-coupon contingently convertible
         senior notes                                                  2,763               2,676
    Changes in assets and liabilities:
        Inventories                                                   16,363              11,646
        Accounts payable                                              24,777             (46,579)
        Income taxes payable                                           7,404              19,200
        Accrued employee compensation                                (13,289)             (7,505)
        Deferred gift card revenues                                   12,110              11,516
        Other current assets and other current liabilities           (12,353)             (1,845)
        Other assets and other long-term liabilities                   2,270                (917)
                                                                    --------            --------
    Net cash provided by operating activities                        137,407              76,592
                                                                    --------            --------

   Cash flows from investing activities:
    Purchase of property and equipment                               (76,587)            (63,899)
    Proceeds from sale of property and equipment                         875                 682
                                                                    --------            --------
    Net cash used in investing activities                            (75,712)            (63,217)
                                                                    --------            --------

   Cash flows from financing activities:
    Proceeds from issuance of long-term debt                         226,700             130,000
    Principal payments under long-term debt and other
     long-term obligations                                          (226,794)           (137,049)
    Proceeds from exercise of stock options                           28,456              43,768
    Purchases and retirement of common stock                         (87,094)            (18,299)
    Dividends on common stock                                        (11,333)             (5,373)
    Other                                                                 --                  (1)
                                                                    --------            --------
    Net cash (used in) provided by financing activities              (70,065)             13,046
                                                                    --------            --------

   Net (decrease) increase in cash and cash equivalents               (8,370)             26,421

   Cash and cash equivalents, beginning of period                     28,775              14,389
                                                                    --------            --------

   Cash and cash equivalents, end of period                         $ 20,405            $ 40,810
                                                                    ========            ========

   Supplemental disclosures of cash flow information:
   Cash paid during the six months for:
       Interest, net of amounts capitalized                         $    324            $    342
                                                                    ========            ========
       Income taxes                                                 $ 26,742            $ 12,600
                                                                    ========            ========

   See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages and share data)
(Unaudited)

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

     The condensed consolidated balance sheets as of January 28, 2005 and July 30, 2004 and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 28, 2005 and January 30, 2004, have been prepared by CBRL Group, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") without audit. In the opinion of management, all adjustments (consisting of normal and recurring items) for a fair presentation of such condensed consolidated financial statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 30, 2004 (the "2004 Form 10-K"). Because of certain financial statement restatements (see Note 3), the Company will be filing an amended 2004 Form 10-K after filing this Form 10-Q.

     References  in  these  Notes  to  the  Condensed   Consolidated   Financial
Statements to a year are to the Company's fiscal year unless otherwise noted.

2.  Recently Adopted Accounting Pronouncements
    ------------------------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"). EITF 04-8 requires the use of "if-converted" accounting for contingently convertible debt regardless of whether the contingencies allowing debt holders to convert have been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires retroactive restatement of prior period diluted net income per share. The adoption of EITF 04-8 resulted in the Company's zero-coupon contingently convertible senior notes (the "Senior Notes") (see Note 4 to the Company's Consolidated Financial Statements included in the 2004 Form 10-K for a description of these Senior Notes) representing a dilutive security and required approximately 4.6 million shares to be included in diluted weighted average shares outstanding for the calculation of diluted net income per share. Additionally, diluted consolidated net income per share, is calculated excluding the after-tax interest and financing expenses associated with the Senior Notes since these Senior Notes are treated as if converted into common stock although at the end of the second quarter, the Senior Notes were not actually able to be converted into common stock. The change in accounting affects only the calculation of diluted net income per share, and has no effect on the financial statements themselves or on the terms of the Senior Notes. See Note 3 for the impact of the Senior Notes on diluted net income per share for the three and six month periods ended January 30, 2004.

3. Restatement of Financial Statements
   -----------------------------------

     On February 17, 2005, the Company announced that it was restating certain prior financial results because of changes it made in the way it accounted for leases. The decision to restate was made following a review of its accounting policies that was prompted by views expressed on February 7, 2005 by the staff of the SEC (and similar restatements by numerous other companies in the restaurant, retail and other industries) that indicated that the manner in which the Company had been accounting for leases needed to be corrected.

     Prior to this review, the Company had believed that its accounting was consistent with GAAP. For purposes of recognizing rental expense, the Company had historically averaged its lease payments over the base term of the lease, excluding the optional renewal periods and initial build-out periods, during which it typically has not been required to make lease payments. For purposes of depreciating leasehold improvements, the Company had historically amortized the amounts over a longer period, including both the base term of the lease and the optional renewal periods.

     The Company has now determined that the period in which rental expense is recognized on a straight-line, or average, basis should include any pre-opening periods during construction for which the Company is legally obligated under the terms of the lease, and any optional renewal periods, for which at the inception of the lease, it is reasonably assured that the Company will exercise those renewal options. This lease period will be consistent with the period over which leasehold improvements are amortized.

     As a result, the Company has restated its historical condensed consolidated financial statements for the three and six months ended January 30, 2004 and the year ended July 30, 2004. These effects are summarized below, as well as the effects on diluted net income per share for each of these periods from the adoption of EITF 04-8, as discussed in Note 2.


                                                                CBRL GROUP, INC.
                                                        SELECTED INCOME STATEMENT DATA
                                                       (In thousands, except share data)
                                                                  (Unaudited)


                                                       Income                                             Basic        Diluted
                                                       before                  Basic net    Diluted     weighted       weighted
                                Total      Operating   income                 income per  net income     average       average
                               Revenue     income *    taxes*    Net income*    share *   per share**    shares        shares***
                               -------     --------    ------    -----------    -------   -----------    ------        ---------


Three months ended January
30, 2004
  As Previously Reported        $612,801    $47,444     $45,381      $29,001       $0.59      $0.57      49,528,995    51,124,390
  Lease Adjustment                    --       (553)       (553)        (353)      (0.01)     (0.01)             --            --
  EITF 04-8 Adjustment                --         --          --           --          --      (0.03)             --     4,582,788
                                --------    -------     -------      -------       -----      -----      ----------    ----------
  As Restated                   $612,801    $46,891     $44,828      $28,648       $0.58      $0.53      49,528,995    55,707,178
                                ========    =======     =======      =======       =====      =====      ==========    ==========

Six months ended
January 30, 2004
   As Previously Reported     $1,189,166    $93,461     $89,175      $57,161       $1.17      $1.13      48,825,432    50,579,980
   Lease Adjustment                   --     (1,034)     (1,034)        (662)      (0.01)     (0.02)             --            --
   EITF 04-8 Adjustment               --         --          --           --          --      (0.05)             --     4,582,788
                              ----------    -------     -------      -------       -----      -----      ----------    ----------
   As Restated                $1,189,166    $92,427     $88,141      $56,499       $1.16      $1.06      48,825,432    55,162,768
                              ==========    =======     =======      =======       =====      =====      ==========    ==========

*Reflects restatement effects for operating leases.
**Reflects restatement effects for operating leases and for the adoption of EITF 04-8.
***Reflects restatement effects for the adoption of EITF 04-8.

                                CBRL GROUP, INC.
                           SELECTED BALANCE SHEET DATA
                          (Unaudited and in thousands)

                                                    Period Ended
                                    ------------------------------------------

                                        July 30,                   July 30,
                                         2004                         2004
                                         ----                         ----
                                    (As Previously
                                       Reported)     Adjustment*  (As Restated)
       ASSETS
          Total current assets         $  203,040      $    --     $  203,040
          Net property and equipment    1,118,573           --      1,118,573
          Total other assets              113,249          842        114,091
                                       ----------      -------     ----------
          Total assets                 $1,434,862      $   842     $1,435,704
                                       ==========      =======     ==========

       LIABILITIES AND SHAREHOLDERS'
       EQUITY
         Total current liabilities     $  246,782      $(4,547)    $  242,235
         Long-term debt                   185,138           --        185,138
         Other long-term obligations      122,695       12,300        134,995
         Total shareholders' equity       880,247       (6,911)       873,336
                                       ----------      -------     ----------
         Total liabilities and
           shareholders' equity        $1,434,862      $   842     $1,435,704
                                       ==========      =======     ==========

       *Reflects restatement effects for operating leases

4. Summary of Significant Accounting Policies
   ------------------------------------------

     The significant accounting policies of the Company are included in the 2004 Form 10-K. During the quarter ended January 28, 2005, there were no significant changes to those accounting policies except those discussed in Notes 2 and 3.

     Property, Plant and Equipment - Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight-line and double-declining-balance methods over the estimated useful lives of the respective assets, as follows: buildings and improvements, 30-45 years; buildings under capital leases, 15-25 years; restaurant and other equipment, 3-10 years. Leasehold improvements are depreciated over 1-35 years, which represents the shorter of the useful lives or the related lease life. Accelerated depreciation methods generally are used for income tax purposes. Maintenance and repairs, including the replacement of minor items, are charged to expense, and major additions to property and equipment are capitalized. Gain or loss is recognized upon disposal of property and equipment, at which time the asset and related accumulated depreciation and amortization amounts are removed from the accounts.

     Operating leases - The Company has ground leases and office space leases that are recorded as operating leases. Most of the leases have rent escalation clauses and some have rent holiday and contingent rent provisions. In accordance with FASB Technical Bulletin ("FTB") No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," the liabilities under these leases are recognized on the straight-line basis over the shorter of the useful life, with a maximum of 35 years, or the related lease life. The Company now uses a lease life that generally begins on the date that the Company becomes legally obligated under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments, and generally extends through certain of the renewal periods that can be exercised at the Company's option, for which at the inception of the lease, it is reasonably asured that the Company will exercise those renewal options. Prior to the second quarter of 2005, the Company had used a lease life that did not include the optional renewal periods. In either case, the Company generally records rent expense over the lease life at a straight-line rent amount (see Note 3).

     Certain leases provide for rent holidays, which are included in the lease life used for the straight-line rent calculation in accordance with FTB No. 88-1, "Issues Relating to Accounting for Leases." Rent expense and an accrued rent liability are recorded during the rent holiday periods, during which the Company has possession of and access to the property, but is not required or obligated to, and normally does not, make rent payments.

     Certain leases provide for contingent rent, which is determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability and corresponding rent expense when sales have been achieved in amounts in excess of the specified levels.

     Stock-Based Compensation - The Company accounts for its stock based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and below is providing disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB Opinion No. 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant. The reported stock-based employee compensation expense, net of related tax effects, in the table represents the amortization of restricted stock grants to three executive officers of the Company.

     Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148, the Company's consolidated net income and net income per share would have been reduced to the pro-forma amounts illustrated as follows:

                                                      Quarter Ended                     Six Months Ended
                                                 -------------------------         -------------------------
                                                 January 28,   January 30,         January 28,   January 30,
                                                    2005          2004                2005          2004
                                                    ----          ----                ----          ----
                                                              (As Restated,                     (As Restated,
                                                                see Note 3)                      see Note 3)
Net income - as reported                          $32,578        $28,648             $62,508       $56,499
Add:  Total stock-based employee
     compensation included in reported
     net income, net of related tax effects            19             19                  38            37
Deduct: Total stock-based compensation
     expense determined under fair-value
     based method for all awards, net of
     tax effects                                   (2,026)        (2,661)             (4,524)       (5,367)
                                                  -------        -------             -------       -------
Pro forma, net income                             $30,571        $26,006             $58,022       $51,169
                                                  =======        =======             =======       =======

Net income per share:
          Basic - as reported                       $0.68          $0.58               $1.29         $1.16
                                                    =====          =====               =====         =====
          Basic - pro forma                         $0.64          $0.53               $1.20         $1.05
                                                    =====          =====               =====         =====

          Diluted - as reported                     $0.63          $0.53               $1.20         $1.06
                                                    =====          =====               =====         =====
          Diluted - pro forma                       $0.59          $0.49               $1.12         $0.97
                                                    =====          =====               =====         =====

5. Recent Accounting Pronouncements Not Yet Adopted
   ------------------------------------------------

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires that the cost of employee services received in exchange for equity instruments issued or liabilities incurred are recognized in the financial statements. Compensation cost will be measured using a fair-value-based method over the period that the employee provides service in exchange for the award. This statement will apply to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As disclosed in Note 4, based on the current assumptions and calculations used, had the Company recognized compensation expense based on the fair value of awards of equity instruments, net income would have been reduced by approximately $2,007 and $4,486 for the quarter and six-month periods ended January 28, 2005, respectively, and $2,642 and $5,330 for the quarter and six-month periods ended January 30, 2004, respectively.

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is still evaluating the effects of the adoption of this standard on the Company's consolidated results of operations or its financial position.

6.  Income Taxes
    ------------

     The provision for income taxes as a percent of pre-tax income was 34.2% in the second quarter of 2005 and 34.6% in the first six months of 2005 as compared to 36.1% and 35.9%, respectively, during the same periods a year ago and 35.9% for the entire year of 2004. The decrease in the tax rate for 2005 is based upon the estimated effect of the passage of the Work Opportunity and Welfare to Work federal tax credit legislation signed on October 22, 2004 retroactive to January 1, 2004. The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset by employer tax credits for FICA taxes paid on employee tip income and the tax credits above.

7.  Seasonality
    -----------

     Historically the consolidated net income of the Company typically has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season. Therefore, the results of operations for the quarter or six-month period ended January 28, 2005 cannot be considered indicative of the operating results for the entire year.

8.  Inventories
    -----------

     Inventories were comprised of the following at:

                                   January 28,       July 30,
                                      2005             2004
                                      ----             ----

                  Retail            $ 85,460         $104,148
                  Restaurant          21,180           19,800
                  Supplies            18,817           17,872
                                    --------         --------
                     Total          $125,457         $141,820
                                    ========         ========


9.  Consolidated Net Income Per Share and Weighted Average Shares
    --------------------------------------------------------------

     Basic consolidated net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. Additionally, diluted consolidated net income per share is calculated excluding the after-tax interest and financing expenses associated with the Senior Notes since these Senior Notes are treated as if converted into common stock (see Note
2). The Company's Senior Notes, outstanding employee and director stock options and restricted stock issued by the Company represent the only dilutive effects on diluted net income per share. The following table reconciles the components of the diluted net income per share computations:

                                                          Quarter Ended                       Six Months Ended
                                                   ---------------------------           --------------------------
                                                   January 28,       January 30,         January 28,    January 30,
                                                      2005              2004                2005           2004
                                                      ----              ----                ----           ----
                                                                    (As Restated,                      (As Restated,
                                                                     see Note 3)                         see Note 3)
Net income per share numerator:
     Net income                                      $32,578            $28,648           $62,508         $56,499
     Add:  Interest and loan acquisition costs
           associated with Senior Notes, net of
           related tax effects                         1,172              1,109             2,327           2,224
                                                     -------            -------           -------         -------
     Net income available to common shareholders     $33,750            $29,757           $64,835         $58,723
                                                     =======            =======           =======         =======

Net income per share denominator:
     Weighted average shares outstanding for
          basic net income per share              48,138,378         49,528,995        48,425,269      48,825,432
     Add Potential Dilution:
           Senior Notes                            4,582,788          4,582,788         4,582,788       4,582,788
           Stock options and restricted stock      1,095,832          1,595,395         1,078,828       1,754,548
                                                  ----------         ----------        ----------      ----------
     Weighted average shares outstanding for
          diluted net income per share            53,816,998         55,707,178        54,086,885      55,162,768
                                                  ==========         ==========        ==========      ==========

10.  Segment Reporting
     -----------------

     The Company manages its business on the basis of one reportable operating segment. Cracker Barrel Old Country Store(R) ("Cracker Barrel") units represent a single, integrated operation with two related and substantially integrated product lines. The operating expenses of the restaurant and retail product lines of a Cracker Barrel unit are shared and are indistinguishable in many respects. The chief operating decision-makers review operating results for both restaurant and retail operations on a combined basis. Likewise, Logan's Roadhouse(R) ("Logan's") units are restaurant operations and those operations have similar investment criteria and economic and operating characteristics as the operations of Cracker Barrel.

     All of the Company's operations are located within the United States. The following data are presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for all periods presented:





                                             Quarter Ended               Six Months Ended
                                        -------------------------    ------------------------
                                        January 28,    January 30,   January 28,  January 30,
                                           2005           2004          2005         2004
                                           ----           ----          ----         ----

Net sales in Company-owned stores:
  Restaurant                             $504,256       $457,019    $  998,469    $  913,539
  Retail                                  162,341        155,313       280,252       274,752
                                         --------       --------    ----------    ----------
   Total net sales                        666,597        612,332     1,278,721     1,188,291
Franchise fees and royalties                  592            469         1,121           875
                                         --------       --------    ----------    ----------
  Total revenue                          $667,189       $612,801    $1,279,842    $1,189,166
                                         ========       ========    ==========    ==========


11.  Impairment of Long-lived Assets
     -------------------------------

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying amount or fair value less costs to sell. The Company recorded no impairment losses in the quarters and six-months ended January 28, 2005 and January 30, 2004. In addition, at least annually the Company assesses the recoverability of goodwill. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ended January 28, 2005, and concluded at that time that there was no indication of impairment. This annual assessment is performed in the second quarter of each year. Additionally, an assessment is performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

12. Commitments and Contingencies
    -----------------------------

     As reported in the Company's Annual Report on Form 10-K for the year ended July 30, 2004, Cracker Barrel agreed, as of September 8, 2004, to settle certain litigation alleging violations of the Fair Labor Standards Act as well as allegations of discrimination in employment and public accommodations. The total payment agreed to by Cracker Barrel was $8,720, in full satisfaction of all claims (including attorneys' fees and costs) by the plaintiffs, of which $2,385 is still accrued and expected to be paid by the end of 2005.

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

     The Company makes trade commitments in the course of its normal operations. As of January 28, 2005 the Company was contingently liable for approximately $396 under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of 3 months or less and are used to collateralize obligations to third parties for the purchase of a portion of the Company's imported retail inventories. Additionally, the Company was contingently liable pursuant to standby letters of credit as credit guarantees to insurers. As of January 28, 2005 the Company had $30,186 of standby letters of credit related to workers' compensation and general liability insurance. All standby letters of credit are renewable annually.

     The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party and a second operating lease that has been sublet to a third party. The operating leases have remaining lives of approximately 8.7 and 11.7 years, respectively, with annual lease payments of approximately $350 and $100, respectively. Under the assigned lease the Company's performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee. Under the sublease the Company's performance is only required if the sublessee fails to perform his obligations as lessee. The Company has a remaining liability of $527 in the accompanying condensed consolidated financial statements for estimated amounts to be paid in case of non-performance by the sublessee.

13. Shareholders' Equity
    --------------------

     During the six-month period ended January 28, 2005, the Company received proceeds of $28,456 from the exercise of stock options on 1,384,205 shares of its common stock. During the six-month period ended January 28, 2005 the Company repurchased 2,287,500 shares of its common stock for an aggregate expenditure of $87,094. Since the Company's share repurchases exceeded the additional paid-in capital balance at the previous year end of $13,982 and the exercises of stock options during the six-month period ended January 28, 2005, the Company reduced retained earnings by $44,647, and reduced additional paid-in capital to zero at the end of the second quarter. These retired shares will remain as authorized, but unissued, shares. During the six-month period ended January 28, 2005, the Company paid a dividend of $0.11 per common share on September 1, 2004 (declared on July 29, 2004) and the Company paid a dividend of $0.12 per common share on November 1, 2004 (declared on September 23, 2004). Additionally, the Company declared a dividend of $0.12 per common share on November 23, 2004 that was paid on February 8, 2005 to shareholders of record on January 14, 2005. Finally, the Company declared a dividend of $0.12 per common share on February 24, 2005 to be paid on May 9, 2005 to shareholders of record on April 15, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     CBRL Group, Inc. and its subsidiaries (collectively, the "Company") are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store(R) ("Cracker Barrel") restaurant and retail concept and the Logan's Roadhouse(R) ("Logan's") restaurant concept. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except per share amounts. References in management's discussion and analysis of financial condition and results of operations to a year are to the Company's fiscal year unless otherwise noted. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition.

     This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. In addition, as discussed in Note 3 to the condensed consolidated financial statements, on February 17, 2005, the Company announced that it was changing the way in which it accounted for certain operating leases. The reasons for the restatement are described in
Note 3. When the Company made this announcement, it disclosed that, as a result, certain previously filed financial statements could no longer be relied upon. See the Company's Current Report on Form 8-K filed with the SEC on February 17, 2005, which is incorporated herein by this reference. The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the consolidated financial statements for the periods and as described in Note 3.

     The impacts of the restatement on the consolidated statements of income for the 2004, 2003, 2002, 2001, and 2000 fiscal years, all quarters of 2004 and first quarter of 2005 as well as the balance sheets, are summarized below, as well as the impact to diluted net income per share for each of these periods from the adoption of EITF 04-8, as discussed in Note 2:


                                                               CBRL GROUP, INC.
                                                     SELECTED ANNUAL INCOME STATEMENT DATA
                                                       (In thousands, except share data)
                                                                   (Unaudited)

                                                       Income                                              Basic         Diluted
                                                       before                  Basic net    Diluted net  weighted      weighted
                                Total     Operating    income                 income per    income per    average        average
                               Revenue     income *    taxes *   Net income*    share *       share**      shares       shares***
                               -------     --------    -------   -----------    -------       -------     ------        ---------
July 30, 2004
  As Previously Reported      $2,380,947   $185,136    $176,697     $113,262      $2.32        $2.25    48,877,306     50,369,845
  Lease Adjustment                    --     (2,149)     (2,149)      (1,377)     (0.03)       (0.02)           --             --
  EITF 04-8 Adjustment                --         --          --           --         --        (0.11)           --      4,582,788
                              ----------   --------    --------     --------      -----        -----    ----------     ----------
  As Restated                 $2,380,947   $182,987    $174,548     $111,885      $2.29        $2.12    48,877,306     54,952,633
                              ==========   ========    ========     ========      =====        =====    ==========     ==========

August 1, 2003
  As Previously Reported      $2,198,182   $174,081    $165,262     $106,529      $2.16        $2.09    49,274,373     50,998,339
  Lease Adjustment                    --     (2,203)     (2,203)      (1,421)     (0.03)       (0.03)           --             --
  EITF 04-8 Adjustment                --         --          --           --         --        (0.09)           --      4,582,788
                              ----------   --------    --------     --------      -----        -----    ----------     ----------
  As Restated                 $2,198,182   $171,878    $163,059     $105,108      $2.13        $1.97    49,274,373     55,581,127
                              ==========   ========    ========     ========      =====        =====    ==========     ==========

August 2, 2002
  As Previously Reported     $2,071,784   $149,300    $142,531     $ 91,789      $1.69        $1.64    54,198,845     56,090,940
  Lease Adjustment                   --     (2,090)     (2,090)      (1,345)     (0.02)       (0.03)           --             --
  EITF 04-8 Adjustment               --         --          --           --         --        (0.02)           --      1,535,989
                             ----------   --------    --------     --------      -----        -----    ----------     ----------
  As Restated                $2,071,784   $147,210    $140,441     $ 90,444      $1.67        $1.59    54,198,845     57,626,929
                             ==========   ========    ========     ========      =====        =====    ==========     ==========

August 3, 2001
  As Previously Reported     $1,967,998   $ 96,696    $ 84,464     $ 49,181      $0.88        $0.87    56,128,956     56,799,124
  Lease Adjustment                   --     (1,062)     (1,062)        (631)     (0.02)       (0.02)           --             --
  EITF 04-8 Adjustment               --         --          --           --         --           --            --             --
                             ----------   --------    --------     --------      -----        -----    ----------     ----------
  As Restated                $1,967,998   $ 95,634    $ 83,402     $ 48,550      $0.86        $0.85    56,128,956     56,799,124
                             ==========   ========    ========     ========      =====        =====    ==========     ==========

July 28, 2000
  As Previously  Reported    $1,777,119   $118,969    $ 94,705     $ 58,998      $1.02        $1.02    57,959,646     58,041,290
  Lease Adjustment                   --     (1,145)     (1,145)        (725)     (0.01)       (0.02)           --             --
  EITF 04-8 Adjustment               --         --          --           --         --           --            --             --
                             ----------   --------    --------     --------      -----        -----    -----------    ----------
  As Restated                $1,777,119   $117,824    $ 93,560     $ 58,273      $1.01        $1.00    57,959,646     58,041,290
                             ==========   ========    ========     ========      =====        =====    ==========     ==========

*Reflects restatement effects for operating leases, see Note 3.
**Reflects restatement effects for operating leases and for the adoption of EITF 04-8, see Notes 2 and 3.
***Reflects restatement effects for the adoption of EITF 04-8, see Note 2.



                                                                CBRL GROUP, INC.
                                                    SELECTED QUARTERLY INCOME STATEMENT DATA
                                                       (In thousands, except share data)
                                                                  (Unaudited)


                                                      Income                                              Basic        Diluted
                                                      before                  Basic net  Diluted net    weighted       weighted
                              Total      Operating    income                 income per   income per     average       average
                              Revenue     income *    taxes *   Net income*    share *     share**       shares       shares***
                              -------     --------    -------   -----------    -------     -------       ------       ---------
October 29, 2004
  As Previously Reported     $612,653     $48,672     $46,577     $30,275       $0.62       $0.61      48,712,161    49,773,983
  Lease Adjustment                 --        (529)       (529)       (345)      (0.01)      (0.01)             --            --
  EITF 04-8 Adjustment             --          --          --          --          --       (0.03)             --     4,582,788
                             --------     -------     -------     -------       -----       -----      ---------     ----------
  As Restated                $612,653     $48,143     $46,048     $29,930       $0.61       $0.57      48,712,161    54,356,771
                             ========     =======     =======     =======       =====       =====      ==========    ==========

July 30, 2004
  As Previously Reported     $607,499     $48,823     $46,677     $29,919       $0.61       $0.60      48,730,740    49,800,652
  Lease Adjustment                 --        (543)       (543)       (348)         --       (0.01)             --            --
  EITF 04-8 Adjustment             --          --          --          --          --       (0.03)             --     4,582,788
                             --------     -------     -------     -------       -----       -----      ----------    ----------
  As Restated                $607,499     $48,280     $46,134     $29,571       $0.61       $0.56      48,730,740    54,383,440
                             ========     =======     =======     =======       =====       =====      ==========    ==========

April 30, 2004
  As Previously Reported     $584,282     $42,852     $40,845     $26,182       $0.53      $0.52       49,127,619    50,518,767
  Lease Adjustment                 --        (572)       (572)       (367)         --      (0.01)              --            --
  EITF 04-8 Adjustment             --          --          --          --          --      (0.02)              --     4,582,788
                             --------     -------     -------     -------       -----      -----       ----------    ----------
  As Restated                $584,282     $42,280     $40,273     $25,815       $0.53      $0.49       49,127,619    55,101,555
                             ========     =======     =======     =======       =====      =====       ==========    ==========

January 30, 2004
  As Previously Reported     $612,801     $47,444     $45,381     $29,001       $0.59       $0.57      49,528,995    51,124,390
  Lease Adjustment                 --        (553)       (553)       (353)      (0.01)      (0.01)             --            --
  EITF 04-8 Adjustment             --          --          --          --          --       (0.03)             --     4,582,788
                             --------     -------     -------     -------       -----       -----      ----------    ----------
  As Restated                $612,801     $46,891     $44,828     $28,648       $0.58       $0.53      49,528,995    55,707,178
                             ========     =======     =======     =======       =====       =====      ==========    ==========

October 31, 2003
  As Previously Reported     $576,365     $46,017     $43,794     $28,160       $0.59       $0.56      48,121,869    50,035,570
  Lease Adjustment                 --        (481)       (481)       (309)      (0.01)      (0.01)             --            --
  EITF 04-8 Adjustment             --          --          --          --          --       (0.02)             --     4,582,788
                             --------   ---------     -------     -------       -----       -----      ----------    ----------
  As Restated                $576,365     $45,536     $43,313      $27,851      $0.58       $0.53      48,121,869    54,618,358
                             ========     =======     =======      =======      =====       =====      ==========    ==========

*Reflects restatement effects for operating leases, see Note 3.
**Reflects restatement effects for operating leases and for the adoption of EITF 04-8, see Notes 2 and 3.
***Reflects restatement effects for the adoption of EITF 04-8, see Note 2.


                                                         CBRL GROUP, INC.
                                                    SELECTED BALANCE SHEET DATA
                                                    (Unaudited and in thousands)

                                              Quarter Ended                                    Year Ended
                               ------------------------------------------      ---------------------------------------------
                                 October 29,                 October 29,           July 30,                      July 30,
                                   2004                         2004                2004                           2004
                                   ----                         ----                ----                           ----
                               (As Previously                                  (As Previously
                                  Reported)    Adjustment*   (As Restated)          Reported)    Adjustment*   (As Restated)
ASSETS
   Total current assets         $  225,129      $    --      $  225,129           $  203,040      $    --       $  203,040
   Net property and equipment    1,139,503           --       1,139,503            1,118,573           --        1,118,573
   Total other assets              117,496          842         118,338              113,249          842          114,091
                                ----------      -------      ----------           ----------      -------       ----------
   Total assets                 $1,482,128      $   842      $1,482,970           $1,434,862      $   842       $1,435,704
                                ==========      =======      ==========           ==========      =======       ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Total current liabilities     $  270,355      $(4,731)     $  265,624           $  246,782      $(4,547)      $  242,235
  Long-term debt                   206,520           --         206,520              185,138           --          185,138
  Other long-term obligations      127,711       12,829         140,540              122,695       12,300          134,995
  Total shareholders' equity       877,542       (7,256)        870,286              880,247       (6,911)         873,336
                                ----------      -------      ----------           ----------      -------       ----------
  Total liabilities and
    shareholders' equity        $1,482,128      $   842      $1,482,970           $1,434,862      $   842       $1,435,704
                                ==========      =======      ==========           ==========      =======       ==========

*Reflects restatement effects for operating leases, see Note 3.

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

     All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "outlook", "plans", "projection", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: the effects of uncertain consumer confidence or general or regional economic weakness on sales and customer travel activity; the ability of the Company to identify, acquire and sell successful new lines of retail merchandise; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; commodity, workers' compensation, group health and utility price changes; consumer behavior based on concerns over nutritional or safety aspects of the Company's products or restaurant food in general; competitive marketing and operational initiatives; the effects of plans intended to improve operational execution and performance; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting, tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; practical or psychological effects of terrorist acts or war and military or government responses; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; increases in construction costs; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; disruptions to the company's restaurant or retail supply chain; changes in foreign exchange rates affecting the Company's future retail inventory purchases; the actual results of pending or threatened litigation or governmental investigations; the costs and effects of negative publicity associated with Company operations or political or charitable activities; changes in accounting principles generally accepted in the United States of America or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; changes in interest rates affecting the Company's financing costs; and other factors described from time to time in the Company's filings with the SEC, press releases, and other communications.

Results of Operations
---------------------

     The   following   table   highlights   operating   results  by   percentage
relationships to total revenue for the quarter and six-month period ended January 28, 2005 as compared to the same period a year ago:

                                           Quarter Ended                   Six Months Ended
                                      ------------------------         ------------------------
                                      January 28,  January 30,         January 28,  January 30,
                                         2005         2004                2005          2004
                                         ----         ----                ----          ----
                                                  (As Restated,                    (As Restated,
                                                   see Note 3)                      see Note 3)

       Total revenue                     100.0%       100.0%             100.0%         100.0%

       Cost of goods sold                 35.4         34.8               34.1           33.6
                                         -----        -----              -----          -----
       Gross profit                       64.6         65.2               65.9           66.4

       Labor and other related expenses   34.9         35.8               35.9           36.5
       Other store operating expenses     17.0         16.8               17.0           16.8
                                         -----        -----              -----          -----
       Store operating income             12.7         12.6               13.0           13.1

       General and administrative          5.0          5.0                5.2            5.3
                                         -----        -----              -----          -----
       Operating income                    7.7          7.6                7.8            7.8

       Interest expense                    0.3          0.3                0.3            0.4
       Interest income                      --           --                 --             --
                                         -----        -----              -----          -----
       Income before income taxes          7.4          7.3                7.5            7.4

       Provision for income taxes         2.5           2.6                2.6            2.6
                                         -----        -----              -----          -----

       Net income                         4.9%          4.7%               4.9%          4.8%
                                         =====        =====              =====          =====

     The  following  table   highlights  the  components  of  total  revenue  by
percentage relationships to total revenue for the quarter and six-month period ended January 28, 2005 as compared to the same period a year ago:

                                           Quarter Ended                   Six Months Ended
                                      -------------------------       -------------------------
                                      January 28,   January 30,       January 28,    January 30,
                                         2005          2004              2005           2004
                                         ----          ----              ----           ----
       Net sales:
          Cracker Barrel restaurant      61.5%         61.8%              64.0%         64.1%
          Logan's                        14.1          12.8               14.0          12.7
                                        -----         -----              -----         -----
              Total restaurant           75.6          74.6               78.0          76.8
          Cracker Barrel retail          24.3          25.3               21.9          23.1
                                        -----         -----              -----         -----
              Total net sales            99.9          99.9               99.9          99.9
          Franchise fees and royalties    0.1           0.1                0.1           0.1
                                        -----         -----              -----         -----
              Total revenue             100.0%        100.0%             100.0%        100.0%
                                        ======        =====              =====         =====

     The following table highlights the units in operation and units added for the quarter and six-month period ended January 28, 2005 as compared to the same period a year ago:

                                             Quarter Ended               Six Months Ended
                                       -------------------------     ------------------------
                                       January 28,   January 30,     January 28,   January 30,
                                          2005          2004            2005          2004
                                          ----          ----            ----          ----
    Cracker Barrel Old Country Store:
       Open at beginning of period         509           484             504           480
       Opened during period                  5             4              10             8
                                           ---           ---             ---           ---
       Open at end of period               514           488             514           488
                                                         ===             ===           ===

    Logan's Roadhouse - company-owned:
       Open at beginning of period         114           101             107            96
       Opened during period                  4             2              11             7
                                           ---           ---             ---           ---
       Open at end of period               118           103             118           103
                                           ===           ===             ===           ===

    Logan's Roadhouse - franchised:
       Open at beginning of period          20            16              20            16
       Opened during period                  2             1               2             1
                                            --            --              --            --
       Open at end of period                22            17              22            17
                                            ==            ==              ==            ==

     Average comparable store sales includes sales of stores open at least six full quarters at the beginning of the quarter or six-month period ended January 28, 2005 and are measured on comparable calendar weeks in the prior year. The following table highlights average comparable store sales for the quarter and six-month period ended January 28, 2005 as compared to the same period a year ago:


                                         Quarter Ended                  Six Months Ended
                                    ------------------------       --------------------------
                                    January 28,   January 30,      January 28,    January 30,
                                       2005          2004             2005           2004
                                       ----          ----             ----           ----
Cracker Barrel (472 and 466 stores
for the quarter and six months,
respectively)
    Net sales:
      Restaurant                     $  804.1      $  779.0          $1,617.8     $1,574.1
      Retail                            314.5         315.6             545.8        560.0
                                     --------      --------          --------     --------
        Total net sales              $1,118.6      $1,094.6          $2,163.6     $2,134.1
                                     ========      ========          ========     ========

Logan's (96 and 93 restaurants for
the quarter and six months,
respectively)                          $793.7        $760.2          $1,561.9     $1,498.8
                                       ======        ======          ========     ========


Total Revenue

     Total revenue for the second quarter of 2005 increased 8.9% compared to the prior year second quarter. For the second quarter ended January 28, 2005, Cracker Barrel comparable store restaurant sales increased 3.2% and comparable store retail sales decreased 0.3% resulting in a combined comparable store sales (total net sales) increase of 2.2%. The comparable store restaurant sales increase consisted of a 4.1% average check increase for the quarter (including a 3.1% average menu price increase) and a 0.9% guest traffic decrease. We believe that the comparable store retail sales decrease is due to exceptionally strong retail sales in the prior year quarter (comparable store retail sales were up 7.0% in the prior year second quarter), uncertain consumer sentiment and reduced discretionary purchases, restaurant guest traffic decreases and weaker than expected response to the retail merchandise assortment. Logan's comparable restaurant sales (including alcohol) increased 4.4%, which consisted of a 4.0% average check increase (including a 3.3% average menu price increase) and a 0.4% guest traffic increase. Sales from newly opened Cracker Barrel stores and Logan's restaurants accounted for the balance of the total revenue increase in the second quarter.

     Total revenue for the six-month period ended January 28, 2005 increased 7.6% compared to the six-month period ended January 30, 2004. For the six-month period ended January 28, 2005, Cracker Barrel comparable store restaurant sales increased 2.8% and comparable store retail sales decreased 2.5% resulting in a combined comparable store sales (total net sales) increase of 1.4%. The comparable store restaurant sales increase consisted of a 3.6% average check increase for the six months (including a 2.5% net price increase effect) and a 0.8% guest traffic decrease. We believe that the comparable store retail sales decrease is related to exceptionally strong retail sales in the prior year six-month period (comparable retail sales were up 8.5% in the prior year six month period), restaurant guest traffic decrease, uncertain consumer sentiment and reduced discretionary purchases, weaker than expected response to the retail merchandise assortment, and the hurricanes in Florida during the first quarter of 2005. Logan's comparable restaurant sales increased 4.2%, which consisted of a 4.6% average check increase and a 0.4% guest traffic decrease. Sales from newly opened Cracker Barrel stores and Logan's restaurants primarily accounted for the balance of the total revenue increase in the six-month period ended January 28, 2005.

Cost of Goods Sold

     Cost of goods sold as a percentage of total revenue for the second quarter of 2005 increased to 35.4% from 34.8% in the second quarter of the prior year. This increase was due to higher commodity costs for beef, tomatoes, dairy, including eggs, pork and poultry and an obsolescence reserve addition of approximately $1,000 to reflect expected disposition of certain aged and slow-moving retail inventory at Cracker Barrel. These increases were partially offset by higher menu pricing versus the prior year and a lower percentage of retail sales that have a higher cost as a percent of sales.

     Cost of goods sold as a percentage of total revenue for the six-month period ended January 28, 2005 increased to 34.1% from 33.6% in the six-month period ended January 30, 2004. This increase was due to higher commodity costs for beef, dairy, including eggs, pork and poultry and an obsolescence reserve addition of approximately $1,000 to reflect expected disposition of certain aged and slow-moving retail inventory at Cracker Barrel. These increases were partially offset by higher menu pricing versus the prior year and a lower percentage of retail sales that have a higher cost as a percent of sales.

Labor and Other Related Expenses

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue decreased to 34.9% in the second quarter this year from 35.8% in the prior year. This decrease was due to lower restaurant and retail management compensation under unit-level bonus programs versus prior year, lower hourly labor expenses as a percent of revenue and higher menu pricing versus the prior year. The decrease in restaurant and retail management bonus accruals reflected relatively lower performance against financial objectives in the second quarter of 2005 versus the same period a year ago.

     Labor and other related expenses as a percentage of total revenue decreased to 35.9% in the six-month period ended January 28, 2005 as compared to 36.5% in the six-month period ended January 30, 2004. This decrease was due to lower restaurant and retail management compensation under unit-level bonus programs versus prior year, lower hourly labor expenses as a percent of revenue and higher menu pricing versus the prior year.

     Two states in which the Company operates, Illinois and New York, implemented increases in the state minimum wage effective January 1, 2005, including mandated increases in the minimum cash wage paid to tipped employees. Additionally, Florida is expected to implement similar increases in May of 2005. The Company expects these changes primarily to affect the third and fourth quarters of 2005. The Company is evaluating alternatives to deal with this increase in labor costs in these states. The estimated cost of the minimum wage increase on the Company is expected to be approximately $1,200 to $1,300 in the fourth quarter of 2005 and substantially less in the third quarter of 2005.

Other Store Operating Expenses

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses. Other store operating expenses as a percentage of total revenue increased to 17.0% in the second quarter of 2005 from 16.8% in the second quarter of the prior year. This increase was due to higher credit card fees, general insurance and advertising expenses as a percent of revenue. These increases are offset partially by a decrease in numerous miscellaneous expenses versus the prior year.

     Other store operating expenses as a percentage of total revenue increased to 17.0% in the six-month period ended January 28, 2005 as compared to 16.8% in the six-month period ended January 30, 2004. This increase was due to higher credit card fees, utilities, and general insurance as a percent of revenue. These increases in other store operating expenses were offset partially by higher menu pricing versus the prior year and a decrease in numerous miscellaneous expenses versus the prior year.

General and Administrative Expenses

     General and administrative expenses as a percentage of total revenue were 5.0% in both the second quarter of 2005 and in the second quarter of last year. General and administrative expenses remained constant as a percentage of total revenue due to increases in legal and audit fees versus the prior year offset by a non-recurring insurance recovery for certain insured losses.

     General and administrative expenses as a percentage of total revenue decreased to 5.2% in the six-month period ended January 28, 2005 as compared to 5.3% in the six-month period ended January 30, 2004. This decrease was due to lower bonus accruals and a non-recurring insurance recovery for certain insured losses received in the second quarter offset partially by higher payroll expenses, travel expenses and legal and audit fees versus the prior year.

Provision for Income Taxes

     The provision for income taxes as a percent of pre-tax income was 34.2% in the second quarter and 34.6% in the first six months of 2005 as compared to 36.1% in the second quarter a year ago and 35.9% in the first six months of 2004. The decrease in the tax rate for 2005 is based upon the estimated effect of the passage of the Work Opportunity and Welfare to Work federal tax credit legislation signed on October 22, 2004 retroactive to January 1, 2004. The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset by employer tax credits for FICA taxes paid on employee tip income and the tax credits above.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities provided net cash of $137,407 for the six-month period ended January 28, 2005, which represented an increase from the $76,592 provided during the same period a year ago. This increase was due to a significant increase in accounts payable in the first six months of 2005 versus prior year, as well as higher net income and depreciation, offset partially by a smaller increase in income taxes payable in the first six months of 2005 versus prior year. The changes in accounts payable and income taxes payable were due to timing of payments versus the prior year.

     The Company had negative working capital of $83,108 at January 28, 2005 versus negative working capital of $39,195 at July 30, 2004. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time. The larger negative working capital compared with July 30, 2004, reflected higher accounts payable, deferred gift card revenues and income taxes payable and lower cash and cash equivalents and inventories partially offset by lower accrued employee compensation.

     Capital expenditures were $76,587 for the six-month period ended January 28, 2005 as compared to $63,899 during the same period a year ago. Construction of new locations accounted for most of the expenditures. The increase from the prior year is due to the current year increase in the number of new locations under construction versus the prior year, the current year increase in owned versus leased land for new locations and the timing of maintenance and replacement capital expenditures for existing stores versus the same period a year ago. Capitalized interest was $180 and $361 for the quarter and six-month period ended January 28, 2005, as compared to $164 and $288 for the quarter and six-month period ended January 30, 2004. This difference was due to an increase in the average number of new locations under construction versus the same period a year ago.

     During the six-month period ended January 28, 2005 the Company repurchased 2,287,500 shares of its common stock for approximately $38.07 per share. As of January 28, 2005, the Company had 604,500 shares remaining under the current repurchase authorization. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete the remaining share repurchase authorization before the end of the third quarter of 2005, although there can be no assurance that such repurchase actually will be completed in that period of time.

     On February 25, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2,000,000 shares of the Company's common stock. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization during 2005, although there can be no assurance that such repurchase actually will be completed in that period of time. The Company's principal criteria for share repurchases are that they be accretive to net income per share and that they do not unfavorably affect the Company's investment grade debt rating and target capital structure.

     During the six-month period ended January 28, 2005, the Company received proceeds of $28,456 from the exercise of stock options on 1,384,205 shares of its common stock. During the six-month period ended January 28, 2005, the Company paid a dividend of $0.11 per common share on September 1, 2004 (declared on July 29, 2004) and the Company paid a dividend of $0.12 per common share on November 1, 2004 (declared on September 23, 2004). Additionally, the Company declared a dividend of $0.12 per common share on November 23, 2004 that was paid on February 8, 2005 to shareholders of record on January 14, 2005. Finally, the Company declared a dividend of $0.12 per common share on February 24, 2005 to be paid on May 9, 2005 to shareholders of record on April 15, 2005.

     The Company's internally generated cash and cash generated by option exercises, along with cash at July 30, 2004, the Company's availability under its Revolving Credit Facility and its real estate operating lease arrangements, were sufficient to finance all of its growth, share repurchase, dividend payment and working capital needs in the first six months of 2005.

     The Company estimates that its capital expenditures for 2005 will be approximately $165,000, most of which will be related to the construction of new Cracker Barrel and Logan's units. The Company, through internally generated cash and available borrowing capacity, expects to be able to meet its capital needs for the foreseeable future. The Company expects to open 25 new Cracker Barrel units in 2005, of which 13 have already opened. The Company also expects to open 17 new company-operated Logan's units in 2005, of which 12 have already opened.

     Management believes that cash at January 28, 2005, along with cash generated from the Company's operating activities and its available Revolving Credit Facility, as well as financing obtained through real estate operating leases, will be sufficient to finance its continued operations, its remaining share repurchase authorizations, its dividends and its continued expansion plans through 2005. At January 28, 2005, the Company had $300,000 available under its Revolving Credit Facility.

Critical Accounting Policies
----------------------------

     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended July 30, 2004 (the "2004 Form 10-K")). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Impairment of Long-Lived Assets

     The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or over the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from value impairment is recognized by a charge to earnings. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. In addition, at least annually the Company assesses the recoverability of goodwill. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ending January 28, 2005, and concluded at that time that there was no indication of impairment. This annual assessment is performed in the second quarter of each year. Additionally, an assessment is performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Insurance Reserves

     The Company self-insures a significant portion of expected losses under its workers' compensation, general liability and health insurance programs. The Company has purchased insurance for individual claims that exceed $250 for workers' compensation and general liability insurance prior to 2003, but increased this amount to $500 for 2003 and to $1,000 for certain coverages for 2004 and 2005. The Company elected not to purchase such insurance for its primary group health program, but its offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program. The Company records a liability for workers' compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company's third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual, actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on the actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. From time to time the Company has performed limited scope interim updates of its actuarial studies to verify and/or modify its reserves. The Company records a liability for its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by the Company's third-party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

Inventory Shrinkage

     Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. During the first quarter ended October 29, 2004, an estimate of shortages was recorded based on the physical inventory counts observed as the end of fiscal 2004. During the second quarter ended January 28, 2005, Cracker Barrel performed physical inventory counts in approximately 33% of its stores and in its retail distribution center. Actual shortages were recorded in the second quarter ended January 28, 2005 for those stores that were counted. An estimate of shortages was recorded for the remaining stores based on the results of the physical inventory counts at approximately 33% of its stores. Historically, physical inventory counts were observed in all stores and the retail distribution center during the second quarter, therefore actual inventory shortages were reflected in the second quarter of 2004 results. The 2005 estimated shortages will be adjusted to actual upon physical inventory counts in all stores and the retail distribution center during the fourth quarter of the 2005 and, although the Company believes the sampling approach to the mid-year inventory is materially accurate, could produce materially different amounts than estimated by the Company for the first and second quarters ended October 29, 2004 and January 28, 2005.

Tax Provision

     The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on current tax laws, the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its year-end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company's consolidated financial statements and its consolidated financial position (see Note 6 to the Company's Condensed Consolidated Financial Statements filed herein and Note 7 to the Company's Consolidated Financial Statements included in its 2004 Form 10-K).

Legal Proceedings

     As discussed in Note 12 to the Company's Condensed Consolidated Financial Statements contained in this Quarterly Report, the Company's principal subsidiaries have been involved in certain litigation that if resolved unfavorably could result in a material adverse effect upon the Company's results of operations. In addition to the litigation described in the preceding paragraph, the Company and its subsidiaries are parties to other legal proceedings incidental to their businesses. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the Company's consolidated results of operations or financial position.

Recent Accounting Pronouncements Not Yet Adopted
------------------------------------------------

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires that the cost of employee services received in exchange for equity instruments issued or liabilities incurred are recognized in the financial statements. Compensation cost will be measured using a fair-value-based method over the period that the employee provides service in exchange for the award. This statement will apply to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As disclosed in Note 5, based on the current assumptions and calculations used, had the Company recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $2,007 and $4,486 for the quarter and six-month period ended January 28, 2005, respectively, and $2,642 and $5,330 for the quarter and six-month period ended January 30, 2004, respectively.

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is still evaluating the effects of the adoption of this standard on the Company's consolidated results of operations or its financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Item 7A of the 2004 Form 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since July 30, 2004.

Item 4.  Controls and Procedures

     The Company's management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of January 28, 2005, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

     There have been no significant changes during the quarter ended January 28, 2005 in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

     On February 17, 2005, the Company announced that it was restating certain prior financial results because of changes it made in the way it accounted for leases. The decision to restate was made following a review of its accounting policies that was prompted by views expressed on February 7, 2005 by the staff of the SEC (and similar restatements by numerous other companies in the restaurant, retail and other industries) that indicated that the manner in which the Company had been accounting for leases needed to be corrected (see also Note 3 to the condensed consolidated unaudited financial statements). Prior to the Company's review, the Company believed that such accounting was consistent with generally accepted accounting principles. Some companies have indicated that such a change in accounting and resulting restatement is a material weakness in disclosure controls and procedures or in internal controls over financial reporting. The Company does not believe this to be the case in its situation, and the effects of the restatement were not material to the Company's financial position or the results of operations for any prior annual or quarterly period. The Company has discussed its conclusion with its independent registered public accounting firm. However, the Company is discussing the restatement in question in this Part I, Item 4 of this Quarterly Report out of an abundance of caution. No other changes were made in the Company's disclosure controls and procedures or in the Company's internal controls over financial reporting that address the issues raised by the change in lease accounting.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings
            -----------------

            Part I, Item 3 of the 2004 Form 10-K is incorporated herein by this reference.

            Item 7.01 of the Company's Current Report on Form 8-K filed with the SEC on September 9, 2004 is incorporated herein by this reference.

            See also Note 12 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item 1 of this Quarterly Report on Form 10-Q, which also is incorporated in this item by this reference.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

            There were no equity securities sold by the Company during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

            The following table sets forth information with respect to purchases of shares of the Company's common stock made during the quarter ended January 28, 2005 by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act:

                              Issuer Purchases of Equity Securities


                                                                       Total
                                                                       Number          Maximum
                                                                      of shares       Number of
                                                                    Purchased as     Shares that
                                                                       Part of       May Yet Be
                                                                       Publicly       Purchased
                                                                      Announced       Under the
                                   Total Number     Average           Plans or        Plans or
                                     of Shares    Price Paid Per      Programs)       Programs
                  Period           Purchased (1)    Share (2)          (3) (4)         (3)(4)
                  ------           -------------    ---------          -------         ------
            10/30/04 - 11/26/04          400,000       $37.89            400,000      1,392,000
            11/27/04 - 12/24/04          403,242       $40.86            403,242        988,758
            12/25/04 - 1/28/05           384,258       $40.57            384,258        604,500
            Total for the quarter      1,187,500       $39.76          1,187,500        604,500

            (1) All share repurchases were made in open-market transactions pursuant to publicly announced repurchase plans. This table excludes shares owned and tendered by employees to meet the exercise price of option exercises and shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers employee cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercises.

            (2) Average price paid per share is calculated on a settlement basis and includes commission.

            (3) As of January 28, 2005 the Company had 604,500 shares remaining under its previous 2 million share repurchase authorization announced in May 2004, with no expiration date.

            (4) On February 25, 2005, the Company announced that it had purchased an additional 483,419 shares under the previously announced authorizations, and that its Board of Directors has approved an additional new authorization of 2 million shares, with no expiration date.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended October 29, 2004 (filed with the SEC on December 3, 2004) is incorporated herein by this reference.

Item 6.     Exhibits
            --------

             See Exhibit Index immediately following the signature page hereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date: 3/9/05                       By /s/Lawrence E. White
      ------                          -----------------------------------------
                                      Lawrence E. White, Senior Vice President,
                                         Finance and Chief Financial Officer



Date: 3/9/05                       By /s/Patrick A. Scruggs
      ------                          -----------------------------------------
                                      Patrick A. Scruggs, Vice President,
                                         Accounting and Tax and Chief Accounting
                                         Officer

                                  EXHIBIT INDEX


Exhibit No.       Description

4.1 Third amendment, dated as of December 31, 2004, to the Indenture dated as of April 3, 2002, among the Company, the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee, relating to the Company's zero-coupon convertible senior notes (the "LYONs Indenture")

4.2               Fourth amendment, dated as of January 28, 2005, to the LYONs
                  Indenture (1)

31                Rule 13a-14(a)/15d-14(a) Certifications

32                Section 1350 Certifications




(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 2, 2005 (File No. 000-25225).