Form 10-K/A
period 2004-07-30
CBRL GROUP INC
filed 2005-03-30
CIK 1067294

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                [Amendment No. 1]


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X
                   --

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

                       Documents Incorporated by Reference
                       -----------------------------------

Document from which Portions                              Part of Form 10-K/A
are Incorporated by Reference                           into which incorporated
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

                                Explanatory Note

     In accordance with our Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on February 17, 2005, regarding our intent to restate our previously filed financial statements for corrections in accounting for leases, we are filing this Amendment No. 1 on Form 10-K/A (the "2004 Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended July 30, 2004, filed with the SEC on September 28, 2004 ("Original Filing" and the "2004 Form 10-K"). This 2004 Form 10-K/A is being filed to reflect certain restatements for changes in accounting for leases, in our i) consolidated statements of income, statements of changes in shareholders' equity and statements of cash flows for the years ended July 30, 2004, August 1, 2003 and August 2, 2002, ii) balance sheets as of July 30, 2004 and August 1, 2003, and
iii) related footnote disclosures.

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

     Prior to this review, the Company had believed that its accounting was consistent with generally accepted accounting principles in the United States ("GAAP"). For purposes of recognizing rental expense, the Company had historically averaged its lease payments over the base term of the lease, excluding the optional renewal periods and initial build-out periods, during which it typically has not been required to make lease payments. For purposes of depreciating leasehold improvements, the Company had historically amortized the amounts over a longer period, including both the base term of the lease and the optional renewal periods.

     The Company has now determined that the period in which rental expense is recognized on a straight-line, or average, basis should include any pre-opening periods during construction for which the Company is legally obligated under the terms of the lease, and any optional renewal periods, for which at the inception of the lease, it is reasonably assured that the Company will exercise those renewal options. This lease period will be consistent with the period over which leasehold improvements are amortized. See Note 2 to the accompanying consolidated financial statements for additional information on the restatement for changes in accounting for leases.

     In addition to the restatement for changes in accounting for leases, the Company has also made additional corrections as described below:

     The last paragraph in Part I, Item 3. Legal Proceedings, of the Original Filing hereby is replaced in its entirety and should read as follows:

                  "See also Note 10 to the Company's Consolidated Financial Statements filed or incorporated by reference into Part II,
                  Item 8 of this Annual Report on Form 10-K/A, which is also incorporated herein by this reference."

     Footnote (b) to Part II, Item 6. Selected Financial Data, of the Original Filing hereby is replaced in its entirety and should read as follows:

                  "(b) Comparable store sales consist of sales of units open six full quarters at the beginning of the year; and are measured on calendar weeks. Average unit volumes are normalized to 52 weeks for fiscal 2001."

     The description of the cash dividends declared line item on the face of the 2004 Consolidated Statement of Changes in Shareholders' Equity in Part II, Item
8. Financial Statements and Supplementary Data, of the Original Filing hereby is replaced in its entirety and should read as follows:

                   "Cash dividends declared - $.33 per share"

     The amount of "Other-net" for 2003 and 2002 in the reconciliation of the provision for income taxes to the provision computed at federal statutory income tax rate in Note 8 to the Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data, of the Original Filing hereby is replaced in its entirety and should read as follows:

                                             2003        2002
                                             ----        ----
                   "Other - net"              804         96


     For the convenience of the reader, the entire 2004 Form 10-K/A is being filed herein. Except as required to reflect the effects of the restatement for changes in accounting for leases and other modifications described above, information not affected remains unchanged and reflects the disclosures made at the time of the Original Filing of the Form 10-K on September 28, 2004. This Form 10-K/A does not describe other events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. This Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. Accordingly, this Form 10-K/A only amends and restates Item 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and rules promulated thereunder. The certifications of our Chief Executive Officer and Chief Financial Officer are filed as Exhibits 31(a) and (b) and 32 (a) and (b), respectively, to this 2004 Form 10-K/A.

     We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K (other than the 2004 Form 10-K) or our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to October 29, 2004. For this reason, the consolidated financial statements, independent registered public accounting firm reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

                                     PART I
                                                                           PAGE
                                                                           ----
ITEM 1.  BUSINESS                                                             7
ITEM 2.  PROPERTIES                                                          17
ITEM 3.  LEGAL PROCEEDINGS                                                   19
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 19


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES       22
ITEM 6.  SELECTED FINANCIAL DATA                                             22
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           22
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          22
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         22
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                 22
ITEM 9A. CONTROLS AND PROCEDURES                                             22
ITEM 9B. OTHER INFORMATION                                                   23

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  24
ITEM 11. EXECUTIVE COMPENSATION                                              24
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                      24
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      24
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                              24

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                          25

SIGNATURES                                                                   26

     Except for specific historical information, the matters discussed in this Form 10-K/A, as well as the 2004 Annual Report that is incorporated herein by reference, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of CBRL Group, Inc. to differ materially from those expressed or implied by those statements. All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions," "target," "guidance," "outlook," "plans," "projection," "may," "will," "would," "expect," "intend," "estimate," "anticipate," "believe," "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting (including but not limited to, accounting for convertible debt under Emerging Issues Task Force ("EITF") Issue Abstract No. 04-08), tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; the effects of uncertain consumer confidence or general or regional economic weakness on sales and customer travel activity; the ability of the Company to identify, acquire and sell successful new lines of retail merchandise; commodity and utility price changes; workers' compensation and group health costs and liabilities; consumer behavior based on concerns over nutritional or safety aspects of the Company's products or restaurant food in general; competitive marketing and operational initiatives; the effects of plans intended to improve operational execution and performance; the actual results of pending or threatened litigation or governmental investigations or charges and the costs and effects of negative publicity associated with these activities; practical or psychological effects of terrorist acts or war and military or government responses; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; disruptions to the Company's restaurant or retail supply chain; changes in foreign exchange rates affecting the Company's future retail inventory purchases; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; changes in accounting principles generally accepted in the United States of America or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; increases in construction costs; changes in interest rates affecting the Company's financing costs; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases, and other communications. References to years (e.g. "2004") are to the Company's fiscal year unless otherwise specified.


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

SEGMENT REPORTING

     The  Company  has  one  reportable  segment.  See  Notes  3  and  9 to  the consolidated financial statements contained in the 2004 Annual Report incorporated by reference in Part II of this 2004 Form 10-K/A for more information on segment reporting.

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

     See "Business-Operations" and "Business-Expansion" in Item I of this 2004 Form 10-K/A for additional information on the Company's and its subsidiaries' properties.

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

     See also Note 10 to the Company's Consolidated Financial Statements filed or incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K/A, which also is incorporated herein by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3), the following information is included in Part I of this 2004 Form 10-K/A.

Executive Officers of the Registrant
------------------------------------

     The following table sets forth certain information concerning the executive officers of the Company, as of September 28, 2004:

Name                                Age          Position with Registrant
----                                ---      -----------------------------------

Dan W. Evins                         69      Chairman of the Board

Michael A. Woodhouse                 59      President & Chief Executive Officer

Lawrence E. White                    54      Senior Vice President, Finance
                                             & Chief Financial Officer

James F. Blackstock                  57      Senior Vice President,
                                             General Counsel and Secretary

Norman J. Hill                       62      Senior Vice President, Human
                                             Resources

Patrick A. Scruggs                   40      Vice President, Accounting and Tax,
                                             & Chief Accounting Officer

Donald M. Turner                     56      President and Chief Operating
                                             Officer of Cracker Barrel Old
                                             Country Store, Inc.

Cyril J. Taylor                      50      Executive Vice President of Cracker
                                             Barrel Old Country Store, Inc.

David L. Gilbert                     47      Chief Administrative Officer of
                                             Cracker Barrel Old Country
                                             Store, Inc.

G. Thomas Vogel                      40      President and Chief Operating
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

     The table "Market Price and Dividend Information" contained in the 2004 Annual Report is incorporated herein by this reference. Item 12 of this 2004 Form 10-K/A is incorporated in this Item of this Report by this reference.

     During the fourth quarter of the year ended July 30, 2004, the Company did not acquire any of its own equity securities.

     On May 28, 2004, the Company announced a 2,000,000 share common stock repurchase program with no expiration date. As of July 30, 2004 the Company had open authorizations to repurchase 2,892,000 shares.


ITEM 6.  SELECTED FINANCIAL DATA

     The table "Selected Financial Data," contained in the Exhibit 99 to this Report, is incorporated into this Item of this Report by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Exhibit 99 to this Report, is incorporated into this Item of this Report by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Exhibit 99 to this Report, is incorporated into this Item of this Report by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements (and related footnotes) and Report of Independent Registered Public Accounting Firm, contained in Exhibit 99 to this Report, are incorporated into this Item of this Report by this reference.

     See Quarterly Financial Data (Unaudited) in Note 13 to the Consolidated Financial Statements.

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

     There have been no significant changes during the quarter ended July 30, 2004 in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

     On February 17, 2005, the Company announced that it was restating certain prior financial results because of changes it made in the way it accounted for leases. The decision to restate was made following a review of its accounting policies that was prompted by views expressed on February 7, 2005 by the staff of the SEC (and similar restatements by numerous other companies in the restaurant, retail and other industries) that indicated that the manner in which the Company had been accounting for leases needed to be corrected (see also Note 2 to the Consolidated Financial Statements). Prior to the Company's review, the Company believed that such accounting was consistent with generally accepted accounting principles. Some companies have indicated that such a change in accounting and resulting restatement is a material weakness in disclosure controls and procedures or in internal controls over financial reporting. The Company does not believe this to have been the case in its situation as of July 30, 2004, and the effects of the restatement were not material to the Company's financial position or the results of operations for any prior annual or quarterly period. The Company has discussed its conclusion with its independent registered public accounting firm. However, the Company is discussing the restatement in question in this Part I, Item 9A of this Annual Report out of an abundance of caution.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors of the Company is incorporated into this Item of this Report by this reference to the section entitled "Proposal 1: Election of Directors" in the 2004 Proxy Statement. The information required by this Item with respect to executive officers of the Company is set forth in Part I of this 2004 on Form 10-K/A.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Board of Directors and Committees" and "Executive Compensation" in the 2004 Proxy Statement. The matters labeled "Report of the Compensation and Stock Option Committee" and "Shareholder Return Performance Graph" are not, and shall not be deemed to be, incorporated by reference into this 2004 Form 10-K/A.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Fees Paid to Auditors" and "What is the Audit Committee's pre-approval policy and procedure with respect to audit and non-audit services provided by our auditors?" in the 2004 Proxy Statement. The remainder of the section entitled "Audit Committee Report" is not, and shall not be deemed to be, incorporated by reference into this 2004 Form 10-K/A.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) List of documents filed as part of this report:

          1. The following Consolidated Financial Statements (as restated) and the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP are included within Exhibit 99 to this 2004 Form 10-K/A and are incorporated into this Item of this Report by this reference:

                   Report of Independent Registered Public Accounting Firm dated September 23, 2004 (March 31, 2005 as to the effects of the restatement discussed in Note 2)

                   Consolidated Balance Sheet (As Restated) as of July 30, 2004 and August 1, 2003

                   Consolidated Statement of Income (As Restated) for each of the three fiscal years ended July 30, 2004, August 1, 2003 and August 2, 2002

                   Consolidated Statement of Changes in Shareholders'
                   Equity (As Restated) for each of the three fiscal years ended July 30, 2004, August 1, 2003 and August 2, 2002

                   Consolidated Statement of Cash Flows (As Restated) for each of the three fiscal years ended July 30, 2004, August 1, 2003 and August 2, 2002

                   Notes to Consolidated Financial Statements

          2. All schedules have been omitted since they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

          3. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CBRL GROUP, INC.

                                   By:  /s/Michael A. Woodhouse
                                        -----------------------
                                        Michael A. Woodhouse
                                        Chairman, President and Chief Executive
                                        Officer

                                        March 30, 2005

                                INDEX TO EXHIBITS

Exhibit
-------

3(I), 4(a)        Charter (1)

3(II), 4(b)       Bylaws (1)

4(c)              Shareholder Rights Agreement dated 9/7/1999 (2)

4(d) Indenture, dated as of April 3, 2002, among the Company, the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee, relating to the Company's zero-coupon convertible senior notes (the "LYONs Indenture")
                  (3)

4(e) Form of Certificate for the Company's zero-coupon convertible senior notes (included in the Indenture filed as Exhibit 4(e) hereof) (3)

4(f) Form of Guarantee of the Company's zero-coupon convertible senior notes (included in the Indenture filed as Exhibit 4(e) hereof) (3)

4(g)              First amendment, dated June 19, 2002, to the LYONs Indenture

4(h)              Second amendment, dated July 30, 2004, to the LYONs Indenture

4(i),10(a)        Credit Agreement dated 2/21/2003, relating to the $300,000,000
                  Revolving Credit Facility (4)

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

10(z)             CBRL Group, Inc. Long-Term Incentive Plan (3)

10(aa)            CBRL Group, Inc. Long-Term Incentive Summary Plan
                  Description (3)

21                Subsidiaries of the Registrant (13)

23 Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

31                Rule 13a-14(a)/15d-14(a) Certifications

32                Section 1350 Certifications

99 Information required by Part II, Items 6, 7, 7A and 8 of this Annual Report on Form 10-K/A.

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

(13) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 30, 2004 (File No. 000-25225).