Form 10-Q/A
period 2004-10-29
CBRL GROUP INC
filed 2005-03-30
CIK 1067294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

                                [Amendment No. 1]
                                    (Mark One)

               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended October 29, 2004

                                       or

               X Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                        48,164,365 Shares of Common Stock
                       Outstanding as of November 26, 2004

                                Explanatory Note

     In accordance with our Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on February 17, 2005, regarding our intent to restate our previously filed financial statements related to accounting for leases, we are filing this Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended October 29, 2004, as filed with the SEC on December 3, 2004 ("Original Filing"). This Form 10-Q/A is being filed to reflect certain restatements in accounting for leases, in our i) Condensed Consolidated Statements of Income for the quarters ended October 29, 2004 and October 31, 2003, ii) Condensed Consolidated Balance Sheets as of October 29, 2004 and July 30, 2004, iii) Condensed Consolidated Statements of Cash Flows for the quarters ended October 29, 2004 and October 31, 2003 and
iv) related footnote disclosures.

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

     The Company has now determined that the period in which rental expense is recognized on a straight-line, or average, basis should include any pre-opening periods during construction for which the Company is legally obligated under the terms of the lease, and any optional renewal periods, for which at the inception of the lease, it is reasonably assured that the Company will exercise those renewal options. This lease period will be consistent with the period over which leasehold improvements are amortized. See Note 2 to the accompanying condensed consolidated financial statements for additional information on the restatement in accounting for leases.

     Except as required to reflect the effects of the restatement in accounting for leases, no additional modifications or updates in this Form 10-Q/A have been made to the Original Filing on Form 10-Q. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing of the Form 10-Q on December 3, 2004. This Form 10-Q/A does not describe other events occurring after the Original Filing, including the exhibits, or modify or update those disclosures affected by subsequent events. This Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. Accordingly, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31(a) and (b) and 32 (a) and (b), respectively.

     Prior to filing this Form 10-Q/A, we filed an amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended July 30, 2004 (the "2004 10-K"), filed with the SEC on September 28, 2004, to reflect the restatement of the financial statements or financial data as of and for the periods included in the 2004 10-K. We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K (other than the 2004 10-K) or our Quarterly Reports on Form 10-Q for the periods prior to October 29, 2004. For this reason, the consolidated financial statements, independent registered public accounting firm reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

                                CBRL GROUP, INC.

                                   FORM 10-Q/A

                     For the Quarter Ended October 29, 2004

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

         Item 1
             Financial Statements (As Restated)
             a) Condensed Consolidated Balance Sheet as of
                October 29, 2004 and July 30, 2004 (Unaudited)                4

             b) Condensed Consolidated Statement of Income for the
                Quarters Ended October 29, 2004 and October 31, 2003
                (Unaudited)                                                   6

             c) Condensed Consolidated Statement of Cash Flows for the
                Quarters Ended October 29, 2004 and October 31, 2003
                (Unaudited)                                                   7

         Notes to Condensed Consolidated Financial Statements (Unaudited)     8

         Item 2
             Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       14

         Item 3
             Quantitative and Qualitative Disclosures About Market Risk      23

         Item 4
             Controls and Procedures                                         23

PART II.  OTHER INFORMATION

         Item 1
             Legal Proceedings                                               24

         Item 2
             Unregistered Sales of Equity Securities and Use of Proceeds     24

         Item 4
             Submission of Matters to a Vote of Security Holders             25

         Item 6
             Exhibits                                                        25

SIGNATURES                                                                   26

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)
                                   (Unaudited)

                                              October 29,          July 30,
                                                 2004                2004*
                                                 ----                -----
                                            (As Restated,
                                              see Note 2)
ASSETS
Current assets:
  Cash and cash equivalents                   $  16, 957          $  28,775
  Receivables                                     11,637              9,802
  Inventories                                    169,355            141,820
  Prepaid expenses                                12,906              8,369
  Deferred income taxes                           14,274             14,274
                                              ----------          ---------
     Total current assets                        225,129            203,040

Property and equipment                         1,538,235          1,502,314
Less: Accumulated depreciation and
  amortization of capital leases                 398,732            383,741
                                              ----------         ----------
Property and equipment - net                   1,139,503          1,118,573
                                              ----------         ----------

Goodwill                                          93,724             93,724
Other assets                                      24,614             20,367
                                              ----------         ----------

Total assets                                  $1,482,970         $1,435,704
                                              ==========         ==========
*This condensed consolidated balance sheet has been derived from the audited condolidated balance sheet as of July 30, 2004, as filed in the Company's July 30, 2004 Form 10-K/A.

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)
                                   (Unaudited)

                                              October 29,          July 30,
                                                 2004                2004*
                                                 ----                -----
                                             (As Restated,
                                              see Note 2))

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   85,389          $   53,295
  Income taxes payable                           24,717              18,571
  Accrued employee compensation                  36,622              49,466
  Other accrued expenses                        118,702             120,714
  Current maturities of long-term
    debt and other long-term obligations            194                 189
                                             ----------           ---------
       Total current liabilities                265,624             242,235
                                             ----------           ---------

Long-term debt                                  206,520             185,138
                                             ----------           ---------
Other long-term obligations                     140,540             134,995
                                             ----------           ---------

Commitments and Contingencies (Note 10)

Shareholders' equity:
  Preferred stock - 100,000 shares
    of $.01 par value authorized;
    no shares issued                                 --                  --
  Common stock - 400,000 shares of
    $.01 par value authorized; at
    October 29, 2004, 48,323 shares issued
    and outstanding and at July 30, 2004,
    48,769 shares issued and outstanding            483                 488
  Additional paid-in capital                         --              13,982
  Retained earnings                             869,803             858,866
                                             ----------           ---------
    Total shareholders' equity                  870,286             873,336
                                             ----------           ---------

Total liabilities and shareholders' equity   $1,482,970           $1,435,704
                                             ==========           ==========
See notes to unaudited condensed consolidated financial statements.
* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 30, 2004, as filed in the Company's July 30, 2004 Form 10-K/A.

                                CBRL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                     Quarter Ended
                                           --------------------------------
                                           October 29,          October 31,
                                              2004                 2003
                                              ----                 ----
                                          (As Restated,        (As Restated,
                                           see Note 2)           see Note 2)

      Total revenue                        $612,653               $576,365

      Cost of goods sold                    199,842                185,900
                                           --------               --------
      Gross profit                          412,811                390,465

      Labor and other related expenses      226,189                214,303
      Other store operating expenses        104,547                 97,206
                                           --------               --------
      Store operating income                 82,075                 78,956

      General and administrative             33,932                 33,420
                                           --------               --------
      Operating income                       48,143                 45,536

      Interest expense                        2,095                  2,223
                                           --------               --------
      Income before income taxes             46,048                 43,313

      Provision for income taxes             16,118                 15,462
                                           --------               --------
      Net income                           $ 29,930               $ 27,851
                                           ========               ========

      Net earnings per share:
            Basic                            $ 0.61                $  0.58
                                             ======                =======
            Diluted                          $ 0.60                $  0.55
                                             ======                =======

      Weighted average shares:
            Basic                            48,712                 48,122
                                             ======                 ======
            Diluted                          49,774                 50,036
                                            =======                 ======

See notes to unaudited condensed consolidated financial statements.

                                          CBRL GROUP, INC.
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (In thousands)
                                            (Unaudited)

                                                                      Quarter Ended
                                                            -----------------------------------
                                                            October 29,             October 31,
                                                               2004                    2003
                                                               ----                    ----
                                                           (As Restated,           (As Restated,
                                                            see Note 2)             see Note 2)
Cash flows from operating activities:
 Net income                                                  $ 29,930                 $ 27,851
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                             16,179                   15,191
     Loss on disposition of property and equipment                527                      238
     Accretion on zero-coupon contingently convertible
      senior notes                                              1,382                    1,338
 Changes in assets and liabilities:
     Inventories                                              (27,535)                 (27,720)
     Accounts payable                                          32,094                  (18,758)
     Income taxes payable                                       6,146                   15,367
     Accrued employee compensation                            (12,844)                  (6,600)
     Other current assets and other current liabilities        (8,937)                     606
     Other assets and other long-term liabilities                 900                   (2,255)
                                                             --------                 --------
 Net cash provided by operating activities                     37,842                    5,258
                                                             --------                 --------

Cash flows from investing activities:
 Purchase of property and equipment                           (37,369)                 (29,683)
 Proceeds from sale of property and equipment                     184                      100
                                                             --------                 --------
 Net cash used in investing activities                        (37,185)                 (29,583)
                                                                   --                 --------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                     108,200                  130,000
 Principal payments under long-term debt and other
  long-term obligations                                       (88,248)                (122,025)
 Proceeds from exercise of stock options                       12,811                   18,616
 Purchases and retirement of common stock                     (39,873)                      --
 Dividends on common stock                                     (5,365)                      --
 Other                                                             --                     (533)
                                                             --------                 --------
 Net cash (used in) provided by financing activities          (12,475)                  26,058
                                                             --------                 --------

Net (decrease) increase in cash and cash equivalents          (11,818)                   1,733

Cash and cash equivalents, beginning of period                 28,775                   14,389
                                                             --------                 --------

Cash and cash equivalents, end of period                     $ 16,957                 $ 16,122
                                                             ========                 ========

Supplemental disclosures of cash flow information:
Cash paid during the three months for:
  Interest                                                   $    182                 $    344
                                                             ========                 ========
  Income taxes                                               $ 10,843                 $    250
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

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

     The condensed consolidated balance sheets as of October 29, 2004 and July 30, 2004 and the related condensed consolidated statements of income and cash flows for the quarters ended October 29, 2004 and October 31, 2003, have been prepared by CBRL Group, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") without audit. In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended July 30, 2004 (the "2004 Form 10-K/A"). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2004 Form 10-K/A.

     References  in  these  Notes  to  the  Condensed   Consolidated   Financial
Statements to a year are to the Company's fiscal year unless otherwise noted.

2.  Restatement of Financial Statements
    -----------------------------------

     This note should be read in conjunction with Note 2 to the Company's Consolidated Financial Statements contained in its 2004 Form 10-K/A.

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

     As a result, the Company has restated its historical condensed consolidated financial statements for the quarters ended October 29, 2004 and October 31, 2003 and the year ended July 30, 2004. These effects are summarized below:



                                                                     CBRL GROUP, INC.
                                                              SELECTED INCOME STATEMENT DATA
                                                             (In thousands, except share data)
                                                                       (Unaudited)



                                                                                                               Basic       Diluted
                                                          Income                    Basic net  Diluted net   weighted     weighted
                                Total       Operating     before                   income per   income per    average      average
                               Revenue       income    income taxes   Net income      share       share       shares       shares
                               -------       -------          -----   ----------      -----       -----       ------       ------
Three months ended
October 29, 2004
   As Previously Reported      $612,653      $48,672       $46,577       $30,275       $0.62       $0.61    48,712,161   49,773,983
   Lease Adjustment                  --         (529)         (529)         (345)      (0.01)      (0.01)           --           --
                               --------      -------       -------       -------       -----       -----    ----------   ----------
   As Restated                 $612,653      $48,143       $46,048       $29,930       $0.61       $0.60    48,712,161   49,773,983
                               ========      =======       =======       =======       =====       =====    ==========   ==========

Three months ended
October 31, 2003
   As Previously Reported      $576,365      $46,017       $43,794       $28,160       $0.59       $0.56    48,121,869   50,035,570
   Lease Adjustment                  --         (481)         (481)         (309)      (0.01)      (0.01)           --           --
                               --------      -------       -------       -------       -----       -----    ----------   ----------
   As Restated                 $576,365      $45,536       $43,313       $27,851       $0.58       $0.55    48,121,869   50,035,570
                               ========      =======       =======       =======       =====       =====    ==========   ==========



                                CBRL GROUP, INC.
                           SELECTED BALANCE SHEET DATA
                          (Unaudited and in thousands)

                                                     Period Ended
                                        --------------------------------------
                                        October 29,                October 29,
                                           2004                       2004
                                           ----                       ----
                                     (As Previously
                                         Reported)   Adjustment   (As Restated)
 ASSETS
   Total current assets                $  225,129     $    --      $  225,129
   Net property and equipment           1,139,503          --       1,139,503
   Total other assets                     117,496         842         118,338
                                       ----------     -------      ----------
   Total assets                        $1,482,128     $   842      $1,482,970
                                       ==========     =======      ==========

 LIABILITIES AND SHAREHOLDERS'
 EQUITY
   Total current liabilities           $  270,355     $(4,731)     $  265,624
   Long-term debt                         206,520          --         206,520
   Other long-term obligations            127,711      12,829         140,540
   Total shareholders' equity             877,542      (7,256)        870,286
                                       ----------     -------      ----------
   Total liabilities and
     shareholders' equity              $1,482,128     $   842      $1,482,970
                                       ==========     =======      ==========

     Certain amounts in Notes 3 and 7 have been restated to reflect the restatement adjustments described above. The restatement adjustments did not affect net cash flows provided by or used in operating, investing or financing activities.

3. Summary of Significant Accounting Policies
   ------------------------------------------

     The significant accounting policies of the Company are included in the 2004 Form 10-K/A. During the quarter ended October 29, 2004, there were no significant changes to those accounting policies.

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

     Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148, the Company's consolidated net income and net income per share would have been reduced to the pro-forma amounts illustrated as follows:

                                                              Quarter Ended
                                                     -------------------------------
                                                     October 29,         October 31,
                                                        2004                2003
                                                        ----                ----
                                                    (as restated,      (as restated,
                                                     see Note 2)         see Note 2)

 Net income - as reported                               $29,930          $27,851
 Add:  Total stock-based employee
      compensation included in reported
      net income, net of related tax effects                 19               19
 Deduct: Total stock-based compensation
      expense determined under fair-value
      based method for all awards, net of
      related tax effects                                (2,498)          (2,715)
                                                        -------          -------
 Pro forma, net income                                  $27,451          $25,155
                                                        =======          =======

 Net income per share:
      Basic - as reported                                 $0.61            $0.58
                                                          =====            =====
      Basic - pro forma                                   $0.56            $0.52
                                                          =====            =====

      Diluted - as reported                               $0.60            $0.55
                                                          =====            =====
      Diluted - pro forma                                 $0.55            $0.50
                                                          =====            =====

4.  Income Taxes
    ------------

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

5.  Seasonality
    -----------

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
                                      ========         ========

7.  Consolidated Net Income Per Share and Weighted Average Shares
    -------------------------------------------------------------

     Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. The Company's zero-coupon convertible senior notes (the "Senior Notes") (see Note 4 to the Company's Consolidated Financial Statements included in the 2004 Form 10-K/A for a description of these Senior Notes) represent 4.6 million potential dilutive shares at October 29, 2004. The effect of the assumed conversion of the Senior Notes has been excluded from the calculation of diluted net income per share for the quarter ended October 29, 2004 because none of the conditions that permit conversion were satisfied during the reporting period. Outstanding employee and director stock options and restricted stock issued by the Company represent the only dilutive security reflected in diluted weighted average shares.

     The Financial Accounting Standards Board ("FASB") recently ratified Emerging Issues Task Force ("EITF") Issue No. 04-8, which requires "if-converted" accounting for contingently convertible debt regardless of whether the contingencies allowing debt holders to convert have been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires retroactive restatement of prior period diluted earnings per share for comparative purposes. The rule change will require the Company to include approximately 4.6 million shares in diluted shares outstanding related to its Senior Notes and deduct from net income the interest and financing costs associated with this debt in calculating diluted net income per share. The change in accounting will have no effect on the terms of the Senior Notes, nor the Company's operations or consolidated financial statements, other than the calculation of diluted net income per share. The table below shows the restatement effect of EITF 04-8 on diluted net income per share as restated for leases for the first quarter of 2004 and 2005.

                                                      Quarter Ended
                                             -------------------------------
                                             October 29,         October 31,
                                                2004                2003
                                                ----                ----
        Diluted net income per share
         - as restated                         $0.60               $0.55

        Diluted net income per share
         - pro-forma                           $0.57               $0.53

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

10.  Commitments and Contingencies
     -----------------------------

     As reported in the 2004 Form 10-K/A, Cracker Barrel agreed, as of September 8, 2004, to settle certain litigation alleging violations of the Fair Labor Standards Act as well as allegations of discrimination in employment and public accommodations. The total payment agreed to by Cracker Barrel was $8,720
(including $3,500 accrued in 2001), in full satisfaction of all claims (including attorneys' fees and costs) by the plaintiffs.

     Logan's is subject to a lawsuit captioned Joey E. Barlow v. Logan's Roadhouse, Inc., in the United States District Court for the Middle District of Tennessee (Case No. 3-03-0821), filed September 8, 2003. The case is a putative collective action alleging violations of the federal wage and hour laws, although it has not yet been certified as such. The complaint alleges that the plaintiff and 66 opt-in hourly employees at one Logan's restaurant in Macon, Georgia were subjected to various violations, including being required to work "off the clock," having hours "shaved" (reduced in the computer), and in the case of tipped employees, being required to perform excessive non-server duties without being paid the minimum wage or overtime compensation for that work. The case seeks recovery of unpaid compensation, plus an equal amount of liquidated damages, prejudgment interest, attorney's fees and costs, and unspecified injunctive relief. Substantial discovery has not yet been completed, and the Company denies that Logan's engaged in any of the alleged unlawful employment practices and intends to vigorously defend the case. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. If, however, this litigation were to be resolved unfavorably, it could result in a material adverse effect upon the Company's results of operations and financial position.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     CBRL Group, Inc. and its subsidiaries (collectively, the "Company") are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store(R) ("Cracker Barrel") restaurant and retail concept and the Logan's Roadhouse(R) ("Logan's") restaurant concept. All amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q/A are shown in thousands, except percentages and dollar amounts per share. References in management's discussion and analysis of financial condition and results of operations to a year are to the Company's fiscal year unless otherwise noted. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q/A and (ii) the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 30, 2004 (the "2004 Form 10-K/A"). All applicable disclosures in the following discussion have been modified to reflect the restatement described in Note 2. Except for specific historical information, many of the matters discussed in this Quarterly Report on Form 10-Q/A may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by this discussion.

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

Results of Operations
---------------------

     The   following   table   highlights   operating   results  by   percentage
relationships to total revenue for the quarter ended October 29, 2004 as compared to the same period a year ago:


                                                         Quarter Ended
                                                  ---------------------------
                                                  October 29,     October 31,
                                                     2004            2003
                                                     ----            ----
                                                (As Restated,    (As Restated,
                                                 see Note 2)      see Note 2)

           Total revenue                            100.0%          100.0%

           Cost of goods sold                        32.6            32.2
                                                    -----           -----
           Gross profit                              67.4            67.8

           Labor and other related expenses          36.9            37.2
           Other store operating expenses            17.1            16.9
                                                    -----           -----
           Store operating income                    13.4            13.7

           General and administrative                 5.6             5.8
                                                    -----           -----
           Operating income                           7.8             7.9

           Interest expense                           0.3             0.4
                                                    -----           -----
           Income before income taxes                 7.5             7.5

           Provision for income taxes                 2.6             2.7
                                                    -----           -----

           Net income                                 4.9%            4.8%
                                                    =====           ======

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
                                                    =====           =====

     The following table highlights the units in operation and units added for the quarter ended October 29, 2004 as compared to the same period a year ago:

                                                        Quarter Ended
                                                  --------------------------
                                                  October 29,     October 31,
                                                     2004            2003
                                                     ----            ----
           Cracker Barrel Old Country Store:
              Open at beginning of period             504             480
              Opened during period                      5               4
                                                      ---             ---
              Open at end of period                   509             484
                                                      ===             ===

           Logan's Roadhouse - company-owned:
              Open at beginning of period             107              96
              Opened during period                      7               5
                                                      ---             ---
              Open at end of period                   114             101
                                                      ===             ===

           Logan's Roadhouse - franchised:
              Open at beginning of period              20              16
              Opened during period                      0               0
                                                       --              --
              Open at end of period                    20              16
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

                     Average Comparable Store Sales Analysis

                                                       Quarter Ended
                                                ---------------------------
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

Other Store Operating Expenses

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses. Other store operating expenses as a percentage of total revenue increased to 17.1% in the first quarter of 2005 from 16.9% in the first quarter of last year. This increase was due to higher utilities, credit card fees and pre-opening expenses as a percent of revenue and included approximately $500 related to hurricane damage and cleanup (with approximately $100 additional related expense in cost of goods sold and labor and related expenses). These increases are offset partially by a decrease in advertising as a percent of revenue, which was due to the timing of advertising at Cracker Barrel in 2005 versus the prior year, and higher menu pricing versus the prior year.

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

     The Company had negative working capital of $40,495 at October 29, 2004 versus negative working capital of $39,195 at July 30, 2004. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time. The larger negative working capital compared with July 30, 2004, reflected higher accounts payable and income taxes payable and lower cash and cash equivalents partially offset by higher inventories and prepaid expenses and lower accrued employee compensation.

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

Recent Accounting Pronouncements Not Yet Adopted
------------------------------------------------

     The FASB recently ratified EITF Issue No. 04-8, which requires "if-converted" accounting for contingently convertible debt regardless of whether the contingencies allowing debt holders to convert have been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires retroactive restatement of prior period diluted earnings per share for comparative purposes. The rule change will require the Company to include approximately 4.6 million shares in diluted shares outstanding related to its convertible debt and deduct from net income the interest and financing costs associated with this debt in calculating diluted net income per share. The change in accounting will have no effect on the terms of the convertible debt, nor the Company's operations or consolidated financial statements, other than the calculation of diluted net income per share. The table below shows the proforma effect of adopting EITF 04-8 on diluted net income per share, as restated for changes made in the way the Company accounts for leases, for the full years of 2002, 2003, and 2004, and each quarter of 2004 as well as the first quarter of 2005.

                                      Year Ended                                       Quarter Ended
                               -----------------------       ----------------------------------------------------------------------
                                                             October 29,     July 30,     April 30,     January 30,     October 31,
                               2004      2003     2002          2004           2004          2004           2004           2003
                               ----      ----     ----          ----           ----          ----           ----           ----
Diluted net income per
share - as restated           $2.23     $2.06    $1.61          $0.60         $0.59         $0.51          $0.56          $0.55

Diluted net income per
share - pro-forma             $2.12     $1.97    $1.59          $0.57         $0.56         $0.49          $0.53          $0.53

     The Company estimates the effect of the "if-converted" accounting treatment for contingently convertible debt to have an estimated impact on diluted net income per share of approximately $0.03 in the second and third quarters of 2005 and approximately $0.05 in the fourth quarter of 2005.

Critical Accounting Policies
----------------------------

     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 3 to the 2004 Form 10-K/A). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

Tax Provision

     The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on current tax laws, the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its year-end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company's consolidated financial statements and its consolidated financial position (see Note 4 to the Company's Condensed Consolidated Financial Statements filed herein and Note 8 to the 2004 Form 10-K/A).

Legal Proceedings

     As discussed in Note 10 to the Company's Condensed Consolidated Financial Statements contained in this Quarterly Report, the Company reported that its principal subsidiaries have been involved in certain litigation that if resolved unfavorably could result in a material adverse effect upon the Company's results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Item 7A of the 2004 Form 10-K/A is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since July 30, 2004.

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

     There have been no significant changes during the quarter ended October 29, 2004 in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

     On February 17, 2005, the Company announced that it was restating certain prior financial results because of changes it made in the way it accounted for leases. The decision to restate was made following a review of its accounting policies that was prompted by views expressed on February 7, 2005 by the staff of the SEC (and similar restatements by numerous other companies in the restaurant, retail and other industries) that indicated that the manner in which the Company had been accounting for leases needed to be corrected (see also Note 2 to the condensed consolidated unaudited financial statements). Prior to the Company's review, the Company believed that such accounting was consistent with generally accepted accounting principles. Some companies have indicated that such a change in accounting and resulting restatement is a material weakness in disclosure controls and procedures or in internal controls over financial reporting. The Company does not believe this to be the case in its situation as of October 29, 2004, and the effects of the restatement were not material to the Company's financial position or the results of operations for any prior annual or quarterly period. The Company has discussed its conclusion with its independent registered public accounting firm. However, the Company is discussing the restatement in question in this Part I, Item 4 of this Quarterly Report out of an abundance of caution.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          Part I, Item 3 of the 2004 Form 10-K/A is incorporated herein by this reference.

          Item 7.01 of the Company's Current Report on Form 8-K filed with the SEC on September 9, 2004 is incorporated herein by this reference.

          See also Note 10 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item 1 of this Quarterly Report on Form 10-Q/A, which also is incorporated in this item by this reference.

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

                             Issuer Purchases of Equity Securities

                                                                        Total
                                                                        Number         Maximum
                                                                       of Shares      Number of
                                                                     Purchased as     Shares that
                                                                       Part of        May Yet Be
                                                                       Publicly       Purchased
                                   Total Number        Average         Announced      Under the
                                    of Shares         Price Paid        Plans or       Plans or
                Period             Purchased(1)      Per Share(2)      Programs(3)    Programs(3)
                ------             ------------      -----------       ----------     ----------
          7/31/04 - 8/27/04                   0               --                0      2,892,000
          8/28/04 - 9/24/04                   0               --                0      2,892,000
          9/25/04 - 10/29/04          1,100,000           $36.25        1,100,000      1,792,000
          Total for the quarter       1,100,000           $36.25        1,100,000      1,792,000

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





                                CBRL GROUP, INC.



Date: 3/30/05                       By /s/Lawrence E. White
      -------                          --------------------
                                       Lawrence E. White, Senior Vice President,
                                         Financeand Chief Financial Officer



Date: 3/30/05                       By /s/Patrick A. Scruggs
      -------                          ---------------------
                                       Patrick A. Scruggs, Vice President,
                                         Accounting and Tax and Chief
                                         Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.     Description

10.1            Letter agreement with Dan W. Evins (1)

10.2            FY 05 Mid-Term Incentive and Retention Plan (1)

10.3            CBRL 2005 Annual Bonus Plan (1)

31              Rule 13a-14(a)/15d-14(a) Certifications

32              Section 1350 Certifications


(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarterly period ended October 29, 2004 (File No. 000-25225) as filed on December 3, 2004.