Form 10-Q
period 2005-04-29
CBRL GROUP INC
filed 2005-06-03
CIK 1067294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                (Mark One)

                X Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 29, 2005

                                       or

                  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Transition Period from ________ to _______.

                        Commission file number 000-25225

                                CBRL GROUP, INC.
                          (Exact Name of Registrant as
                            Specified in Its Charter)

            Tennessee                                             62-1749513
---------------------------------                            -------------------
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

                        46,806,687 Shares of Common Stock
                         Outstanding as of May 27, 2005

                                            CBRL GROUP, INC.

                                                FORM 10-Q

                                  For the Quarter Ended April 29, 2005

                                                  INDEX

PART I.  FINANCIAL INFORMATION                                                                                   Page
                                                                                                                 ----
         Item 1
         o   Financial Statements (Unaudited)
          a) Condensed Consolidated Balance Sheet as of April 29, 2005 and July 30, 2004                            3
          b) Condensed Consolidated Statement of Income for the Quarters and Nine
               Months Ended April 29, 2005 and April 30, 2004                                                       5
          c) Condensed Consolidated Statement of Cash Flows for the Nine Months
               Ended April 29, 2005 and April 30, 2004                                                              6
          d) Notes to Condensed Consolidated Financial Statements                                                   7

         Item 2
         o   Management's Discussion and Analysis of Financial Condition and Results of Operations                 14

         Item 3
         o   Quantitative and Qualitative Disclosures About Market Risk                                            24

         Item 4
         o   Controls and Procedures                                                                               24

PART II.  OTHER INFORMATION

         Item 1
         o   Legal Proceedings                                                                                     25

         Item 2
         o   Unregistered Sales of Equity Securities and Use of Proceeds                                           25

         Item 6
         o   Exhibits                                                                                              26

SIGNATURES                                                                                                         27

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                April 29,           July 30,
                                                  2005                2004*
                                                  ----                ----
ASSETS
Current assets:
  Cash and cash equivalents                    $   21,415        $   28,775
  Receivables                                      15,166             9,802
  Inventories                                     124,956           141,820
  Prepaid expenses                                 10,369             8,369
  Deferred income taxes                            14,274            14,274
                                               ----------        ----------
     Total current assets                         186,180           203,040

Property and equipment                          1,620,392         1,502,314
Less: Accumulated depreciation and
          amortization of capital leases          429,808           383,741
                                               ----------        ----------
Property and equipment - net                    1,190,584         1,118,573
Goodwill                                           93,724            93,724
Other assets                                       25,768            20,367
                                               ----------        ----------

Total assets                                   $1,496,256        $1,435,704
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

                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                April 29,          July 30,
                                                  2005               2004*
                                                  ----               ----


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   99,568        $   53,295
  Income taxes payable                             39,331            18,571
  Other accrued expenses                          167,287           170,180
  Current maturities of long-term debt
     and other long-term obligations                  205               189
                                               ----------        ----------
      Total current liabilities                   306,391           242,235
                                               ----------        ----------

Long-term debt                                    195,295           185,138
                                               ----------        ----------
Other long-term obligations                        45,948            36,225
                                               ----------        ----------
Deferred income taxes                              98,770            98,770
                                               ----------        ----------

Commitments and contingencies (Note 11)

Shareholders' equity:
  Preferred stock - 100,000 shares of
    $.01 par value authorized; no shares
    issued                                             --                --
  Common stock - 400,000 shares of $.01 par
    value authorized; at April 29, 2005,
    47,168,383 shares issued and outstanding
    and at July 30, 2004, 48,769,368 shares
    issued and outstanding                            472               488
  Additional paid-in capital                           --            13,982
  Retained earnings                               849,380           858,866
                                               ----------        ----------
    Total shareholders' equity                    849,852           873,336
                                               ----------        ----------

Total liabilities and shareholders' equity     $1,496,256        $1,435,704
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




                                                      CBRL GROUP, INC.
                                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                              (In thousands, except share data)
                                                        (Unaudited)


                                               Quarter Ended                  Nine Months Ended
                                         -------------------------       --------------------------
                                         April 29,       April 30,       April 29,        April 30,
                                           2005            2004            2005             2004
                                           ----            ----            ----             ----
                                                      (As Restated,                   (As Restated,
                                                        see Note 3)                     see Note 3)

Total revenue                            $627,999        $584,282       $1,907,841       $1,773,448

Cost of goods sold                        203,702         190,718          639,933          590,145
                                         --------        --------       ----------       ----------
Gross profit                              424,297         393,564        1,267,908        1,183,303

Labor and other related expenses          237,574         221,230          696,512          654,540
Other store operating expenses            113,017          99,459          331,144          299,522
                                         --------        --------       ----------       ----------
Store operating income                     73,706          72,875          240,252          229,241

General and administrative expenses        30,860          30,595           97,626           94,534
                                         --------        --------       ----------       ----------
Operating income                           42,846          42,280          142,626          134,707

Interest expense                            2,221           2,007            6,516            6,298
Interest income                                --              --               96                5
                                         --------        --------       ----------       ----------
Income before income taxes                 40,625          40,273          136,206          128,414

Provision for income taxes                 14,054          14,458           47,127           46,100
                                         --------        --------       ----------       ----------
Net income                               $ 26,571        $ 25,815       $   89,079       $   82,314
                                         ========        ========       ==========       ==========

Net income per share:
      Basic                              $   0.56        $   0.53       $     1.85       $     1.68
                                         ========        ========       ==========       ==========
      Diluted                            $   0.52        $   0.49       $     1.72       $     1.55
                                         ========        ========       ==========       ==========

Weighted average shares:
      Basic                            47,555,889      49,127,619       48,135,476       48,926,161
                                       ==========      ==========       ==========       ==========
      Diluted                          53,149,295      55,101,555       53,774,355       55,142,364
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



                                                                CBRL GROUP, INC.
                                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          (Unaudited and in thousands)


                                                                             Nine Months Ended
                                                                       ---------------------------
                                                                       April 29,          April 30,
                                                                         2005               2004
                                                                         ----               ----
                                                                                        (As Restated,
                                                                                          see Note 3)
    Cash flows from operating activities:
    Net income                                                         $ 89,079          $ 82,314
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                    50,311            47,160
        Loss on disposition of property and equipment                     2,278             1,846
        Impairment                                                          431                --
        Accretion on zero-coupon contingently convertible
         senior notes                                                     4,156             4,027
    Changes in assets and liabilities:
        Inventories                                                      16,864             7,048
        Accounts payable                                                 46,273           (42,638)
        Income taxes payable                                             20,760            31,936
        Other current assets and other current liabilities              (10,595)            5,228
        Other assets and other long-term liabilities                      3,416               187
                                                                       --------          --------
    Net cash provided by operating activities                           222,973           137,108
                                                                       --------          --------
   Cash flows from investing activities:
    Purchase of property and equipment                                 (125,034)          (99,982)
    Proceeds from sale of property and equipment                          1,067               777
                                                                       --------          --------
    Net cash used in investing activities                              (123,967)          (99,205)
                                                                       --------          --------

   Cash flows from financing activities:
    Proceeds from issuance of long-term debt                            396,600           150,000
    Principal payments under long-term debt and other
       long-term obligations                                           (390,741)         (157,082)
    Proceeds from exercise of stock options                              36,751            48,869
    Purchases and retirement of common stock                           (131,916)          (69,206)
    Dividends on common stock                                           (17,060)          (10,837)
    Other                                                                    --                (1)
                                                                       --------          ---------
    Net cash used in financing activities                              (106,366)           (38,257)
                                                                       --------          ---------

   Net decrease in cash and cash equivalents                             (7,360)              (354)

   Cash and cash equivalents, beginning of period                        28,775             14,389
                                                                       --------          ---------

   Cash and cash equivalents, end of period                            $ 21,415          $  14,035
                                                                       ========          =========

   Supplemental disclosures of cash flow information:
   Cash paid during the nine months for:
       Interest, net of amounts capitalized                            $    687          $     458
                                                                       ========          =========
       Income taxes                                                    $ 27,786          $  14,338
                                                                       ========          =========

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.
----------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(In thousands, except percentages and share data) (Unaudited)

1.  Condensed Consolidated Financial Statements
    -------------------------------------------

     The condensed consolidated balance sheets as of April 29, 2005 and July 30, 2004 and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended April 29, 2005 and April 30, 2004, have been prepared by CBRL Group, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") without audit. In the opinion of management, all adjustments (consisting of normal and recurring items) for a fair presentation of such condensed consolidated financial statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended July 30, 2004 (the "2004 Form 10-K/A") filed with the SEC on March 30, 2005.

     References  in  these  Notes  to  the  Condensed   Consolidated   Financial
Statements to a year are to the Company's fiscal year unless otherwise noted.

2.  Recently Adopted Accounting Pronouncements
    ------------------------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"). EITF 04-8 requires the use of "if-converted" accounting for contingently convertible debt regardless of whether the contingencies allowing debt holders to convert have been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires retroactive restatement of prior period diluted net income per share, which restatement is reflected for historical periods included herein. The adoption of EITF 04-8 resulted in the Company's zero-coupon contingently convertible senior notes (the "Senior Notes") (see Note 5 to the Company's Consolidated Financial Statements included in the 2004 Form 10-K/A for a description of these Senior Notes) representing a dilutive security and requiring approximately 4.6 million shares to be included in diluted weighted average shares outstanding for the calculation of diluted net income per share. Additionally, diluted consolidated net income per share is calculated excluding the after-tax interest and financing expenses associated with the Senior Notes since these Senior Notes are treated as if converted into common stock, although at the end of the third quarter the Senior Notes were not actually able to be converted into common stock. The change in accounting affects only the calculation of diluted net income per share, and has no effect on the financial statements themselves or on the terms of the Senior Notes. See Note 3 for the impact of the Senior Notes on diluted net income per share for the three and nine-month periods ended April 30, 2004. Also see Note 8 for the impact of the Senior Notes on the calculation of diluted net income per share for the three and nine-month periods ended April 29, 2005 and April 30, 2004.

3. Restatement of Financial Statements
   -----------------------------------

     On February 17, 2005, the Company announced that it was restating certain prior financial results because of changes in the way it accounted for leases. The decision to restate was made following a review of its accounting policies that was prompted by views expressed on February 7, 2005 by the staff of the SEC (and similar restatements by numerous other companies in the restaurant, retail and other industries) that indicated that the manner in which the Company had been accounting for leases needed to be corrected.

     Prior to this review, the Company had believed that its accounting was consistent with GAAP. For purposes of recognizing rental expense, the Company historically had averaged its lease payments over the base term of the lease, excluding the optional renewal periods and initial build-out periods, during which it typically has not been required to make lease payments. For purposes of depreciating leasehold improvements, the Company historically had amortized the amounts over a longer period, including both the base term of the lease and the optional renewal periods.

     The Company determined that the period in which rental expense is recognized on a straight-line, or average, basis should include any pre-opening periods during construction for which the Company is legally obligated under the terms of the lease, and any optional renewal periods, for which at the inception of the lease, it is reasonably assured that the Company will exercise those renewal options. This lease period is consistent with the period over which leasehold improvements are amortized.

     As a result, the accompanying condensed consolidated financial statements have been restated from the amounts originally reported. The effects of the restatement are summarized below for the three and nine months ended April 30, 2004, as well as the effects on diluted net income per share for each of these periods from the adoption of EITF 04-8, as discussed in Note 2.

                                                                  CBRL GROUP, INC.
                                                           SELECTED INCOME STATEMENT DATA
                                                         (In thousands, except share data)
                                                                   (Unaudited)


                                                       Income                                             Basic        Diluted
                                                       before                  Basic net  Diluted net    weighted      weighted
                                Total      Operating   income                 income per  income per     average       average
                               Revenue     income *    taxes *   Net income*    share *    share**       shares       shares***
                               -------     --------    -------   -----------    -------    -------       ------       ---------

Three months ended
April 30, 2004
  As Previously Reported        $584,282    $42,852     $40,845     $26,182       $0.53      $0.52      49,127,619    50,518,767
  Lease Adjustment                    --       (572)       (572)       (367)         --      (0.01)             --            --
  EITF 04-8 Adjustment                --         --          --          --          --      (0.02)             --     4,582,788
                                --------    -------     -------     -------       -----      -----      ----------    ----------
  As Restated                   $584,282    $42,280     $40,273     $25,815       $0.53      $0.49      49,127,619    55,101,555
                                ========    =======     =======     =======       =====      =====      ==========    ==========

Nine months ended
April 30, 2004
   As Previously Reported     $1,773,448   $136,313    $130,020     $83,343       $1.70      $1.65      48,926,161    50,559,576
   Lease Adjustment                   --     (1,606)     (1,606)     (1,029)      (0.02)     (0.02)             --            --
   EITF 04-8 Adjustment               --         --          --          --          --      (0.08)             --     4,582,788
                              ----------   --------    --------     -------       -----      -----      ----------    ----------
   As Restated                $1,773,448   $134,707    $128,414     $82,314       $1.68      $1.55      48,926,161    55,142,364
                              ==========   ========    ========     =======       =====      =====      ==========    ==========

* Reflects restatement effects for operating leases.
** Reflects restatement effects for operating leases and for the adoption of EITF 04-8.
***Reflects restatement effects for the adoption of EITF 04-8.

4. Summary of Significant Accounting Policies
   ------------------------------------------

     The significant accounting policies of the Company are included in the 2004 Form 10-K/A. During the quarter ended April 29, 2005, there were no significant changes to those accounting policies, except those discussed in Notes 2 and 3.

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

     Operating leases - The Company records ground leases and office space leases as operating leases. Most of the leases have rent escalation clauses and some have rent holiday and contingent rent provisions. In accordance with FASB Technical Bulletin ("FTB") No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," the liabilities under these leases are recognized on the straight-line basis over the shorter of the useful life, with a maximum of 35 years, or the related lease life. The Company uses a lease life that generally begins on the date the Company becomes legally obligated under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments, and generally extends through certain of the renewal periods that can be exercised at the Company's option, for which at the inception of the lease, it is reasonably assured that the Company will exercise those renewal options.

     Certain leases provide for periods during which no rent is payable (so-called "rent holidays") which are included in the lease life used for the straight-line rent calculation in accordance with FTB No. 88-1, "Issues Relating to Accounting for Leases." Rent expense and an accrued rent liability are recorded during the rent holiday periods, during which the Company has possession of and access to the property, but is not required or obligated to, and normally does not, make rent payments.

     Certain leases provide for contingent rent, which is determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability and corresponding rent expense when it is probable that sales will be achieved in amounts in excess of the specified levels.

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

     Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148, the Company's consolidated net income and net income per share would have been reduced to the pro-forma amounts illustrated as follows:

                                                        Quarter Ended                 Nine Months Ended
                                                   ----------------------        -------------------------
                                                   April 29,     April 30,       April 29,       April 30,
                                                     2005          2004            2005            2004
                                                     ----          ----            ----            ----
                                                              (As Restated,                    (As Restated,
                                                                see Note 3)                      see Note 3)

Net income - as reported                           $26,571        $25,815         $89,079         $82,314
Add:  Total stock-based employee
     compensation included in reported
     net income, net of related tax effects             19             19              57              56
Deduct: Total stock-based compensation
     expense determined under fair-value
     based method for all awards, net of
     related tax effects                            (2,053)        (2,757)         (6,577)          (8,123)
                                                   -------        -------         -------          -------
Pro forma, net income                              $24,537        $23,077         $82,559          $74,247
                                                   =======        =======         =======          =======

Net income per share:
          Basic - as reported                        $0.56          $0.53           $1.85            $1.68
                                                     =====          =====           =====            =====
          Basic - pro forma                          $0.52          $0.47           $1.72            $1.52
                                                     =====          =====           =====            =====

          Diluted - as reported                      $0.52          $0.49           $1.72            $1.55
                                                     =====          =====           =====            =====
          Diluted - pro forma                        $0.48          $0.44           $1.60            $1.41
                                                     =====          =====           =====            =====

5.  Recently Issued Accounting Pronouncements Not Yet Adopted
    ---------------------------------------------------------

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires that the cost of employee services received in exchange for equity instruments issued or liabilities incurred are recognized in the financial statements. Compensation cost will be measured using a fair-value-based method over the period that the employee provides service in exchange for the award. This statement will apply to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the transition method, the Company will recognize compensation cost on the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS Nos. 123 and 148 for pro forma disclosures. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. As disclosed in Note 4, based on the current assumptions and calculations used, had the Company recognized compensation expense based on the fair value of awards of equity instruments, net income would have been reduced by approximately $2,034 and $6,520 for the quarter and nine-month periods ended April 29, 2005, respectively, and $2,738 and $8,067 for the quarter and nine-month periods ended April 30, 2004, respectively. This compensation expense is the after-tax net of the stock-based compensation expense determined under the fair-value based method for all awards and stock-based employee compensation included previously in reported net income under APB No. 25.

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company's consolidated results of operations or financial position.

6. Seasonality
   -----------

     Historically the consolidated net income of the Company has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations primarily to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season. Therefore, the results of operations for the quarter and nine months ended April 29, 2005 cannot be considered indicative of the operating results for the entire year.

7.  Inventories
    -----------

     Inventories were comprised of the following at:

                                              April 29,          July 30,
                                                2005               2004
                                                ----               ----

                Retail                        $ 84,289          $104,148
                Restaurant                      21,494            19,800
                Supplies                        19,173            17,872
                                              --------          --------
                   Total                      $124,956          $141,820
                                              ========          ========

8.  Consolidated Net Income Per Share and Weighted Average Shares
    -------------------------------------------------------------

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

                                                                     Quarter Ended                    Nine Months Ended
                                                               ------------------------          ---------------------------
                                                               April 29,       April 30,         April 29,         April 30,
                                                                 2005            2004              2005              2004
                                                                 ----            ----              ----              ----
                                                                            (As Restated,                        (As Restated,
                                                                             see Note 3)                           see Note 3)

Net income per share numerator:
     Net income                                                $26,571          $25,815           $89,079           $82,314
       Add:  Interest and loan acquisition costs
             associated with Senior Notes, net of
             related tax effects                                 1,071            1,120             3,398             3,345
                                                               -------          -------           -------           -------
     Net income available to common
         shareholders                                          $27,642          $26,935           $92,477           $85,659
                                                               =======          =======           =======           =======
Net income per share denominator:
     Weighted average shares outstanding for
          basic net income per share                        47,555,889       49,127,619        48,135,476        48,926,161
     Add Potential Dilution:
           Senior Notes                                      4,582,788        4,582,788         4,582,788         4,582,788
           Stock options and restricted stock                1,010,618        1,391,148         1,056,091         1,633,415
                                                            ----------       ----------        ----------        ----------
     Weighted average shares outstanding for
          diluted net income per share                      53,149,295       55,101,555        53,774,355        55,142,364
                                                            ==========       ==========        ==========        ==========

9.  Segment Reporting
    -----------------

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


                                               Quarter Ended                Nine Months Ended
                                          ----------------------        ------------------------
                                          April 29,    April 30,        April 29,      April 30,
                                            2005         2004             2005           2004
                                            ----         ----             ----          ----

Net sales in Company-owned stores:
  Restaurant                              $523,423    $480,032         $1,521,892     $1,393,571
  Retail                                   103,973     103,715            384,225        378,467
                                          --------    --------         ----------     ----------
    Total net sales                        627,396     583,747          1,906,117      1,772,038
Franchise fees and royalties                   603         535              1,724          1,410
                                          --------    --------         ----------     ----------
    Total revenue                         $627,999    $584,282         $1,907,841     $1,773,448
                                          ========    ========         ==========     ==========

10.  Impairment of Long-lived Assets
     -------------------------------

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying value or fair value less costs to sell. The Company recorded no impairment losses in the quarter and nine-months ended April 30, 2004. In connection with the preparation of these financial statements for the third quarter ended April 29, 2005, the Company determined that an impairment existed with respect to a Cracker Barrel store that the Company has approved to relocate to a stronger site in the same market and recorded a charge of $431. In addition, at least annually the Company assesses the recoverability of goodwill. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ended January 28, 2005, and concluded at that time that there was no indication of impairment. This annual assessment is performed in the second quarter of each year. Additionally, an assessment is performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not believe any such events or changes in circumstances have occurred since the annual assessment performed in the second quarter ended January 28, 2005.

11. Commitments and Contingencies
    -----------------------------

     As reported in the 2004 Form 10-K/A, Cracker Barrel agreed in principle, as of September 8, 2004, to settle certain litigation (five separate cases) alleging violations of the Fair Labor Standards Act ("FLSA"), as well as allegations of discrimination in employment and public accommodations. Four of those cases have been settled and dismissed. In the fifth case (a FLSA collective action with approximately 10,000 plaintiffs), settlement reflecting the agreement in principle reached in August 2004 is still awaiting court approval. On May 27, 2005, a joint motion by the Company and the plaintiffs seeking approval of the settlement was filed with the court overseeing the case. This filing sets in motion the final approval process, which the Company expects will be concluded (with final approval granted) on or before September 30, 2005. Of the total payment agreed to by Cracker Barrel to settle the five cases, approximately $2,250 related to the fifth case is still accrued and expected to be paid by December 31, 2005.

     As previously reported, Logan's was subject to a lawsuit captioned Joey E. Barlow v. Logan's Roadhouse, Inc., in the United States District Court for the Middle District of Tennessee (Case No. 3-03-0821), filed September 8, 2003. The case was a putative collective action alleging violations of the federal wage and hour laws, although it was not certified as such. The complaint alleged that the plaintiff and 66 opt-in hourly employees at one Logan's restaurant in Macon, Georgia were subjected to various federal wage and hour law violations. The case sought recovery of unpaid compensation, plus an equal amount of liquidated damages, prejudgment interest, attorney's fees and costs, and unspecified injunctive relief. On May 12, 2005, Logan's reached an agreement with the plaintiffs to settle all claims for an amount not material to the Company's operations. The Court issued its approval of the settlement on May 13, 2005.

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

     The Company makes trade commitments in the course of its normal operations. As of April 29, 2005 the Company was contingently liable for approximately $540 under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of 3 months or less and are used to collateralize obligations to third parties for the purchase of a portion of the Company's imported retail inventories. Additionally, the Company was contingently liable pursuant to standby letters of credit as credit guarantees to insurers. As of April 29, 2005 the Company had $30,186 of standby letters of credit related to workers' compensation and general liability insurance. All standby letters of credit are renewable annually.

     The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party and a second operating lease that has been sublet to a third party. The operating leases have remaining lives of approximately 8.4 and 11.4 years, respectively, with annual lease payments of approximately $350 and $100, respectively. Under the assigned lease the Company's performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee. Under the sublease the Company's performance is only required if the sublessee fails to perform his obligations as lessee. The Company has a remaining liability of approximately $453 in the accompanying condensed consolidated financial statements for estimated amounts to be paid in case of non-performance by the sublessee.

12. Shareholders' Equity
    --------------------

     During the nine-month period ended April 29, 2005, the Company received proceeds of $36,751 from the exercise of stock options on 1,772,173 shares of its common stock. During the nine-month period ended April 29, 2005 the Company repurchased 3,385,919 shares of its common stock for an aggregate expenditure of $131,916. Since the Company's share repurchases exceeded the additional paid-in capital balance at the previous year end of $13,982 and the exercises of stock options during the nine-month period ended April 29, 2005, the Company reduced retained earnings by $81,167 and reduced additional paid-in capital to zero at the end of the third quarter. These retired shares will remain as authorized, but unissued, shares. During the nine-month period ended April 29, 2005, the Company paid a dividend of $0.11 per common share on September 1, 2004 (declared July 29, 2004) and the Company declared three dividends of $0.12 per common share each that were paid on November 1, 2004, February 8, 2005 and May 9, 2005. Additionally, the Company declared a dividend of $0.12 per common share on May 26, 2005 to be paid on August 8, 2005 to shareholders of record on July 15, 2005.

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

     The impacts of the restatement on the consolidated statements of income for the three and nine months ended April 30, 2004, are summarized below, as well as the impact to diluted net income per share for each of these periods from the adoption of EITF 04-8 (see Note 2).

                                                                     CBRL GROUP, INC.
                                                              SELECTED INCOME STATEMENT DATA
                                                            (In thousands, except share data)
                                                                       (Unaudited)


                                                        Income                                              Basic        Diluted
                                                        before                  Basic net   Diluted net    weighted      weighted
                                Total      Operating    income                 income per   income per     average       average
                               Revenue      income *    taxes *   Net income*    share *      share**       shares      shares***
                               -------      --------    -------   -----------    -------      -------       ------      ---------
Three months ended
April 30, 2004
  As Previously Reported        $584,282    $42,852     $40,845     $26,182       $0.53      $0.52      49,127,619    50,518,767
  Lease Adjustment                    --       (572)       (572)       (367)         --      (0.01)             --            --
  EITF 04-8 Adjustment                --         --          --          --          --      (0.02)             --     4,582,788
                                --------    -------     -------     -------       -----      -----      ----------    ----------
  As Restated                   $584,282    $42,280     $40,273     $25,815       $0.53      $0.49      49,127,619    55,101,555
                                ========    =======     =======     =======       =====      =====      ==========    ==========

Nine months ended
April 30, 2004
   As Previously Reported     $1,773,448   $136,313    $130,020     $83,343       $1.70      $1.65      48,926,161    50,559,576
   Lease Adjustment                   --     (1,606)     (1,606)     (1,029)      (0.02)     (0.02)             --            --
   EITF 04-8 Adjustment               --         --          --          --          --      (0.08)             --     4,582,788
                              ----------   --------    --------     -------       -----      -----      ----------    ----------
   As Restated                $1,773,448   $134,707    $128,414     $82,314       $1.68      $1.55      48,926,161    55,142,364
                              ==========   ========    ========     =======       =====      =====      ==========    ==========

* Reflects restatement effects for operating leases, see Note 3.
** Reflects restatement effects for operating leases and for the adoption of EITF 04-8, see Notes 2 and 3.
***Reflects restatement effects for the adoption of EITF 04-8, see Note 2.

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

     All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions", "target", "guidance", "outlook", "plans", "projection", "may", "will", "would", "expect", "intend", "estimate", "anticipate", "believe", "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: the effects of uncertain consumer confidence or general or regional economic weakness on sales and customer travel activity; the ability of the Company to identify, acquire and sell successful new lines of retail merchandise; competitive marketing and operational initiatives; the effects of plans intended to improve operational execution and performance; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; commodity, workers' compensation, group health and utility price changes; changes in foreign exchange rates affecting the Company's future retail inventory purchases; increases in construction costs; consumer behavior based on concerns over nutritional or safety aspects of the Company's products or restaurant food in general; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting, tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; practical or psychological effects of terrorist acts or war and military or government responses; the ability of and cost to the Company to recruit, train, and retain qualified restaurant hourly and management employees; disruptions to the company's restaurant or retail supply chain; the actual results of pending or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; changes in accounting principles generally accepted in the United States of America or changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; changes in interest rates affecting the Company's financing costs; and other factors described from time to time in the Company's filings with the SEC, press releases, and other communications.

Results of Operations
---------------------

     The   following   table   highlights   operating   results  by   percentage
relationships to total revenue for the quarter and nine-month period ended April 29, 2005 as compared to the same periods a year ago:


                                                Quarter Ended                 Nine Months Ended
                                          ------------------------         ----------------------
                                          April 29,       April 30,        April 29,    April 30,
                                            2005            2004             2005         2004
                                            ----            ----             ----         ----
                                                       (As Restated,                  (As Restated,
                                                        see Note 3)                    see Note 3)

 Total revenue                             100.0%          100.0%           100.0%         100.0%

 Cost of goods sold                         32.4            32.6             33.5           33.3
                                           -----           -----            -----          -----
 Gross profit                               67.6            67.4             66.5           66.7

 Labor and other related expenses           37.9            37.9             36.5           36.9
 Other store operating expenses             18.0            17.0             17.4           16.9
                                           -----           -----            -----          -----
 Store operating income                     11.7            12.5             12.6           12.9

 General and administrative expenses         4.9             5.3              5.1            5.3
                                           -----           -----            -----          -----
 Operating income                            6.8             7.2              7.5            7.6

 Interest expense                            0.3             0.3              0.3            0.4
 Interest income                              --              --               --             --
                                           -----           -----            -----          -----
 Income before income taxes                  6.5             6.9              7.2            7.2

 Provision for income taxes                  2.3             2.5              2.5            2.6
                                           -----           -----            -----          -----

 Net income                                  4.2%            4.4%             4.7%           4.6%
                                           =====           =====            =====          =====

     The  following  table   highlights  the  components  of  total  revenue  by
percentage relationships to total revenue for the quarter and nine-month period ended April 29, 2005 as compared to the same periods a year ago:


                                               Quarter Ended                   Nine Months Ended
                                          ------------------------         ------------------------
                                          April 29,      April 30,         April 29,      April 30,
                                            2005           2004              2005           2004
                                            ----           ----              ----           ----
 Net sales:
    Cracker Barrel restaurant               67.5%           67.6%            65.1%          65.3%
     Logan's                                15.8            14.6             14.7           13.3
                                           -----           -----            -----          -----
        Total restaurant                    83.3            82.2             79.8           78.6
     Cracker Barrel retail                  16.6            17.7             20.1           21.3
                                           -----           -----            -----          -----
        Total net sales                     99.9            99.9             99.9           99.9
 Franchise fees and royalties                0.1             0.1              0.1            0.1
                                           -----           -----            -----          -----
        Total revenue                      100.0%          100.0%           100.0%         100.0%
                                           =====           =====            =====          =====

     The following table highlights the units in operation and units added for the quarter and nine-month period ended April 29, 2005 as compared to the same periods a year ago:

                                                Quarter Ended                   Nine Months Ended
                                          -------------------------        -------------------------
                                          April 29,       April 30,        April 29,       April 30,
                                            2005            2004             2005            2004
                                            ----            ----             ----            ----
 Cracker Barrel:
    Open at beginning of period              514             488              504            480
    Opened during period                       6               8               16             16
                                             ---             ---              ---            ---
    Open at end of period                    520             496              520            496
                                             ===             ===              ===            ===

 Logan's - company-owned:
    Open at beginning of period              118             103              107             96
    Opened during period                       5               4               16             11
                                             ---             ---              ---            ---
    Open at end of period                    123             107              123            107
                                             ===             ===              ===            ===

 Logan's - franchised:
    Open at beginning of period               22              17               20             16
    Opened during period                       -               2                2              3
                                              --              --               --             --
    Open at end of period                     22              19               22             19
                                              ==              ==               ==             ==

     Average comparable store sales includes sales of stores open at least six full quarters at the beginning of the quarter or nine-month period ended April 29, 2005 and are measured on comparable calendar weeks in the prior year. The following table highlights average comparable store sales for the quarter and nine-month period ended April 29, 2005 as compared to the same periods a year ago:

                                Comparable Store Average Sales Analysis

                                                 Quarter Ended                   Nine Months Ended
                                          --------------------------        --------------------------
                                          April 29,        April 30,        April 29,         April 30,
                                            2005             2004             2005              2004
                                            ----             ----             ----              ----
Cracker Barrel (480 and 466 stores
for the quarter and nine
months, respectively)
    Net sales:
      Restaurant                           $  822.2        $  798.9         $2,441.4         $2,374.3
      Retail                                  199.4           207.3            745.7            767.8
                                           --------        --------         --------         --------
        Total net sales                    $1,021.6        $1,006.2         $3,187.1         $3,142.1
                                           ========        ========         ========         ========

Logan's (96 and 93 restaurants for
the quarter and nine months,
respectively)                                $819.7         $795.5          $2,385.5        $2,297.3
                                             ======         ======          ========        ========


Total Revenue

     Total revenue for the third quarter of 2005 increased 7.5% compared to the prior year's third quarter. For the third quarter ended April 29, 2005, Cracker Barrel comparable store restaurant sales increased 2.9% and comparable store retail sales decreased 3.8% resulting in a combined comparable store sales (total net sales) increase of 1.5%. The comparable store restaurant sales increase consisted of a 4.3% average check increase for the quarter (including a 2.6% average price increase effect) and a 1.4% guest traffic decrease. The comparable store retail sales decrease is believed to be related to exceptionally strong retail sales in the prior year quarter ended April 30, 2004 (comparable store retail sales were up 6.2% in the prior year third quarter), the restaurant guest traffic decrease, uncertain consumer sentiment and reduced discretionary spending, and a weaker than expected response to the retail assortment, which included less new product than presently is expected to be featured in the future. Logan's comparable restaurant sales increased 3.0%, which consisted of a 4.0% average check increase (including a 3.8% average price increase effect), and a 1.0% guest traffic decrease. Sales from newly opened Cracker Barrel stores and Logan's restaurants accounted for the balance of the total revenue increase in the third quarter.

     Total revenue for the nine-month period ended April 29, 2005 increased 7.6% compared to the nine-month period ended April 30, 2004. For the nine-month period ended April 29, 2005, Cracker Barrel comparable store restaurant sales increased 2.8% and comparable store retail sales decreased 2.9% resulting in a combined comparable store sales (total net sales) increase of 1.4%. The comparable store restaurant sales increase consisted of a 3.9% average check increase for the nine months (including a 2.5% average price increase effect), and a 1.1% guest traffic decrease. The comparable store retail sales decrease is believed to be related to exceptionally strong retail sales in the prior year nine-month period ended April 30, 2004 (comparable store retail sales were up 7.9% in the prior year nine-month period), the restaurant guest traffic decrease, uncertain consumer sentiment and reduced discretionary spending, weaker than expected response to the retail assortment, which included less new product than presently is expected to be featured in the future, and the hurricanes in Florida during the first quarter of 2005. Logan's comparable restaurant sales increased 3.8%, which consisted of a 4.4% average check increase (substantially all of which reflected higher menu prices), and a 0.6% guest traffic decrease. Sales from newly opened Cracker Barrel stores and Logan's restaurants accounted for the balance of the total revenue increase in the nine-month period ended April 29, 2005.

Cost of Goods Sold

     Cost of goods sold as a percentage of total revenue for the third quarter of 2005 decreased to 32.4% from 32.6% in the third quarter of the prior year. This decrease was due to lower percentage of retail sales, which have a higher cost as a percent of sales, higher retail mark-ons and higher menu pricing. These decreases were partially offset by higher retail markdowns, menu mix and waste related to the seasonal menu at Cracker Barrel and higher commodity costs for beef, pork, milk, cheese, poultry, and produce partially offset by lower commodity costs for butter and eggs.

     Cost of goods sold as a percentage of total revenue for the nine-month period ended April 29, 2005 increased to 33.5% from 33.3% in the nine-month period ended April 30, 2004. This increase was due to higher commodity costs for beef, pork, dairy and poultry and an obsolescence reserve of approximately $1,000 recorded in the second quarter to reflect expected disposition of certain aged and slow moving retail inventory at Cracker Barrel. These increases were partially offset by higher menu pricing and a lower percentage of retail sales that have a higher cost as a percent of sales.

Labor and Other Related Expenses

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue remained flat at 37.9% in both the third quarter this year and in the prior year due to lower hourly labor as a percentage of total revenue, lower restaurant and retail management compensation under unit-level bonus programs versus the prior year and higher menu pricing versus the prior year offset by higher manager salaries and group health insurance.

     Labor and other related expenses as a percentage of total revenue decreased to 36.5% in the nine-month period ended April 29, 2005 as compared to 36.9% in the nine-month period ended April 30, 2004. This decrease was due to lower restaurant and retail management compensation under unit-level bonus programs versus the prior year, lower hourly labor as a percent of revenue and higher menu pricing versus the prior year.

     Three states in which the Company operates, Florida, Illinois and New York, have implemented increases in the state minimum wage including mandated increases in the minimum cash wage paid to tipped employees. The Company has implemented general menu price increases as well as specific menu price increases in Florida, due to its large concentration of stores in this state, partly in response to these wage rate increases. The estimated cost of the minimum wage increase on the Company was approximately $200 in the third quarter of 2005 and is expected to be approximately $1,100 in the fourth quarter of 2005, substantially expected to be offset by menu price increases. Certain other states could implement increases in minimum wage during the Company's fourth quarter of 2005 and in fiscal year 2006, and the Company will continue to evaluate alternatives to deal with the increase in labor costs in such circumstances.

Other Store Operating Expenses

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses. Other store operating expenses as a percentage of total revenue increased to 18.0% in the third quarter of 2005 from 17.0% in the third quarter of the prior year. This increase was due to higher advertising, utilities, repairs and maintenance, and an impairment charge for a store approved to relocate to a stronger site. These increases were partially offset by higher menu pricing.

     Other store operating expenses as a percentage of total revenue increased to 17.4% in the nine-month period ended April 29, 2005 as compared to 16.9% in the nine-month period ended April 30, 2004. This increase was due to higher utilities, repairs and maintenance and advertising as a percentage of total revenue partially offset by higher menu pricing.

General and Administrative Expenses

     General and administrative expenses as a percentage of total revenue decreased to 4.9% in the third quarter of 2005 as compared to 5.3% in the third quarter of the prior year. This decrease was due to lower bonus accruals and an insurance recovery relative to litigation settlements and related expenses incurred in prior years. These decreases were partially offset by settlements in other litigation and higher professional fees related to lease accounting changes and Sarbanes Oxley 404 compliance.

     General and administrative expenses as a percentage of total revenue decreased to 5.1% in the nine-month period ended April 29, 2005 as compared to 5.3% in the nine-month period ended April 30, 2004. This decrease was due to lower bonus accruals and insurance recoveries relative to litigation settlements and related expenses incurred in prior years. These decreases were partially offset by higher payroll and travel expenses versus the prior year and higher professional fees related to lease accounting changes and Sarbanes Oxley 404 compliance.

Provision for Income Taxes

     The provision for income taxes as a percent of pre-tax income was 34.6% in the third quarter and the first nine months of 2005 as compared to 35.9% during the same periods a year ago. The decrease in the tax rate for 2005 is based upon the estimated effect of the passage of the Work Opportunity and Welfare to Work federal tax credit legislation signed on October 22, 2004 retroactive to January 1, 2004. The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset by employer tax credits for FICA taxes paid on employee tip income and the aforementioned other tax credits.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities provided net cash of $222,973 for the nine-month period ended April 29, 2005, which represented a increase from the $137,108 provided during the same period a year ago. This increase was due to a significant increase in accounts payable in the first nine months of 2005 versus prior year, as well as higher net income and depreciation, partially offset by a smaller increase in income taxes payable in the first nine months of 2005 versus prior year. The changes in accounts payable and income taxes payable were due to timing of payments versus the prior year.

     The Company had negative working capital of $120,211 at April 29, 2005 versus negative working capital of $39,195 at July 30, 2004. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through letters of credit and wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time. The larger negative working capital compared with July 30, 2004, reflected higher accounts payable and income taxes payable and lower inventories and cash and cash equivalents partially offset by higher receivables.

     Capital expenditures were $125,034 for the nine-month period ended April 29, 2005 as compared to $99,982 during the same period a year ago. Construction and acquisition of new locations accounted for most of these expenditures. The increase from the prior year is due to the current year increase in the number of new locations under construction versus the prior year, the current year increase in owned versus leased land for new locations and the timing of maintenance and replacement capital expenditures for existing stores versus the same period a year ago. Capitalized interest was $232 and $592 for the quarter and nine-month period ended April 29, 2005, as compared to $140 and $428 for the quarter and nine-month period ended April 30, 2004. These differences were due to increases in the average number of new locations under construction versus the same periods a year ago.

     During the nine-month period ended April 29, 2005 the Company repurchased 3,385,919 shares of its common stock for a net expenditure of $131,916, or approximately $38.96 per share. During February and March 2005 the Company completed the purchase of the 604,500 shares remaining under the repurchase authorization previously in effect at January 28, 2005 and announced a new authorization to purchase an additional 2,000,000 shares of which 1,506,081 shares remained as of April 29, 2005. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete this new share repurchase authorization during calendar 2005, although there can be no assurance that such repurchase actually will be completed in that period of time. The Company's principal criteria for share repurchases are that they be accretive to net income per share and that they do not unfavorably affect the Company's investment grade debt rating and target capital structure.

     During the nine-month period ended April 29, 2005, the Company received proceeds of $36,751 from the exercise of stock options on 1,772,173 shares of its common stock. During the nine-month period ended April 29, 2005, the Company paid a dividend of $0.11 per common share on September 1, 2004 (declared July 29, 2004) and the Company declared three dividends of $0.12 per common share each that were paid on November 1, 2004, February 8, 2005 and May 9, 2005. Additionally, the Company declared a dividend of $0.12 per common share on May 26, 2005 to be paid on August 8, 2005 to shareholders of record on July 15, 2005.

     The Company's internally generated cash and cash generated by option exercises, along with cash at July 30, 2004, the Company's availability under its revolving credit facility and its real estate operating lease arrangements, were sufficient to finance all of its growth, share repurchase, dividend payment and working capital needs in the first nine months of 2005.

     The Company estimates that its capital expenditures for 2005 will be approximately $165,000 most of which will be related to the construction of new Cracker Barrel and Logan's units. The Company, through internally generated cash and available borrowing capacity, expects to be able to meet its capital needs for the foreseeable future. The Company expects to open 25 new Cracker Barrel units, 21 of which already have opened. The Company also expected to open 17 new company-operated Logan's units in 2005, all of which have already opened.

     Management believes that cash at April 29, 2005, along with cash generated from the Company's operating activities and its available revolving credit facility, as well as financing obtained through real estate operating leases, will be sufficient to finance its continued operations, its remaining share repurchase authorizations, its dividends and its continued expansion plans through 2005. At April 29, 2005, the Company had $294,000 available under its Revolving Credit Facility.

Critical Accounting Policies
----------------------------

     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 3 to the Company's Consolidated Financial Statements included in the 2004 Form 10-K/A). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Impairment of Long-Lived Assets

     The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or over the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from value impairment is recognized by a charge to income. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes.

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

Inventory Shrinkage

     Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. During the first quarter ended October 29, 2004, an estimate of shortages was recorded based on the physical inventory counts observed at the end of fiscal 2004. During the second quarter ended January 28, 2005, Cracker Barrel performed physical inventory counts in approximately 33% of its stores and in its retail distribution center. Actual shortages were recorded in the second quarter ended January 28, 2005 for those stores that were counted. An estimate of shortages was recorded for the remaining stores based on the results of the physical inventory counts at approximately 33% of its stores. During the third quarter ended April 29, 2005, an estimate of shortages was recorded based on the physical inventory counts observed in approximately 33% of its stores and in its retail distribution center in the second quarter ended January 28, 2005.

Historically, physical inventory counts were conducted in all stores and the retail distribution center during the second quarter, therefore actual inventory shortages were reflected in the second quarter of 2004 results. The 2005 estimated shortages will be adjusted to actual upon physical inventory counts in all stores and the retail distribution center during the fourth quarter of the 2005. Although the Company believes the sampling approach used with respect to the mid-year inventory is accurate, the final physical inventory could produce materially different amounts than estimated by the Company for the first, second and third quarters ended October 29, 2004, January 28, 2005 and April 29, 2005.

Tax Provision

     The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on current tax laws, the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its year end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company's consolidated financial statements and its consolidated financial position (see Note 8 to the Company's Consolidated Financial Statements included in its 2004 Form 10-K/A).

Legal Proceedings

     In addition to the litigation discussed in Note 11 to the Company's Condensed Consolidated Financial Statements in this Quarterly Report, the Company and its subsidiaries are parties to other legal proceedings incidental to their businesses. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the Company's consolidated results of operations or financial position.

Recent Accounting Pronouncements Not Yet Adopted
------------------------------------------------

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires that the cost of employee services received in exchange for equity instruments issued or liabilities incurred are recognized in the financial statements. Compensation cost will be measured using a fair-value-based method over the period that the employee provides service in exchange for the award. This statement will apply to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As disclosed in Note 4, based on the current assumptions and calculations used, had the Company recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $2,034 and $6,520 for the quarter and nine-month period ended April 29, 2005, respectively, and $2,738 and $8,067 for the quarter and nine-month period ended April 30, 2004, respectively. This compensation expense is the after-tax net of the stock-based compensation expense determined under the fair-value based method for all awards and stock-based employee compensation included previously in reported net income under APB No. 25.

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company's consolidated results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Item 7A of the 2004 Form 10-K/A is incorporated in this item of this report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since July 30, 2004.

Item 4.  Controls and Procedures

     The Company's management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("the Exchange Act")). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of April 29, 2005, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

     There have been no significant changes during the quarter ended April 29, 2005 in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities
                  ---------------------------------------

                  There were no equity securities sold by the Company during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

                  The following table sets forth information with respect to purchases of shares of the Company's common stock made during the quarter ended April 29, 2005 by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act:

                      Issuer Purchases of Equity Securities


                                                                                     Total Number of         Maximum
                                                                                          Shares            Number of
                                                                                       Purchased as        Shares that
                                                                                         Part of            May Yet Be
                                                                                         Publicly           Purchased
                                                Total Number           Average       Announced Plans         Under the
                                                  of Shares         Price Paid Per       Plans or            Plans or
                           Period               Purchased (1)         Share (2)        or Programs (3)     or Programs (3)
                           ------               -------------         ---------        --------------      --------------
                  1/29/05 - 2/25/05                   483,419            $41.36             483,419           2,121,081
                  2/26/05 - 3/25/05                   200,000            $43.15             200,000           1,921,081
                  3/26/05 - 4/29/05                   415,000            $39.03             415,000           1,506,081
                  Total for the quarter             1,098,419            $40.81           1,098,419           1,506,081

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

                  (3) On May 28, 2004, the Company announced a two million share common stock repurchase program with no expiration date. This repurchase authorization was completed on March 9, 2005. On February 25, 2005, the Company announced a two million share common stock repurchase program with no expiration date.

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



Date: 6/3/05           By /s/Lawrence E. White
      ------              --------------------
                          Lawrence E. White, Senior Vice President, Finance
                            and Chief Financial Officer


Date: 6/3/05           By /s/Patrick A. Scruggs
      ------              ---------------------
                          Patrick A. Scruggs, Vice President, Accounting and Tax
                            and Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

31                         Rule 13a-14(a)/15d-14(a) Certifications

32                         Section 1350 Certifications