Form 10-K
period 2005-07-29
CBRL GROUP INC
filed 2005-09-26
CIK 1067294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              (Mark One)
              [x] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the fiscal year ended July 29, 2005

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
                                   Yes X No
                                      --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes X No
                                       --   --

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes   No X
                                    --   --

The aggregate market value of voting stock held by nonaffiliates of the registrant, by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter which ended January 29, 2005, was $1,915,969,523. For purposes of this computation, all directors, executive officers and 10% beneficial owners of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

As of September 16, 2005, there were 46,668,926 shares of common stock outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

Document from which Portions                               Part of Form 10-K
are Incorporated by Reference                           into which incorporated
-----------------------------                           -----------------------

1. Annual Report to Shareholders                         Part II
   for the fiscal year ended
   July 29, 2005 (the "2005 Annual Report")

2. Proxy Statement for Annual                            Part III
   Meeting of Shareholders
   to be held November 22, 2005
   (the "2005 Proxy Statement")

                                     PART I
                                                                         PAGE
                                                                         ----

ITEM 1.  BUSINESS                                                          4
ITEM 2.  PROPERTIES                                                       13
ITEM 3.  LEGAL PROCEEDINGS                                                15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES    18
ITEM 6.  SELECTED FINANCIAL DATA                                          18
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                        18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       18
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      19
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                              19
ITEM 9A. CONTROLS AND PROCEDURES                                          19
ITEM 9B. OTHER INFORMATION                                                19

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               21
ITEM 11. EXECUTIVE COMPENSATION                                           21
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                   21
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   21
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                           21

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          22

SIGNATURES                                                                23

     Except for specific historical information, the matters discussed in this Form 10-K, as well as the 2005 Annual Report that is incorporated herein by reference, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of CBRL Group, Inc. (the "Company") to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "assumptions," "target," "guidance," "outlook," "plans," "projection," "may," "will," "would," "expect," "intend," "estimate," "anticipate," "believe," "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: the effects of uncertain consumer confidence, higher costs for energy, mortgage or other consumer debt payments, or general or regional economic weakness on sales and customer travel, discretionary income or personal expenditure activity; the ability of the Company to identify, acquire and sell successful new lines of retail merchandise; competitive marketing and operational initiatives; the ability of the Company to sustain or the effects of plans intended to improve operational execution and performance; the effects of plans intended to promote or protect the Company's brands and products; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; the ability of the Company to open and operate new locations successfully; changes in foreign exchange rates affecting the Company's future retail inventory purchases; commodity, workers' compensation, group health and utility price changes; changes in building materials and construction costs; consumer behavior based on negative publicity or concerns over nutritional or safety aspects of the Company's products or restaurant food in general; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting accounting, tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; practical or psychological effects of terrorist acts or war and military or government responses; the ability of and cost to the Company to recruit, train, and retain qualified hourly and management employees; changes in interest rates affecting the Company's financing costs; disruptions to the company's restaurant or retail supply chain; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America ("GAAP"); effectiveness of internal controls over financial reporting; changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases, and other communications. References to years (e.g. "2005") are to the Company's fiscal year unless otherwise specified.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW
     CBRL Group, Inc. (the "Company") is a holding company that, through subsidiaries, is engaged in the operation and development of the Cracker Barrel Old Country Store(R) and Logan's Roadhouse(R) restaurant and retail concepts. The Company was organized under the laws of the state of Tennessee in August 1998 and maintains an Internet website at cbrlgroup.com. We make available free of charge on or through our Internet website our periodic and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

CONCEPTS

Cracker Barrel Old Country Store
--------------------------------

     Cracker Barrel Old Country Store, Inc. ("Cracker Barrel"), headquartered in Lebanon, Tennessee, through its various affiliates, as of September 23, 2005, operated 534 full-service "country store" restaurants and gift shops, in 41 states. Cracker Barrel stores are intended to appeal to both the traveler and the local customer and consistently have been a consumer favorite. During 2005, for the 15th consecutive year, Cracker Barrel was named the "Best Family Dining Restaurant" in the Restaurants & Institutions magazine "Choice in Chains" annual consumer survey. For the 12th consecutive year, Cracker Barrel was ranked as the "Best Restaurant Chain" by Destinations magazine poll. For the 4th consecutive year, Cracker Barrel was named "The Most RV Friendly Sit-Down Restaurant in

America" by The Good Sam Club. In the 2004 J. D. Power and Associates' inaugural study of customer satisfaction in the restaurant industry, Cracker Barrel scored the highest among family dining chains in overall customer satisfaction in its core market regions and the second highest in those regions among all family and casual dining chains.

     Except for Christmas day, when they are closed, and Christmas Eve when they close at 2:00 p.m., Cracker Barrel restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays) and feature home style country cooking from Cracker Barrel's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits among other items. The restaurants do not serve alcoholic beverages. The stores are constructed in a trademarked rustic, old country store design with a separate retail area offering a wide variety of decorative and functional items featuring rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods, including various old fashioned candies and jellies among other things. Cracker Barrel offers items for sale in the retail store that are also featured on, or related to, the restaurant menu, such as pies or cornbread and pancake mixes. A typical store will offer approximately 3,000 stock-keeping units (SKU's) for sale at any one time. The Company believes that Cracker Barrel achieves high retail sales per square foot (over $450 per square foot of retail selling space annually) both by offering interesting merchandise and by having a significant source of retail customers from its high volume of restaurant customers, an average of over 8,000 per week in an average store.

     Stores are located primarily along interstate highways; however, as of September 23, 2005, 67 stores are located near "tourist destinations" or are considered "off-interstate" stores. In 2006, Cracker Barrel intends to open all of its new stores along interstate highways as compared to approximately 88% in 2005. The Company believes it should focus primarily in the near term on available interstate locations where Cracker Barrel generates the greatest brand awareness. Off-interstate locations are expected to represent a meaningful part of Cracker Barrel's efforts to expand the brand in future years. The Company has identified over 500 trade areas for potential future development with characteristics that appear to be consistent with those believed to be necessary to support a successful Cracker Barrel unit.

Logan's Roadhouse
-----------------

     Logan's Roadhouse, Inc. ("Logan's"), headquartered in Nashville, Tennessee, as of September 23, 2005, operated 127 Logan's restaurants in 16 states. Independent franchisees operated an additional 23 Logan's restaurants in four states, including three states where there presently are no Company-operated Logan's restaurants. The Logan's concept is designed to appeal to a broad range of customers by offering generous portions of moderately-priced, high quality food in a very casual, relaxed dining environment that is lively and entertaining. Logan's restaurants feature steaks, seafood, ribs and chicken dishes among other items served in a distinctive atmosphere reminiscent of an American roadhouse of the 1930s and 1940s. In addition to local awards received in communities in which Logan's restaurants operate, in May 2005, Logan's received the Nation's Restaurant News Menu Masters Award for "Best Menu Revamp" for its successful introduction of new and improved appetizers and other menu items including several new seafood items.

     Logan's restaurants are open seven days a week, except for Thanksgiving and Christmas Days. Logan's serves lunch and dinner between the hours of 11:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays) and offers full bar service. The Logan's menu is designed to appeal to a wide variety of tastes, and emphasizes extra-aged, hand-cut on-premises, USDA choice steaks and signature dishes such as baked sweet potatoes and made-from-scratch yeast rolls. The fun atmosphere is enhanced by display cooking of grilled items and buckets of complimentary roasted in-shell peanuts on every table, which guests are encouraged to enjoy and let the shells fall on the floor. Alcoholic beverages represented slightly less than 9% of Logan's net sales in 2005.

OPERATIONS

Cracker Barrel Old Country Store
--------------------------------

     Store Format: The format of Cracker Barrel stores consists of a trademarked rustic, old country-store style building. All stores are freestanding buildings. Store interiors are subdivided into a dining room consisting of approximately 26% of the total interior store space, and a retail shop consisting of approximately 21% of such space, with the balance primarily consisting of kitchen, storage and training areas. All stores have stone fireplaces, which burn wood except where not permitted. All are decorated with antique-style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores. The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests waiting for a table and are sold by the retail shop.

The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

     Products: Cracker Barrel's restaurant operations, which generated approximately 77% of Cracker Barrel's total revenue in 2005, offer home-style country cooking featuring Cracker Barrel's own recipes that emphasize authenticity and quality. The restaurants offer breakfast, lunch and dinner from a moderately priced menu. Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits. Prices for a breakfast meal range from $2.29 to $8.49, and the breakfast day-part (until 11:00 a.m.) accounted for approximately 22% of restaurant sales in 2005.

     Lunch (11:00 a.m. to 4:00 p.m.) and dinner (4:00 p.m. to close) day-parts reflected approximately 36% and 42% of restaurant sales, respectively, in 2005. Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens. The Company periodically features new items as off-menu specials to enhance customer interest and identify potential future additions to the menu. Lunches and dinners range in price from $3.49 to $12.99. In 2004, Cracker Barrel introduced a new menu featuring several new products, including daily dinner features that showcase a popular dinner entree for each day of the week and a low-carbohydrate section on both its breakfast and lunch/dinner menus. During 2005, Cracker Barrel began offering seasonal menus for the holidays, winter, spring, summer and fall in addition to the regular menu. The seasonal menus each offer new and interesting menu items intended to appeal to guests during each season of the year. Some of the items that were featured on seasonal menus in 2005 were Pepper Mill Sirloin Grill, Hashbrown Chicken Bake, Pecan Crusted Grilled Trout, Grilled Reuben Sandwich Platter and Strawberry Pecan Chicken Salad. The average check per guest for fiscal 2005 was $7.99. Various menu price increases were instituted during 2005, averaging 2.9% for the year.

     The retail operations, which generated approximately 23% of Cracker Barrel's total revenue in 2005, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, toys, apparel, cast iron cookware, old-fashioned-looking ceramics, figurines, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves, syrups and other food items. The typical Cracker Barrel retail shop features approximately 3,000 SKU's. Many of the food items are sold under the "Cracker Barrel Old Country Store" brand name. Cracker Barrel offers items for sale in the retail store that also are featured on, or related to, the restaurant menu, such as cornbread and pancake mixes. The Company believes that Cracker Barrel achieves high retail sales per square foot (over $450 per square foot of retail selling space annually) both by offering appealing merchandise and by having a significant source of retail customers from the high volume of restaurant customers - an average of over 8,000 per week in a typical store. The substantial majority of sales in the retail area are estimated to be to customers who also are guests in the restaurant.

     Product Development and Merchandising: Cracker Barrel maintains a product development department, which develops new and improved menu items in response either to shifts in customer preferences or to create customer interest. Coordinated seasonal promotions are used regularly in the restaurants and retail shops. The Cracker Barrel merchandising department attempts to select merchandise for the retail shop that reinforces the nostalgic theme of the restaurant. In 2005, Cracker Barrel partnered with Grammy(R) Award-winners Alison Krauss and Union Station to produce an exclusive CD titled "Home on the Highways" featuring favorite songs selected by Ms. Krauss and her band. Cracker Barrel also sponsored the Alison Krauss and Union Station Tour "2005 Lonely Runs Both Ways." In 2005, Cracker Barrel announced additional music compilation partnerships with Charlie Daniels, scheduled to begin sales in October 2005, and Sara Evans, scheduled to begin sales in February 2006. These partnerships complement Cracker Barrel's existing proprietary line of first editions of "American Music Legends" series of CD's featuring music stars from Elvis Presley to Patsy Cline and other music celebrities. Cracker Barrel also offers for sale in its retail shops its proprietary line of "Heritage Music" CDs featuring various styles of traditional American music from bluegrass, to blues, to Cajun, to gospel and other styles. In 2005, Cracker Barrel entered into an agreement to sponsor the Grand Ole Opry(TM), the showcase of country music and, with nearly 80 years on the air, America's longest running radio program

     Store Management and Quality Controls: Cracker Barrel store management, typically consisting of one general manager, four associate managers and one retail manager, are responsible for an average of 100-120 employees on two shifts. The relative complexity of operating a Cracker Barrel store requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational performance, Cracker Barrel maintains a bonus plan designed to provide store management with an opportunity to share in the profits of their store. The bonus plan also rewards managers who achieve specific operational targets. To assure that individual stores are operated at a high level of quality, Cracker Barrel emphasizes the selection and training of store managers. It also employs district managers to support individual store managers and regional vice presidents to support individual district managers. A district manager's individual span of control typically is seven to eight individual restaurants, and regional vice presidents support seven to nine district managers. Each store is assigned to both a restaurant and a retail district manager and each district is assigned to both a restaurant and a retail regional vice president. The various levels of restaurant and retail management work closely together.

     The  store  management  recruiting  and  training  program  begins  with an evaluation and screening process. In addition to multiple interviews and background and experience verification, Cracker Barrel conducts testing designed to identify those applicants most likely to be best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of seven weeks of in-store training and four weeks of training at Cracker Barrel's corporate facilities. This program allows new managers the opportunity to become familiar with Cracker Barrel operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility. Cracker Barrel provides its managers and hourly employees with ongoing training through its various development courses taught through a blended learning approach, including hands-on, classroom, written and Internet-based training. Each store is equipped with training computers for the Internet-based computer-assisted instruction programs. Additionally, each store typically has an employee training coordinator who oversees training of the store's hourly employees.

     Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to specification, price and other material terms of most food purchases. When practical, Cracker Barrel coordinates with the purchasing department at Logan's to seek possible volume purchases from combined activities. Cracker Barrel is a party to a prime vendor contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; and Ft. Mill, South Carolina. This vendor's contract currently runs through 2007 with minimal price increases each year in 2006 and 2007. The contract requires the Company to pay for market fuel prices that exceed certain designated prices. The contract will remain in effect until both parties mutually modify it in writing or until terminated by either Cracker Barrel or the distributor upon 180 days written notice to the other party. Cracker Barrel purchases the majority of its food products and restaurant supplies on a cost-plus basis through this unaffiliated distributor. The distributor is responsible for placing food orders and warehousing and delivering food products to Cracker Barrel's stores. Deliveries generally are made once per week to the individual stores. Certain perishable food items are purchased locally by Cracker Barrel stores.

     Four food categories (beef, dairy (including eggs), pork and poultry) account for the largest shares of Cracker Barrel's food purchasing expense at approximately 14%, 14%, 12% and 10%, respectively, but each category does include several individual items. The single food item within these categories, accounting for the largest share of Cracker Barrel's food purchasing expense, was chicken tenderloin at approximately 6% of food purchases in 2005. Cracker Barrel purchases its beef through six vendors, pork through eight vendors, and poultry through eight vendors. Cracker Barrel purchases its chicken tenderloin through two vendors. Dairy and eggs are purchased through numerous vendors including local vendors. Should any food items from these vendors become unavailable, management believes that these food items could be obtained in sufficient quantities from other sources at competitive prices.

     The majority of retail items (approximately 72% in 2005) are centrally purchased directly by Cracker Barrel from domestic and international vendors and warehoused at the Company's owned Lebanon distribution center. The distribution center is a 367,200 square foot warehouse facility with 36 foot ceilings and 170 bays, and includes an additional 13,800 square feet of office and maintenance space. The distribution center fulfills retail item orders generated by Cracker Barrel's automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line. The contract with this freight line requires the Company to pay for market fuel prices that exceed certain designated prices. Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly from Cracker Barrel's vendors to its stores. Approximately 28-30% of Cracker Barrel's retail purchases in 2005 were directly from vendors in the People's Republic of China. During 2005, Cracker Barrel entered into a relationship with a foreign buying agency to source product and supplement product development.

     Cost and Inventory Controls: Cracker Barrel's computer systems and various analytical tools are used to evaluate store operating information and provide management with reports to support detection of unusual variances in food costs, labor costs or operating expenses. Management also monitors individual store restaurant and retail sales on a daily basis and closely monitors sales mix, sales trends, operational costs and inventory levels. The information generated by the computer systems, analysis tools and monitoring processes are used to manage the operations of each store, replenish retail inventory levels and to facilitate retail purchasing decisions. These systems and processes also are used in the development of forecasts, budget analyses, and planning.

     Guest Satisfaction: Cracker Barrel is committed to providing its guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment, in a way that evokes memories of the past. Cracker Barrel's commitment to offering guests a quality experience begins with its employees. Its mission statement, "Pleasing People," embraces guests and employees alike, and the Company's employees are trained on the importance of that mission in a culture of mutual respect. Cracker Barrel also is committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality. Through the regular use of guest surveys and store visits by its district managers and regional vice presidents, management receives valuable feedback, which it uses in its ongoing efforts to improve the stores and to demonstrate Cracker Barrel's continuing commitment to pleasing its guests. Cracker Barrel also has for many years had a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up. Cracker Barrel has public notices in its menus, on its website and posted in its restaurants informing customers and employees about how to contact Cracker Barrel by Internet or toll-free telephone number with questions, complaints or concerns regarding services or products. Cracker Barrel conducts training in how to gather information and investigate and resolve customer concerns. This is accompanied by comprehensive training for all store employees on Cracker Barrel's public accommodations policy and its commitment to "pleasing people." In 2005, the Company implemented an anonymous, unannounced, third-party store testing program, to ensure compliance with its guest satisfaction policies and commitments. In 2006, Cracker Barrel expects to introduce an improved interactive voice response ("IVR") system to monitor operational performance and guest satisfaction at all stores on an ongoing basis. Cracker Barrel has used an IVR system in the past to monitor the performance of new restaurants and to provide insight into the performance of under-performing stores.

     Marketing: Outdoor advertising (i.e., billboards and state department of transportation signs) is the primary advertising medium utilized to reach consumers in the primary trade area for each Cracker Barrel store and also to reach interstate travelers and tourists. Outdoor advertising accounted for approximately 60% of advertising expenditures in 2005, with approximately 1,700 billboards at year-end, of which 135 were provided without charge to Cracker Barrel for a limited period of time by their owners to celebrate the Company's 35th anniversary. In recent years Cracker Barrel has utilized other types of media, such as radio and print, in its core markets to maintain customer awareness, and outside of its core markets to increase name awareness and to build brand loyalty. Cracker Barrel defines its core markets based on average weekly sales, geographic location, longevity in the market and name awareness in each market. Cracker Barrel plans to maintain its overall advertising spending at approximately 2% of Cracker Barrel's revenues in 2006, as it generally has since 2000. Outdoor advertising should continue to represent approximately 60% of advertising expenditures in 2006. New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume.

Logan's Roadhouse
-----------------

     Store Format: Logan's restaurants generally are constructed of rough-hewn cedar siding in combination with bands of corrugated metal outlined in red neon. Interiors are decorated with murals and other artifacts depicting scenes or billboard advertisements reminiscent of American roadhouses of the 1930s and 1940s, with concrete and wooden planked floors and neon signs. The lively, upbeat, friendly, relaxed atmosphere seeks to appeal to families, couples, single adults and business people. The restaurants feature display cooking and an old-fashioned meat counter displaying ribs and hand-cut USDA choice steaks, and also include a spacious, comfortable bar area. While dining or waiting for a table, guests may eat complimentary roasted in-shell peanuts and toss the shells on the floor. In the waiting area they also may watch as cooks prepare steaks and other entrees on gas-fired mesquite grills. During 2006, Logan's plans to begin installation of complimentary jukeboxes in the waiting or bar area of all its restaurants to allow guests to select some of their favorite music. These features are intended to emphasize a welcoming, lively, roadhouse-type environment in order to enhance the differentiation of the concept with consumers. Logan's has developed, designed and opened one new prototype restaurant that it is testing and expects to open regularly, beginning in 2007.

     Products: Beginning in 2004, Logan's began revamping its menu and expanding its offerings of appetizers and entrees to broaden the appeal of the Logan's concept, while still offering affordable high-quality steaks. In 2005, Logan's introduced specialty appetizers, including Smokin' Hot Grilled Wings, Lightnin' Hot Shrimp Bucket, and San Antonio Chicken Wraps and new "craveable" entrees and salads including Santa Fe Tilapia, Southern Fried Catfish, Filet and Grilled Shrimp Combos and Logan's Kickin' Chickin' Salad. The Logan's dinner menu features an assortment of specially seasoned USDA choice steaks, extra-aged, and cut by hand on premises. Guests also may choose from slow-cooked baby back ribs, mesquite-grilled chicken, seafood items and an assortment of hamburgers, salads and sandwiches. All dinner entrees include made-from-scratch yeast rolls and a choice of two side items which include dinner salad, brown sugar and cinnamon sweet potato, baked potato, mashed potatoes, grilled vegetables, fries or other side items at no additional cost. Logan's express lunch menu provides specially priced items to be served in less than 15 minutes. All lunch salads are served with made-from-scratch yeast rolls, and all lunch sandwiches are served with home-style potato chips. In 2005, lunch and dinner accounted for approximately 35% and 65% of Logan's sales, respectively. Prices range from $4.99 to $8.99 for lunch items and from $5.69 to $19.99 for dinner entrees. The average check per customer for 2005 was $12.32, including alcoholic beverages. Slightly less than 9% of Logan's net sales in 2005 were from alcoholic beverages. In most of its restaurants Logan's offers a happy hour intended to increase responsible alcohol sales. The happy hour emphasizes responsible alcohol service through training and operational standards. Various price increases were instituted during 2005 and averaged 3.2% for the year.

     Product Development: Logan's employs a full-time Vice President of Menu and Culinary Innovation who is dedicated to enhancing and developing the brand through improved and appealing product offerings. Logan's tests various new products in an effort to select items with high guest appeal in response to changing customer tastes. In order to maximize operating efficiencies and cost effectively provide fresh ingredients for its food products, purchasing decisions are made by Logan's corporate management. Management believes that Logan's has adequate flexibility to meet future shifts in consumer preference on a timely basis.

     Restaurant Management and Quality Controls: Logan's restaurant management typically consists of a general manager, one kitchen manager and two to four assistant managers who are responsible for approximately 80 hourly employees. Each restaurant management team typically is comprised of one to two persons who were promoted into management positions from non-management positions and three to four managers with previous management experience. Each restaurant employs a skilled meat-cutter to cut steaks from USDA choice beef. The general manager of each restaurant is responsible for the day-to-day operations of the restaurant, including maintaining high standards of quality and performance established by Logan's corporate management. The complexity of operating a Logan's restaurant requires an effective management team at the individual restaurant level. As a motivation to restaurant managers to increase revenues and operational performance, Logan's maintains an incentive bonus plan that rewards managers for achieving sales and profit targets as well as key operating cost measures. To assure that individual restaurants are operated at high standards of quality, Logan's has regional managers to support individual restaurant managers along with one director and two regional vice presidents of operations to support individual regional managers. Each regional manager typically supports five to six individual restaurants. The director of operations supports four regional managers and the regional vice presidents of operations support ten regional managers each. Through regular visits to the restaurants, the regional vice presidents, the director of operations, the regional managers and other senior management ensure that the Logan's concept, strategy and standards of quality are being adhered to.

     Logan's requires that its restaurant managers have significant experience in the full-service restaurant industry. All new managers are required to complete up to eight weeks of training at a Logan's restaurant and one week of classroom training conducted at the Logan's training facility in Nashville. The course emphasizes the Logan's operating strategy, procedures and standards. Logan's also has a specialized training program required for managers and hourly service employees on responsible alcohol service.

     Purchasing and Distribution: Logan's strives to obtain consistent high quality ingredients at competitive prices from reliable sources. Logan's negotiates directly with food vendors as to specifications, price and other material terms of most food purchases. When practical, Logan's coordinates with the purchasing department at Cracker Barrel to seek possible volume purchases from combined activities. Logan's purchases the majority of its food products and restaurant supplies on a cost-plus basis through the same unaffiliated distributor that is used by Cracker Barrel. The distributor is responsible for placing food orders and warehousing and delivering food products for Logan's restaurants. Certain perishable food items are purchased locally by the restaurants.

     The single food item accounting for the largest share (approximately 36%) of Logan's food cost is beef. Steaks are hand-cut on the premises, in contrast to many in the restaurant industry that purchase pre-portioned steaks. Logan's presently purchases its beef through one supply contract. Should any beef items from this supplier become unavailable for any reason, management believes that such items could be obtained in sufficient quantities from other sources at competitive prices.

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

     Guest Satisfaction: Logan's is committed to providing its guests prompt, friendly, efficient service, keeping table-to-server ratios low and staffing each restaurant with an experienced management team to ensure attentive guest service and consistent food quality. Through the regular use of marketing research, guest feedback to the managers while in the restaurant and an outsourced guest satisfaction survey program, management receives valuable feedback, which it uses to improve restaurant operations and monitor guest satisfaction. The satisfaction survey program delivers 50-150 guest survey responses per restaurant each month. Each selected guest is invited to take the survey via a random invitation on the guest receipt and receives a discount of $3.00 off their next food purchase. The program allows Logan's to identify and focus on key drivers of guest satisfaction and monitor long-term trends in guest satisfaction and perception.

     Marketing: Logan's employs an advertising and marketing strategy designed to establish and maintain a high level of name recognition and to attract new customers. Management's goal is to develop a greater number of restaurants in certain markets to support and enhance the use of television, radio and outdoor advertising. In 2005 Logan's spent approximately 1.0% of revenues on advertising and expects to spend approximately 1.5% of revenues in 2006. In 2004, with changes in Logan's management and the resulting refocus of management priorities on improving the brand and clarifying its media message, Logan's spent less on advertising. In 2005, Logan's developed and tested a new advertising and marketing program, including new television and radio advertising, which it plans to introduce in 2006 in markets encompassing approximately half its company-owned restaurants. Logan's also engages in a variety of promotional activities, such as contributing personnel, money and complimentary meals to charitable, civic and cultural programs, in order to increase public awareness of Logan's restaurants. Logan's also has certain relationships with the National Football League's Tennessee Titans, including two concession facilities (named "Logan's Landing") inside the Nashville, Tennessee Coliseum and various promotions during and around the games as well as other events, such as home football games for Tennessee State University.

     Franchising: Prior to the Company acquiring Logan's Roadhouse, Inc., Logan's had entered into certain area development agreements and accompanying franchise agreements. As of September 23, 2005, two franchisees operate 23
Logan's restaurants in four states, and have rights under the existing agreements, subject to development terms, conditions and timing requirements, to open up to 18 additional locations in those same states plus parts of Nevada. Certain of the agreements have provided for the possible acquisition of the franchise locations in the territory by Logan's. Management is not currently planning any other franchising initiatives in the near future beyond the current agreements, although Logan's believes additional franchising could become an opportunity in the future. Logan's offers no financing, financial guarantees or other financial assistance to its franchisees and has no ownership interest in any franchisee properties or assets.

UNIT DEVELOPMENT

     Cracker Barrel opened 25 new stores in 2005. Cracker Barrel plans to open 26 new stores during 2006, five of which already were open as of September 23, 2005.

     Logan's opened 17 new company-operated restaurants and three new franchised restaurants in 2005. Logan's plans to open 22-24 new company-operated restaurants and four franchised restaurants during 2006, and three of the planned company-operated restaurants already were open as of September 23, 2005.

     Of the 534 Cracker Barrel stores open as of September 23, 2005, the Company owns 384, while the other 150 properties are either ground leases or ground and building leases. The current Cracker Barrel store prototype is approximately 10,000 square feet including approximately 2,100 square feet in the retail selling space. The prototype has 194 seats in the restaurant. Cracker Barrel plans to modify the prototype in 2006 to provide additional seating and operational flexibility.

     Of the 150 Logan's restaurants open as of September 23, 2005, 23 are franchised restaurants. Of the remaining 127 Logan's restaurants, 63 are owned and 64 are ground leases. The current Logan's restaurant prototype is approximately 8,200 square feet with 284 seats, including 22 seats at the bar. Logan's has recently developed and designed a new prototype restaurant, the first of which opened in early 2006. The Company plans to evaluate the effectiveness and cost of the new prototype and incorporate changes into a revised design expected to begin to be used in 2007 openings.

EMPLOYEES

     As of July 29, 2005, CBRL Group, Inc. employed 29 people, of whom 12 were in advisory and supervisory capacities and 6 were officers of the Company. Cracker Barrel employed approximately 64,000 people, of whom 508 were in advisory and supervisory capacities, 3,176 were in store management positions and 35 were officers. Logan's employed approximately 11,000 people, of whom 89 were in advisory and supervisory capacities, 632 were in restaurant management positions and 9 were officers. Many restaurant personnel are employed on a part-time basis. None of the employees of the Company or its subsidiaries are represented by any union, and management considers its employee relations to be good.

COMPETITION

     The restaurant industry is intensely competitive with respect to price, service, location, and food quality. The Company competes with a number of national and regional restaurant chains as well as locally owned restaurants. The restaurant business is often affected by changes in consumer taste, national, regional, or local economic conditions, traffic patterns, and the type, number, and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.


RAW MATERIALS SOURCES AND AVAILABILITY

     Essential restaurant supplies and raw materials are generally available from several sources. However, in the restaurants, certain branded items are single source products or product lines. Generally, the Company is not dependent upon single sources of supplies or raw materials. The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use.

     Adequate alternative sources of supply, as well as the ability to adjust menus if needed, are believed to exist for substantially all restaurant products. The Company's retail supply chain generally involves longer lead-times and, often, more remote sources of product, including the People's Republic of China, and most of the Company's retail product is distributed to its stores through a single distribution center. Disruption of the Company's retail supply chain could be more difficult to overcome, but the Company is evaluating ways to mitigate such disruptions.

ENVIRONMENTAL MATTERS

     Federal, state and local environmental laws and regulations have not historically had a significant impact on the operations of the Company; however, the Company cannot predict the effect of possible future environmental legislation of regulations on its operations.

TRADEMARKS

     Cracker Barrel and Logan's deem the trademarks and service marks owned by them or their affiliates to be of substantial value. Their policy is to obtain federal registration of their trademarks and other intellectual property whenever possible and to pursue vigorously any infringement of trademarks.

RESEARCH AND DEVELOPMENT

     While research and development are important to the Company, these expenditures have not been material due to the nature of the restaurant and retail industry.

SEASONAL ASPECTS

     Historically, the profits of the Company have been lower in the first three fiscal quarters and highest in the fourth fiscal quarter, which includes much of the summer vacation and travel season. Management attributes these variations primarily to the increase in interstate tourist traffic and propensity to dine out during the summer months, whereas after the school year begins and as the winter months approach, there is a decrease in interstate tourist traffic and less of a tendency to dine out due to inclement weather. The Company's retail sales historically have been highest in the Company's second fiscal quarter, which includes the Christmas holiday shopping season.

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

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located on approximately eight acres of land owned by the Company in Lebanon, Tennessee. The Company uses 10,000 square feet of office space for its corporate headquarters.

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

     The Logan's  corporate  headquarters  and training  facility are located in
approximately  35,000  and  6,000  square  feet,  respectively,   in  Nashville,
Tennessee, under two leases, both of which expire on February 28, 2015.

     In addition to the various corporate facilities, the Company has 32 properties (owned or leased) for future development, a motel used for housing management trainees and for the general public, and five parcels of excess real property and improvements including one leased property, which the Company intends to dispose of.

     Cracker Barrel and Logan's own or lease the following store properties as of September 23, 2005:

         State                        Cracker Barrel                  Logan's                  Combined
         -----                        --------------                  -------                  --------
                                     Owned      Leased           Owned      Leased          Owned     Leased
                                     -----      ------           -----      ------          -----     ------

        Tennessee                       35          12              12           5             47         17
        Florida                         39          13               4           2             43         15
        Texas                           25           4              11          11             36         15
        Georgia                         27           9               7           5             34         14
        Alabama                         17           9               8           5             25         14
        Indiana                         21           5               6           5             27         10
        Ohio                            23           9               1           2             24         11
        Kentucky                        19           9               -           5             19         14
        Michigan                        14           3               2          12             16         15
        Virginia                        19           4               6           2             25          6
        North Carolina                  22           8               -           -             22          8
        Illinois                        21           2               -           -             21          2
        Pennsylvania                     9          11               -           -              9         11
        South Carolina                  11           7               -           -             11          7
        Mississippi                      8           3               2           3             10          6
        Missouri                        12           3               -           1             12          4
        Louisiana                        7           2               3           2             10          4
        Arkansas                         4           6               1           1              5          7
        West Virginia                    3           5               -           2              3          7
        Arizona                          2           7               -           -              2          7
        New York                         7           1               -           -              7          1
        Oklahoma                         4           2               -           1              4          3
        New Jersey                       2           4               -           -              2          4
        Kansas                           4           1               -           -              4          1
        Wisconsin                        5           -               -           -              5          -
        Colorado                         3           1               -           -              3          1
        Maryland                         3           1               -           -              3          1
        Massachusetts                    -           4               -           -              -          4
        Iowa                             3           -               -           -              3          -
        New Mexico                       2           1               -           -              2          1
        Utah                             3           -               -           -              3          -
        Connecticut                      1           1               -           -              1          1
        Minnesota                        2           -               -           -              2          -
        Montana                          2           -               -           -              2          -
        Nebraska                         1           1               -           -              1          1
        Delaware                         -           1               -           -              -          1
        Idaho                            1           -               -           -              1          -
        New Hampshire                    1           -               -           -              1          -
        North Dakota                     1           -               -           -              1          -
        Rhode Island                     -           1               -           -              -          1
        South Dakota                     1           -               -           -              1          -

        Total                          384         150              63          64            447        214

     See "Business-Operations" and "Business-Unit Development" in Item I of this Annual Report on Form 10-K for additional information on the Company's and its subsidiaries' properties.

ITEM 3.  LEGAL PROCEEDINGS

     Part I, Item 3 of the Company's Annual Report on Form 10-K/A for the year ended July 30, 2004 is incorporated herein by this reference.

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

Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company, as of September 23, 2005:

Name                                   Age               Position with Registrant
----                                   ---               ------------------------

Michael A. Woodhouse                    60               Chairman, President & Chief Executive Officer

Lawrence E. White                       55               Senior Vice President, Finance & Chief Financial
                                                         Officer

N. B. Forrest Shoaf                     55               Senior Vice President, Secretary and General Counsel

Norman J. Hill                          63               Senior Vice President, Human Resources

Patrick A. Scruggs                      41               Vice President, Accounting and Tax, & Chief
                                                         Accounting Officer

Cyril J. Taylor                         51               President  and  Chief  Operating  Officer  of  Cracker
                                                         Barrel Old Country Store, Inc.

David L. Gilbert                        48               Chief Administrative Officer of Cracker Barrel Old
                                                         Country Store, Inc.

G. Thomas Vogel                         41               President and Chief Operating Officer of Logan's
                                                         Roadhouse, Inc.

     The following information summarizes the business experience of each executive officer of the Company for at least the past five years:

     Mr. Woodhouse has been employed by the Company or its subsidiaries in various capacities since 1995. Mr. Woodhouse served the Company as Senior Vice President of Finance and CFO from January 1999 to July 1999, as Executive Vice President and Chief Operating Officer ("COO") from August 1999 until July 2000, as President and COO from August 2000 until July 2001, and then as President and Chief Executive Officer from August 2001 until November 2004 when he assumed his current positions. Mr. Woodhouse has 21 years of experience in the restaurant industry and 13 years of experience in the retail industry.

     Mr. White has been employed by the Company in his current capacity since September 1999. Prior to that, he was Executive Vice President and Chief Financial Officer of Boston Chicken, Inc., where he was part of a new management team brought in for an operational and financial turnaround. Mr. White has 18 years of experience in the restaurant industry and 6 years of experience in the retail industry.

     Mr. Shoaf began his employment with the Company in April 2005. Prior to that, he was Managing Director of Investment Banking for Avondale Partners, LLC. From 1996-2000, he was a Managing Director of J.C. Bradford and from 2000-2003, a Managing Director in the investment banking group of Morgan Keegan, a Memphis, Tennessee based investment banking firm and head of its Nashville Corporate Finance Office.

     Mr. Hill has been employed by the Company or its subsidiaries since 1996. He assumed his current position in January 2002. Mr. Hill has 26 years of experience in the restaurant industry and nine years of experience in the retail industry.

     Mr. Scruggs has been employed by the Company or its subsidiaries in various capacities since 1989. He assumed his current position in 2003. Mr. Scruggs has 16 years of experience in the restaurant and retail industries.

     Mr. Taylor started his career with Cracker Barrel in 1978 as a Restaurant Management Trainee and has regularly been promoted to positions of increasing responsibility and authority, becoming Senior Vice President of Operations in July of 2003. Prior to becoming Senior Vice President of Operations, Mr. Taylor was Senior Vice President of Restaurant Operations from August of 2002 to July of 2003, Divisional Vice President of Restaurant Operations from August of 2000 to July of 2002 and Vice President of Operations Administration from August 1999 to July 2000. Mr. Taylor has 27 years of experience in the restaurant and retail industries.

     Mr. Gilbert joined Cracker Barrel in July 2001. Prior to that, he was employed by Shoney's Inc. as its Executive Vice President and Chief
Administrative Officer from January 1999 to July 2001 and its Senior Vice President of Real Estate from January 1998 to January 1999. Mr. Gilbert has 27 years of experience in the restaurant industry and four years of experience in the retail industry.

     Mr. Vogel joined Logan's in August 2003. Prior to that, he was employed by Darden Restaurants Inc. since August 1991 serving in various capacities for its Red Lobster concept, including Senior Vice President of Operations, West/Southeast Divisions from June 1999 to August 2003, Vice President of Food and Beverage from November 1997 to June 1999, and Concept Development Director from March 1995 to November 1997. Mr. Vogel has 19 years of experience in the restaurant industry.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is traded on The Nasdaq Stock Market (National Market System) ("Nasdaq") under the symbol CBRL. There were 13,293 shareholders of record as of September 16, 2005.

     The table "Market Price and Dividend Information" contained in the 2005 Annual Report is incorporated herein by this reference. Part III, Item 12 of this Annual Report on Form 10-K is incorporated in this Item of this Report by this reference.

Unregistered Sales of Equity Securities
---------------------------------------

     There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
-------------------------------------

     The following table sets forth information with respect to purchases of shares of the Company's common stock made during the quarter ended July 29, 2005 by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act:



                                                                                 Total Number            Maximum
                                                                                  of Shares             Number of
                                                                                 Purchased as          Shares that
                                                                                   Part of              May Yet Be
                                         Total Number           Average           Publicly              Purchased
                                           of Shares           Price Paid         Announced             Under the
                                                    -                              Plans or             Plans or
                   Period                Purchased (1)       Per Share (2)         Programs          Programs (3)
                   ------                -------------       -------------       ------------          ------------
          4/30/05 - 5/27/05                      385,000             $39.66           385,000           1,121,081
          5/28/05 - 6/24/05                      300,000             $40.48           300,000             821,081
          6/25/05 - 7/29/05                           --                 --                --             821,081
          Total for the quarter                  685,000             $40.02           685,000             821,081

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

          (3) On February 25, 2005, the Company announced a 2,000,000 share common stock repurchase program with no expiration date.


ITEM 6.  SELECTED FINANCIAL DATA

     The table "Selected Financial Data" contained in the 2005 Annual Report is incorporated into this Item of this Report by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the 2005 Annual Report, is incorporated into this Item of this Report by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the 2005 Annual Report, is incorporated into this Item of this Report by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements (and related footnotes) and Report of Independent Registered Public Accounting Firm, contained in the 2005 Annual Report, are incorporated into this Item of this Report by this reference.

     See Quarterly Financial Data (Unaudited) in Note 13 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) promulgated under the Exchange Act). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of July 29, 2005, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

     There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended July 29, 2005 in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

     We are responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended). We maintain a system of internal controls that is designed to provide reasonable assurance in a cost-effective manner as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

     Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Corporate Governance Guidelines, our Financial Code of Ethics, and our Code of Business Conduct and Ethics, all of which may be viewed on our website. They set the tone for our organization and include factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures, which are reviewed, modified and improved as changes occur in business condition and operations. We do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

     We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of July 29, 2005, based on these criteria.

     In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of internal control over financial reporting, which is included herein.



                      /s/Michael A. Woodhouse
                      -----------------------
                      Michael A. Woodhouse
                      Chairman, President and Chief Executive Officer


                      /s/Lawrence E. White
                      --------------------
                      Lawrence E. White
                      Senior Vice President, Finance and Chief Financial Officer


ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors of the Company is incorporated into this Item of this Report by this reference to the section entitled "Proposal 1: Election of Directors" in the 2005 Proxy Statement. The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Board of Directors and Committees" and "Executive Compensation" in the 2005 Proxy Statement. The matters labeled "Compensation and Stock Option Committee Report" and "Shareholder Return Performance Graph" are not, and shall not be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Stock Ownership of Management and Certain Beneficial Owners" and "Executive Compensation-Equity Compensation Plan Information" in the 2005 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated into this Item of this Report by this reference to the section entitled "Certain Transactions" in the 2005 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Fees Paid to Auditors" and "Audit Committee Report-What is the Audit Committee's pre-approval policy and procedure with respect to audit and non-audit services provided by our auditors?" in the 2005 Proxy Statement. No other portion of the section of the 2005 Proxy Statement entitled "Audit Committee Report" is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) List of documents filed as part of this report:

         1. The following Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP of the 2005 Annual Report are included within Exhibit 13 to this Annual Report on Form 10-K and are incorporated into this Item of this Report by this reference:

               Report of Independent Registered Public Accounting Firm dated September 22, 2005

               Consolidated Balance Sheet as of July 29, 2005 and July 30, 2004

               Consolidated Statement of Income for each of the three fiscal years ended July 29, 2005, July 30, 2004 and August 1, 2003

               Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years ended July 29, 2005, July 30, 2004 and August 1, 2003

               Consolidated Statement of Cash Flows for each of the three fiscal years ended July 29, 2005, July 30, 2004 and August 1, 2003

               Notes to Consolidated Financial Statements

         2. All schedules have been omitted since they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

         3. The exhibits listed in the accompanying Index to Exhibits immediately following the signature page to this Report

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

                                                September 26, 2005

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

Name                                    Title                                            Date
----                                    -----                                            ----

/s/Michael A. Woodhouse
-----------------------
Michael A. Woodhouse                    Chairman, President and Chief Executive          September 26, 2005
                                        Officer

/s/Lawrence E. White
--------------------
Lawrence E. White                       Senior Vice President, Finance and Chief         September 26, 2005
                                        Financial Officer (Principal Financial Officer)
/s/Patrick A. Scruggs
---------------------
Patrick A. Scruggs                      Chief Accounting Officer                         September 26, 2005
                                        (Principal Accounting Officer)
/s/James D. Carreker
--------------------
James D. Carreker                       Director                                         September 26, 2005

/s/Robert V. Dale
-----------------
Robert V. Dale                          Director                                         September 26, 2005

/s/Richard J. Dobkin
--------------------
Richard J. Dobkin                       Director                                         September 26, 2005

/s/Robert C. Hilton
-------------------
Robert C. Hilton                        Director                                         September 26, 2005

/s/Charles E. Jones, Jr.
------------------------
Charles E. Jones, Jr.                   Director                                         September 26, 2005

/s/B.F. Lowery
--------------
B.F. Lowery                             Director                                         September 26, 2005


---------------------
Martha M. Mitchell                      Director                                         September 26, 2005

/s/Erik Vonk
------------
Erik Vonk                               Director                                         September 26, 2005

--------------
Andrea M. Weiss                         Director                                         September 26, 2005


------------------
Jimmie D. White                         Director                                         September 26, 2005

                                INDEX TO EXHIBITS

Exhibit
-------

3(I), 4(a)        Charter (1)

3(II), 4(b)       Bylaws (1)

4(c)              Shareholder Rights Agreement dated 9/7/1999 (2)

4(d) Indenture, dated as of April 3, 2002, among the Company, the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee, relating to the Company's zero-coupon convertible senior notes (the "Notes") (3)

4(e) Form of Certificate for the Notes (included in the LYONS Indenture incorporated by reference as Exhibit 4(d) hereof)(3)

4(f) Form of Guarantee of the Notes (included in the LYONS Indenture filed as Exhibit 4(d) hereof) (3)

4(g)              First amendment, dated as of June 19, 2002, to the LYONS
                  Indenture (4)

4(h)              Second amendment, dated as of July 30, 2004, to the LYONS
                  Indenture (4)

4(i)              Third amendment, dated as of December 31, 2004, to the LYONS
                  Indenture (5)

4(j)              Fourth amendment, dated as of January 28, 2005, to the LYONS
                  Indenture (6)

4(k),10(a)        Credit Agreement dated 2/21/2003, relating to the $300,000,000
                  Revolving Credit Facility (7)

10(b) Lease dated 8/27/1981 for lease of Macon, Georgia store between Cracker Barrel Old Country Store, Inc. and B. F. Lowery, a director of the Company (8)

10(c) The Company's Amended and Restated Stock Option Plan, as amended (9)

10(d)             The Company's 2000 Non-Executive Stock Option Plan (10)

10(e) The Company's 1989 Non-Employee Director's Stock Option Plan, as amended (11)

10(f)             The Company's Non-Qualified Savings Plan

10(g)             The Company's Deferred Compensation Plan (8)

10(h)             The Company's 2002 Omnibus Incentive Compensation Plan
                  ("Omnibus Plan") (12)

10(i)             Amendment No. 1 to Omnibus Plan

10(j)             Form of Restricted Stock Award

10(k)             Form of Stock Option Award under the Amended and Restated
                  Stock Option Plan

10(l)             Form of Stock Option Award under the Omnibus Plan

10(m) Executive Employment Agreement dated as of August 1, 2005 between Michael A. Woodhouse and the Company

10(n)             Change-in-control Agreement for Lawrence E. White dated
                  10/13/1999 (9)

10(o)             Change-in-control Agreement for N.B. Forrest Shoaf dated
                  5/12/2005

10(p)             Change-in-control Agreement for Norman J. Hill dated
                  10/13/1999 (10)

10(q)             Change-in-control Agreement for David L. Gilbert dated
                  10/3/2001 (10)

10(r)             Change-in-control Agreement for Tom Vogel dated October 3,
                  2003 (12)

10(s) Change-in-control Agreement for Patrick A. Scruggs dated October 13, 1999 (12)

10(t) Master Lease dated July 31, 2000 between Country Stores Property I, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 21 Cracker Barrel Old Country Store(R) sites (13)

10(u) Master Lease dated July 31, 2000 between Country Stores Property I, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 9 Cracker Barrel Old Country Store(R) sites*

10(v) Master Lease dated July 31, 2000 between Country Stores Property II, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 23 Cracker Barrel Old Country Store(R) sites*

10(w) Master Lease dated July 31, 2000 between Country Stores Property III, LLC ("Lessor") and Cracker Barrel Old Country Store, Inc. ("Lessee") for lease of 12 Cracker Barrel Old Country Store(R) sites*

10(x)             2005 Long-Term Incentive Plan (14)

10(y)             2005 Annual Bonus Plan (14)

10(z)             2006 LTI Plan (15)

10(aa)            CBRL Group, Inc. Targeted Retention Plan (15)

10(bb)            CBRL Group, Inc. Stock Ownership Achievement Incentive Plan
                  (15)

10(cc)            2006 Annual Bonus Plan (15)

10(dd)            Summary of Executive Officer and Director Compensation (15)

10(ee)            Form of Mid-Term Incentive and Retention Plan Award Notice

13 Pertinent portions of the Company's 2005 Annual Report to Shareholders that are incorporated by reference into this Annual Report on Form 10-K.

21                Subsidiaries of the Registrant

23 Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

31                Rule 13a-14(a)/15d-14(a) Certifications

32                Section 1350 Certifications

*Document not filed  because  essentially  identical in terms and  conditions to
Exhibit 10(t).

(1) Incorporated by reference to the Company's Registration Statement on Form S-4/A under the Securities Act of 1933 ("Securities Act") (File No. 333-62469).

(2) Incorporated by reference to the Company's Current Report on Form 8-K under the Securities Exchange Act of 1934 ("Exchange Act"), filed September 21, 1999.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended May 3, 2002.

(4) Incorporated by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K/A under the Exchange Act for the fiscal year ended July 30, 2004.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended January 28, 2005.

(6) Incorporated by reference to the Company's Current Report on Form 8-K under the Exchange Act filed on February 2, 2005.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended January 31, 2003.

(8) Incorporated by reference to the Company's Registration Statement on Form S-7 under the Securities Act (File No. 2-74266).

(9) Incorporated by reference to the Company's Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 30, 1999.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 2002.

(11) Incorporated by reference to the Cracker Barrel Old Country Store, Inc. Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 1991 (File No. 0-7536).

(12) Incorporated by reference to the Company's Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 1, 2003.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 28, 2000.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended October 29, 2004.

(15) Incorporated by reference to the Company's Current Report on Form 8-K under the Exchange Act, filed August 1, 2005.