Form 10-Q
period 2005-10-28
CBRL GROUP INC
filed 2005-11-30
CIK 1067294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
     (Mark One)

         [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 28, 2005

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

                        305 Hartmann Drive, P. O. Box 787
                          Lebanon, Tennessee 37088-0787
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                  615-443-9869
              (Registrant's Telephone Number, Including Area Code)

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

     Yes    X        No_____
         -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes               No   X
         ---------        ----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        46,757,119 Shares of Common Stock
                       Outstanding as of November 25, 2005

                                CBRL GROUP, INC.

                                    FORM 10-Q

                     For the Quarter Ended October 28, 2005

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                             Page
                                                                                           ----

         Item 1
         - Financial Statements (unaudited)

           a) Condensed Consolidated Balance Sheet as of October 28, 2005
              and July 29, 2005                                                             3

           b) Condensed Consolidated Statement of Income for the Quarters
              Ended October 28, 2005 and October 29, 2004                                   4

           c) Condensed Consolidated Statement of Cash Flows for the Quarters
              Ended October 28, 2005 and October 29, 2004                                   5

           d) Notes to Condensed Consolidated Financial Statements                          6

         Item 2
         - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                           13

         Item 3
         - Quantitative and Qualitative Disclosures About Market Risk                      23

         Item 4
         - Controls and Procedures                                                         23

PART II.  OTHER INFORMATION

         Item 1
         - Legal Proceedings                                                               24

         Item 4
         - Submission of Matters to a Vote of Security Holders                             24

         Item 6
         - Exhibits                                                                        24

SIGNATURES                                                                                 25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                CBRL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                          October 28,            July 29,
                                                                             2005                  2005*
                                                                             ----                  ----
ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 19,987             $ 17,173
  Receivables                                                                 15,395               13,736
  Inventories                                                                165,296              142,804
  Prepaid expenses                                                            12,019                7,238
  Deferred income taxes                                                        9,532                9,532
                                                                            ---------             --------
     Total current assets                                                    222,229              190,483

Property and equipment                                                     1,697,131            1,664,048
Less: Accumulated depreciation and amortization of capital leases            462,009              445,750
                                                                           ----------           ----------
Property and equipment - net                                               1,235,122            1,218,298
                                                                           ----------           ----------

Goodwill                                                                      93,724               93,724
Other assets                                                                  32,862               30,767
                                                                           ----------           ----------

Total assets                                                              $1,583,937           $1,533,272
                                                                          ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $ 96,624             $ 97,710
  Income taxes payable                                                        29,022               22,211
  Other accrued expenses                                                     166,762              175,214
  Current maturities of long-term debt and other long-term obligations           194                  210
                                                                          -----------          -----------
      Total current liabilities                                              292,602              295,345
                                                                          -----------          -----------

Long-term debt                                                               236,140              212,218
                                                                          -----------          -----------
Other long-term obligations                                                  159,088              155,721
                                                                          -----------          -----------

Commitments and contingencies (Note 9)

Shareholders' equity:
  Preferred stock - 100,000,000 shares of $.01 par
    value authorized; no shares issued                                            --                   --
  Common stock - 400,000,000 shares of $.01 par
    value authorized; at October 28, 2005, 46,726,847
    shares issued and outstanding and at July 29, 2005,
    46,619,803 shares issued and outstanding                                     467                  466
  Additional paid-in capital                                                   6,474                   --
  Retained earnings                                                          889,166              869,522
                                                                          -----------           ----------
    Total shareholders' equity                                               896,107              869,988
                                                                          -----------           ----------

Total liabilities and shareholders' equity                                $1,583,937           $1,533,272
                                                                          ===========          ===========

See notes to unaudited condensed consolidated financial statements.
* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 29, 2005, as filed in the Company's July 29, 2005 Form 10-K.

                                CBRL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                            Quarter Ended
                                                              -------------------------------------------
                                                              October 28,                   October 29,
                                                                   2005                          2004
                                                                   ----                          ----

      Total revenue                                                $633,357                    $612,653

      Cost of goods sold                                            199,321                     199,842
                                                                  ---------                     -------
      Gross profit                                                  434,036                     412,811

      Labor and other related expenses                              235,976                     226,189
      Other store operating expenses                                117,527                     104,103
                                                                 ----------                     -------
      Store operating income                                         80,533                      82,519

      General and administrative expenses                            38,704                      34,376
                                                                 ----------                     -------
      Operating income                                               41,829                      48,143

      Interest expense                                                2,498                       2,095
                                                                 ----------                     -------
      Income before income taxes                                     39,331                      46,048

      Provision for income taxes                                     13,609                      16,118
                                                                 ----------                      ------
      Net income                                                    $25,722                    $ 29,930
                                                                 ==========                    ========

      Net income per share (see Note 6):
            Basic                                                   $  0.55                      $ 0.61
                                                                    =======                      ======
            Diluted                                                 $  0.51                      $ 0.57
                                                                    =======                      ======

      Weighted average shares (see Note 6):
            Basic                                                46,672,202                  48,712,161
                                                                ===========                  ==========
            Diluted                                              51,836,594                  54,356,771
                                                                ===========                  ==========

See notes to unaudited condensed consolidated financial statements.

                                CBRL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Quarter Ended
                                                                                 --------------------------------------
                                                                                  October 28,              October 29,
                                                                                     2005                     2004
                                                                                     ----                     ----
   Cash flows from operating activities:
    Net income                                                                       $25,722                  $29,930
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                                 17,186                   16,179
        Loss on disposition of property and equipment                                    742                      527
        Accretion on zero-coupon contingently convertible
         senior notes                                                                  1,423                    1,382
        Share-based compensation                                                       3,655                      668
        Excess tax benefit from share-based compensation                                (522)                      --
    Changes in assets and liabilities:
        Inventories                                                                  (22,492)                 (27,535)
        Accounts payable                                                              (1,086)                  32,094
        Income taxes payable                                                           7,333                    6,146
        Accrued employee compensation                                                 (9,025)                 (12,844)
        Other current assets and other current liabilities                            (6,353)                  (8,937)
        Other assets and other long-term liabilities                                   1,308                      900
                                                                                    ---------                 ---------
    Net cash provided by operating activities                                         17,891                   38,510
                                                                                    ---------                 ---------

   Cash flows from investing activities:
    Purchase of property and equipment                                               (34,788)                 (37,369)
    Proceeds from sale of property and equipment                                          36                      184
                                                                                    ---------                 ---------
    Net cash used in investing activities                                            (34,752)                 (37,185)
                                                                                    ---------                 ---------

   Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                         331,200                  108,200
    Principal payments under long-term debt and other
     long-term obligations                                                          (308,753)                 (88,248)
    Proceeds from exercise of stock options                                            2,298                   12,143
    Excess tax benefit from share-based compensation                                     522                       --
    Purchases and retirement of common stock                                              --                  (39,873)
    Dividends on common stock                                                         (5,592)                  (5,365)
                                                                                    ---------                 --------
    Net cash provided by (used in) financing activities                               19,675                  (13,143)
                                                                                    ---------                 --------

   Net increase (decrease) in cash and cash equivalents                                2,814                  (11,818)

   Cash and cash equivalents, beginning of period                                     17,173                   28,775
                                                                                    ---------                 --------

   Cash and cash equivalents, end of period                                          $19,987                 $ 16,957
                                                                                    ========                 ========

   Supplemental disclosures of cash flow information:
    Cash paid during the three months for:
       Interest, net of amounts capitalized                                         $    606                 $    182
                                                                                    ========                 ========
       Income taxes                                                                  $ 7,275                  $10,843
                                                                                     =======                  =======

 See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1.  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheets as of October 28, 2005 and July 29, 2005 and the related condensed consolidated statements of income and cash flows for the quarters ended October 28, 2005 and October 29, 2004, have been prepared by CBRL Group, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") without audit. In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such Condensed Consolidated Financial Statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 29, 2005 (the "2005 Form 10-K"). Except as described in Note 2 below, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2005 Form 10-K.

     References in these Notes to the Condensed Consolidated Financial Statements to a year are to the Company's fiscal year unless otherwise noted. Certain reclassifications have been made in the 2005 condensed consolidated financial statements to conform to the classifications used in 2006.

2. Summary of Significant Accounting Policies

     The significant accounting policies of the Company are included in the 2005 Form 10-K. During the quarter ended October 28, 2005, there were no significant changes to those accounting policies, except as described in footnote 3 related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R").

3. Recently Adopted Accounting Pronouncements

     Share-Based Compensation

     The Company has four share-based compensation plans for employees and non-employee directors, which authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans (see Note 6 to the Company's Consolidated Financial Statements included in the 2005 Form 10-K). The number of shares authorized for issuance under the
Company's plans as of October 28, 2005 totals 26,294,452, of which 2,325,863 shares were available for future issuance. Stock options granted under these plans are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest at a cumulative rate of 33% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.

     Prior to July 30, 2005, the Company accounted for its stock based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company's prior year net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The reported stock-based compensation expense, net of related tax effects, in the table below represents the amortization of restricted stock grants.

     Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the first quarter ended October 29, 2004, the Company's consolidated net income and net income per share would have been reduced to the pro-forma amounts illustrated as follows:

                                                                 Quarter Ended
                                                                  October 29,
                                                                      2004
                                                                      ----

      Net income - as reported                                       $29,930
      Add:  Total stock-based employee
           compensation included in reported
           net income, net of related tax effects                        434
      Deduct: Total stock-based compensation
           expense determined under fair-value
           based method for all awards, net of
           related tax effects                                        (2,913)
                                                                     --------
      Pro forma, net income                                          $27,451
                                                                     =======

      Net income per share:
                Basic - as reported                                    $0.61
                                                                       =====
                Basic - pro forma                                      $0.56
                                                                       =====

                Diluted - as reported                                  $0.57
                                                                       =====
                Diluted - pro forma                                    $0.53
                                                                       =====

     Effective July 30, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost in the first quarter of 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of July 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to July 29, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      Quarter Ended
                                                       October 29,
                                                          2004
                                                          ----

                  Dividend yield range                  1.1%-1.3%
                  Expected volatility range             33% - 38%
                  Risk-free interest rate range        3.3% - 4.1%
                  Expected lives (in years)                 5

     Under the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option. Under SFAS No. 123R, however, the Company, with the assistance of an outside consulting service, will estimate expected volatility using a blend of implied volatility based on market-traded options on the Company's common stock and historical volatility of the Company's common stock over the contractual life of the options. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption ofSFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares.

     The adoption of SFAS No. 123R decreased the Company's first quarter 2006 reported operating income and income before income taxes by $2,800, reported net income by $1,831 and reported basic and diluted net income per share by $0.04 per share. The expense, before income tax effect, is in general and administrative expense. The adoption of SFAS No. 123R resulted in a decrease in reported cash flow from operating activities of $522 offset by an increase in reported cash flow from financing activities of $522 in the first quarter of 2006. The Company's adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, basic and diluted net income per share in the comparable first quarter of 2005.

     Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation and other equity-based awards. Compensation cost for share-based payment arrangements recognized in general and administrative expenses for the first quarter of 2006 was $2,800 for stock options and $855 for restricted stock. The total income tax benefit recognized in the income statement for the first quarter of 2006 for share-based compensation arrangements was $1,265.

     The fair value of each option award is estimated, with the assistance of an outside consulting service, on the date of grant using a binomial lattice-based option valuation model, which incorporates ranges of assumptions for inputs as shown in the following table. The assumptions are as follows:

  -  The  expected  volatility  is  a  blend  of  implied  volatility  based  on market-traded options on the Company's common stock and historical volatility of the Company's stock over the contractual life of the options.
  - The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options granted is derived from the output of the option valuation model and represents the period of time the options are expected to be outstanding.
  - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
  - The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

                                                             Quarter Ended
                                                              October 28,
                                                                 2005
                                                                 ----

                 Dividend yield range                         1.47%-1.52%
                 Expected volatility                            31%
                 Risk-free interest rate range                3.85%-4.71%
                 Expected term (in years)                      6.09-6.21

     A summary of the Company's stock option activity as of October 28, 2005, and changes during the first quarter of 2006 is presented in the following table:

(Shares in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                              Weighted-       Weighted-Average        Aggregate
                                                               Average           Remaining            Intrinsic
Fixed Options                              Shares               Price         Contractual Term          Value
-------------------------------------------------------------------------------------------------------------------

Outstanding at July 29, 2005                       4,388    $       27.91
Granted                                              596            34.59
Exercised                                           (105)           22.49
Forfeited/Expired                                    (60)           31.92
---------------------------------------------------------------------------
Outstanding at October 28, 2005                    4,819    $       28.81                  6.55     $    33,549
===================================================================================================================
Exercisable                                        3,240    $       24.94                  5.34     $    33,352
===================================================================================================================

     The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $10.79. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first quarter of 2006 was $1,509.

     Restricted stock grants consist of the Company's common stock and generally vest over 2-5 years. All restricted stock grants are time vested except the restricted stock grants of one executive that also are based upon Company performance against a specified annual increase in earnings before interest, taxes, depreciation, amortization and rent. Generally, the fair value of each restricted stock grant is equal to the market price of the Company's stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate. Certain restricted stock grants accrue dividends and their fair value is equal to the market price of the Company's stock at the date of the grant.

     A summary of the Company's restricted stock activity as of October 28, 2005, and changes during the first quarter of 2006 is presented in the following table:

(Shares in thousands)
--------------------------------------------------------------------------------
                                                               Weighted-Average
                                                                Grant Date Fair
Restricted Stock Units                            Shares             Value
--------------------------------------------------------------------------------

Unvested at July 29, 2005                          173          $     38.42
Granted                                             86                35.76
Vested                                              --                  --
Forfeited                                           --                  --
--------------------------------------------------------------------------------
Unvested at October 28, 2005                       259          $     37.53
================================================================================

     As of October 28, 2005, there was $22,859 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.67 years. No restricted stock grants vested during the first quarter of 2006.

     During the first quarter of 2006, cash received from options exercised was $2,298 and the actual tax benefit realized for the tax deductions from stock options exercised totaled $522.

Inventory Costs

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and, therefore, the Company adopted this statement in its first quarter of 2006. The adoption of SFAS No. 151 did not affect the Company's consolidated results of operations or financial position since this treatment was no different from the Company's current accounting policy.

Rental Costs

     In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP No. 13-1"). FSP No. 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense in income from continuing operations as opposed to capitalizing such rental costs. Although the provisions of FSP No. 13-1 are effective for the first reporting period beginning after December 15, 2005, the Company has chosen to early adopt this guidance in its first quarter of 2006. The early adoption of FSP No. 13-1 did not affect the Company's consolidated results of operations or financial position since this treatment was no different from the Company's current accounting policy.

4.  Seasonality

     The consolidated net income of the Company typically has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season. The Company also expects to open additional new locations throughout the year. Therefore, the results of operations for the quarter ended October 28, 2005 cannot be considered indicative of the operating results for the entire year.

5.  Inventories

Inventories were comprised of the following at:

                                            October 28,              July 29,
                                               2005                    2005
                                               ----                    ----

            Retail                          $124,358                 $101,604
            Restaurant                        20,553                   21,588
            Supplies                          20,385                   19,612
                                            ---------                ----------
               Total                        $165,296                 $142,804
                                            ========                 ========

6.  Consolidated Net Income Per Share and Weighted Average Shares

     Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. Additionally, diluted consolidated net income per share is calculated excluding the after-tax interest and financing expenses associated with the Senior Notes (as described in Notes 2 and 5 to the Company's Consolidated Financial Statements included in the 2005 Form 10-K) since, for diluted net income per share calculations, these Senior Notes are treated as if converted into common stock. The Company's Senior Notes, outstanding employee and director stock options, restricted stock, and stock awards issued by the Company represent the only dilutive effects on net income per share. The following table reconciles the components of the diluted net income per share computations:

                                                                                      Quarter Ended
                                                                      ----------------------------------------------
                                                                           October 28,            October 29,
                                                                              2005                    2004
                                                                      ----------------------------------------------

         Net income per share numerator:
            Net income                                                        $25,722                 $29,930
            Add:  Interest and loan acquisition costs
             associated with Senior Notes, net of
             related tax effects                                                  931                   1,157
                                                                              -------                 --------
            Net income available to common
             Shareholders                                                     $26,653                 $31,087
                                                                              =======                 =======

         Net income per share denominator:
            Weighted average shares outstanding for
             basic net income per share                                    46,672,202              48,712,161
            Add potential dilution:
             Senior Notes                                                   4,582,788               4,582,788
             Stock options, restricted stock and stock awards                 581,604               1,061,822
                                                                           ----------              ----------
            Weighted average shares outstanding for
             diluted net income per share                                  51,836,594              54,356,771
                                                                           ==========              ==========

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

                                                           Quarter Ended
                                                   -----------------------------
                                                     October 28,     October 29,
                                                        2005            2004
                                                        ----            ----

     Net sales in Company-owned stores:
       Restaurant                                     $523,972          $494,213
       Retail                                          108,840           117,911
                                                      ---------         --------
        Total net sales                                632,812           612,124
     Franchise fees and royalties                          545               529
                                                      ---------         --------
       Total revenue                                  $633,357          $612,653
                                                      ========          ========

8.  Impairment of Long-lived Assets

     The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store by store basis. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying value or fair value less costs to sell. The Company recorded no impairment losses in the quarters ended October 28, 2005 and October 29, 2004.

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

9.  Commitments and Contingencies

     As reported in the 2005 Form 10-K, Cracker Barrel agreed in principle, as of September 8, 2004, to settle certain litigation (five separate cases) alleging violations of the Fair Labor Standards Act ("FLSA") as well as allegations of discrimination in employment and public accommodations. Four of those cases have been settled and dismissed. The judge overseeing the fifth case (an FLSA collective action with approximately 10,000 plaintiffs) approved the settlement on November 10, 2005. The Company anticipates that payment to the plaintiffs under the settlement will be made on or around December 31, 2005 and that the case will be dismissed shortly thereafter.

     The Company and its subsidiaries are parties to other legal and regulatory proceedings and claims incidental to its business. In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

     The Company was contingently liable pursuant to standby letters of credit as credit guarantees primarily to insurers. As of October 28, 2005 the Company had $40,496 of standby letters of credit related primarily to workers' compensation and general liability insurance. All standby letters of credit are renewable annually.

     The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party and a second operating lease that has been sublet to a third party. The operating leases have remaining lives of approximately 7.9 and 10.9 years, respectively, with annual lease payments of approximately $361 and $107, respectively. Under the assigned lease the Company's performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying Condensed Consolidated Financial Statements for amounts to be paid as a result of non-performance by the assignee. Under the sublease the Company's performance is only required if the sublessee fails to perform its obligations as lessee. The Company has a remaining liability of $446 in the accompanying Condensed Consolidated Financial Statements for estimated amounts to be paid in case of non-performance by the sublessee.

10.  Shareholders' Equity

     During the quarter ended October 28, 2005, the Company received proceeds of $2,298 from the exercise of stock options on 107,044 shares of its common stock. During the quarter ended October 28, 2005, the Company did not make any share repurchases.

     During the quarter ended October 28, 2005, the Company paid a dividend of $0.12 per common share on August 8, 2005 (declared on May 27, 2005). The Company declared a dividend of $0.13 per common share on September 22, 2005 that was paid on November 8, 2005 in the amount of $6,072. Additionally, the Company declared a dividend of $0.13 per common share on November 22, 2005 to be paid on February 8, 2006 to shareholders of record on January 13, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     CBRL Group, Inc. and its subsidiaries (collectively, the "Company") are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store(R) ("Cracker Barrel") restaurant and retail concept and the Logan's Roadhouse(R) ("Logan's") restaurant concept. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except per share amounts. References in management's discussion and analysis of financial condition and results of operations to a year are to the Company's fiscal year unless otherwise noted. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2005 (the "2005 Form 10-K"). Except for specific historical information, many of the matters discussed in this Quarterly Report on Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These, and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company to differ materially from those expressed or implied by this discussion.

     All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "trends", "assumptions," "target," "guidance," "outlook," "plans," "goals," "objectives," "expectations," "near-term," "long-term," "projection," "may," "will," "would," "could", "expect," "intend," "estimate," "anticipate," "believe," "potential" or "continue" (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: the effects of uncertain consumer confidence, higher costs for energy, consumer debt payments, or general or regional economic weakness on sales and customer travel, discretionary income or personal expenditure activity; the ability of the Company to identify, acquire and sell successful new lines of retail merchandise; competitive marketing and operational initiatives; the ability of the Company to sustain or the effects of plans intended to improve operational execution and performance; commodity, workers' compensation, group health and utility price changes;
actuarial estimate uncertainties with respect to self-insured workers' compensation, general liability and group health; the availability and cost of acceptable sites for development and the Company's ability to identify such sites; the ability of the Company to open and operate new locations successfully; changes in building materials and construction costs; the effects of plans intended to promote or protect the Company's brands and products; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; changes in foreign exchange rates affecting the Company's future retail inventory purchases; consumer behavior based on negative publicity or concerns over nutritional or safety aspects of the Company's products or restaurant food in general; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; practical or psychological effects of natural disasters or terrorist acts or war and military or government responses; disruptions to the company's restaurant or retail supply chain; the ability of and cost to the Company to recruit, train, and retain qualified hourly and management employees; changes in interest rates affecting the Company's financing costs; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America ("GAAP"); effectiveness of internal controls over financial reporting and disclosure; changes in capital market conditions that could affect valuations of restaurant companies in general or the Company's goodwill in particular; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases, and other communications.

Results of Operations

     The   following   table   highlights   operating   results  by   percentage
relationships to total revenue for the quarter ended October 28, 2005 as compared to the same period a year ago:


                                                       Quarter Ended
                                               -------------------------------
                                                 October 28,     October 29,
                                                    2005            2004
                                                    ----            ----

        Total revenue                                100.0%         100.0%

        Cost of goods sold                            31.5           32.6
                                                    --------        -----
        Gross profit                                  68.5           67.4

        Labor and other related expenses              37.3           36.9
        Other store operating expenses                18.5           17.0
                                                    --------        -----
        Store operating income                        12.7           13.5

        General and administrative expenses            6.1            5.6
                                                    --------        ------
        Operating income                               6.6            7.9

        Interest expense                               0.4            0.4
                                                    -------         ------
        Income before income taxes                     6.2            7.5

        Provision for income taxes                     2.1            2.6
                                                    -------         ------

        Net income                                     4.1%           4.9%
                                                    =======         ======

     The  following  table   highlights  the  components  of  total  revenue  by
percentage relationships to total revenue for the quarter ended October 28, 2005 as compared to the same period a year ago:

                                                     Quarter Ended
                                             -------------------------------
                                               October 28,      October 29,
                                                  2005             2004
                                                  ----             ----
        Net sales:
           Cracker Barrel restaurant              67.3%            66.7%
            Logan's                               15.4             14.0
                                                  -----            -----
               Total restaurant                   82.7             80.7
            Cracker Barrel retail                 17.2             19.2
                                                  -----            -----
               Total net sales                    99.9             99.9
        Franchise fees and royalties               0.1              0.1
                                                  -----            -----
               Total revenue                     100.0%           100.0%
                                                 ======           ======

     The following table highlights the units in operation and units added for the quarter ended October 28, 2005 as compared to the same period a year ago:

                                                          Quarter Ended
                                                   ----------------------------
                                                     October 28,    October 29,
                                                        2005           2004
                                                        ----           ----
       Cracker Barrel:
          Open at beginning of period                     529             504
          Opened during period                              8               5
                                                          ---             ---
          Open at end of period                           537             509
                                                          ===             ===

       Logan's - company-owned:
          Open at beginning of period                     124             107
          Opened during period                              5               7
                                                          ---             ---
          Open at end of period                           129             114
                                                          ===             ===

       Total company-owned units                          666             623

       Logan's - franchised:
          Open at beginning of period                      23              20
          Opened during period                              0               0
                                                           --              --
          Open at end of period                            23              20
                                                           ==              ==

       Total systemwide units                             689             643

     Average unit volumes include sales of all stores and are measured on comparable calendar weeks in the prior year. The following table highlights average unit volumes for the quarter ended October 28, 2005 as compared to the same period a year ago:

                                                       Quarter Ended
                                               -------------------------------
                                                 October 28,   October 29,
                                                    2005          2004
                                                    ----          ----
       Cracker Barrel
          Net sales:
            Restaurant                             $ 799.4        $ 807.8
            Retail                                   204.0          233.2
                                                  ---------      ---------
              Total net sales                     $1,003.4       $1,041.0
                                                  =========      =========

       Logan's                                     $ 765.9        $ 775.1
                                                  =========      =========

Total Revenue

     Total revenue for the first quarter of 2006 increased 3.4% compared to last year's first quarter. For the quarter, Cracker Barrel comparable store restaurant sales decreased 0.4% and comparable store retail sales decreased 11.6% resulting in a combined comparable store sales (total net sales) decrease of 2.9%. The comparable store restaurant sales decrease consisted of a 3.8% average check increase for the quarter (including a 3.7% average menu price increase) and a 4.2% guest traffic decrease. The comparable store retail sales decrease is due to lower average spending per retail purchase and restaurant guest traffic decreases, which we believe were due to weak consumer sentiment and pressures on consumer spending from higher gasoline prices and high levels of fixed household obligations in relation to disposable personal income. Logan's comparable restaurant sales (including alcohol) increased 0.5%, which consisted of a 2.3% average check increase (including a 2.5% average menu price increase) and a 1.8% guest traffic decrease. During the first quarter of 2006, the Company lost approximately 243 store operating days due to closings for hurricane damage and related power outages, with no material net effect on revenue and net income comparisons to the first quarter of 2005, since hurricanes were also experienced in the prior year first quarter. Sales from newly opened Cracker Barrel stores and Logan's restaurants accounted for the balance of the total revenue increase in the first quarter.

Cost of Goods Sold

     Cost of goods sold as a percentage of total revenue for the first quarter of 2006 decreased to 31.5% from 32.6% in the first quarter of last year. This decrease was due to higher menu prices, lower commodity costs for dairy and pork, lower unit-level waste and higher initial mark-ons of retail merchandise versus the prior year, partly offset by higher markdowns of retail merchandise. The decrease also included a shift in the mix of sales versus prior year toward restaurant sales from retail sales, the latter of which typically have a higher cost of sales.

Labor and Other Related Expenses

     Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 37.3% in the first quarter this year from 36.9% last year. This increase was due to hourly labor wage inflation and higher store manager salaries as a percent of revenue versus the prior year, and the effect of expenses that are more fixed in nature on lower average unit sales volumes. These increases were offset partially by a decrease in restaurant and retail management compensation under unit-level bonus programs, favorable hourly labor versus standards, higher menu pricing and lower group health costs versus prior year. The decrease in restaurant and retail management bonus accruals reflected relatively lower performance against financial objectives in the first quarter of 2006 versus the same period a year ago.

Other Store Operating Expenses

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses. Other store operating expenses as a percentage of total revenue increased to 18.5% in the first quarter of 2006 from 17.0% in the first quarter of last year. This increase was due to higher utilities, advertising, maintenance, supplies and depreciation expenses as a percent of revenue, including the effect of expenses that are more fixed in nature on lower average unit sales volumes. These increases are offset partially by higher menu pricing versus the prior year.

General and Administrative Expenses

     General and administrative expenses as a percentage of total revenue increased to 6.1% in the first quarter of 2006 as compared to 5.6% in the first quarter of last year. This increase was due to stock option expense as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R") and higher salaries and wages versus the prior year. These increases were offset partially by decreases in manager meeting expenses and bonus accruals versus the prior year. The decrease in bonus accruals reflected relatively lower performance against financial objectives in the first quarter of 2006 versus the same period a year ago.

Provision for Income Taxes

     The provision for income taxes as a percent of pre-tax income was 34.6% in the first quarter of 2006 which was slightly lower than last year's first quarter, but in line with the rate for the full year of 2005. The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset by employer tax credits for FICA taxes paid on employee tip income and the tax credits above.

Liquidity and Capital Resources

     The Company's operating activities provided net cash of $17,891 for the quarter ended October 28, 2005, which represented a decrease from the $38,510 provided during the same period a year ago. This decrease was due to a significant increase in accounts payable in the first quarter of 2005 without a similar increase in the first quarter of 2006 and lower net income in the first quarter of 2006 versus last year offset partially by smaller increases in inventories, smaller decreases in accrued employee compensation and higher share-based compensation expense and depreciation. The change in accounts payable primarily was due to timing of payments this year compared with the timing of payments last year.

     The Company had negative working capital of $70,373 at October 28, 2005 versus negative working capital of $104,862 at July 29, 2005. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time. The change in negative working capital compared with July 29, 2005, reflected higher cash and cash equivalents, inventories, prepaid expenses, and accounts receivable and lower accrued employee compensation, deferred revenues and accounts payable partially offset by higher income taxes payable and accrued employee benefits.

     Capital expenditures were $34,788 for the quarter ended October 28, 2005 as compared to $37,369 during the same period a year ago. Construction of new locations accounted for most of the expenditures. The decrease from the prior year is due to the timing of new locations under construction versus the prior year and the current year increase in leased versus owned land for new locations versus the same period a year ago. Capitalized interest was $174 for the quarter ended October 28, 2005, as compared to $181 for the quarter ended October 29, 2004. This difference was due to fewer days in the capitalizable period partially offset by higher interest rates versus the same period a year ago.

     During the quarter ended October 28, 2005, the Company did not make any share repurchases. As of October 28, 2005, the Company had 821,081 shares remaining under a previously announced repurchase authorization. The purchases are to be made from time to time in the open market at prevailing market prices. The Company presently expects to complete the remaining share repurchase authorization before the end of 2006, although there can be no assurance that such repurchase actually will be completed in that period of time.

     During the first quarter of 2006, the Company received proceeds of $2,298 from the exercise of stock options on 107,044 shares of its common stock. During the quarter, the Company paid a dividend of $0.12 per common share on August 8, 2005 (declared on May 27, 2005). The Company declared a dividend of $0.13 per common share on September 22, 2005 that was paid on November 8, 2005 in the amount of $6,072. Additionally, the Company declared a dividend of $0.13 per common share on November 22, 2005 to be paid on February 8, 2006 to shareholders of record on January 13, 2006.

     The Company's internally generated cash and cash generated by option exercises, along with cash at July 29, 2005, the Company's availability under its Revolving Credit Facility and its real estate operating lease arrangements, were sufficient to finance all of its growth, dividend payment and working capital needs in the first quarter of 2006.

     The Company estimates that its capital expenditures for 2006 will be approximately $200,000 to $205,000, most of which will be related to the acquisition of sites and construction of new Cracker Barrel and Logan's units during 2006 as well as for acquisition and construction costs for locations to be opened in early 2007. The Company, through internally generated cash and available borrowing capacity, expects to be able to meet its capital needs for the foreseeable future. The Company expects to open 26 new Cracker Barrel units in 2006, of which nine already have opened, plus one replacement unit also has already opened. The Company also expects to open 20-22 new company-operated Logan's units in 2006, of which five have already opened.

     Management believes that cash at October 28, 2005, along with cash generated from the Company's operating activities and its available Revolving Credit Facility, as well as financing obtained through real estate operating leases, will be sufficient to finance its continued operations, its remaining share repurchase authorizations, its dividends and its continued expansion plans through 2006. At October 28, 2005, the Company had $256,000 available under its Revolving Credit Facility. The Company estimates that net cash provided by operating activities in 2006 will exceed cash used for the purchase of property and equipment by $50,000 or more. The Company intends to use this excess cash, along with proceeds from the exercise of stock options in 2006 to apply toward completing its remaining 821,081 share repurchase authorization, possible future share repurchase authorizations, dividend payments or other general corporate purposes.

Recently Adopted Accounting Pronouncements

     Prior to July 30, 2005, the Company accounted for its stock based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company's prior year net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

     Effective July 30, 2005, the Company, with the assistance of an outside consulting service, adopted the fair value recognition provisions of SFAS No. 123R, as discussed in Note 2 to the Condensed Consolidated Financial Statements contained in this Quarterly Report. The Company elected to adopt using the modified prospective method, under which, compensation cost in the first quarter of 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of July 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to July 29, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. Before adoption of SFAS No. 123R, pro forma disclosure reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model (see Note 2 to the Company's Condensed Consolidated Financial Statements herein for the weighted-average assumptions used in 2005). Under the Black-Scholes option-pricing model the Company estimated volatility using only its historical share price performance over the expected life of the option. However, under SFAS No. 123R the expected volatility is estimated using a blend of implied volatility based on market-traded options on the Company's common stock and historical volatility of the Company's common stock over the contractual life of the options. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares.

     The adoption of SFAS No. 123R decreased the Company's first quarter 2006 reported operating income and income before income taxes by $2,800, reported net income by $1,831 and reported basic and diluted net income per share by $0.04 per share. The expense, before income tax effect, is in general and administrative expense. Its adoption of SFAS No. 123R resulted in a decrease in reported cash flow from operating activities of $522 offset by an increase in reported cash flow from financing activities of $522 in the first quarter of 2006. The Company's adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, basic and diluted net income per share in the first quarter of 2005.

     Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation and other equity-based awards. Compensation cost for share-based payment arrangements recognized in general and administrative expenses for the first quarter of 2006 was $2,800 for stock options and $855 for restricted stock grants.

     As of October 28, 2005, there was $22,859 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.67 years. No restricted stock grants vested during the first quarter of 2006.

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and, therefore, the Company adopted this statement in its first quarter of 2006. The adoption of SFAS No. 151 did not affect the Company's consolidated results of operations or financial position since this treatment was no different from the Company's current accounting policy.

     In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP No. 13-1"). FSP No. 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense in income from continuing operations as opposed to capitalizing such rental costs. Although the provisions of FSP No. 13-1 are effective for the first reporting period beginning after December 15, 2005, the Company has chosen to early adopt this guidance in its first quarter of 2006. The early adoption of FSP No. 13-1 did not affect the Company's consolidated results of operations or financial position since this treatment was no different from the Company's current accounting policy.

Critical Accounting Policies and Estimates

     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Consolidated Financial Statements contained in the 2005 Form 10-K). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

     In addition, at least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ending January 28, 2005, and concluded at that time that there was no indication of impairment. This annual assessment is performed in the second quarter of each year. Additionally, an assessment is performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not believe such events or changes in circumstances have occurred since the annual assessment performed in the quarter ended January 28, 2005.

Insurance Reserves

     The Company self-insures a significant portion of its expected workers' compensation, general liability and health insurance claims. The Company has purchased insurance for individual claims that exceed $500 for 2003 and $1,000 for certain coverages for 2004, 2005 and going forward. The Company elected not to purchase such insurance for its primary group health program, but its offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program. The Company records a liability for workers' compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company's third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual, actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with SFAS No. 5, "Accounting for Contingencies," the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on the actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. From time to time the Company has performed limited scope interim updates of its actuarial studies to verify and/or modify its reserves. The Company records a liability for its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by the Company's third-party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

Inventory Shrinkage

     Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods. This estimate is consistent with Cracker Barrel's historical practice in all periods shown. Actual shrinkage recorded upon physical inventory counts may produce materially different amounts of shrinkage than estimated by the Company for the first quarter ended on October 28, 2005.

Tax Provision

     The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on current tax laws, the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its year-end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company's consolidated financial statements and its consolidated financial position (see Note 3 to the Company's Condensed Consolidated Financial Statements filed herein and Note 8 to the Consolidated Financial Statements contained in the 2005 Form 10-K).

Unredeemed Gift Cards and Certificates

     Unredeemed gift cards and certificates represent a liability of the Company related to unearned income and are recorded at their expected redemption value. The Company makes estimates of the ultimate unredeemed gift cards and certificates in the period of the original sale for those states that exempt gift cards and certificates from their escheat laws and in the period that gift cards and certificates are remitted to the state for other states and reduces its liability and records revenue accordingly. These estimates are determined based on redemption history and trends. Changes in redemption behavior or management's judgments regarding redemption trends in the future may produce materially different amounts of deferred revenue to be reported. If gift cards and certificates that have been removed from the liability are later redeemed, the Company recognizes revenue and reduces the liability as it would with any redemption. Additionally, the initial reduction to the liability would be reversed to offset the redemption. If gift cards and certificates that have been remitted to a state are later redeemed, the Company will request the previously remitted cash back from the state. At that time the Company will increase its liability for gift cards and certificates to offset the reduction to this same liability when the card was redeemed.

Share-Based Compensation

     In accordance with the adoption of SFAS No. 123R, as discussed in Note 2 to the Condensed Consolidated Financial Statements contained in this Quarterly Report, the Company recognized share-based compensation expense in the first quarter of 2006. The fair value of each option award granted subsequent to July 29, 2005 was estimated, with the assistance of an outside consulting service, on the date of grant using a binomial lattice-based option valuation model. This model incorporates the following ranges of assumptions:

  - The expected volatility is a blend of implied volatility based on market-traded options on the Company's stock and historical volatility of the Company's stock over the contractual life of the options.
  - The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options granted is derived from the output of the option valuation model and represents the period of time the options are expected to be outstanding.
  - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
  - The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

     The expected volatility, option exercise and termination assumptions involve management's best estimates at that time, all of which impact the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option. Management updates the historical and implied components of the expected volatility assumption quarterly. Management updates option exercise and termination assumptions quarterly. The expected life is a by-product of the lattice model, and is updated when new grants are made.

     SFAS No. 123R also requires that compensation expense be recognized for only the portion of options that are expected to vest. Therefore, an estimated forfeiture rate derived from historical employee termination behavior, grouped by job classification, is applied against compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Management updates the estimated forfeiture rate to actual on each of the vesting dates and adjusts compensation expense accordingly, so that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.

Legal Proceedings

     The Company and its subsidiaries are parties to various legal and regulatory proceedings and claims incidental to its business. In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Item 7A of the 2005 Form 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since July 29, 2005.

Item 4.  Controls and Procedures

     The Company's management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of October 28, 2005, the Company's disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

     There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 28, 2005 in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Part I, Item 3 of the 2005 Form 10-K is incorporated herein by this reference.

         See also Note 9 to the Company's Condensed Consolidated Financial Statements filed in Part I, Item 1 of this Quarterly Report on Form 10-Q, which also is incorporated in this item by this reference.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) Although no items were submitted to a vote of security holders during the quarter ended October 28, 2005, the annual meeting of shareholders (the "Annual Meeting") was held on November 22, 2005.

         (b) Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act; there was no solicitation in opposition to management's nominees and all of management's nominees were elected. Each director is elected to serve for a 1-year term.

         (c) The following sets forth the results of voting on each matter at the Annual Meeting:

              Proposal 1 - Election of Directors.
                                                                  WITHHOLD
                                                 FOR              AUTHORITY
                                                 ---              ---------
              James D. Carreker               41,192,088           685,480
              Robert V. Dale                  40,054,335         1,823,233
              Richard J. Dobkin               41,394,060           483,508
              Robert C. Hilton                40,958,797           918,771
              Charles E. Jones, Jr.           40,813,694         1,063,874
              B. F.  "Jack" Lowery            41,099,642           777,926
              Martha M. Mitchell              39,272,955         2,604,613
              Erik Vonk                       41,354,604           522,964
              Andrea M. Weiss                 41,388,956           488,612
              Jimmie D. White                 38,796,723         3,080,845
              Michael A. Woodhouse            40,923,707           953,861

              Proposal 2 - To approve the selection of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the 2006 fiscal year.

              Votes cast for                  40,504,726
              Votes cast against               1,337,048
              Votes cast to abstain               35,794

Item 6.  Exhibits

         See Exhibit Index immediately following the signature page hereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CBRL GROUP, INC.



Date: 11/30/05                 By:  /s/Lawrence E. White
      --------                    ----------------------------------------
                                  Lawrence E. White, Senior Vice President,
                                  Finance and Chief Financial Officer



Date: 11/30/05                 By: /s/Patrick A. Scruggs
      --------                    -------------------------------------------
                                  Patrick A. Scruggs, Vice President, Accounting and Tax and Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
10                  Compensatory   plans  and  arrangements  for  certain
                    officers  of  the   Company   and  its   subsidiaries
                    (incorporated herein by this reference to Item 1.01 of the Company's Current Report on Form 8-K dated
                    September 26, 2005)

31                  Rule 13a-14(a)/15d-14(a) Certifications

32                  Section 1350 Certifications