Form 10-Q
period 2006-01-27
CBRL GROUP INC
filed 2006-03-03
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
                                (Mark One)

X  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 27, 2006

or

   Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Transition Period from ________ to _______.

Commission file number 000-25225

CBRL GROUP, INC.
(Exact Name of Registrant as
Specified in Its Charter)

Tennessee	62-1749513
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
305 Hartmann Drive, P. O. Box 787
Lebanon, Tennessee 37088-0787
(Address of Principal Executive Offices)
(Zip Code)

615-443-9869
(Registrant’s Telephone Number, Including Area Code)

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

Yes       No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

47,344,196 Shares of Common Stock
Outstanding as of February 24, 2006

CBRL GROUP, INC.

FORM 10-Q

For the Quarter Ended January 27, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CBRL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)
(Unaudited)

	January 27,	July 29,
	2006	2005*
ASSETS
Current assets:
Cash and cash equivalents	$20,576	$17,173
Receivables	14,485	13,736
Inventories	133,624	142,804
Prepaid expenses	10,003	7,238
Deferred income taxes	9,532	9,532
Total current assets	188,220	190,483

Property and equipment	1,725,849	1,664,048
Less: Accumulated depreciation and amortization of capital leases	477,778	445,750
Property and equipment - net	1,248,071	1,218,298

Goodwill	93,724	93,724
Other assets	35,592	30,767

Total assets	$1,565,607	$1,533,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,774	$97,710
Income taxes payable	15,369	22,211
Accrued employee compensation	40,184	49,283
Deferred gift card revenues	34,701	20,818
Other accrued expenses	99,344	105,113
Current maturities of long-term debt and other long-term obligations	177	210
Total current liabilities	257,549	295,345

Long-term debt	208,563	212,218
Other long-term obligations	161,777	155,721

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock - 100,000,000 shares of $.01 par value authorized; no shares issued	--	--
Common stock - 400,000,000 shares of $.01 par value authorized; at January 27, 2006, 47,165,350 shares issued and outstanding and at July 29, 2005, 46,619,803 shares issued and outstanding	472	466
Additional paid-in capital	23,454	--
Retained earnings	913,792	869,522
Total shareholders’ equity	937,718	869,988

Total liabilities and shareholders’ equity	$1,565,607	$1,533,272

See notes to unaudited condensed consolidated financial statements.
* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 29, 2005, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2005.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
Total revenue	$694,356	$667,189	$1,327,713	$1,279,842

Cost of goods sold	235,870	236,389	435,191	436,231
Gross profit	458,486	430,800	892,522	843,611

Labor and other related expenses	240,619	232,749	476,595	458,938
Other store operating expenses	124,527	113,201	242,054	217,304
Impairment charges	6,765	--	6,765	--
Store operating income	86,575	84,850	167,108	167,369

General and administrative expenses	37,673	33,213	76,377	67,589
Operating income	48,902	51,637	90,731	99,780

Interest expense	2,318	2,200	4,816	4,295
Interest income	112	96	112	96
Income before income taxes	46,696	49,533	86,027	95,581

Provision for income taxes	15,899	16,955	29,508	33,073
Net income	$30,797	$32,578	$56,519	$62,508

Net income per share (See Note 6):
Basic	$0.66	$0.68	$1.21	$1.29
Diluted	$0.61	$0.63	$1.13	$1.20

Weighted average shares (See Note 6):
Basic	46,782,140	48,138,378	46,727,171	48,425,269
Diluted	51,843,383	53,816,998	51,839,989	54,086,885

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 27, 2006	January 28, 2005
Cash flows from operating activities:
Net income	$56,519	$62,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,878	33,627
Loss on disposition of property and equipment	1,536	1,227
Impairment	6,765	--
Accretion on zero-coupon contingently convertible senior notes	2,845	2,763
Share-based compensation	6,976	955
Excess tax benefit from share-based compensation	(2,890)	--
Changes in assets and liabilities:
Inventories	9,180	16,363
Accounts payable	(29,936)	24,777
Income taxes payable	(3,952)	7,404
Accrued employee compensation	(9,099)	(13,289)
Deferred gift card revenues	13,883	12,110
Other current assets and other current liabilities	(9,786)	(12,353)
Other assets and other long-term liabilities	1,303	2,270
Net cash provided by operating activities	78,222	138,362

Cash flows from investing activities:
Purchase of property and equipment	(73,072)	(76,587)
Proceeds from sale of property and equipment	120	875
Net cash used in investing activities	(72,952)	(75,712)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	518,000	226,700
Principal payments under long-term debt and other long-term obligations	(524,605)	(226,794)
Proceeds from exercise of stock options	13,594	27,501
Excess tax benefit from share-based compensation	2,890	--
Purchases and retirement of common stock	--	(87,094)
Dividends on common stock	(11,746)	(11,333)
Net cash used in financing activities	(1,867)	(71,020)

Net increase (decrease) in cash and cash equivalents	3,403	(8,370)

Cash and cash equivalents, beginning of period	17,173	28,775

Cash and cash equivalents, end of period	$20,576	$20,405

Supplemental disclosures of cash flow information:
Cash paid during the six months for:
Interest, net of amounts capitalized	$367	$324
Income taxes	$35,337	$26,742

See notes to unaudited condensed consolidated financial statements.

CBRL  GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of January 27, 2006 and July 29, 2005 and the related condensed consolidated statements of income and cash flows for the quarters and/or six-month periods ended January 27, 2006 and January 28, 2005, have been prepared by CBRL Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit. In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made. The results of operations for any interim period are not necessarily indicative of results for the full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 29, 2005 (the “2005 Form 10-K”). Except as described in Notes 2 and 3 to the Condensed Consolidated Financial Statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005 (filed with the SEC on November 30, 2005), the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2005 Form 10-K.

References in these Notes to the Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted. Certain reclassifications have been made in the 2005 condensed consolidated financial statements to conform to the classifications used in 2006.

2. Summary of Significant Accounting Policies

The significant accounting policies of the Company are included in the 2005 Form 10-K. As described in Notes 2 and 3 to the Company’s Condensed Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005 (filed with the SEC on November 30, 2005) the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) effective July 30, 2005. During the quarter ended January 27, 2006, there were no other significant changes in accounting policies.

3. Recently Adopted Accounting Policies

Share-Based Compensation

Prior to July 30, 2005, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s prior year net income for grants of stock options because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the quarter and six-month period ended January 28, 2005, the Company's consolidated net income and net income per share would have been reduced to the pro-forma amounts illustrated as follows:

	Quarter Ended	Six Months Ended
	January 28, 2005	January 28, 2005

Net income - as reported	$32,578	$62,508
Add: Total share-based employee compensation included in reported net income, net of related tax effects (a)	191	625
Deduct: Total share-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(2,198)	(5,111)
Pro forma, net income	$30,571	$58,022

Net income per share:
Basic - as reported	$0.68	$1.29
Basic - pro forma	$0.64	$1.20

Diluted - as reported	$0.63	$1.20
Diluted - pro forma	$0.59	$1.12

(a) The reported share-based compensation expense, net of related tax effects, in the table above represents the amortization of restricted stock grants.

Effective July 30, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, share-based compensation cost in 2006 is recorded in general and administrative expenses and includes amortization over the respective vesting periods for (1) all share-based payments granted prior to, but not vested as of, July 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to July 29, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. See Note 3 to the Company’s Condensed Consolidated Financial Statements in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005 (filed with the SEC on November 30, 2005) for more details on the Company’s adoption of SFAS No. 123R.

Compensation cost for share-based payment arrangements recognized in general and administrative expenses for the quarter and six-month period ended January 27, 2006 was $2,353 and $5,153, respectively, for stock options and $968 and $1,823, respectively, for restricted stock grants. The adoption of SFAS No. 123R, for the quarter and six-month period ended January 27, 2006, decreased the Company’s reported operating income and income before income taxes by $2,353 and $5,153, respectively, and decreased reported net income by $1,553 and $3,386, respectively. The adoption of SFAS No. 123R decreased both reported basic and diluted net income per share by $0.03 for the quarter ended January 27, 2006. The adoption of SFAS No. 123R for the six-month period ended January 27, 2006 decreased reported basic and diluted net income per share by $0.07 and $0.06, respectively. The adoption of SFAS No. 123R for the six-month period ended January 27, 2006 also resulted in a decrease in reported cash flow from operating activities of $2,890 offset by an increase in reported cash flow from financing activities of $2,890. Because the Company did not adopt SFAS No. 123R until July 30, 2005, operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, basic or diluted net income per share during the quarter or six-month period ended January 28, 2005 were not affected by its adoption.

As of January 27, 2006, there was $21,906 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.54 years. No restricted stock grants vested during the six-month period ended January 27, 2006.

Inventory Costs

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and, therefore, the Company adopted this statement in its first quarter of 2006. The adoption of SFAS No. 151 did not affect the Company’s consolidated results of operations or financial position since this treatment was no different from the Company’s existing accounting policy.

Rental Costs

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. 13-1”). FSP No. 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense in income from continuing operations as opposed to capitalizing such rental costs. Although the provisions of FSP No. 13-1 are effective for the first reporting period beginning after December 15, 2005, the Company early adopted this guidance in its first quarter of 2006. The early adoption of FSP No. 13-1 did not affect the Company’s consolidated results of operations or financial position since this treatment was no different from the Company’s existing accounting policy.

4. Seasonality

Historically, the net income of the Company typically has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season. The Company also generally opens additional new locations throughout the year. Therefore, the results of operations for the quarter or six-month period ended January 27, 2006 cannot be considered indicative of the operating results for the entire year.

5. Inventories

Inventories were comprised of the following at:

	January 27,	July 29,
	2006	2005
Retail	$91,776	$101,604
Restaurant	21,286	21,588
Supplies	20,562	19,612
Total	$133,624	$142,804

6. Net Income Per Share and Weighted Average Shares

Basic net income per share is computed by dividing net income by the weighted average shares outstanding for basic net income per share. Diluted net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. Additionally, diluted net income per share is calculated excluding the after-tax interest and financing expenses associated with the Senior Notes (as described in Notes 2 and 5 to the Company’s Consolidated Financial Statements included in the 2005 Form 10-K) since, for diluted net income per share calculations, these Senior Notes are treated as if converted into common stock. The Company’s Senior Notes, outstanding employee and director stock options, restricted stock and stock awards issued by the Company represent the only securities having a dilutive effect on diluted net income per share. The following table reconciles the components of the diluted net income per share computations:

	Quarter Ended		Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005
Net income per share numerator:
Net income	$30,797	$32,578	$56,519	$62,508
Add: Interest and loan acquisition costs associated with Senior Notes, net of related tax effects	938	1,170	1,869	2,327
Net income available to common shareholders	$31,735	$33,748	$58,388	$64,835

Net income per share denominator:
Weighted average shares outstanding for basic net income per share	46,782,140	48,138,378	46,727,171	48,425,269
Add Potential Dilution:
Senior Notes	4,582,788	4,582,788	4,582,788	4,582,788
Stock options, restricted stock and stock awards	478,455	1,095,832	530,030	1,078,828
Weighted average shares outstanding for diluted net income per share	51,843,383	53,816,998	51,839,989	54,086,885

7. Segment Reporting

The Company manages its business on the basis of one reportable operating segment. Cracker Barrel Old Country Store® (“Cracker Barrel”) units represent a single, integrated operation with two related and substantially integrated product lines. The operating expenses of the restaurant and retail product lines of a Cracker Barrel unit are shared and are indistinguishable in many respects. The chief operating decision-makers review operating results for both restaurant and retail operations on a combined basis. Likewise, Logan’s Roadhouse® (“Logan’s”) units are restaurant operations and those operations have investment criteria and economic and operating characteristics similar to the operations of Cracker Barrel.

All of the Company’s operations are located within the United States. The following data are presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” for all periods presented:

	Quarter Ended		Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005
Net sales in Company-owned stores:
Restaurant	$541,424	$504,256	$1,065,396	$998,469
Retail	152,310	162,341	261,150	280,252
Total net sales	693,734	666,597	1,326,546	1,278,721
Franchise fees and royalties	622	592	1,167	1,121
Total revenue	$694,356	$667,189	$1,327,713	$1,279,842

8. Impairment of Long-lived Assets

Property and Equipment

The Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store by store basis. In addition the recoverability test considers the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying amount or fair value less costs to sell. The Company recorded no impairment losses in the six-months ended January 28, 2005. During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan’s restaurants which resulted in impairment charges of $6,765. These impairments were recorded based upon the lower of unit carrying amount or fair value. Each unit’s fair value was determined based upon estimates provided by third-party valuation specialists using market comparables. At January 27, 2006, the impaired locations were classified as held and used, and the carrying amount of the assets for the closed stores totaled $10,461. These restaurants were closed early in the third quarter of 2006, at which time they were then classified as held for sale. The locations were closed due to weak financial performance, an unfavorable outlook, and relatively positive prospects for proceeds from disposition.

Goodwill

In addition, at least annually the Company assesses the recoverability of goodwill. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the quarter ended January 27, 2006, and concluded at that time that there was no indication of impairment. This annual assessment is performed in the second quarter of each year. Additionally, an assessment is performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

9. Commitments and Contingencies

The Company and its subsidiaries are parties to various legal and regulatory proceedings and claims incidental to and arising out of the ordinary course of its business. In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these other proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position. However, litigation involves an element of uncertainty. Future developments could cause these actions or claims to have a material adverse effect on the Company’s financial statements as a whole.

The Company was contingently liable pursuant to standby letters of credit as credit guarantees primarily related to insurers. As of January 27, 2006 the Company had $40,508 of standby letters of credit related primarily to securing reserved claims under workers' compensation and general liability insurance. All standby letters of credit are renewable annually.

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party. The operating lease has a remaining life of approximately 7.7 years, with annual lease payments of approximately $361. Under the assigned lease the Company’s performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee.

10. Shareholders’ Equity

During the six-month period ended January 27, 2006, the Company received proceeds of $13,594 from the exercise of stock options on 545,547 shares of its common stock. During the six-month period ended January 27, 2006 the Company did not make any share repurchases.

During the six-month period ended January 27, 2006, the Company paid a dividend of $0.12 per common share on August 8, 2005 (declared on May 27, 2005) and the Company paid a dividend of $0.13 per common share on November 8, 2005 (declared on September 22, 2005). Additionally, the Company declared a dividend of $0.13 per common share on November 22, 2005 that was paid on February 8, 2006 in the amount of $6,083.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CBRL Group, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept and the Logan’s Roadhouse® (“Logan’s”) restaurant concept. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except per share amounts. References in management’s discussion and analysis of financial condition and results of operations to a year are to the Company’s fiscal year unless otherwise noted. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2005 (the “2005 Form 10-K”).

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

All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: the ability of the Company to identify and execute capital structure or other initiatives intended to enhance long-term shareholder value; the effects of uncertain consumer confidence, higher costs for energy, consumer debt payments, or general or regional economic weakness, or weather on sales and customer travel, discretionary income or personal expenditure activity; the ability of the Company to identify, acquire and sell successful new lines of retail merchandise; competitive marketing and operational initiatives; the ability of the Company to sustain or the effects of plans intended to improve operational execution and performance; commodity, workers’ compensation, group health and utility price changes; actuarial estimate uncertainties with respect to self-insured workers’ compensation, general liability and group health; the availability and cost of suitable sites for development and the Company’s ability to identify such sites; the ability of the Company to open and operate new locations successfully; changes in building materials and construction costs; the effects of plans intended to promote or protect the Company’s brands and products; the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention; changes in foreign exchange rates affecting the Company’s future retail inventory purchases; consumer behavior based on negative publicity or concerns over nutritional or safety aspects of the Company’s products or restaurant food in general; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; practical or psychological effects of natural disasters or terrorist acts or war and military or government responses; disruptions to the company’s restaurant or retail supply chain; the ability of and cost to the Company to recruit, train, and retain qualified hourly and management employees; changes in interest rates affecting the Company’s financing costs; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”); effectiveness of internal controls over financial reporting and disclosure; changes in capital market conditions that could affect valuations of restaurant companies in general or the Company’s goodwill in particular; and other factors described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), press releases, and other communications.

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended January 27, 2006 as compared to the same period a year ago:

	Quarter Ended		Six Month Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	34.0	35.4	32.8	34.1
Gross profit	66.0	64.6	67.2	65.9

Labor and other related expenses	34.6	34.9	35.9	35.8
Other store operating expenses	17.9	17.0	18.2	17.0
Impairment charges	1.0	--	0.5	--
Store operating income	12.5	12.7	12.6	13.1

General and administrative expenses	5.5	5.0	5.8	5.3
Operating income	7.0	7.7	6.8	7.8

Interest expense	0.3	0.3	0.3	0.3
Interest income	--	--	--	--
Income before income taxes	6.7	7.4	6.5	7.5

Provision for income taxes	2.3	2.5	2.2	2.6

Net income	4.4%	4.9%	4.3%	4.9%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and six-month period ended January 27, 2006 as compared to the same period a year ago:

	Quarter Ended		Six Month Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005
Net sales:
Cracker Barrel restaurant	62.6%	61.5%	64.8%	64.0%
Logan’s	15.4	14.1	15.4	14.0
Total restaurant	78.0	75.6	80.2	78.0
Cracker Barrel retail	21.9	24.3	19.7	21.9
Total net sales	99.9	99.9	99.9	99.9
Franchise fees and royalties	0.1	0.1	0.1	0.1
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table highlights the units in operation and units added for the quarter and six-month period ended January 27, 2006 as compared to the same period a year ago:

	Quarter Ended		Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005
Cracker Barrel:
Open at beginning of period	537	509	529	504
Opened during period	3	5	11	10
Open at end of period	540	514	540	514

Logan’s - company-operated:
Open at beginning of period	129	114	124	107
Opened during period	5	4	10	11
Open at end of period	134	118	134	118

Total company-operated units	674	632	674	632

Logan’s - franchised:
Open at beginning of period	23	20	23	20
Opened during period	1	2	1	2
Open at end of period	24	22	24	22

Total systemwide units	698	654	698	654

Average unit volumes include sales of all stores and are measured on comparable calendar weeks in the prior year. The following table highlights average unit volumes for the quarter and six-month period ended January 27, 2006 as compared to the same period a year ago:

	Quarter Ended		Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2006	2005	2006	2005
Cracker Barrel
Net sales:
Restaurant	$806.1	$801.0	$1,605.6	$1,608.6
Retail	282.6	316.8	486.9	550.6
Total net sales	$1,088.7	$1,117.8	$2,092.5	$2,159.2

Logan’s	$818.7	$804.9	$1,585.3	$1,580.8

   Total Revenue

Total revenue for the second quarter of 2006 increased 4.1% compared to the prior year second quarter. For the second quarter ended January 27, 2006, Cracker Barrel comparable store restaurant sales increased 1.1% and comparable store retail sales decreased 9.4% resulting in a combined comparable store sales (total net sales) decrease of 1.9%. The comparable store restaurant sales increase consisted of a 2.7% average check increase for the quarter (including a 2.4% average menu price increase) and a 1.6% guest traffic decrease. We believe that the comparable store retail sales decrease is due to restaurant guest traffic decreases, uncertain consumer sentiment and reduced discretionary spending, and weaker than expected response to the retail assortments, which included less seasonal merchandise than presently is expected to be featured in the future, and lower average spending per retail purchase as a result of lower product price-points and greater markdowns. Logan’s comparable restaurant sales increased 3.2%, which consisted of a 3.6% average check increase (including a 3.0% average menu price increase) and a 0.4% guest traffic decrease. Sales from newly opened

Cracker Barrel stores and Logan’s restaurants accounted for the balance of the total revenue increase in the second quarter.

Total revenue for the six-month period ended January 27, 2006 increased 3.7% compared to the six-month period ended January 28, 2005. For the six-month period ended January 27, 2006, Cracker Barrel comparable store restaurant sales increased 0.3% and comparable store retail sales decreased 10.3% resulting in a combined comparable store sales (total net sales) decrease of 2.4%. The comparable store restaurant sales increase consisted of a 3.2% average check increase for the six months and a 2.9% guest traffic decrease. We believe that the comparable store retail sales decrease is related to restaurant guest traffic decreases, uncertain consumer sentiment and reduced discretionary spending, and weaker than expected response to the retail assortments, which included less seasonal merchandise than presently is expected to be featured in the future and lower average spending per retail purchase as a result of lower product price-points and greater markdowns. Logan’s comparable restaurant sales increased 1.6%, which consisted of a 2.8% average check increase and a 1.2% guest traffic decrease. Sales from newly opened Cracker Barrel stores and Logan’s restaurants primarily accounted for the balance of the total revenue decrease in the six-month period ended January 27, 2006.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue for the second quarter of 2006 decreased to 34.0% from 35.4% in the second quarter of the prior year. This decrease was due to higher menu pricing versus the prior year, lower retail costs of goods and a lower percentage of retail sales, which have a higher cost as a percent of sales than restaurant sales.

Cost of goods sold as a percentage of total revenue for the six-month period ended January 27, 2006 decreased to 32.8% from 34.1% in the six-month period ended January 28, 2005. This decrease was due to higher menu pricing versus the prior year, lower retail costs of goods and a lower percentage of retail sales, which have a higher cost as a percent of sales than restaurant sales.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue decreased to 34.6% in the second quarter this year from 34.9% in the prior year. This decrease was due to lower workers’ compensation insurance expense as a result of revised actuarial estimates, higher menu pricing versus the prior year and favorable hourly labor versus standards partially offset by hourly labor wage inflation and the effect of expenses that are more fixed in nature on lower average unit sales volumes.

Labor and other related expenses as a percentage of total revenue increased to 35.9% in the six-month period ended January 27, 2006 as compared to 35.8% in the six-month period ended January 28, 2005. This increase was due to hourly labor wage inflation and higher store manager salaries as a percent of revenue versus the prior year, and the effect of expenses that are more fixed in nature on lower average unit sales volumes. These increases were offset partially by lower workers’ compensation insurance expense as a result of revised actuarial estimates, favorable hourly labor versus standards and higher menu pricing.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses. Other store operating expenses increased as a percentage of total revenue to 17.9% in the second quarter of 2006 from 17.0% in the second quarter of the prior year. This increase was due to higher utility and supply expenses as a percent of revenue. These increases are partially offset by higher menu pricing versus the prior year.

Other store operating expenses as a percentage of total revenue increased to 18.2% in the six-month period ended January 27, 2006 as compared to 17.0% in the six-month period ended January 28, 2005. This increase was due to higher utility, advertising, supply and maintenance expenses as a percent of revenue. These increases were partially offset by higher menu pricing versus the prior year.

Impairment Charges

During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan's restaurants which resulted in impairment charges of $6,765. In addition to the costs recorded in the second quarter, the Company estimates expenses of approximately $3,000 to $4,000 before income taxes will be recorded in the third quarter for additional costs related to lease reserves, severance and incidental costs of the actual closings that took place on February 17, 2006 for three Logan’s restaurants and February 20, 2006 for seven Cracker Barrel stores. See footnote 8 to the accompanying financial statements for more details surrounding the impairment charges.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue increased to 5.5% in the second quarter of 2006 compared to 5.0% in the second quarter of the prior year. This increase was due to stock option expense as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R") in 2006, higher salaries and wages and legal expenses as a percent of revenue versus the prior year and organizational restructuring charges. These increases were offset partially by a decrease in bonus accruals versus the prior year. The decrease in bonus accruals reflected relatively lower performance against financial objectives in the second quarter of 2006 versus the same period a year ago.

General and administrative expenses as a percentage of total revenue increased to 5.8% in the six-month period ended January 27, 2006 as compared to 5.3% in the six-month period ended January 28, 2005. This increase was due to stock option expense as a result of the adoption of SFAS No. 123R in 2006, higher salaries and wages and legal expenses as a percent of revenue versus the prior year and organizational restructuring charges. These increases were offset partially by a decrease in bonus accruals versus the prior year. The decrease in bonus accruals reflected relatively lower performance against financial objectives in the first six months of 2006 versus the same period a year ago.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 34.0% in the second quarter and 34.3% in the first six months of 2006 as compared to 34.2% in the second quarter a year ago and 34.6% in the first six months of 2005. The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset by employer tax credits for FICA taxes paid on employee tip income and various other federal tax credits.

Liquidity and Capital Resources

The Company's operating activities provided net cash of $78,222 for the six-month period ended January 27, 2006, which represented a decrease from the $138,362 provided during the same period a year ago. This decrease was due to a significant increase in accounts payable in the first six months of 2005 as compared to a significant decrease in the first six months of 2006, as well as smaller decreases in inventories versus last year and an increase in income taxes payable in the first six months of 2005 as compared to a decrease in the first six months of 2006, partially offset by share-based compensation expense, net of excess tax benefit, in the first six months of 2006 versus the prior year. The change in accounts payable primarily was due to timing of payments this year compared with the timing of payments last year.

The Company had negative working capital of $69,329 at January 27, 2006 versus negative working capital of $104,862 at July 29, 2005. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and payment of certain expenses such as certain taxes and some benefits are deferred for longer periods of time. The change in negative working capital compared with July 29, 2005, reflected lower accounts payable, accrued employee compensation, income taxes payable, taxes withheld and accrued and accrued employee benefits and higher cash and cash equivalents and prepaid expenses partially offset by higher deferred gift card revenues and lower inventories.

Capital expenditures were $73,072 for the six-month period ended January 27, 2005 as compared to $76,587 during the same period a year ago. Construction of new locations accounted for most of the expenditures. The decrease from the prior year is due to the timing of new locations under construction versus the prior year and the current year decrease in owned versus leased land for new locations. Capitalized interest was $193 and $367 for the quarter and six-month period ended January 27, 2006, as compared to $180 and $361 for the quarter and six-month period ended January 28, 2005. This difference was due to higher interest rates versus the same period a year ago.

During the six-month period ended January 27, 2006, the Company received proceeds of $13,594 from the exercise of stock options on 545,547 shares of its common stock. During the six-month period ended January 27, 2006, the Company paid a dividend of $0.12 per common share on August 8, 2005 (declared on May 27, 2005) and the Company paid a dividend of $0.13 per common share on November 8, 2005 (declared on September 22, 2005). Additionally, the Company declared a dividend of $0.13 per common share on November 22, 2005 that was paid on February 8, 2006 in the amount of $6,083.

The Company's internally generated cash and cash generated by option exercises, along with cash at July 29, 2005, the Company’s availability under its Revolving Credit Facility and its real estate operating lease arrangements, were sufficient to finance all of its growth, dividend payment and working capital needs in the first six months of 2006. At January 27, 2006, the Company had $285,000 available under its Revolving Credit Facility.

  As previously disclosed, the Company, with the assistance of a financial advisor, is in the process of reviewing its capital structure and other potential initiatives intended to enhance shareholder value (the “Review”). At the time that it announced the Review, the Company also disclosed that implementing some or all of the initiatives under consideration in the Review could affect the Company’s previously issued earnings guidance, as well as its financial position. Accordingly, the Company formally withdrew that guidance and announced that no further earnings or related guidance (including updates to the Company’s expectations for net cash provided by operating activities or cash used for the purchase of property and equipment) is expected to be given until completion of the Review and the implementation of any initiatives being considered.

  During the six-month period ended January 27, 2006 the Company did not make any share repurchases. As of January 27, 2006, the Company had 821,081 shares remaining under a previously announced repurchase authorization. The Company, presently cannot determine when it will complete the remaining share repurchase authorization because it has suspended repurchase activity pending further determination of possible alternative courses of action under its recently announced Review.

  Standard & Poor’s and Moody’s Investors Services rate the Company’s Senior Notes BBB- and Baa3, respectively. Standard & Poor’s issued a “credit watch/negative” notice about the Company’s indebtedness and Moody’s changed the Company’s outlook to “developing” when the Review was disclosed. It is possible that either Standard & Poor’s or Moody’s (or both agencies) will lower their respective ratings of the Company’s debt if the Company implements any of the initiatives under consideration in the Review. In the event that either or both of the Company’s ratings decline, the Company may incur an increase in future borrowing costs. Additionally, if the ratings from Standard & Poor’s and Moody’s decline to or below BB- and Ba3, respectively, each $1 (face value at maturity) Senior Note becomes convertible into 10.8584 shares of the Company’s common stock (approximately 4.6 million shares in the aggregate).

Recently Adopted Accounting Pronouncements

    Share-Based Compensation

  Prior to July 30, 2005, the Company accounted for its stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s prior year net income for grants of stock options because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

  Effective July 30, 2005, the Company, with the assistance of an outside consulting service, adopted the fair value recognition provisions of SFAS No. 123R, as discussed in Note 3 to the Condensed Consolidated Financial Statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005 (filed with the SEC on November 30, 2005). The Company elected to adopt using the modified prospective method, under which share-based compensation cost in 2006 is recorded in general and administrative expenses and includes amortization over the respective vesting periods for (1) all share-based payments granted prior to, but not vested as of July 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to July 29, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model.

  Before adoption of SFAS No. 123R, pro forma disclosure reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model (see Note 3 to the Condensed Consolidated Financial Statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005 (filed with the SEC on November 30, 2005) for the weighted-average assumptions used in 2005). Under the Black-Scholes option-pricing model the Company estimated volatility using only its historical share price performance over the expected life of the option. However, under SFAS No. 123R the expected volatility is estimated using a blend of implied volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s common stock over the contractual life of the options. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares.

  Compensation cost for share-based payment arrangements recognized in general and administrative expenses for the quarter and six-month period ended January 27, 2006 was $2,353 and $5,153, respectively, for stock options and $968 and $1,823, respectively, for restricted stock grants. The adoption of SFAS No. 123R, for the quarter and six-month period ended January 27, 2006, decreased the Company’s reported operating income and income before income taxes by $2,353 and $5,153, respectively, decreased reported net income by $1,553 and $3,386, respectively. The adoption of SFAS No. 123R decreased both reported basic and diluted net income per share for the quarter ended January 27, 2006 by $0.03. The adoption of SFAS No. 123R, for the six-month period ended January 27, 2006, decreased reported basic and diluted net income per share by $0.07 and $0.06, respectively. The SFAS No. 123R expense, before any income tax effect, is recorded in general and administrative expenses. The adoption of SFAS No. 123R for the six-month period ended January 27, 2006 also resulted in a decrease in reported cash flow from operating activities of $2,890 offset by an increase in reported cash flow from financing activities of $2,890. Because the Company did not adopt SFAS No. 123R until July 30, 2005, operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, basic or diluted net income per share during the quarter or six-month period ended January 28, 2005 were not affected by its adoption.

  As of January 27, 2006, there was $21,906 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.54 years. No restricted stock grants vested during the six-month period ended January 27, 2006.

Inventory Costs

  In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and, therefore, the Company adopted this statement in its first quarter of 2006. The adoption of SFAS No. 151 did not affect the Company’s consolidated results of operations or financial position since this treatment was no different from the Company’s existing accounting policy.

Rental Costs

  In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. 13-1”). FSP No. 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense in income from continuing operations as opposed to capitalizing such rental costs. Although the provisions of FSP No. 13-1 are effective for the first reporting period beginning after December 15, 2005, the Company has chosen to early adopt this guidance in its first quarter of 2006. The early adoption of FSP No. 13-1 did not affect the Company’s consolidated results of operations or financial position since this treatment was no different from the Company’s existing accounting policy.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended July 29, 2005 (the “2005 Form 10-K”)). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

   Impairment of Long-Lived Assets

Property and Equipment

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. In addition the recoverability test considers the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or to the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from value impairment is recognized by a charge to earnings. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan’s restaurants which resulted in impairment charges of $6,765. These impairments were recorded based upon the lower of unit carrying amount or fair value. The unit fair value was determined based upon estimates provided by third-party valuation specialists using market comparables. At January 27, 2006, the impaired locations were classified as held and used and the carrying amount of the assets for the closed stores totaled $10,461. These restaurants were closed early in the third quarter of 2006, at which time they were then classified as held for sale. The locations were closed due to weak financial performance, an unfavorable outlook, and relatively positive prospects for proceeds from disposition. In addition to the costs recorded in the second quarter, the Company estimates expenses of approximately $3,000 to $4,000 before income taxes will be recorded in the third quarter for additional costs related to lease reserves, severance and incidental costs of the actual closings that took place on February 17, 2006 for three Logan’s restaurants and February 20, 2006 for seven Cracker Barrel stores.

    Goodwill

In addition, at least annually the Company assesses the recoverability of goodwill. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the quarter ending January 27, 2006, and concluded at that time that there was no indication of impairment. This annual assessment is performed in the second quarter of each year. Additionally, an assessment is performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

   Insurance Reserves

The Company self-insures a significant portion of expected workers’ compensation, general liability and health insurance claims. The Company has purchased insurance for individual claims that exceed $500 for 2003 and $1,000 for certain coverages for 2004, 2005 and going forward. The Company elected not to purchase such insurance for its primary group health program, but its offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program. The Company records a liability for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company’s third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on the actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. From time to time the Company has performed limited scope interim updates of its actuarial studies to verify and/or modify its reserves. During the second quarter, the Company performed such an update, which resulted in a reduction in the expected losses, and a credit of $6,363 was recorded. The Company believes that the reduced expected losses are the result of changes in its claims management and loss control procedures that are only now beginning to be actuarially determinable. The Company records a liability for its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by the Company’s third-party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

   Inventory Shrinkage

Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. During the quarter ended October 28, 2005, an estimate of shortages was recorded based on the physical inventory counts observed as the end of fiscal 2005. During the quarter ended January 27, 2006, Cracker Barrel performed physical inventory counts in approximately 26% of its stores and in its retail distribution center. Actual shortages were recorded in the quarter ended January 27, 2006 for those stores that were counted. An estimate of shortages was recorded for the remaining stores based on the results of the physical inventory counts at approximately 26% of its stores. This methodology is consistent with Cracker Barrel’s practice in all periods presented. The 2006 estimated shortages will be adjusted to actual upon physical inventory counts in all stores and the retail distribution center during the fourth quarter of the 2006 and, although the Company believes the sampling approach to the mid-year inventory is statistically valid, could produce materially different amounts than estimated by the Company for the quarters ended October 28, 2005 and January 27, 2006.

   Tax Provision

The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on current tax laws, the best available information at the time of the provision and historical experience. The Company files its income tax returns several months after its year-end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company’s consolidated financial statements and its consolidated financial position (see Note 8 to the Company’s Consolidated Financial Statements included in its 2005 Form 10-K).

   Unredeemed Gift Cards and Certificates

Unredeemed gift cards and certificates represent a liability of the Company related to unearned income and are recorded at their expected redemption value. The Company makes estimates of the ultimate unredeemed gift cards and certificates in the period of the original sale for those states that exempt gift cards and certificates from their escheat laws and in the period that gift cards and certificates are remitted to the state for other states and reduces its liability and records revenue accordingly. These estimates are determined based on redemption history and trends and are amortized over the Company’s historical redemption period based upon the Company’s monthly redemption rates. Changes in redemption behavior or management's judgments regarding redemption trends in the future may produce materially different amounts of deferred revenue to be reported. If gift cards and certificates that have been removed from the liability are later redeemed, the Company recognizes revenue and reduces the liability as it would with any redemption. Additionally, the initial reduction to the liability would be reversed to offset the redemption. If gift cards and certificates that have been remitted to a state are later redeemed, the Company will request the previously remitted cash back from the state. At that time the Company will increase its liability for gift cards and certificates to offset the reduction to this same liability when the card was redeemed.

Share-Based Compensation

  In accordance with the adoption of SFAS No. 123R, as discussed in Note 3 to the Condensed Consolidated Financial Statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005 (filed with the SEC on November 30, 2005) the Company recognized share-based compensation expense in the six-month period ended January 27, 2006. The fair value of each option award granted subsequent to July 29, 2005 was estimated, with the assistance of an outside consulting service, on the date of grant using a binomial lattice-based option valuation model. This model incorporates the following ranges of assumptions:

•  The expected volatility is a blend of implied volatility based on market-traded options on the Company’s stock and historical volatility of the Company’s stock over the contractual life of the options.
•  The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options granted is derived from the output of the option valuation model and represents the period of time the options are expected to be outstanding.
•  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
•  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

  The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which impact the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  Management updates the historical and implied components of the expected volatility assumption quarterly.  Management updates option exercise and termination assumptions quarterly. The expected life is a by-product of the lattice model, and is updated when new grants are made.

SFAS No. 123R also requires that compensation expense be recognized for only the portion of options that are expected to vest. Therefore, an estimated forfeiture rate derived from historical employee termination behavior, grouped by job classification, is applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Management updates the estimated forfeiture rate to actual on each of the vesting dates and adjusts compensation expense accordingly, so that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.

   Legal Proceedings

The Company and its subsidiaries are parties to various legal and regulatory proceedings and claims incidental to its business. In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the Company’s consolidated results of operations or financial position. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement). See Note 9 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 7A of the 2005 Form 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since July 29, 2005.

   Item 4. Controls and Procedures

The Company’s management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of January 27, 2006, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 27, 2006 in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Part I, Item 3 of the 2005 Form 10-K is incorporated herein by this reference.

See also Note 9 to the Company’s Condensed Consolidated Financial Statements filed in Part I, Item 1 of this Quarterly Report on Form 10-Q, which also is incorporated in this item by this reference.

Item 4.  Submission of Matters to a Vote of Security Holders

Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended October 28, 2005 (filed with the SEC on November 30, 2005) is incorporated herein by this reference.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 3, 2006		CBRL GROUP, INC.

	By:	/S/ Lawrence E. White
	Name:	Lawrence E. White
	Title:	Senior Vice President, Finance and Chief Financial Officer

Dated: March 3, 2006		CBRL GROUP, INC.

	By:	/S/ Patrick A. Scruggs
	Name:	Patrick A. Scruggs
	Title:	Vice President, Accounting and Tax and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications