Form 10-Q
period 2006-05-30
CBRL GROUP INC
filed 2006-06-02
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
                  (Mark One)

XQuarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 28, 2006

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

Yes  X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” (Rule 12b-2 of the Exchange Act).

Large accelerated filer  X  Accelerated filer ____ Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

30,917,058 Shares of Common Stock
Outstanding as of May 26, 2006

CBRL GROUP, INC.

FORM 10-Q

For the Quarter Ended April 28, 2006

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1

Condensed Consolidated Financial Statements (Unaudited)

a) Condensed Consolidated Balance Sheet as of April 28, 2006 and July 29, 2005	3

b) Condensed Consolidated Statement of Income for the Quarter and Nine Months Ended April 28, 2006 and April 29, 2005	4

c) Condensed Consolidated Statement of Cash Flows for the Nine Months Ended April 28, 2006 and April 29, 2005	5

d) Notes to Condensed Consolidated Financial Statements	6

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3

Quantitative and Qualitative Disclosures About market Risk	28

Item 4

Controls and Procedures	28

PART II. OTHER INFORMATION

Item 6

Exhibits	29

SIGNATURES	30

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CBRL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)
(Unaudited)

	April 28,	July 29,
	2006	2005*
ASSETS
Current assets:
Cash and cash equivalents	$20,148	$17,173
Property held for sale	10,495	--
Receivables	15,448	13,736
Inventories	128,087	142,804
Prepaid expenses	8,455	7,238
Deferred income taxes	9,532	9,532
Total current assets	192,165	190,483

Property and equipment	1,740,906	1,664,048
Less: Accumulated depreciation and amortization of capital leases	488,705	445,750
Property and equipment - net	1,252,201	1,218,298

Goodwill (see Note 7)	93,724	93,724
Other assets	48,217	30,767

Total assets	$1,586,307	$1,533,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,984	$97,710
Other accrued expenses	189,682	197,425
Current maturities of long-term debt and other long-term obligations	153	210
Total current liabilities	252,819	295,345

Long-term debt	194,998	212,218
Tender offer obligation (see Note 11)	704,071	--
Other long-term obligations	58,737	48,411
Deferred income taxes	104,734	107,310

Commitments and contingencies (see Note 9)

Shareholders’ equity:
Preferred stock - 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock - 400,000,000 shares of $.01 par
value authorized; at April 28, 2006, 47,661,958
shares issued and outstanding and at July 29, 2005,
46,619,803 shares issued and outstanding	477	466

Retained earnings (see Notes 10 and 11)	270,471	869,522
Total shareholders’ equity	270,948	869,988

Total liabilities and shareholders’ equity	$1,586,307	$1,533,272
See notes to unaudited condensed consolidated financial statements.
* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 29, 2005, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2005.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005

Total revenue	$644,200	$627,999	$1,971,913	$1,907,841

Cost of goods sold	201,817	203,702	637,008	639,933
Gross profit	442,383	424,297	1,334,905	1,267,908

Labor and other related expenses	243,397	237,574	719,992	696,512
Other store operating expenses	117,773	112,204	359,827	329,508
Impairment and store closing charges (see Notes 7 and 8)	3,596	431	10,361	431
Store operating income	77,617	74,088	244,725	241,457

General and administrative expenses	38,808	31,242	115,185	98,831
Operating income	38,809	42,846	129,540	142,626

Interest expense	2,700	2,221	7,516	6,516
Interest income	6	--	118	96
Income before income taxes	36,115	40,625	122,142	136,206

Provision for income taxes	12,143	14,054	41,651	47,127
Net income	$23,972	$26,571	$80,491	$89,079

Net income per share (see Note 5):
Basic	$0.51	$0.56	$1.72	$1.85
Diluted	$0.47	$0.52	$1.60	$1.72

Weighted average shares (see Note 5):
Basic	47,295,058	47,555,889	46,916,467	48,135,476
Diluted	52,523,351	53,149,295	52,067,800	53,774,355

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	April 28, 2006	April 29, 2005
Cash flows from operating activities:
Net income	$80,491	$89,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,512	50,311
Loss on disposition of property and equipment	1,185	2,278
Impairment charges	8,430	431
Accretion on zero-coupon contingently convertible senior notes	4,280	4,156
Share-based compensation	10,353	1,204
Excess tax benefit from share-based compensation	(5,737)	--
Changes in assets and liabilities:
Inventories	14,717	16,864
Accounts payable	(46,294)	46,273
Other current assets and other current liabilities	(5,551)	10,165
Other assets and other long-term liabilities	1,759	3,416
Net cash provided by operating activities	117,145	224,177

Cash flows from investing activities:
Purchase of property and equipment	(106,862)	(125,034)
Proceeds from sale of property and equipment	181	1,067
Net cash used in investing activities	(106,681)	(123,967)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	618,500	396,600
Principal payments under long-term debt and other
long-term obligations	(640,177)	(390,741)
Proceeds from exercise of stock options	26,978	35,547
Purchases and retirement of common stock	--	(131,916)
Dividends on common stock	(17,829)	(17,060)
Excess tax benefit from share-based compensation	5,737	--
Other	(698)	--
Net cash used in financing activities	(7,489)	(107,570)

Net increase (decrease) in cash and cash equivalents	2,975	(7,360)

Cash and cash equivalents, beginning of period	17,173	28,775

Cash and cash equivalents, end of period	$20,148	$21,415

Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
Interest, net of amounts capitalized	$1,848	$687
Income taxes	$41,640	$27,786
Non-cash disclosures:
Shares purchased in tender offer (see Note 11)	$704,071	$--
Accrued loan acquisition costs (see Note 12)	$11,568	$--

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of April 28, 2006 and July 29, 2005 and the related condensed consolidated statements of income and cash flows for the quarters and/or nine-month periods ended April 28, 2006 and April 29, 2005, have been prepared by CBRL Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit. In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made. The results of operations for any interim period are not necessarily indicative of results for the full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 29, 2005 (the “2005 Form 10-K”). Except as described below and in Note 3 to the Condensed Consolidated Financial Statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005 (filed with the SEC on November 30, 2005) (the “First Quarter 10-Q”), the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2005 Form 10-K.

References in these Notes to the Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted. Certain reclassifications have been made in the results for the quarter and nine-month period ended April 29, 2005 to conform to the classifications used in 2006.

2. Recently Adopted Accounting Policies

Share-Based Compensation

Prior to July 30, 2005, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s prior year net income for grants of stock options because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the quarter and nine-month period ended April 29, 2005, the Company's consolidated net income and net income per share would have been reduced to the pro-forma amounts illustrated as follows:

	Quarter Ended	Nine Months Ended
	April 29, 2005	April 29, 2005
Net income - as reported	$26,571	$89,079
Add: Total share-based employee compensation included in reported net income, net of related tax effects (a)	168	793
Deduct: Total share-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(2,202)	(7,313)
Net income - pro forma	$24,537	$82,559

Net income per share:
Basic - as reported	$0.56	$1.85
Basic - pro forma	$0.52	$1.72

Diluted - as reported	$0.52	$1.72
Diluted - pro forma	$0.49	$1.60

(a) The reported share-based compensation expense, net of related tax effects, in the table above represents the amortization of restricted stock grants.

Effective July 30, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”) using the modified prospective method. Under this method, share-based compensation cost in 2006 is recorded in general and administrative expenses and includes amortization over the respective vesting periods for (1) all share-based payments granted prior to, but not vested as of, July 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to July 29, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. See Note 3 to the Company’s Condensed Consolidated Financial Statements in the First Quarter 10-Q for more details on the Company’s adoption of SFAS No. 123R.

Compensation cost for share-based payment arrangements recognized in general and administrative expenses for the quarter and nine-month period ended April 28, 2006 was $2,399 and $7,552, respectively, for stock options and $978 and $2,801, respectively, for restricted stock grants. The adoption of SFAS No. 123R, for the quarter and nine-month period ended April 28, 2006, decreased both the Company’s reported operating income and income before income taxes by $2,399 and $7,552, respectively, and decreased reported net income by $1,593 and $4,977, respectively. The adoption of SFAS No. 123R decreased both reported basic and diluted net income per share by $0.03 for the quarter ended April 28, 2006. The adoption of SFAS No. 123R for the nine-month period ended April 28, 2006 decreased both reported basic and diluted net income per share by $0.10. The adoption of SFAS No. 123R for the nine-month period ended April 28, 2006 also resulted in a decrease in reported cash flow from operating activities of $5,737 offset by an increase in reported cash flow from financing activities of $5,737. Because the Company did not adopt SFAS No. 123R until July 30, 2005, operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, and basic and diluted net income per share during the quarter or nine-month period ended April 29, 2005 were not affected by its adoption.

As of April 28, 2006, there was $21,319 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.27 years. No restricted stock grants vested during the nine-month period ended April 28, 2006.

Rental Costs

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”). FSP No. 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense in income from continuing operations as opposed to capitalizing such rental costs. Although the provisions of FSP No. 13-1 are effective for the first reporting period beginning after December 15, 2005, the Company early adopted this guidance in its first quarter of 2006. The early adoption of FSP No. 13-1 did not affect the Company’s consolidated results of operations or financial position since this treatment did not differ from the Company’s then-existing accounting policy.

Amortization Period of Leasehold Improvements

In September 2005, the FASB issued Emerging Issues Task Force (“EITF”) No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 states that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 further states that leasehold improvements placed in service significantly after and not contemplated at or near the beginning of a lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements. The provisions of EITF 05-6 are effective for leasehold improvements that are purchased or acquired in reporting periods beginning after September 28, 2005, with early adoption permitted. The Company adopted this guidance in the first quarter of 2006. The early adoption of EITF 05-6 did not affect the Company’s results of operations or financial position since this treatment did not differ from the Company’s then-existing accounting policy.

3. Seasonality

Historically, the net income of the Company has been lower in the first three quarters of each year and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations primarily to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season. The Company also generally opens additional new locations throughout the year. Therefore, the results of operations for the quarter and nine months ended April 28, 2006 cannot be considered indicative of the operating results for the entire year.

4. Inventories

Inventories were comprised of the following at:

	April 28, 2006	July 29, 2005

Retail	$85,981	$101,604
Restaurant	21,661	21,588
Supplies	20,445	19,612
Total	$128,087	$142,804

5. Consolidated Net Income Per Share and Weighted Average Shares

Basic net income per share is computed by dividing net income by the weighted average shares outstanding. Diluted net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. Additionally, diluted net income per share is calculated excluding the after-tax interest and financing expenses associated with the Company’s senior notes (as described in Notes 2 and 5 to the Company’s Consolidated Financial Statements included in the 2005 Form 10-K) since, for diluted net income per share calculations, these senior notes are treated as if converted into common stock. The Company’s senior notes, outstanding employee and director stock options, restricted stock and stock awards issued by the Company represent the only securities having a dilutive effect on diluted net income per share. The following table reconciles the components of the diluted net income per share computations:

	Quarter Ended		Nine Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Net income per share numerator:
Net income	$23,972	$26,571	$80,491	$89,079
Add: Interest and loan acquisition costs associated with senior notes, net of related tax effects	951	1,071	2,820	3,398
Net income available to common shareholders	$24,923	$27,642	$83,311	$92,477
Net income per share denominator:
Weighted average shares outstanding for basic net income per share	47,295,058	47,555,889	46,916,467	48,135,476
Add potential dilution:
Senior notes	4,582,788	4,582,788	4,582,788	4,582,788
Stock options, restricted stock and stock awards	645,505	1,010,618	568,545	1,056,091
Weighted average shares outstanding for diluted net income per share	52,523,351	53,149,295	52,067,800	53,774,355

6. Segment Reporting

The Company manages its business on the basis of one reportable operating segment. Cracker Barrel Old Country Store® (“Cracker Barrel”) units represent a single, integrated operation with two related and substantially integrated product lines. The operating expenses of the restaurant and retail product line of a Cracker Barrel unit are shared and are indistinguishable in many respects. The chief operating decision-makers review operating results for both restaurant and retail operations on a combined basis. Likewise, Logan’s Roadhouse® (“Logan’s”) units are restaurant operations and those operations have similar investment criteria and economic and operating characteristics as the operations of Cracker Barrel.

All of the Company’s operations are located within the United States. The following data are presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” for all periods presented.

	Quarter Ended		Nine Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005

Net sales in company-owned stores:
Restaurant	$541,582	$523,423	$1,606,978	$1,521,892
Retail	101,938	103,973	363,088	384,225
Total net sales	643,520	627,396	1,970,066	1,906,117
Franchise fees and royalties	680	603	1,847	1,724
Total revenue	$644,200	$627,999	$1,971,913	$1,907,841

7.  Impairment of Long-lived Assets

Property and Equipment

In accordance with SFAS No. 144 “Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store by store basis. In addition the recoverability test considers the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying amount or fair value less costs to sell.

The Company recorded an impairment loss of $431 in the nine-months ended April 29, 2005. During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan’s restaurants, which resulted in impairment charges of $6,765. These impairments were recorded based upon the lower of unit carrying amount or fair value. Each unit’s fair value was determined based upon estimates provided by third-party appraisers using market comparables. The impaired locations were closed early in the quarter ended April 28, 2006 and were classified at that time as held for sale. The locations were closed due to weak financial performance, an unfavorable outlook, and relatively positive prospects for proceeds from disposition for certain locations. Due to the closed stores now being classified as held for sale, during the quarter ended April 28, 2006, the Company re-measured the closed store assets at the lower of their fair values less the costs to sell. Additionally, during the quarter ended April 28, 2006, the Company recorded an impairment for its Cracker Barrel management trainee housing facility. The total impairment loss related to property and equipment recorded in the quarter ended April 28, 2006 was $837.

Goodwill

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

8. Store Closing Charges

In connection with the closing of seven Cracker Barrel stores and three Logan’s restaurants (as described in Note 7 above), and in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company incurred exit and disposal costs in the quarter ended April 28, 2006 totaling $2,759. The locations were closed due to weak financial performance, an unfavorable outlook, and relatively positive prospects for proceeds from disposition for certain locations. The Company expects the sale of the properties to be completed within one year. The store closing charges included employee termination benefits, lease termination and other costs and are included in the impairment and store closing charges line on the accompanying condensed consolidated statement of income.

The following table presents a reconciliation of the beginning and ending liability balances related to the store closing charges for the quarter ended April 28, 2006.

	Employee Termination benefits	Lease termination costs	Other	Total
Beginning liability balance at January 27, 2006	--	--	--	--
Expense	$700	$484	$1,575	$2,759
Costs paid	(700)	(31)	(744)	(1,475)
Adjustments*	--	310	(306)	4
Ending liability balance at April 28, 2006	$--	$763	$525	$1,288

*The adjustments represent the balance sheet reclass of accrued straight-line rent, smallwares and prepaids.

The expenses recorded above for the quarter ended April 28, 2006 represent the total amount expected to be incurred for these closing charges. The fair values of all liabilities associated with the store closing charges were able to be reasonably estimated and have been recorded in the accompanying condensed consolidated financial statements.

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

The Company was contingently liable pursuant to standby letters of credit as credit guarantees primarily related to insurers. As of April 28, 2006 the Company had $38,508 of standby letters of credit related primarily to securing reserved claims under workers' compensation and general liability insurance. All standby letters of credit are renewable annually.

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party. The operating lease has a remaining life of approximately 7.4 years, with annual lease payments of approximately $361. Under the assigned lease the Company’s performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee.

10. Shareholders’ Equity

During the nine-month period ended April 28, 2006, the Company received proceeds of $26,978 from the exercise of stock options on 1,042,155 shares of its common stock. During the nine-month period ended April 28, 2006 the Company did not repurchase any shares of its common stock, except as described in Note 11.

During the nine-month period ended April 28, 2006, the Company paid a dividend of $0.12 per common share on August 8, 2005 (declared May 27, 2005) and the Company declared three dividends of $0.13 per common share each that were paid on November 8, 2005, February 8, 2006 and May 8, 2006. The dividend paid on May 8, 2006 in the amount of $6,190 is recorded in other accrued expenses in the accompanying condensed consolidated balance sheet. Additionally, the Company declared a dividend of $0.13 per common share on May 25, 2006 to be paid on August 8, 2006 to shareholders of record on July 14, 2006.

The decrease in shareholders’ equity from July 29, 2005 is primarily due to the accounting for the Company’s Tender Offer discussed in Note 11.

11. Tender Offer

On March 31, 2006, the Company commenced a tender offer in which it sought to acquire up to 16,750,000 shares of its common stock at a price between $42.00 and $46.00 per share (“the Tender Offer”). The Tender Offer expired at midnight on April 27, 2006, at which time approximately 23,500,000 shares were tendered at a price of $42.00 per share. The Tender Offer met the definition of a forward contract under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” As of April 28, 2006, the obligation to settle the Tender Offer of $702,852 and the related transaction fees of $1,219 were recorded as a liability and a reduction to shareholders’ equity. The transaction fees include the dealer manager, information agent, depository, legal and other fees. On May 4, 2006, the Company accepted for payment 16,750,000 shares of its common stock at a purchase price of $42.00 per share for a total purchase price of $703,500. In accordance with SFAS No. 150, the difference of $648 between the fair market value of the obligation at April 28, 2006 of $702,852 and the total purchase price of $703,500 will be included in interest expense in the Company’s fourth quarter. The Company contemporaneously drew approximately $725,000 under its new credit facility, described in Note 12, to pay for the shares accepted in the Tender Offer and related transaction fees and expenses.

12. Debt

Effective April 27, 2006, the Company entered into a $1,250,000 credit facility (the “2006 Credit Facility”) that consisted of up to $1,000,000 in term loans (an $800,000 term B facility and a $200,000 delayed draw facility) with a scheduled maturity date of April 27, 2013 and a $250,000 revolving credit facility expiring April 27, 2011. As described in Note 11, contemporaneously with the acceptance of shares in the Tender Offer, on May 3, 2006, the Company drew $725,000 under the $800,000 available under the term B facility, which was used to pay for the shares accepted in the Tender Offer, fees associated with the 2006 Credit Facility and the related transaction costs. The $200,000 delayed draw facility can be used any time prior to October 27, 2007 to refinance the Company’s senior notes or for general corporate purposes.

The term loan interest rate is based on LIBOR initially and on LIBOR or prime following the initial locked rate period and the revolving credit facility and delayed draw facility interest rates are based on either LIBOR or prime. A spread is added to the interest rates according to a defined schedule based on the Company’s consolidated total leverage ratio as defined in the 2006 Credit Facility. The Company’s policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk in a cost efficient manner, the Company entered into an interest rate swap on May 4, 2006 in which it agreed to exchange with a counterparty, at specified intervals effective August 3, 2006, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate swaps that meet specific conditions under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” are accounted for as cash flow hedges. The swapped portion of our $725,000 term loan will be fixed at a rate of 5.57% plus our then current credit spread or 7.07% based on today’s credit spread over the 7-year life of the term loan and the interest rate swap. The swapped portion is $525,000 to May 2, 2007, $650,000 from May 3, 2007 to May 4, 2008, $625,000 from May 5, 2008 to May 3, 2009, $600,000 from May 4, 2009 to May 2, 2010, $575,000 from May 3, 2010 to May 2, 2011, $550,000 from May 3, 2011 to May 2, 2012, and $525,000 for May 3, 2012 to May 2, 2013.

Loan acquisition costs associated with the term B loan, revolving credit facility and delayed draw facility were capitalized in the amount of $7,112 (net of $656 in commitment fees that were written off in the quarter ended April 28, 2006 related to the $75,000 availability that was not drawn on the term B loan), $2,453, and $1,962, respectively, and will be amortized over the respective terms of the facilities. Financial covenants related to the 2006 Credit Facility require that the Company maintain a maximum consolidated total leverage ratio of 4.5 to 1.0 through April 27, 2007, 4.25 to 1.0 from April 28, 2007 through May 2, 2008, 4.0 to 1.0 from May 3, 2008 through May 1, 2009 and 3.75 to 1.0 from May 2, 2009 and thereafter. Financial covenants also require that the Company maintain a minimum consolidated interest coverage ratio of 3.0 to 1.0 through April 27, 2007, 3.25 to 1.0 from April 28, 2007 through May 2, 2008, 3.5 to 1.0 from May 3, 2008 through May 1, 2009, 3.75 to 1.0 from May 2, 2009 through April 30, 2010 and 4.0 to 1.0 from April 31, 2010 and thereafter. The Company’s subsidiaries have fully and unconditionally guaranteed on a joint and several basis the obligations under the 2006 Credit Facility and pledged their outstanding stock. Contemporaneously with entering into the 2006 Credit Facility, the Company terminated its then-existing $300,000 revolving credit agreement; at the time of termination, no amounts were outstanding.

Each of the Company’s $1 (face value at maturity) senior notes, (as more fully described in the Company’s 2005 Form 10-K), became convertible into 10.8584 shares of the Company’s common stock (approximately 4.6 million shares in the aggregate) during the quarter ended April 28, 2006. The Company has received verification from the Trustee of the senior notes that as of the filing of this Quarterly Report, no holders of the senior notes have exercised their option to convert. The Company has classified the senior notes as long-term obligations due to the Company’s intent and ability to refinance these senior notes on a long-term basis.

13. Compensatory Plans and Arrangements

In connection with the Company’s announced strategic review, the Company’s Compensation and Stock Option Committee of the Board approved, pursuant to the Omnibus Plan, the “2006 Success Plan” for certain officers of the Company. This plan was disclosed in the Current Report on Form 8-K, filed with the SEC on March 17, 2006. During the quarter ended April 28, 2006, the Company recorded expense of $1,192 for this plan as general and administrative expenses on the accompanying condensed consolidated statement of income. The maximum amount payable under the 2006 Success Plan is $7,906. Any amounts payable under the 2006 Success Plan will become earned and payable six months after the completion of the Logan’s divestiture or the date that the Company’s Board decides not to divest Logan’s.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CBRL Group, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept and the Logan’s Roadhouse® (“Logan’s”) restaurant concept. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except share and per share amounts. References in management’s discussion and analysis of financial condition and results of operations to a year are to the Company’s fiscal year unless otherwise noted. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2005 (the “2005 Form 10-K”).

Except for specific historical information, many of the matters discussed in this Quarterly Report on Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These and similar statements are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company and its subsidiaries and the plans it has proposed to differ materially from those expressed or implied by this discussion.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goals,” “intends,” “opportunity,” “trends,” “assumptions,” “target,” “guidance,” “forecast,” “outlook,” “plans,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” or “potential” (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to:

•
the timing and ability of the Company to execute a successful divestiture of its Logan’s Roadhouse, Inc. subsidiary, including the effects of changes in capital market or economic conditions that could affect valuations of restaurant companies;

•	the effects of incurring substantial indebtedness and associated restrictions on the Company’s financial and operating flexibility and ability to execute or pursue its operating plans and objectives;

•
the effects of uncertain consumer confidence, higher costs for energy, consumer debt payments, or general or regional economic weakness, or weather on sales and customer travel, discretionary income or personal expenditure activity of our customers;

•	the ability of the Company to identify, acquire and sell successful new lines of retail merchandise and new menu items at our restaurants;

•	the ability of the Company to sustain or the effects of plans intended to improve operational execution and performance;

•
changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, insurance or other undeterminable areas;

•	the effects of plans intended to promote or protect the Company’s brands and products;

•
consumer behavior based on negative publicity or concerns over nutritional or safety aspects of the Company’s products or restaurant food in general, including concerns about E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, and bird flu, as well as the possible effects of such events on the price or availability of ingredients used in our restaurants;

•	changes in interest rates or capital market conditions affecting the Company’s financing costs or ability to obtain financing or execute initiatives;

•	the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations;

•	the ability of the Company to retain key personnel during and after the restructuring process;

•	the ability of and cost to the Company to recruit, train, and retain qualified hourly and management employees;

•	the effects of increased competition at Company locations on sales and on labor recruiting, cost, and retention;

•	the availability and cost of suitable sites for restaurant development and our ability to identify those sites;

•	changes in building materials and construction costs;

•	the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities;

•	practical or psychological effects of natural disasters or terrorist acts or war and military or government responses;

•	disruptions to the Company’s restaurant or retail supply chain;

•	changes in foreign exchange rates affecting the Company’s future retail inventory purchases;

•	implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”);

•	effectiveness of internal controls over financial reporting and disclosure;

•	and other factors described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), press releases, and other communications.

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended April 28, 2006 as compared to the same periods a year ago:

	Quarter Ended		Nine Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	31.3	32.4	32.3	33.5
Gross profit	68.7	67.6	67.7	66.5

Labor and other related expenses	37.8	37.8	36.5	36.5
Other store operating expenses	18.3	17.9	18.3	17.3
Impairment and store closing charges	0.6	0.1	0.5	--
Store operating income	12.0	11.8	12.4	12.7

General and administrative expenses	6.0	5.0	5.8	5.2
Operating income	6.0	6.8	6.6	7.5

Interest expense	0.4	0.3	0.4	0.4
Interest income	--	--	--	--
Income before income taxes	5.6	6.5	6.2	7.1

Provision for income taxes	1.9	2.3	2.1	2.4

Net income	3.7%	4.2%	4.1%	4.7%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and nine-month period ended April 28, 2006 as compared to the same periods a year ago:

	Quarter Ended		Nine Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Net sales:
Cracker Barrel restaurant	67.1%	67.5%	65.6%	65.1%
Logan’s	17.0	15.8	15.9	14.7
Total restaurant	84.1	83.3	81.5	79.8
Cracker Barrel retail	15.8	16.6	18.4	20.1
Total net sales	99.9	99.9	99.9	99.9
Franchise fees and royalties	0.1	0.1	0.1	0.1
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table highlights the units in operation, units opened and units closed for the quarter and nine-month period ended April 28, 2006 as compared to the same periods a year ago:

	Quarter Ended		Nine Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Cracker Barrel:
Open at beginning of period	540	514	529	504
Opened during period	6	6	17	16
Closed during period	(7)	--	(7)	--
Open at end of period	539	520	539	520

Logan’s - company-owned:
Open at beginning of period	134	118	124	107
Opened during period	3	5	13	16
Closed during period	(3)	--	(3)	--
Open at end of period	134	123	134	123

Total company-owned units	673	643	673	643

Logan’s - franchised:
Open at beginning of period	24	22	23	20
Opened during period	1	--	2	2
Closed during period	--	--	--	--
Open at end of period	25	22	25	22

Total systemwide units	698	665	698	665

Average unit volumes include sales of all company-owned units and are measured on comparable calendar weeks in the prior year. The following table highlights average unit volumes for the quarter and nine-month period ended April 28, 2006 as compared to the same periods a year ago:

	Quarter Ended		Nine Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Cracker Barrel
Net sales:
Restaurant	$802.9	$819.2	$2,408.4	$2,428.0
Retail	189.4	200.8	676.2	750.6
Total net sales	$992.3	$1,020.0	$3,084.6	$3,178.6

Logan’s	$821.2	$821.5	$2,407.1	$2,403.6

Total Revenue

 Total revenue for the third quarter of 2006 increased 2.6% compared to the prior year’s third quarter. For the third quarter ended April 28, 2006, Cracker Barrel comparable store restaurant sales decreased 2.1% and comparable store retail sales decreased 5.4% resulting in a combined comparable store sales (total net sales) decrease of 2.8%. The comparable store restaurant sales decrease consisted of a 1.2% average check increase for the quarter (including a 1.8% increase in average menu prices) and a 3.3% guest traffic decrease. The comparable store retail sales decrease is believed to be related to restaurant guest traffic decreases, lower average price-points on items sold, uncertain consumer sentiment and reduced discretionary spending. Logan’s comparable restaurant sales increased 0.5%, which consisted of a 2.5% average check increase (including a 2.6% increase in average menu prices), and a 2.0% guest traffic decrease. Sales from newly opened Cracker Barrel stores and Logan’s restaurants accounted for the balance of the total revenue increase in the third quarter.

 Total revenue for the nine-month period ended April 28, 2006 increased 3.4% compared to the nine-month period ended April 29, 2005. For the nine-month period ended April 28, 2006, Cracker Barrel comparable store restaurant sales decreased 0.5% and comparable store retail sales decreased 8.9% resulting in a combined comparable store sales (total net sales) decrease of 2.4%. The comparable store restaurant sales decrease consisted of a 2.5% average check increase for the nine months (which reflected higher average menu prices), and a 3.0% guest traffic decrease. The comparable store retail sales decrease is believed to be related to restaurant guest traffic decreases, uncertain consumer sentiment and reduced discretionary spending, weaker than expected response to the retail assortments and lower average spending per retail purchase as a result of lower product price-points and greater markdowns. Logan’s comparable restaurant sales increased 1.1%, which consisted of a 2.6% average check increase (which reflected higher average menu prices), and a 1.5% guest traffic decrease. Sales from newly opened Cracker Barrel stores and Logan’s restaurants accounted for the balance of the total revenue increase in the nine-month period ended April 28, 2006.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue for the third quarter of 2006 decreased to 31.3% from 32.4% in the third quarter of the prior year. This decrease was due to higher average menu prices versus the prior year, lower commodity costs, lower retail costs of goods and a lower percentage of retail sales, which have a higher cost as a percent of sales than restaurant sales.

Cost of goods sold as a percentage of total revenue for the nine-month period ended April 28, 2006 decreased to 32.3% from 33.5% in the nine-month period ended April 29, 2005. This decrease was due to higher average menu prices versus the prior year, lower commodity costs, lower retail costs of goods and a lower percentage of retail sales, which have a higher cost as a percent of sales than restaurant sales.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue remained the same at 37.8% in the third quarter this year as it was in the third quarter of the prior year. This was due to higher average menu prices versus the prior year and lower group health costs offset by higher hourly wages and higher store management salaries versus the prior year.

Labor and other related expenses as a percentage of total revenue remained the same at 36.5% in the nine-month period ended April 28, 2006 as it was in the nine-month period ended April 29, 2005. This was due to higher average menu prices versus the prior year and lower workers’ compensation insurance expense and group health costs offset by higher hourly wages and store management salaries versus the prior year.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses. Other store operating expenses as a percentage of total revenue increased to 18.3% in the third quarter of 2006 from 17.9% in the third quarter of the prior year. This increase was due to higher utilities, supplies and other miscellaneous expenses. These increases were partially offset by higher average menu prices versus the prior year and lower advertising expense.

Other store operating expenses as a percentage of total revenue increased to 18.3% in the nine-month period ended April 28, 2006 as compared to 17.3% in the nine-month period ended April 29, 2005. This increase was due to higher utilities, supplies and maintenance expenses partially offset by higher average menu prices.

Impairment and Store Closing Charges

During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan's restaurants, which resulted in impairment charges of $6,765. The actual closings all took place early in the third quarter. Upon closing, the locations became classified as held for sale, therefore the Company re-measured the closed store assets at the lower of their fair values less the costs to sell. Additionally, during the quarter ended April 28, 2006, the Company recorded an impairment for its management trainee housing facility. The total impairment and store closing costs recorded in the quarter and nine months ended April 28, 2006 were $3,596 and $10,361, respectively. The total impairment and store closing costs recorded in the quarter and nine months ended April 29, 2005 were $431. See Notes 7 and 8 to the accompanying Condensed Consolidated Financial Statements for more details surrounding the impairment and store closing charges.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue increased to 6.0% in the third quarter of 2006 as compared to 5.0% in the third quarter of the prior year. This increase was due to stock option expense as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) in 2006 and the non-recurrence of an insurance recovery in the prior year.

General and administrative expenses as a percentage of total revenue increased to 5.8% in the nine-month period ended April 28, 2006 as compared to 5.2% in the nine-month period ended April 29, 2005. This increase was due to stock option expense as a result of the adoption of SFAS No. 123R in 2006, higher salaries and wages and legal expenses versus the prior year.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 33.6% in the third quarter and 34.1% for the first nine months of 2006 as compared to 34.6% for both the quarter and nine months a year ago. The U.S. Internal Revenue Service (“IRS”) has examined the Company’s consolidated federal income tax returns through the year ended July 30, 2004. In March 2006, the Company reached a settlement with the IRS for these tax periods. The settlement had no material effect on the Company’s Condensed Consolidated Financial Statements for the quarter or nine-month period ended April 28, 2006. In estimating our full year 2006 tax rate, which is used to determine our rate for the first nine months of 2006, we reversed certain reserves previously accrued, which lowered our tax rate from 2005. The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset by employer tax credits for FICA taxes paid on employee tip income and various other federal tax credits.

Liquidity and Capital Resources

The Company's operating activities provided net cash of $117,145 for the nine-month period ended April 28, 2006, which represented a decrease from the $224,177 provided during the same period a year ago. This decrease was due to a significant increase in accounts payable in the first nine months of 2005 as compared to a significant decrease in the first nine months of 2006, as well as an increase in income taxes payable in the first nine months of 2005 as compared to a decrease in the first nine months of 2006. The changes in accounts payable and income taxes payable were due to timing of payments this year compared with the timing of payments last year.

The Company had negative working capital of $60,654 at April 28, 2006 versus negative working capital of $104,862 at July 29, 2005. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and generally does operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time. The smaller negative working capital compared with July 29, 2005 reflected lower accounts payable and income taxes payable and higher cash and cash equivalents and properties held for sale, partially offset by lower inventories.

Capital expenditures were $106,862 for the nine-month period ended April 28, 2006 as compared to $125,034 during the same period a year ago. Construction and acquisition of new locations accounted for most of these expenditures. The decrease from the prior year is due to the decrease in the number of new locations under construction and the decrease in owned versus leased land for new locations. Capitalized interest was $160 and $527 for the quarter and nine-month period ended April 28, 2006, respectively, as compared to $232 and $592 for the quarter and nine-month period ended April 29, 2005, respectively. These differences were due primarily to decreases in the average number of new locations under construction versus the same periods a year ago.

During the nine-month period ended April 28, 2006, the Company received proceeds of $26,978 from the exercise of stock options on 1,042,155 shares of its common stock. During the nine-month period ended April 28, 2006, the Company paid a dividend of $0.12 per common share on August 8, 2005 (declared May 27, 2005) and the Company declared three dividends of $0.13 per common share each that were paid on November 8, 2005, February 8, 2006 and May 8, 2006. The dividend paid on May 8, 2006 was in the amount of $6,190. Additionally, the Company declared a dividend of $0.13 per common share on May 25, 2006 to be paid on August 8, 2006 to shareholders of record on July 14, 2006.

The Company's internally generated cash and the Company’s availability under its credit facilities, together with its ability to enter into real estate operating lease arrangements, were sufficient to finance all of its growth, dividend and working capital needs in the first nine months of 2006 and are expected to be sufficient to meet the Company’s needs for the forseeable future.

Strategic Initiatives

As previously announced in the Current Report on Form 8-K filed with the SEC on March 17, 2006, the Company, with the assistance of a financial advisor, reviewed its capital structure and other potential initiatives intended to enhance shareholder value (the “Review”). At the time that the Review was announced, the Company also disclosed that implementing some or all of the initiatives under consideration in the Review could affect the Company’s previously issued earnings guidance, as well as its financial position. Accordingly, the Company formally withdrew that guidance and announced that no further earnings or related guidance (including updates to the Company’s expectations for net cash provided by operating activities or cash used for the purchase of property and equipment) is expected to be given until completion of the Review and the implementation of the initiatives being considered.

The Company’s Review, to date, has resulted in : 1) the repurchase of 16,750,000 shares of the Company’s common stock at $42.00 per share pursuant to a modified “Dutch Auction” tender offer (the “Tender Offer”) and 2) the execution by the Company, effective April 27, 2006, of a $1,250,000 credit facility (the “2006 Credit Facility”). The Company, pursuant to the Review, still plans to divest its wholly-owned subsidiary, Logan’s, subject to achieving fair and satisfactory consideration and approval of the Company’s Board of Directors. The proceeds of that divesture could be used to repurchase additional CBRL common stock, to reduce debt and/or for other general corporate purposes.

The Tender Offer met the definition of a forward contract under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). As of April 28, 2006, the obligation to settle the tender offer was recorded as a liability at its fair value of $702,852 plus related transaction fees of $1,219. On May 4, 2006, the Company accepted for payment 16,750,000 shares of its common stock at a purchase price of $42.00 per share for a total purchase price of $703,500. Per SFAS No. 150 the difference of $648 between the liability at April 28, 2006 of $702,852 and the total purchase price of $703,500 will be included in interest expense in the Company’s fourth quarter. Contemporaneously with accepting the shares pursuant to the Tender Offer the Company drew approximately $725,000 under the 2006 Credit Facility to pay for the shares accepted in the Tender Offer, fees associated with the execution of the 2006 Credit Facility and related transaction costs.

During the nine-month period ended April 28, 2006 the Company did not make any share repurchases with the exception of those made in the Tender Offer. As of April 28, 2006, the Company had 821,081 shares remaining under a previously announced repurchase authorization. The Company presently cannot determine when it will complete the remaining share repurchase authorization because it has suspended repurchase activity pending implementation of the initiatives considered in the Review.

Standard & Poor’s (“S & P”) issued a “credit watch/negative” notice with respect to the Company’s indebtedness when the Review was disclosed. Subsequently in March 2006, S & P lowered its rating on the Company’s corporate credit and senior notes from BBB- to BB+ upon the announcement of the approval of the plan to incur indebtedness and repurchase shares pursuant to the Tender Offer. In May 2006, S & P again lowered the rating on the senior notes to B+ reflecting the relatively large amount of secured debt and lowered the rating on the new $1,175,000 credit facility to BB while taking the Company off its credit watch. Moody’s Investor Service (“Moody’s”) changed the Company’s outlook to “developing” when the Review was disclosed. Subsequently in March 2006, Moody’s downgraded the Company’s corporate family rating to Baa3 from Ba1, resulting from the company’s approval of the above mentioned Review and placed these ratings under review for possible downgrade. Subsequently in April 2006, Moody’s downgraded the Company’s senior notes to Ba3 from Ba1 and the corporate family rating to Ba2 from Ba1, assigned a rating of Ba2 to the new $1,175,000 credit facility and assigned a stable rating outlook for the Company upon completion of their rating review for possible downgrade of the Company announced in March 2006. Additionally, Moody’s has warned that should the divestiture of Logan’s not materialize or significantly change from the expected scenario, Moody’s would need to reassess the impact on all ratings at that time.

In the event that either or both of the Company’s ratings decline further, the Company may incur an increase in future borrowing costs. Additionally, since the rating from Moody’s declined to Ba3 and the Standard & Poor’s rating declined below BB- each $1 (face value at maturity) senior note became convertible into 10.8584 shares of the Company’s common stock (approximately 4.6 million shares in the aggregate). The Company has received verification from the Trustee of the senior notes that, as of the filing of this Quarterly Report, no holders of the senior notes have exercised their option to convert. The Company has classified the senior notes as long-term obligations due to the Company’s intent and ability to refinance these senior notes on a long-term basis.

Recently Adopted Accounting Pronouncements

Share-Based Compensation

Prior to July 30, 2005, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“SFAS No. 123”), and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s prior year net income for grants of stock options because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

Effective July 30, 2005, the Company, with the assistance of an outside consulting service, adopted the fair value recognition provisions of SFAS No. 123R, as discussed in Note 2 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The Company elected to adopt using the modified prospective method, under which share-based compensation cost in 2006 is recorded in general and administrative expenses and includes amortization over the respective vesting periods for (1) all share-based payments granted prior to, but not vested as of July 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to July 29, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model.

Before adoption of SFAS No. 123R, pro forma disclosure reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model (see Note 3 to the Condensed Consolidated Financial Statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005 (filed with the SEC on November 30, 2005) (the “Second Quarter 10-Q”) for the weighted-average assumptions used in 2005). Under the Black-Scholes option-pricing model the Company estimated volatility using only its historical share price performance over the expected life of the option. However, under SFAS No. 123R the expected volatility is estimated using a blend of implied volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s common stock over the contractual life of the options. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company issues new shares of common stock to satisfy stock option exercises or grants of restricted shares.

Compensation cost for share-based payment arrangements recognized in general and administrative expenses for the quarter and nine-month period ended April 28, 2006 was $2,399 and $7,552, respectively, for stock options and $978 and $2,801, respectively, for restricted stock grants. For the quarter and nine-month period ended April 28, 2006, the adoption of SFAS No. 123R, decreased both the Company’s reported operating income and income before income taxes by $2,399 and $7,552, respectively, and decreased reported net income by $1,593 and $4,977, respectively. The adoption of SFAS No. 123R decreased both reported basic and diluted net income per share by $0.03 for the quarter ended April 28, 2006. For the nine-month period ended April 28, 2006, the adoption of SFAS No. 123R, decreased both reported basic and diluted net income per share by $0.10. The adoption of SFAS No. 123R for the nine-month period ended April 28, 2006 also resulted in a decrease in reported cash flow from operating activities of $5,737 offset by an increase in reported cash flow from financing activities of $5,737. Because the Company did not adopt SFAS No. 123R until July 30, 2005, operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, and basic and diluted net income per share during the quarter or nine-month period ended April 29, 2005 were not affected by its adoption.

As of April 28, 2006, there was $21,319 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.27 years. No restricted stock grants vested during the nine-month period ended April 28, 2006.

Rental Costs

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”). FSP No. 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense in income from continuing operations as opposed to capitalizing such rental costs. Although the provisions of FSP No. 13-1 are effective for the first reporting period beginning after December 15, 2005, the Company has chosen to early adopt this guidance in its first quarter of 2006. The early adoption of FSP No. 13-1 did not affect the Company’s consolidated results of operations or financial position since this treatment did not differ from the Company’s then-existing accounting policy.

Amortization Period of Leasehold Improvements

In September 2005, the FASB issued Emerging Issues Task Force (“EITF”) No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 states that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 further states that leasehold improvements placed in service significantly after and not contemplated at or near the beginning of a lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements. The provisions of EITF 05-6 are effective for leasehold improvements that are purchased or acquired in reporting periods beginning after September 28, 2005, with early adoption permitted. The Company adopted this guidance in the first quarter of 2006. The early adoption of EITF 05-6 did not affect the Company’s results of operations or financial position since this treatment did not differ from the Company’s then-existing accounting policy.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the 2005 Form 10-K). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Impairment of Long-Lived Assets

Property and Equipment

In accordance with SFAS No. 144 “Impairment or Disposal of Long-Lived Assets,” the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value to the undiscounted future cash flows expected to be generated by the asset. In addition to the recoverability test, the Company considers the likelihood of possible outcomes existing at the balance sheet date, including the assessment of the likelihood of the future sale of the asset. If the asset will be classified as held and used, then the asset is written down to its estimated fair value. If the asset will be classified as held for sale, then the asset is written down to its estimated fair value, net of estimated costs of disposal. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs.

The Company recorded an impairment loss of $431 in the nine-months ended April 29, 2005. During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan’s restaurants, which resulted in impairment charges of $6,765. These impairments were recorded based upon the lower of unit carrying amount or fair value. Each unit’s fair value was determined based upon estimates provided by third-party appraisers using market comparables. The impaired locations were closed early in the quarter ended April 28, 2006 and were classified at that time as held for sale. The locations were closed due to weak financial performance, an unfavorable outlook, and relatively positive prospects for proceeds from disposition for certain locations. Due to the closed stores now being classified as held for sale, during the quarter ended April 28, 2006, the Company re-measured the closed store assets at the lower of their fair values less the costs to sell. Additionally, during the quarter ended April 28, 2006, the Company recorded an impairment on its Cracker Barrel management trainee housing facility. The total impairment loss related to property and equipment recorded in the quarter ended April 28, 2006 was $837.

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

Insurance Reserves

The Company self-insures a significant portion of expected workers’ compensation, general liability and health insurance claims. The Company has purchased insurance for individual claims that exceed $500 for 2003 and $1,000 for certain coverages for 2004, 2005 and going forward. The Company elected not to purchase such insurance for its primary group health program, but its offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program. The Company records a liability for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company’s third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual, actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on the actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. From time to time the Company has performed limited scope interim updates of its actuarial studies to verify and/or modify its reserves. The Company records a liability for its group health program for all unpaid claims based primarily upon a loss development analysis derived from actual group health claims payment experience provided by the Company’s third-party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense than would be reported under these insurance programs.

Inventory Shrinkage

Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. During the quarter ended October 28, 2005, an estimate of shortages was recorded based on the physical inventory counts observed at the end of fiscal 2005. During the quarter ended January 27, 2006, Cracker Barrel performed physical inventory counts in approximately 26% of its stores and in its retail distribution center. Actual shortages were recorded in the quarter ended January 27, 2006 for those stores that were counted. An estimate of shortages was recorded for the remaining stores based on the results of the physical inventory counts at approximately 26% of its stores. During the quarter ended April 28, 2006, an estimate of shortages was recorded based on the physical inventory counts observed in approximately 26% of its stores and in its retail distribution center in the quarter ended January 27, 2006. This methodology is consistent with Cracker Barrel’s practice in all periods presented. The 2006 estimated shortages will be adjusted to actual upon physical inventory counts in all stores and the retail distribution center during the quarter ended July 28, 2006 and, although the Company believes the sampling approach to the mid-year inventory is statically valid, could produce materially different amounts than estimated by the Company for the quarters ended October 28, 2005, January 27, 2006 and April 28, 2006.

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

Unredeemed Gift Cards and Certificates

Unredeemed gift cards and certificates represent a liability of the Company related to unearned income and are recorded at their expected redemption value. The Company makes estimates of the ultimate unredeemed gift cards and certificates in the period of the original sale for those states that exempt gift cards and certificates from their escheat laws and in the period that gift cards and certificates are remitted to the state for the other states and reduces its liability and records revenue accordingly. These estimates are determined based on redemption history and trends and are amortized over the Company’s historical redemption period based upon the Company’s monthly redemption rates. Changes in redemption behavior or management's judgments regarding redemption trends in the future may produce materially different amounts of deferred revenue to be reported. If gift cards and certificates that have been removed from the liability are later redeemed, the Company recognizes revenue and reduces the liability as it would with any redemption. Additionally, the initial reduction to the liability would be reversed to offset the redemption. If gift cards and certificates that have been remitted to a state are later redeemed, the Company will request the previously remitted cash back from the state. At that time the Company will increase its liability for gift cards and certificates to offset the reduction to this same liability when the card was redeemed.

Share-Based Compensation

In accordance with the adoption of SFAS No. 123R, the Company recognized share-based compensation expense in the nine-month period ended April 28, 2006. The fair value of each option award granted subsequent to July 29, 2005 was estimated, with the assistance of an outside consulting service, on the date of grant using a binomial lattice-based option valuation model. This model incorporates the following ranges of assumptions:

▪  The expected volatility is a blend of implied volatility based on market-traded options on the Company's stock and historical volatility of the Company's stock over the contractual life of the options.

▪  The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected life of options granted is derived from the output of the option valuation model and represents the period of time the options are expected to be outstanding.

▪  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

▪  The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

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

Legal Proceedings

The Company and its subsidiaries are parties to various legal and regulatory proceedings and claims incidental to its business. In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these actions will not materially affect the Company’s consolidated results of operations or financial position. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 7A of the 2005 Form 10-K is incorporated in this item of this report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since July 29, 2005.

Item 4. Controls and Procedures

The Company’s management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (“the Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of April 28, 2006, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 28, 2006 in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CBRL GROUP, INC.

Date: 6/2/06                          By /s/Lawrence E. White
Lawrence E. White, Senior Vice President, Finance
and Chief Financial Officer

Date: 6/2/06                          By /s/Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Success Plan (incorporated herein by this reference to Exhibit 99.D.12 to Form SC TO-I filed with the SEC on March 31, 2006)

10.2	Form of Success Award (incorporated herein by this reference to Exhibit 99.D.13 to Form SC TO-I filed with the SEC on March 31, 2006)

10.3
Credit Agreement dated as of April 27, 2006 among CBRL Group, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications