Form 10-K
period 2006-07-28
CBRL GROUP INC
filed 2006-10-03
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 28, 2006

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________  to __________

Commission file number
000-25225
_____________________

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

Registrant's telephone number, including area code: (615) 443-9869
______________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock
(Par Value $.01)

Common Stock Purchase Rights
(No Par Value)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issue, as defined in Rule 405 of the Securities Act.
Yes X_ No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ____ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2. (Check one)
Large accelerated filer X                      Accelerated filer ____                     Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

The aggregate market value of voting stock held by nonaffiliates of the registrant, by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter which ended January 27, 2006, was $2,040,470,036. For purposes of this computation, all directors, executive officers and 10% beneficial owners of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

As of September 29, 2006, there were 30,976,505 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions                                       Part of Form 10-K
are Incorporated by Reference                                         into which incorporated

1. Annual Report to Shareholders or the fiscal year ended July 28, 2006 (the “2006 Annual Report”)                                       Part II
2. Proxy Statement for Annual Meeting of Shareholders to be held November 28, 2006  (the “2006 Proxy Statement”)            Part III

INTRODUCTION
General

This report contains references to years 2006, 2005, 2004, 2003 and 2002, which represent fiscal years ending or ended July 28, 2006, July 29, 2005, July 30, 2004, August 1, 2003, and August 2, 2002, respectively.  All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.

Forward Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which CBRL Group, Inc. (the “Company”) expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those listed in Part I, Item 1A below, all of which are incorporated herein by reference, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” in that portion of the 2006 Annual Report that is incorporated by reference into Part II, Item 7 below or, from time to time, in the Company’s filings with the SEC, press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date.  The Company has no obligation, and does not intend, to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any further disclosures the Company may make on related subjects in its documents filed with or furnished to the SEC or in its other public disclosures.

PART I

ITEM 1. BUSINESS

OVERVIEW

CBRL Group, Inc. (the "Company") is a holding company that, through subsidiaries, is engaged in the operation and development of the Cracker Barrel Old Country Store® and Logan’s Roadhouse® restaurant and retail concepts. The Company was organized under the laws of the state of Tennessee in August 1998 and maintains an Internet website at cbrlgroup.com. We make available free of charge on or through our Internet website our periodic and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

CONCEPTS

Cracker Barrel Old Country Store

Cracker Barrel Old Country Store, Inc. (“Cracker Barrel”), headquartered in Lebanon, Tennessee, through its various affiliates, as of September 29, 2006, operated 544 full-service "country store" restaurants and gift shops in 41 states. Cracker Barrel stores are intended to appeal to both the traveler and the local customer and consistently have been a consumer favorite. During 2006, for the 16th consecutive year, Cracker Barrel was named the “Best Family Dining Restaurant” in the Restaurants & Institutions magazine “Choice in Chains” annual consumer survey. For the 13th consecutive year, Cracker Barrel was ranked as the “Best Restaurant Chain” by Destinations magazine poll. For the 5th consecutive year, Cracker Barrel was named “The Most RV Friendly Sit-Down Restaurant in America” by The Good Sam Club.

Except for Christmas day, when they are closed, and Christmas Eve when they close at 2:00 p.m., Cracker Barrel restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays) and feature home style country cooking from Cracker Barrel’s own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits among other items. The restaurants do not serve alcoholic beverages. The stores are constructed in a trademarked rustic, old country store design with a separate retail area offering a wide variety of decorative and functional items featuring rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods, including various old fashioned candies and jellies among other things. Cracker Barrel offers items for sale in the retail store that are also featured on, or related to, the restaurant menu, such as pies or cornbread and pancake mixes. A typical store will offer approximately 3,000 stock-keeping units (SKU’s) for sale at any one time. The Company believes that Cracker Barrel achieves high retail sales per square foot as compared to mall stores (over $410 per square foot of retail selling space in 2006) both by offering interesting merchandise and by having a significant source of retail customers from its high volume of restaurant customers, an average of over 7,600 per week in an average store in 2006.

Stores are located primarily along interstate highways; however, as of September 29, 2006, 67 stores are located near "tourist destinations" or are considered “off-interstate” stores. In 2007, Cracker Barrel intends to open approximately 75% of its new stores along interstate highways as compared to 100% in 2006. The Company believes it should focus primarily in the near term on available interstate locations where Cracker Barrel both generates and benefits from the greatest brand awareness. Off-interstate locations are expected to complement Cracker Barrel’s efforts to expand the brand in future years. The Company has identified over 500 trade areas for potential future development with characteristics that appear to be consistent with those believed to be necessary to support a successful Cracker Barrel unit.

Logan’s Roadhouse

Logan’s Roadhouse, Inc. (“Logan’s”), headquartered in Nashville, Tennessee, as of September 29, 2006, operated 143 Logan’s restaurants in 17 states. Independent franchisees operated an additional 25 Logan’s restaurants in four states, including three states where there presently are no Company-operated Logan’s restaurants. The Logan’s concept is designed to appeal to a broad range of customers by offering generous portions of moderately-priced, high quality food in a very casual, relaxed dining environment that is lively and entertaining. Logan’s restaurants feature steaks, seafood, ribs and chicken dishes among other items served in a distinctive atmosphere reminiscent of an American roadhouse of the 1930s and 1940s. In addition to local awards received in communities in which Logan’s restaurants operate, in May 2005, Logan’s received the Nation’s Restaurant News Menu Masters Award for “Best Menu Revamp” for its successful introduction of new and improved appetizers and other menu items including several new seafood items.

Logan’s restaurants are open seven days a week, except for Thanksgiving and Christmas Days. Logan’s serves lunch and dinner between the hours of 11:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays) and offers full bar service. The Logan’s menu is designed to appeal to a wide variety of tastes, and emphasizes an assortment of specially seasoned steaks, primarily USDA Choice that are aged and hand-cut on-premises and signature dishes such as baked sweet potatoes and made-from-scratch yeast rolls. The fun atmosphere is enhanced by display cooking of grilled items and buckets of complimentary roasted in-shell peanuts on every table, which guests are encouraged to enjoy and let the shells fall on the floor. Alcoholic beverages represented approximately 9% of Logan’s net sales in 2006.

Strategic Initiatives

As previously announced in the Current Report on Form 8-K filed with the SEC on March 17, 2006, the Company, with the assistance of a financial advisor, undertook a review of its capital structure and other potential initiatives intended to enhance shareholder value (the “Review”).

The Review, to date, has resulted in: 1) the repurchase of 16,750,000 shares of the Company’s common stock at $42.00 per share pursuant to a modified “Dutch Auction” tender offer (the “Tender Offer”); 2) the execution by the Company, effective April 27, 2006, of a $1.25 billion credit facility (the “2006 Credit Facility”) including an $800 million term loan facility, a $200 million delayed-draw term loan facility and a $250 million revolving credit facility; and 3) the draw of $725 million under the term loan facility to finance the Tender Offer and the cancellation of the remaining $75 million under the term loan facility. Simultaneously with the term loan draw, the Company entered into an interest rate swap that fixed the interest rate on a portion of the term loan draw at 5.57% plus the Company’s then current credit spread, or 7.07% based on today’s credit spread, over the 7-year life of the term loan and the interest rate swap. The $200 million delayed-draw term loan facility can be used any time prior to October 27, 2007 to refinance the Company’s 3.0% zero-coupon contingently convertible senior notes (the “Senior Notes”) or for general corporate purposes. The Company, pursuant to the Review, also announced its intention to divest itself of its wholly-owned subsidiary, Logan’s, subject to achieving fair and satisfactory consideration and approval of the Company’s Board of Directors. In the event of a divestiture of Logan’s, the 2006 Credit Facility requires the Company to maintain a maximum specified consolidated total leverage ratio from the closing date of the divestiture and thereafter. This ratio will determine the minimum excess cash that the Company must use to pay down its term loan. The remaining proceeds of that divestiture could be used to repurchase additional CBRL common stock, to reduce debt further and/or for other general corporate purposes.

Standard & Poor’s (“S & P”) issued a “credit watch/negative” notice with respect to the Company’s indebtedness when the Review was disclosed. Subsequently in March 2006, S & P lowered its rating on the Company’s corporate credit and Senior Notes from BBB- to BB+ upon the announcement of the approval of the plan to incur indebtedness and repurchase shares pursuant to the Tender Offer. In May 2006, S & P again lowered the rating on the Senior Notes to B+ reflecting the relatively large amount of secured debt and lowered the rating on the new 2006 Credit Facility to BB while taking the Company off its credit watch. Moody’s Investor Service (“Moody’s”) changed the Company’s outlook to “developing” when the Review was disclosed. Subsequently in March 2006, Moody’s downgraded the Company’s corporate family rating to Ba1 from Baa3, resulting from the Company’s entering into the 2006 Credit Facility. At that time, Moody’s also placed these ratings under review for possible downgrade. Subsequently in April 2006 as a result of the Company’s plan to draw on the 2006 Credit Facility to finance the Tender Offer, Moody’s downgraded the Company’s Senior Notes to Ba3 from Ba1 and the corporate family rating to Ba2 from Ba1, assigned a rating of Ba2 to the 2006 Credit Facility and assigned a stable rating outlook for the Company.

In the event that either or both of the Company’s ratings decline further, the Company may incur an increase in future borrowing costs. Additionally, since the rating from Moody’s declined to Ba3 and the Standard & Poor’s rating declined below BB- each $1 (face value at maturity) Senior Note became convertible into 10.8584 shares of the Company’s common stock (approximately 4.6 million shares in the aggregate). The Company has received verification from the Trustee of the Senior Notes that, as of September 29, 2006, no holders of the Senior Notes have exercised their option to convert. Additionally, the Senior Notes are callable at the Company’s election in the third quarter of the Company’s 2007 fiscal year or putable at the holder’s election at the same time and every fifth anniversary thereafter. The Company has classified the Senior Notes as long-term obligations due to the Company’s intent and ability to refinance these Senior Notes on a long-term basis.

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

Products: Cracker Barrel's restaurant operations, which generated approximately 79% of Cracker Barrel’s total revenue in 2006, offer home-style country cooking featuring Cracker Barrel’s own recipes that emphasize authenticity and quality. The restaurants offer breakfast, lunch and dinner from a moderately priced menu. Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits. Prices for a breakfast meal range from $2.29 to $8.49, and the breakfast day-part (until 11:00 a.m.) accounted for approximately 22% of restaurant sales in 2006, while lunch (11:00 a.m. to 4:00 p.m.) and dinner (4:00 p.m. to close) day-parts reflected approximately 37% and 41% of restaurant sales, respectively, in 2006. Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens. The Company may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu. Lunches and dinners range in price from $3.59 to $12.99. Cracker Barrel’s menu has daily dinner features that showcase a popular dinner entrée for each day of the week. There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest for 2006 was $8.17, which represents a 2.1% increase over prior year.

The retail operations, which generated approximately 21% of Cracker Barrel’s total revenue in 2006, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CDs, cookware, old-fashioned-looking ceramics, figurines, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves, syrups and other food items. The typical Cracker Barrel retail shop features approximately 3,000 SKU’s. Many of the food items are sold under the “Cracker Barrel Old Country Store” brand name. Cracker Barrel offers items for sale in the retail store that also are featured on, or related to, the restaurant menu, such as pies, cornbread and pancake mixes. The Company believes that Cracker Barrel achieves high retail sales per square foot as compared to mall stores (over $410 per square foot of retail selling space in 2006) both by offering appealing merchandise and by having a significant source of retail customers from the high volume of restaurant customers - an average of over 7,600 per week in a typical store in 2006. The substantial majority of sales in the retail area are estimated to be to customers who also are guests in the restaurant.

Product Development and Merchandising: Cracker Barrel maintains a product development department, which develops new and improved menu items in response either to shifts in customer preferences or to create customer interest. Coordinated seasonal promotions are used regularly in the restaurants and retail shops. The Cracker Barrel merchandising department attempts to select merchandise for the retail shop that reinforces the nostalgic theme of the restaurant. In 2006, Cracker Barrel strengthened its exclusive music collection by releasing CDs featuring well-known recording artists Charlie Daniels, Sara Evans and Amy Grant. The “American Music Legends’” series continues to expand with offerings from Johnny Cash, Hank Williams and John Denver. In 2006, Cracker Barrel entered into the second year of a sponsorship agreement with the Grand Ole Opry™, the showcase of country music and, with nearly 80 years on the air, America’s longest running radio program.

Store Management and Quality Controls: Cracker Barrel store management, typically consisting of one general manager, four associate managers and one retail manager, is responsible for an average of 100-120 employees on two shifts. The relative complexity of operating a Cracker Barrel store requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational performance, Cracker Barrel maintains a bonus plan designed to provide store managers with an opportunity to share in the profits of their store. The bonus plan also rewards managers who achieve specific operational targets. To assure that individual stores are operated at a high level of quality, Cracker Barrel emphasizes the selection and training of store managers. It also employs district managers to support individual store managers and regional vice presidents to support individual district managers. A district manager’s individual span of control typically is seven to eight individual restaurants, and regional vice presidents support seven to nine district managers. Each store is assigned to both a restaurant and a retail district manager and each district is assigned to both a restaurant and a retail regional vice president. The various levels of restaurant and retail management work closely together.

The store management recruiting and training program begins with an evaluation and screening process. In addition to multiple interviews and verification of background and experience, Cracker Barrel conducts testing designed to identify those applicants most likely to be best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of seven weeks of in-store training and four weeks of training at Cracker Barrel's corporate facilities. This program allows new managers the opportunity to become familiar with Cracker Barrel operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility. Cracker Barrel provides its managers and hourly employees with ongoing training through its various development courses taught through a blended learning approach, including hands-on, classroom, written and Internet-based training. Each store is equipped with training computers for the Internet-based computer-assisted instruction programs. Additionally, each store typically has an employee training coordinator who oversees training of the store’s hourly employees.

Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to specification, price and other material terms of most food purchases. Cracker Barrel is a party to a prime vendor contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendalville, Indiana; and Ft. Mill, South Carolina. This vendor’s contract currently runs through 2007 with a minimal price increase scheduled in 2007. The contract requires the Company to pay for market fuel prices that exceed certain designated prices. The contract will remain in effect until both parties mutually modify it in writing or until terminated by either Cracker Barrel or the distributor upon 180 days written notice to the other party. Cracker Barrel purchases the majority of its food products and restaurant supplies on a cost-plus basis through this unaffiliated distributor. The distributor is responsible for placing food orders, warehousing and delivering food products to Cracker Barrel’s stores. Deliveries generally are made once per week to the individual stores. Certain perishable food items are purchased locally by Cracker Barrel stores.

Four food categories (beef, dairy (including eggs), pork and poultry) account for the largest shares of Cracker Barrel’s food purchasing expense at approximately 14%, 13%, 12% and 10%, respectively, but each category does include several individual items. The single food item within these categories, accounting for the largest share of Cracker Barrel's food purchasing expense, was chicken tenderloin at approximately 5% of food purchases in 2006. Cracker Barrel purchases its chicken tenderloin through two vendors. Cracker Barrel purchases its beef through nine vendors, pork through ten vendors, and poultry through nine vendors. Dairy and eggs are purchased through numerous vendors including local vendors. Should any food items from these vendors become unavailable, management believes that these food items could be obtained in sufficient quantities from other sources at competitive prices.

The majority of retail items (approximately 72% in 2006) are centrally purchased directly by Cracker Barrel from domestic and international vendors and warehoused at the Company’s owned Lebanon distribution center. The distribution center is a 367,200 square foot warehouse facility with 36 foot ceilings and 170 bays, and includes an additional 13,800 square feet of office and maintenance space. The distribution center fulfills retail item orders generated by Cracker Barrel’s automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line. The contract which currently runs through 2007 with this freight line requires the Company to pay for market fuel prices that exceed certain designated prices. Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly from Cracker Barrel’s vendors to its stores. Approximately 30-33% of Cracker Barrel’s retail purchases in 2006 were directly from vendors in the People’s Republic of China. Cracker Barrel has a relationship with a foreign buying agency to source purchased product, monitor quality control and supplement product development.

Cost and Inventory Controls: Cracker Barrel’s computer systems and various analytical tools are used to evaluate store operating information and provide management with reports to support detection of unusual variances in food costs, labor costs or operating expenses. Management also monitors individual store restaurant and retail sales on a daily basis and closely monitors sales mix, sales trends, operational costs and inventory levels. The information generated by the computer systems, analysis tools and monitoring processes are used to manage the operations of each store, replenish retail inventory levels and to facilitate retail purchasing decisions. These systems and processes also are used in the development of forecasts, budget analyses, and planning.

Guest Satisfaction: Cracker Barrel is committed to providing its guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment, in a way that evokes memories of the past. Cracker Barrel’s commitment to offering guests a quality experience begins with its employees. Its mission statement, “Pleasing People,” embraces guests and employees alike, and the Company’s employees are trained on the importance of that mission in a culture of mutual respect. Cracker Barrel also is committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality. Through the regular use of guest surveys and store visits by its district managers and regional vice presidents, management receives valuable feedback, which it uses in its ongoing efforts to improve the stores and to demonstrate Cracker Barrel’s continuing commitment to pleasing its guests. Cracker Barrel also has for many years had a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up. Cracker Barrel has public notices in its menus, on its website and posted in its restaurants informing customers and employees about how to contact Cracker Barrel by Internet or toll-free telephone number with questions, complaints or concerns regarding services or products. Cracker Barrel conducts training in how to gather information and investigate and resolve customer concerns. This is accompanied by comprehensive training for all store employees on Cracker Barrel’s public accommodations policy and its commitment to "pleasing people." In 2005, the Company implemented an anonymous, unannounced, third-party store testing program, to ensure compliance with its guest satisfaction policies and commitments. In 2006, Cracker Barrel introduced an improved interactive voice response (“IVR”) system to monitor operational performance and guest satisfaction at all stores on an ongoing basis. Cracker Barrel has used an IVR system in the past to monitor the performance of new restaurants and to provide insight into the performance of under-performing stores.

Marketing: Outdoor advertising (i.e., billboards and state department of transportation signs) is the primary advertising medium utilized to reach consumers in the primary trade area for each Cracker Barrel store and also to reach interstate travelers and tourists. Outdoor advertising accounted for approximately 67% of advertising expenditures in 2006, with approximately 1,450 billboards at year-end. In recent years Cracker Barrel has utilized other types of media, such as radio and print, in its core markets to maintain customer awareness, and outside of its core markets to increase brand awareness and to build guest loyalty. Cracker Barrel defines its core markets based on average weekly sales, geographic location, and longevity and brand awareness in the market. Cracker Barrel plans to maintain its overall advertising spending at approximately 2% of Cracker Barrel’s revenues in 2007, as it generally has since 2000. Outdoor advertising is expected to represent approximately half of advertising expenditures in 2007. Cracker Barrel plans to increase radio and media advertising as a percentage of the overall budget as it plans to implement a test of TV advertising. New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume.

Logan’s Roadhouse

Store Format: Logan’s restaurants generally are constructed of rough-hewn cedar siding in combination with bands of corrugated metal outlined in red neon. Interiors are decorated with murals and other artifacts depicting scenes or billboard advertisements reminiscent of American roadhouses of the 1930s and 1940s, with concrete and wooden planked floors and neon signs. The lively, upbeat, friendly, relaxed atmosphere seeks to appeal to families, couples, single adults and business people. The restaurants feature display cooking and an old-fashioned meat counter displaying ribs and hand-cut USDA Choice steaks, and also include a spacious, comfortable bar area. While dining or waiting for a table, guests may eat complimentary roasted in-shell peanuts and toss the shells on the floor. In the waiting area they also may watch as cooks prepare steaks and other entrees on gas-fired mesquite grills. During 2006, Logan’s plans to begin installation of new complimentary jukeboxes in the waiting or bar area of all its restaurants to allow guests to select some of their favorite music. These features are intended to emphasize a welcoming, lively, roadhouse-type environment in order to enhance the differentiation of the concept with consumers. Logan’s has developed, designed and opened one new prototype restaurant that it is testing and expects to open regularly, beginning in 2007.

Products: Beginning in 2004, Logan’s began revamping its menu and expanding its offerings of appetizers and entrees to broaden the appeal of the Logan’s concept, while still offering affordable high-quality steaks. In 2005, Logan’s introduced specialty appetizers, including Smokin’ Hot Grilled Wings, Lightnin’ Hot Shrimp Bucket, and San Antonio Chicken Wraps and new “craveable” entrees and salads including the Onion Brewski’ sirloin (a new signature steak), Santa Fe Tilapia, Southern Fried Catfish, Filet and Grilled Shrimp Combos and Logan’s Kickin’ Chickin’ Salad. The Logan’s dinner menu features an assortment of specially seasoned steaks, primarily USDA Choice that are aged and hand-cut on premises and cooked to order on gas-fired mesquite grills. Guests also may choose from slow-cooked baby back ribs, mesquite-grilled chicken, seafood items and an assortment of hamburgers, salads and sandwiches. All dinner entrees include made-from-scratch yeast rolls and a choice of two side items which include dinner salad, brown sugar and cinnamon sweet potato, baked potato, mashed potatoes, grilled vegetables, fries or other side items at no additional cost. Logan’s express lunch menu provides specially priced items to be served in less than 15 minutes. All lunch salads are served with made-from-scratch yeast rolls, and all lunch sandwiches are served with home-style potato chips. In 2006, lunch and dinner accounted for approximately 35% and 65% of Logan’s sales, respectively. Prices range from $4.99 to $8.99 for lunch items and from $5.59 to $19.99 for dinner entrees. The average check per customer for 2006 was $12.61, including alcoholic beverages, a 2.4% increase from the prior year.

Approximately 9% of Logan’s net sales in 2006 were from alcoholic beverages. In most of its restaurants Logan’s offers a happy hour intended to increase responsible alcohol sales. The happy hour emphasizes responsible alcohol service through training and operational standards. Various price increases were instituted during 2006 and averaged 2.5% for the year.

Product Development: Logan’s employs a full-time Vice President of Menu and Culinary Innovation who is dedicated to enhancing and developing the brand through improved and appealing product offerings. Logan’s tests various new products in an effort to select items with high guest appeal in response to changing customer tastes. In order to maximize operating efficiencies and cost effectively provide fresh ingredients for its food products, purchasing decisions are made by Logan’s corporate management. Management believes that Logan’s has adequate flexibility to meet future shifts in consumer preference on a timely basis.

Restaurant Management and Quality Controls: Logan’s restaurant management typically consists of a general manager, one kitchen manager and two to four assistant managers who are responsible for approximately 80 hourly employees. Each restaurant management team typically is comprised of one to two persons who were promoted into management positions from non-management positions and three to four managers with previous management experience. Each restaurant employs a skilled meat-cutter to cut steaks from USDA choice beef. The general manager of each restaurant is responsible for the day-to-day operations of the restaurant, including maintaining high standards of quality and performance established by Logan’s corporate management. The complexity of operating a Logan’s restaurant requires an effective management team at the individual restaurant level. As a motivation to restaurant managers to increase revenues and operational performance, Logan’s maintains an incentive bonus plan that rewards managers for achieving sales and profit targets as well as key operating cost measures. To assure that individual restaurants are operated at high standards of quality, Logan’s has regional managers to support individual restaurant managers along with one director and two regional vice presidents of operations to support individual regional managers. Each regional manager typically supports five to six individual restaurants. The director of operations supports four regional managers and the regional vice presidents of operations support ten regional managers each. Through regular visits to the restaurants, the regional vice presidents, the director of operations, the regional managers and other senior management ensure that the Logan’s concept, strategy and standards of quality are being adhered to.

Logan’s requires that its restaurant managers have significant experience in the full-service restaurant industry. All new managers are required to complete up to eight weeks of training at a Logan’s restaurant and one week of classroom training conducted at the Logan’s training facility in Nashville. The course emphasizes the Logan’s operating strategy, procedures and standards. Logan’s also has a specialized training program required for managers and hourly service employees on responsible alcohol service.

Purchasing and Distribution: Logan’s strives to obtain consistent high quality ingredients at competitive prices from reliable sources. Logan’s negotiates directly with food vendors as to specifications, price and other material terms of most food purchases. When practical, Logan’s coordinates with the purchasing department at Cracker Barrel to seek possible volume purchases from combined activities. Logan’s purchases the majority of its food products and restaurant supplies on a cost-plus basis through the same unaffiliated distributor that is used by Cracker Barrel. The distributor is responsible for placing food orders and warehousing and delivering food products for Logan’s restaurants. Certain perishable food items are purchased locally by the restaurants.

The single food item accounting for the largest share (approximately 36%) of Logan’s food cost is beef. Steaks are hand-cut on the premises, in contrast to many in the restaurant industry that purchase pre-portioned steaks. Logan’s presently purchases its beef through two supply contracts. Should any beef items from either supplier become unavailable for any reason, management believes that such items could be obtained in sufficient quantities from the other supplier or other sources at competitive prices.

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

Guest Satisfaction: Logan’s is committed to providing its guests prompt, friendly, efficient service, keeping table-to-server ratios low and staffing each restaurant with an experienced management team to ensure attentive guest service and consistent food quality. Through the regular use of marketing research, guest feedback to the managers while in the restaurant and an outsourced guest satisfaction survey program, management receives valuable feedback, which it uses to improve restaurant operations and monitor guest satisfaction. The satisfaction survey program delivers 50-150 guest survey responses per restaurant each month. Each selected guest is invited to take the survey via a random invitation on the guest receipt and receives a discount of $3.00 off their next food purchase. The program allows Logan’s to identify and focus on key drivers of guest satisfaction and monitor long-term trends in guest satisfaction and perception.

Marketing: Logan’s employs an advertising and marketing strategy designed to establish and maintain a high level of name recognition and to attract new customers. Management’s goal is to develop a greater number of restaurants in certain markets to support and enhance the use of television, radio and outdoor advertising. In 2006 Logan’s spent approximately 1.2% of revenues on advertising. In 2004, with changes in Logan's management and the resulting refocus of management priorities on improving the brand and clarifying its media message, Logan’s spent less on advertising. In 2005 and 2006 Logan’s developed and tested a new advertising and marketing program, including new television and radio advertising. Logan’s also engages in a variety of promotional activities, such as contributing personnel, money and complimentary meals to charitable, civic and cultural programs, in order to increase public awareness of Logan’s restaurants. Logan’s also has certain relationships with the National Football League’s Tennessee Titans, including two concession facilities (named “Logan’s Landing”) inside LP Field, the Titans’ Nashville, Tennessee home field and various promotions during and around the games as well as other events, such as home football games for Tennessee State University.

Franchising: Prior to the Company acquiring Logan’s Roadhouse, Inc., Logan’s had entered into certain area development agreements and accompanying franchise agreements. As of September 29, 2006, two franchisees operate 25 Logan’s restaurants in four states, and have rights under the existing agreements, subject to development terms, conditions and timing requirements, to open up to 16 additional locations in those same states plus parts of Nevada. Certain of the agreements have provided for the possible acquisition of the franchise locations in the territory by Logan’s. Management is not currently planning any other franchising initiatives in the near future beyond the current agreements, although Logan’s believes additional franchising could become an opportunity in the future. Logan’s offers no financing, financial guarantees or other financial assistance to its franchisees and has no ownership interest in any franchisee properties or assets.

UNIT DEVELOPMENT

Cracker Barrel opened 21 new stores and closed seven stores in 2006. Cracker Barrel plans to open 19-20 new stores during 2007, one of which already was open as of September 29, 2006.

Logan’s opened 20 new company-operated restaurants and two new franchised restaurants in 2006 and closed three company-operated restaurants in 2006. Due to the uncertain timing of a possible Logan’s divestiture, the Company is not providing Logan’s plans for new restaurant openings in 2007.

Of the 544 Cracker Barrel stores open as of September 29, 2006, the Company owns 391, while the other 153 properties are either ground leases or ground and building leases. The current Cracker Barrel store prototype is approximately 10,000 square feet including approximately 2,100 square feet in the retail selling space. The prototype has 194 seats in the restaurant. Cracker Barrel plans to modify the prototype in 2007 to provide additional seating and operational flexibility.

Of the 168 Logan’s restaurants open as of September 29, 2006, 25 are franchised restaurants. Of the remaining 143 Logan’s restaurants, 69 are owned and 74 are ground leases. The current Logan’s restaurant prototype is approximately 8,200 square feet with 284 seats, including 22 seats at the bar. Logan’s has recently developed and designed a new prototype restaurant, the first of which opened in early 2006. The Company has evaluated the effectiveness and cost of the new prototype and is incorporating changes into a revised design expected to begin to be used in 2007 openings.

EMPLOYEES

As of July 28, 2006, CBRL Group, Inc. employed 31 people, of whom 16 were in advisory and supervisory capacities and 8 were officers of the Company. Cracker Barrel employed approximately 62,000 people, of whom 380 were in advisory and supervisory capacities, 3,266 were in store management positions and 33 were officers. Logan’s employed approximately 12,000 people, of whom 93 were in advisory and supervisory capacities, 686 were in restaurant management positions and 12 were officers. Many restaurant personnel are employed on a part-time basis.

None of the employees of the Company or its subsidiaries are represented by any union, and management considers its employee relations to be good.

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location, and food quality. The Company competes with a number of national and regional restaurant chains as well as locally owned restaurants. The restaurant business is often affected by changes in consumer taste, national, regional, or local economic conditions, traffic patterns, and the type, number, and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company’s restaurants in particular.

RAW MATERIALS SOURCES AND AVAILABILITY

Essential restaurant supplies and raw materials are generally available from several sources. However, in the restaurants, certain branded items are single source products or product lines. Generally, the Company is not dependent upon single sources of supplies or raw materials. The Company’s ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use.

Adequate alternative sources of supply, as well as the ability to adjust menus if needed, are believed to exist for substantially all restaurant products. The Company’s retail supply chain generally involves longer lead-times and, often, more remote sources of product, including the People’s Republic of China, and most of the Company’s retail product is distributed to its stores through a single distribution center. Disruption of the Company’s retail supply chain could be more difficult to overcome, but the Company is evaluating ways to mitigate such disruptions.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a significant impact on the operations of the Company; however, the Company cannot predict the effect of possible future environmental legislation of regulations on its operations.

TRADEMARKS

Cracker Barrel and Logan’s deem the trademarks and service marks owned by them or their affiliates to be of substantial value. Their policy is to obtain federal registration of their trademarks and other intellectual property whenever possible and to pursue vigorously any infringement of trademarks.

RESEARCH AND DEVELOPMENT

While research and development are important to the Company, these expenditures have not been material due to the nature of the restaurant and retail industry.

SEASONAL ASPECTS

Historically, the profits of the Company have been lower in the first three fiscal quarters and highest in the fourth fiscal quarter, which includes much of the summer vacation and travel season. Management attributes these variations primarily to the increase in interstate tourist traffic and propensity to dine out during the summer months, whereas after the school year begins and as the winter months approach, there is a decrease in interstate tourist traffic and less of a tendency to dine out due to inclement weather. The Company’s retail sales historically have been highest in the Company’s second fiscal quarter, which includes the Christmas holiday shopping season.

WORKING CAPITAL

In the restaurant industry, substantially all sales transactions occur either in cash or by third-party credit card. Like most other restaurant companies, the Company is able to, and may often, operate with a working capital deficit. Restaurant inventories purchased through the Company’s principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed through normal trade credit. Because of its retail operations, which have a lower product turnover than the restaurant business, the Company carries larger inventories than many other companies in the restaurant industry. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers. These various trade terms are aided by rapid product turnover of the restaurant inventory. Employee compensation and benefits payable generally may be related to weekly, bi-weekly or semi-monthly pay cycles, and many other operating expenses have normal trade terms.

ITEM 1A. RISK FACTORS

Investing in our securities involves a degree of risk. Persons buying our securities should carefully consider the risks described below and the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the Securities and Exchange Commission, including our consolidated financial statements and accompanying notes. If any of the following risks actually occurs, our business, financial condition, results of operation or cash flows could be materially adversely affected. In any such case, the trading price of our securities could decline and you could lose all or part of your investment. The risks described below are not the only ones facing our company and is not intended to be a complete discussion of all potential risks or uncertainties. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business

Successful divestitures and other strategic transactions are important to our future growth and profitability.

We evaluate potential divestitures, including the possible divestiture of our Logan’s Roadhouse, Inc. subsidiary, and capital structure initiatives as part of our strategic planning process. These transactions involve various inherent risks, including accurately assessing:

•	the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of the business units of our Company;

•	our ability to achieve projected economic and operating plans; unanticipated changes in business, capital markets and economic conditions affecting the business and divestiture initiative; and

•	our ability to complete divestitures on acceptable terms and at or near the prices estimated as attainable by us.

Our credit facility places financial and other restrictions on us.

Our $1.25 billion credit facility that we entered into in connection with our 2006 strategic initiatives imposes financial covenants, including maintaining a minimum defined fixed charge coverage ratio and a maximum defined leverage ratio. In addition, the credit facility limits our ability to make dividend distributions and make certain payments to reduce outstanding indebtedness. The lender’s ongoing obligation to extend credit under the revolving credit portion of the facility will depend upon our compliance with these and other covenants. Indebtedness may have important additional consequences, including placing us at a competitive disadvantage compared to our competitors that may have proportionately less debt, limiting our flexibility in planning for changes in our business and the industry and making us more vulnerable to economic downturns and adverse developments in our business.

Certain economic and business factors specific to the restaurant or retail industries and certain general economic factors that are largely out of our control may adversely affect our results of operations.

Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The full-service dining sector of the restaurant industry and the retail industry are affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer preferences, including changes in consumer tastes and dietary habits and the level of consumer acceptance of our restaurant concepts and retail merchandise, and consumer spending patterns. The performance of individual locations may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns, the price and availability of gasoline and the type, number and location of competing restaurants.

In addition, general or regional economic conditions, such as recessionary economic cycles, a protracted economic slowdown, a worsening economy or industry-wide cost pressures, could affect consumer behavior and spending for restaurant dining occasions or retail merchandise and lead to a decline in sales and earnings. Furthermore, we cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on the economy or consumer confidence in the United States. Any of these events could also affect consumer spending patterns or result in increased costs for us due to security measures.

Unfavorable changes in the above factors or in other business and economic conditions affecting our customers could increase our costs, reduce traffic in some or all of our locations or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse affect on our financial condition and results of operations.

Our business is affected by changes in consumer preferences and discretionary spending.

Our success depends, in part, upon the popularity of our food and retail products. Shifts in consumer preferences away from our restaurants or food or retail items would harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like those that followed the terrorist attacks on the United States on September 11, 2001 and Hurricanes Katrina and Rita in September 2005. In addition, recent increases in fuel and other energy prices could decrease discretionary consumer spending. Any material decline in consumer confidence or the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

Our business is seasonal.

Historically, our highest sales and profits have occurred during the summer. Winter, excluding the Christmas holidays, has historically been the period of lowest sales and profits although retail revenues historically have been seasonally higher between Thanksgiving and Christmas. Therefore, the results of operations for any quarter or period of less than one year cannot be considered indicative of the operating results for a full fiscal year. Additionally, severe weather, storms and similar conditions may affect sales volumes seasonally in some operating regions.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The casual dining sector of the restaurant industry is intensely competitive with respect to pricing, service, location, personnel and type and quality of food, and there are many well-established competitors. We compete within each market with national and regional restaurant chains and locally-owned restaurants. Competition from other restaurant chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources. However, we also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry. We compete primarily on the quality, variety and value perception of menu and retail items, the number and location of restaurants, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs. We anticipate that intense competition will continue with respect to all of these factors. Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away some customers or employees or by aggressive and costly advertising, promotional or hiring practices. We also compete with other restaurant chains and other retail businesses for quality site locations and management and hourly employees, and competitive pressures could affect both the availability and cost of those important resources. If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

Our plans depend significantly on initiatives designed to improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely.

We have had, and expect to continue to have, initiatives in various stages of testing, evaluation, and implementation, upon which we expect to relay to improve our results of operations and financial condition. These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general. It is possible that successful testing can result partially from resources and attention that can’t be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations and financial condition.

We are dependent on attracting and retaining qualified employees while also controlling labor costs.

We are dependent upon the availability of qualified restaurant personnel. Availability of staff varies widely from location to location. If restaurant management and staff turnover trends increase, we could suffer higher direct costs associated with recruiting, training and retaining replacement personnel. Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management changeover and potential delays in new restaurant openings or adverse customer reactions to inadequate customer service levels due to staff shortages. Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruitment and training expense.

Many of our employees are hourly workers whose wages are likely to be affected by an increase in the federal or state minimum wage or changes to the tip credit amount. The tip credit amount is the amount an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes. Proposals have been made, and continue to be made, at federal and state levels to increase minimum wage levels, including changes to the tip credit amount. An increase in the minimum wage may require an increase or create pressure to increase the pay scale for our employees. A shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. A shortage in the labor pool could also cause our restaurants to be required to operate with reduced staff, which could negatively impact our ability to provide adequate service levels to our customers.

We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants, and failure to comply with laws could adversely affect our operating results.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. The failure to obtain and maintain these licenses, permits and approvals could adversely affect our operating results. Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to obtain the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our business.

We are subject to a number of risks relating to federal, state and local regulation of our business that may increase our costs and decrease our profit margins.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938 and the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

We also are subject to rules and regulations, including interpretation thereof, of the IRS and state and local tax authorities that could cause our effective income tax rate and the timing of our payments to be unfavorable and affect our results of operations and financial condition adversely.

Additionally, a number of states restrict highway signage. Since many of our restaurants are located on the interstate highway system, our business is highly related to highway travel. Thus, signage restrictions or loss of existing signage could affect our visibility and ability to attract customers.

We depend on key personnel for our success.

We believe that our success is largely dependent on the abilities and experience of our senior management team. The loss of services of one or more of these senior executives could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies, either of which could have a material adverse effect on us and our results of operations.

The price and availability of food, ingredients and utilities used by our restaurants or merchandise sold in our retail shop could adversely affect our revenues and results of operations.

Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities, retail merchandise, and other related costs over which we may have little control. Fluctuations in economic conditions, weather and demand could adversely affect the availability and cost of our ingredients and products. We require fresh produce, dairy products and meat, and therefore are subject to the risk that shortages or interruptions in supply of these food products could develop. Our operating margins are subject to changes in the price and availability of food commodities. The effect of introduction of or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly impact the supply of those products. We are subject to the general risks of inflation. In addition, possible shortages or interruptions in the supply of food items caused by inclement weather or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy. Our operating margins are also affected by fluctuations in the price of utilities such as natural gas, whether as a result of inflation or otherwise, on which the locations depend for much of their energy supply. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations. In addition, because we provide a moderately-priced product, we may not seek to or be able to pass along price increases to our guests sufficient to offset cost increases.

Our heavy reliance on certain vendors and suppliers could adversely affect our business.

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire specified food and retail products and supplies in sufficient quantities. In some cases, we may have only one supplier for a product or supply. A large part of our retail product is distributed from a single location. Our dependence on single source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations. If any of these vendors are unable to fulfill their obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which would materially harm our business.

Our current insurance may expose us to unexpected costs.

Historically, our insurance coverage has reflected deductibles, self-insured retentions, limits of liability and similar provisions that we believe prudent based on the dispersion of our operations. However, there are types of losses we may incur against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of terrorism and some natural disasters, including floods. If we incur such losses, our business could suffer. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses, including expected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations.

Health concerns and government regulation relating to the consumption of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

Many of the food items on our menu contain beef and chicken. The preferences of our customers toward beef and chicken could be affected by health concerns about the consumption of beef or chicken or negative publicity concerning food quality, illness and injury generally. In recent years there has been negative publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, the bird flu, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken and pork. This negative publicity, as well as any other negative publicity concerning food products we serve, may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. A decrease in guest traffic to our restaurants or change in our mix of products sold as a result of these health concerns either in general or specific to our operations, could materially harm our business.

Unfavorable publicity could harm our business.

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury, adverse health effects (including obesity) or other concerns stemming from one or a limited number of restaurants. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety could have a material adverse effect on our business, financial condition and results of operations.

If we fail to execute our growth strategy, which primarily depends on our ability to open new restaurants that are profitable, our business could suffer.

Historically, one of the most significant means of achieving our growth objectives have been through opening new restaurants and operating those restaurants on a profitable basis. We expect this to continue to be the case in the future. One of our biggest challenges in executing our growth strategy is locating and securing an adequate supply of suitable new restaurant sites. Competition for suitable restaurant sites and operating personnel in our target markets is intense, and we cannot assure you that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period. Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, or drawing a greater than expected proportion of sales in new restaurants from existing restaurants, could materially adversely affect our growth strategy. Our ability to open new restaurants successfully will also depend on numerous other factors, some of which are beyond our control, including, among other items, the following:

   • our ability to hire, train and retain qualified operating personnel;

• our ability to mitigate the effects of uncertain consumer confidence, higher costs for utilities, consumer debt payments, general or regional economic weakness, or weather on our sales and the discretionary income and personal expenditure activity of our customers;

• our ability to control construction and development costs of new restaurants;

• changes in local, state or federal laws and regulations that adversely affect our costs;

• consumer acceptance of our restaurants in new markets;

• road construction and other factors limiting access to the restaurant;

• the cost and availability of capital to fund construction costs and pre-opening expenses;

• our ability to secure required governmental approvals and permits in a timely manner, or at all; and

• acts of God.

Once opened, we anticipate that our new restaurants will generally take several months to reach budgeted or expected operating levels owing to start-up inefficiencies and sales patterns typically associated with new restaurants. We cannot assure you that any restaurant we open will be profitable or obtain operating results similar to those of our existing restaurants.

We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, nor that we will be able to hire or retain the necessary management and operating personnel. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel.

Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets.

Some of our new restaurants will be located in areas where we have existing restaurants. Although we have experience in these markets, increasing the number of locations in these markets may cause us to over-saturate markets and temporarily or permanently divert customers and sales from our existing restaurants, thereby adversely affecting our overall profitability.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

Our annual and quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, some of which are beyond our control, resulting in a decline in the price of our securities.

Our annual and quarterly operating results may fluctuate significantly because of several factors, including:

• increases and decreases in average weekly sales, restaurant and retail sales and restaurant profitability;

• the rate at which we open new locations, the timing of new unit openings and the related high initial operating costs;

• changes in consumer preferences and competitive conditions, including the effects of competitors’ operational, promotional or expansion activities;

• fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs;

• our ability to recruit, train and retain qualified hourly and management employees, and the costs associated with those activities;

• the effects of uncertain consumer confidence, consumer debt payments, general or regional economic weakness, or weather on our sales and the discretionary income or personal expenditure activity of customers;

• general national economic trends and local economic conditions, which could be affected by terrorist activity and government responses thereto, local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters;

• changes in advertising and promotional activities and expansion to new markets;

• negative publicity relating to the consumption of beef, chicken or other products we serve;

• unanticipated increases in infrastructure costs;

• impairment of long-lived assets, and any loss on restaurant closures or impairments;

• changes in interest rates; and

• changes in accounting, tax, regulatory or other rules applicable to our business.

Our quarterly operating results and restaurant and retail sales may fluctuate as a result of any of these or other factors. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our securities could decrease

Obtaining some of our retail merchandise exposes us to risks associated with foreign imports.

Our future operating results as they relate to the retail operations in our Cracker Barrel units depend on products that are or may be manufactured in a number of foreign countries. Because we depend on foreign sourcing for these products, our results of operations may be materially affected by:

-	fluctuating currency exchange rates;

-	foreign government regulations;

-	foreign exchange control regulations;

-	import/export restrictions;

-	foreign economic instability;

-	political instability;

-	disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries;

-
adverse exchange movement of the U.S. dollar versus foreign currency; and tariffs, trade barriers and other trade restrictions by the U.S. government on products or components shipped from foreign sources

Individual restaurant locations are affected by local conditions that could change and affect the carrying value of those locations adversely.

The success of our business depends on the success of individual locations, and the success of individual locations depends on stability of or improvements in operating condition at and around those locations. Changes in highway or roadway traffic patterns, concentrations of general retail or hotel activity, local population densities, increased competition, and local economic conditions are not within our control and can affect local operations adversely, including the carrying value of those locations.

We can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, accounting principles generally accepted in the United States of America (“GAAP”).

Our financial reporting complies with GAAP, and GAAP is subject to change over time. If new rules or interpretations of existing rules require us to change our financial reporting, our results of operations and financial condition could be affected adversely, including requirements to restate historical financial reporting.

Identification of material weakness in internal control may adversely affect our financial results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Those provisions provide for the identification of material weaknesses in internal control. If such a material weakness is identified, it could indicate a lack of controls adequate to generate accurate financial statements. We routinely assess our internal controls, but we cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

We may need additional capital in the future, and it may not be available on acceptable terms.

The development of our business may require significant additional capital in the future to fund our operations and growth strategy, among other activities. We have historically relied upon cash generated by our own operations and lease financing to fund our expansion. We currently maintain a revolving credit facility with a capacity of $250 million, none of which was drawn as of the end of fiscal 2006. We may also need to access the debt and equity capital markets. There can be no assurance, however, that these sources of financing will be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to generate sufficient funds from operations or raise additional capital, our growth could be impeded.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

We own certain common law trademark rights and a number of federal trademark and service mark registrations, including the CRACKER BARREL OLD COUNTRY STORE® and LOGAN’S ROADHOUSE® name and logo, and proprietary rights relating to our methods of operation and certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized use or imitation by others, which could harm our image, brand or competitive position. If we commence litigation to enforce our rights, we will incur significant legal fees.

We are not aware of any assertions that our trademarks or menu offerings infringe upon the proprietary rights of any third parties, but we cannot assure you that third parties will not claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming and distracting for executive management, result in costly litigation, cause changes to existing menu items or delays in introducing new menu items, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

Provisions in our charter, Tennessee law and our shareholder rights plan may discourage potential acquirors of our company, which could adversely affect the value of our securities.

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company. In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders. Also, our shareholder rights plan may inhibit accumulations of substantial amounts of our common stock without the approval of our board of directors.

These provisions, either alone, or in combination with each other, give our current directors and executive officers a substantial ability to influence the outcome of a proposed acquisition of the Company. These provisions would apply even if an acquisition or other significant corporate transaction was considered beneficial by some of our shareholders. If a change in control or change in management is delayed or prevented by these provisions, the market price of our securities could decline.

Risks Particular to our Logan’s Operations

So long as we own Logan’s, that business will be subject to the following additional risks and uncertainties:

We have developed and tested and are now implementing an enhanced restaurant prototype for future expansion, but the prototype has yet to be proven from either an investment or operating standpoint.

We have developed and tested and are now implementing an enhanced restaurant prototype for future expansion of Logan’s. This prototype incorporates changes in size, materials, layout, operational design and aesthetic design elements from our previous restaurant design, and there is no guarantee that this or any future prototypes will be successful. We may need to reduce our rate of development of this prototype or modify our plans by continuing to build our previous restaurant design. An initial version of the enhanced prototype was launched in August 2005. We have made numerous design changes and have identified additional further changes to this prototype as a result of what we have learned from the initial launch and are currently building a second restaurant under this prototype, but we have not yet operated a restaurant under the revised version of the enhanced prototype. The introduction of any new prototypes could result in different average weekly sales and returns on invested capital than we have experienced with our previous restaurant design. Additionally, any changes to our restaurant design and layout could negatively affect the Logan’s brand image.

Failure to comply with alcoholic beverage or food control regulations could lead to the loss of our liquor and food service licenses and, thereby, harm our business.

In 2006, approximately 9% of our total sales from Logan’s company-owned restaurants were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control, and handling, storage and dispensing of alcoholic beverages. In the past, we and our franchisees have been subject to fines for violations of alcoholic beverage control regulations. Any future failure of a restaurant to comply with these regulations and obtain or retain liquor licenses could adversely affect the restaurant’s alcohol and food sales and our overall results of operations.

“Dram shop” litigation may hurt us.

In addition to the general risk of litigation described above, Logan’s also is subject to state and local “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In the past, after allegedly consuming alcoholic beverages at our restaurants, individuals have been killed or injured or have killed or injured third parties. Because a plaintiff may seek punitive damages, which may not be covered by insurance, this type of action could have an adverse impact on our or our franchisee’s financial condition and results of operations. A judgment in such an action significantly in excess of our insurance coverage, or the insurance coverage of one of our franchisees, for any claims could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from any such allegations may materially adversely affect us, our franchisees and our restaurants taken as a whole.

If we fail to comply with federal and state statutes, regulations and rules governing our offer and sale of franchises and our relationship with our franchisees, we may be subject to franchisee-initiated litigation and governmental or judicial fines or sanctions.

We are subject to the Federal Trade Commission and to various state laws that govern the offer and sale of franchises. Additionally, many state laws regulate various aspects of the franchise relationship, including the following:

•   the nature, timing and sufficiency of disclosures to franchisees upon the initiation of the franchisor-potential franchisee relationship;

•   our conduct during the franchisor-franchisee relationship; and

•   renewals and terminations of franchises.

Any past or future failures by us to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in franchisee-initiated lawsuits, a ban or temporary suspension on future franchise sales, civil and administrative penalties or other fines, or require us to make offers of rescission, disgorgement or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by our franchisees based upon alleged violations of these laws. In the case of willful violations, criminal sanctions could be brought against us.

Our franchisees could take actions that could be harmful to our business.

Our franchisees are contractually obligated to operate their restaurants in accordance with Logan’s Roadhouse standards and all applicable laws. Although we attempt to properly train and support franchisees, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our standards, the Logan’s Roadhouse image and reputation could be harmed, which in turn could adversely affect our business and operating results. Further, a franchisee’s inability to remain financially viable could result in its failure to pay various franchise-related fees owed to us. Finally, regardless of the actual validity of such a claim, we may be named as a party in an action relating to, and/or be held liable for, the conduct of our franchisees if it is shown that we exercise a sufficient level of control over a particular franchisee’s operation.

Our development agreements with our franchisees limit our ability to expand in certain markets.

During the term of our current area development agreement with our largest franchisee, CMAC, Inc. (“CMAC”), which expires on March 31, 2007, we are prohibited from operating any company-owned restaurant, or granting a license to any person to operate a restaurant, in North Carolina, South Carolina and Augusta, Georgia. We are also prohibited from operating any company-owned restaurant, or granting a license to any person to operate a restaurant in Northern California and Reno, Nevada pursuant to our area development agreement with L.G. Enterprises, LLC (“L.G. Enterprises”), until December 31, 2008. If these markets experience faster than expected growth in the restaurant industry, and if our franchisees are unable to expand to keep pace with such market growth, our competitive position in these markets could be temporarily or permanently harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located on approximately eight acres of land owned by the Company in Lebanon, Tennessee. The Company uses 10,000 square feet of office space for its corporate headquarters.

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

The Logan's corporate headquarters and training facility are located in approximately 38,500 and 6,000 square feet, respectively, in Nashville, Tennessee, under two leases, both of which expire on February 28, 2015.

In addition to the various corporate facilities, the Company has 29 properties (owned or leased) for future development, a motel used for housing management trainees and for the general public, and ten parcels of excess real property and improvements including four leased property, which the Company intends to dispose of.

In addition to the properties mentioned above, Cracker Barrel and Logan’s own or lease the following store properties as of September 29, 2006:

    State                                           Cracker Barrel                                                 Logan’s                                                   Combined
	Owned	Leased	Owned	Leased	Owned	Leased

Tennessee	35	13	12	5	47	18
Florida	40	14	4	5	44	19
Texas	28	4	13	12	41	16
Georgia	30	8	6	4	36	12
Alabama	17	9	8	5	25	14
Indiana	21	6	6	5	27	11
Ohio	22	9	2	2	24	11
Kentucky	19	9	1	7	20	16
Michigan	13	3	2	13	15	16
Virginia	19	4	6	2	25	6
North Carolina	22	8	-	-	22	8
Illinois	20	2	-	-	20	2
Pennsylvania	9	12	-	1	9	13
South Carolina	13	6	-	-	13	6
Mississippi	8	3	3	3	11	6
Missouri	14	3	-	3	14	6
Louisiana	7	2	3	2	10	4
Arkansas	4	6	1	1	5	7
West Virginia	3	6	1	3	4	9
Arizona	2	7	-	-	2	7
New York	7	1	-	-	7	1
Oklahoma	4	2	1	1	5	3
New Jersey	2	4	-	-	2	4
Kansas	3	1	-	-	3	1
Wisconsin	5	-	-	-	5	-
Colorado	3	1	-	-	3	1
Maryland	3	1	-	-	3	1
Massachusetts	-	4	-	-	-	4
Iowa	3	-	-	-	3	-
New Mexico	2	1	-	-	2	1
Utah	4	-	-	-	4	-
Connecticut	1	1	-	-	1	1
Minnesota	1	-	-	-	1	-
Montana	2	-	-	-	2	-
Nebraska	1	1	-	-	1	1
Delaware	-	1	-	-	-	1
Idaho	1	-	-	-	1	-
New Hampshire	1	-	-	-	1	-
North Dakota	1	-	-	-	1	-
Rhode Island	-	1	-	-	-	1
South Dakota	1	-	-	-	1	-

Total	391	153	69	74	460	227

See "Business-Operations" and "Business-Unit Development" in Item I of this Annual Report on Form 10-K for additional information on the Company's and its subsidiaries’ properties.

ITEM 3. LEGAL PROCEEDINGS

See Note 12 to the Company's Consolidated Financial Statements filed or incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K, which also is incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company, as of September 29, 2006:

Name	Age	Position with Registrant
Michael A. Woodhouse	61	Chairman, President & Chief Executive Officer
Lawrence E. White	56	Senior Vice President, Finance & Chief Financial Officer
N. B. Forrest Shoaf	56	Senior Vice President, Secretary and General Counsel
Edward A. Greene	51	Senior Vice President, Strategic Initiatives
Simon Turner	51	Senior Vice President, Marketing and Innovation and Chief Marketing Officer
Diana S. Wynne	51	Senior Vice President, Corporate Affairs
Patrick A. Scruggs	42	Vice President, Accounting and Tax, & Chief Accounting Officer
G. Thomas Vogel	42	President and Chief Executive Officer of Logan’s Roadhouse, Inc.

    The following information summarizes the business experience of each executive officer of the Company for at least the past five years:

Mr. Woodhouse has been employed by the Company or its subsidiaries in various capacities since 1995. Mr. Woodhouse served the Company as Senior Vice President of Finance and CFO from January 1999 to July 1999, as Executive Vice President and Chief Operating Officer (“COO”) from August 1999 until July 2000, as President and COO from August 2000 until July 2001, and then as President and Chief Executive Officer from August 2001 until November 2004 when he assumed his current positions. Mr. Woodhouse has 22 years of experience in the restaurant industry and 14 years of experience in the retail industry.

Mr. White has been employed by the Company in his current capacity since September 1999. Prior to that, he was Executive Vice President and Chief Financial Officer of Boston Chicken, Inc., where he was part of a new management team brought in during 1998 for an operational and financial turnaround. Mr. White has 19 years of experience in the restaurant industry and 7 years of experience in the retail industry.

Mr. Shoaf began his employment with the Company in April 2005. Prior to that, he was Managing Director of Investment Banking for Avondale Partners, LLC. From 1996-2000, he was a Managing Director of J.C. Bradford and from 2000-2002, a Managing Director in the investment banking group of Morgan Keegan, a Memphis, Tennessee based investment banking firm and head of its Nashville Corporate Finance Office.

Mr. Greene has been employed by the Company in his current capacity since October 2005. From August 1996 to October 2005, he worked for Restaurant Services, Inc., the independent purchasing cooperative which provides supply chain management services for Burger King Corporation and its franchisees, serving most recently as its Vice President, Food and Packaging Purchasing. Mr. Greene began his career with The Pillsbury Company and has over 28 years of combined experience in the restaurant and food processing industries.

Mr. Turner has been employed by the Company in his current capacity since July 2006, following an eight month consultancy. Prior to that he was Chief Executive Officer of Blue Chip Management Consultants Limited (renamed Balancing Blooms Limited in 2004) a United Kingdom registered limited liability company. Mr Turner previously had 19 years of consumer goods and food and beverage marketing experience at Procter & Gamble, The Coca-Cola Company, Unilever and Kimberly-Clark.

Ms. Wynne joined CBRL in January 2006. Prior to that, she was Vice President, Treasury for Blockbuster, Inc. Prior to that she served as Senior Vice President and Treasurer for Metromedia Restaurant Group. Ms. Wynne began her career with Price Waterhouse Coopers and has over 27 years of experience in the restaurant and retail industries.

Mr. Scruggs has been employed by the Company or its subsidiaries in various capacities since 1989. He assumed his current position in 2003. Mr. Scruggs has 17 years of experience in the restaurant and retail industries.

Mr. Vogel joined Logan’s in August 2003. Prior to that, he was employed by Darden Restaurants Inc. since August 1991 serving in various capacities for its Red Lobster concept, including Senior Vice President of Operations, West/Southeast Divisions from June 1999 to August 2003, Vice President of Food and Beverage from November 1997 to June 1999, and Concept Development Director from March 1995 to November 1997. Mr. Vogel has 20 years of experience in the restaurant industry.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol CBRL. There were 12,503 shareholders of record as of September 29, 2006.

The table “Market Price and Dividend Information” contained in the 2006 Annual Report is incorporated herein by this reference. Part III, Item 12 of this Annual Report on Form 10-K is incorporated in this Item of this Report by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended July 28, 2006 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
4/29/06 - 5/26/06 (4)	16,750,000	$42.04	16,750,000	821,081
5/27/06 - 6/23/06	--	--	--	821,081
6/24/06 - 7/28/06	--	--	--	821,081
Total for the quarter	16,750,000	$42.04	16,750,000	821,081

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

(2)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.

(3)	On February 25, 2005, the Company announced a 2,000,000 share common stock repurchase program with no expiration date.

(4)
Shares repurchased during this period were in the Tender Offer disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2006 (filed with the SEC on June 2, 2006) as well as being disclosed in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The table "Selected Financial Data" contained in the 2006 Annual Report is incorporated into this Item of this Report by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS

“Management's Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2006 Annual Report, is incorporated into this Item of this Report by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2006 Annual Report, is incorporated into this Item of this Report by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements (and related footnotes) and Report of Independent Registered Public Accounting Firm, contained in the 2006 Annual Report, are incorporated into this Item of this Report by this reference.

See Quarterly Financial Data (Unaudited) in Note 15 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) promulgated under the Exchange Act). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of July 28, 2006, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended July 28, 2006 in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

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

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Corporate Governance Guidelines, our Financial Code of Ethics, and our Code of Business Conduct and Ethics, all of which may be viewed on our website. They set the tone for our organization and include factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures, which are reviewed, modified and improved as changes occur in business condition and operations. Our disclosure controls and procedures or our internal controls cannot and will not prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of July 28, 2006, based on these criteria.

In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

                                  /s/Michael A. Woodhouse
                                  Michael A. Woodhouse
                                  Chairman, President and Chief Executive Officer

                                  /s/Lawrence E. White
                                  Lawrence E. White
                                  Senior Vice President, Finance and Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to directors of the Company is incorporated into this Item of this Report by this reference to the section entitled "Proposal 1: Election of Directors" in the 2006 Proxy Statement. The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled “Board of Directors and Committees” and "Executive Compensation" in the 2006 Proxy Statement. The matters labeled “Compensation and Stock Option Committee Report” and “Shareholder Return Performance Graph” are not, and shall not be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Stock Ownership of Certain Beneficial Owners and Management" and “Executive Compensation-Equity Compensation Plan Information” in the 2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated into this Item of this Report by this reference to the section entitled "Certain Transactions” in the 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report-What is the Audit Committee’s pre-approval policy and procedure with respect to audit and non-audit services provided by our auditors?” in the 2006 Proxy Statement. No other portion of the section of the 2006 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.
The following Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP of the 2006 Annual Report are included within Exhibit 13 to this Annual Report on Form 10-K and are incorporated into this Item of this Report by this reference:

Report of Independent Registered Public Accounting Firm dated October 3, 2006

Consolidated Balance Sheet as of July 28, 2006 and July 29, 2005

Consolidated Statement of Income for each of the three fiscal years ended July 28, 2006, July 29, 2005 and July 30, 2004

Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years ended July 28, 2006, July 29, 2005 and July 30, 2004

Consolidated Statement of Cash Flows for each of the three fiscal years ended July 28, 2006, July 29, 2005 and July 30, 2004

Notes to Consolidated Financial Statements

2.	All schedules have been omitted since they are either not required or not applicable, or the required information is included in the cnsolidated financial statements or notes thereto.

3.	The exhibits listed in the accompanying Index to Exhibits immediately following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CBRL GROUP, INC.

                                                                 By: /s/ Michael A. Woodhouse
                                               Michael A. Woodhouse
                                      President and Chief Executive Officer

                                                                                                           October 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael A. Woodhouse Michael A. Woodhouse	Chairman, President and Chief Executive Officer	October 2, 2006
/s/ Lawrence E. White Lawrence E. White	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	October 2, 2006
/s/ Patrick A. Scruggs Patrick A. Scruggs	Chief Accounting Officer (Principal Accounting Officer)	October 2, 2006
/s/ James D. Carreker James D. Carreker	Director	October 2, 2006
Robert V. Dale	Director	October 2, 2006
/s/ Richard J. Dobkin Richard J. Dobkin	Director	October 2, 2006
/s/ Robert C. Hilton Robert C. Hilton	Director	October 2, 2006
/s/ Charles E. Jones, Jr. Charles E. Jones, Jr.	Director	October 2, 2006
/s/ B.F. Lowery B.F. Lowery	Director	October 2, 2006
/s/ Martha M. Mitchell Martha M. Mitchell	Director	October 2, 2006
/s/Erik Vonk Erik Vonk	Director	October 2, 2006
/s/ Andrea M. Weiss Andrea M. Weiss	Director	October 2, 2006
/s/ Jimmie D. White Jimmie D. White	Director	October 2, 2006

INDEX TO EXHIBITS

Exhibit

3(a), 4(a)	Charter (1)

3(b), 4(b)	Bylaws (1)

4(c)	Shareholder Rights Agreement dated 9/7/1999 (2)

4(d)	Indenture, dated as of April 3, 2002, among the Company, the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee, relating to the Company’s zero-coupon convertible senior notes (the “Notes”) (3)

4(e)	Form of Certificate for the Notes (included in the LYONS Indenture incorporated by reference as Exhibit 4(d) hereof) (3)

4(f)	Form of Guarantee of the Notes (included in the LYONS Indenture filed as Exhibit 4(d) hereof) (3)

4(g)	First amendment, dated as of June 19, 2002, to the LYONS Indenture (4)

4(h)	Second amendment, dated as of July 30, 2004, to the LYONS Indenture (4)
4(i)	Third amendment, dated as of December 31, 2004, to the LYONS Indenture (5)

4(j)	Fourth amendment, dated as of January 28, 2005, to the LYONS Indenture (6)

4(k),10(a)	Credit Agreement dated as of April 27, 2006 among CBRL Group, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent (7)

10(b)	Lease dated 8/27/1981 for lease of Macon, Georgia store between Cracker Barrel Old Country Store, Inc. and B. F. Lowery, a director of the Company (8)
10(c)	The Company's Amended and Restated Stock Option Plan, as amended (9)

10(d)	The Company’s 2000 Non-Executive Stock Option Plan (10)

10(e)	The Company's 1989 Non-Employee Director's Stock Option Plan, as amended (11)

10(f)	The Company's Non-Qualified Savings Plan (12)

10(g)	The Company's Deferred Compensation Plan (8)

10(h)	The Company’s 2002 Omnibus Incentive Compensation Plan (“Omnibus Plan”) (13)

10(i)	Amendment No. 1 to Omnibus Plan (12)

10(j)	Form of Restricted Stock Award (12)

10(k)	Form of Stock Option Award under the Amended and Restated Stock Option Plan (12)

10(l)	Form of Stock Option Award under the Omnibus Plan (12)

10(m)	Executive Employment Agreement dated as of August 1, 2005 between Michael A. Woodhouse and the Company (12)

10(n)	Change-in-control Agreement for Lawrence E. White dated 10/13/1999 (9)

10(o)	Change-in-control Agreement for N.B. Forrest Shoaf dated 5/12/2005 (12)

10(p)	Change-in-control Agreement for Norman J. Hill dated 10/13/1999 (10)

10(q)	Change-in-control Agreement for Tom Vogel dated October 3, 2003 (13)

10(r)	Change-in-control Agreement for Patrick A. Scruggs dated October 13, 1999 (13)

10(s)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 21 Cracker Barrel Old Country Store® sites (14)

10(t)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc (“Lessee”) for lease of 9 Cracker Barrel Old Country Store® sites*

10(u)	Master Lease dated July 31, 2000 between Country Stores Property II, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 23 Cracker Barrel Old Country Store® sites*

10(v)	Master Lease dated July 31, 2000 between Country Stores Property III, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 12 Cracker Barrel Old Country Store® sites*

10(w)	2005 Long-Term Incentive Plan (15)

10(x)	2005 Annual Bonus Plan (15)

10(y)	2006 LTI Plan (16)

10(z)	CBRL Group, Inc. Targeted Retention Plan (16)

10(aa)	CBRL Group, Inc. Stock Ownership Achievement Incentive Plan (16)

10(bb)	2006 Annual Bonus Plan (16)

10(cc)	Summary of Executive Officer and Director Compensation (16)

10(dd)	Form of Mid-Term Incentive and Retention Plan Award Notice (12)

10(ee)	Success Plan (incorporated herein by this reference to Exhibit 99.D.12 to Schedule TO-I filed with the SEC on March 31, 2006) (7)

10(ff)	Form of Success Award (incorporated herein by this reference to Exhibit 99.D.13 to Schedule TO-I filed with the SEC on March 31, 2006) (7)

10 (gg)	2007 Annual Bonus Plan (17)

10(hh)	2007 Mid-term Incentive and Retention Plan (17)

10(ii)	Severance Benefits Policy (17)

10(jj)	Change-in-control Agreement for Simon Turner dated 8/14/06 (18)

10(kk)	Change-in-control Agreement for Diana Wynne dated 6/22/06

10(ll)	Change-in-control Agreement for Ed Greene dated 6/22/06

10(mm)	CBRL Group, Inc. Severance Benefits Policy (17)

13	Pertinent portions of the Company's 2006 Annual Report to Shareholders that are incorporated by reference into this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*Document not filed because essentially identical in terms and conditions to Exhibit 10(t).

(1)	Incorporated by reference to the Company's Registration Statement on Form S_4/A under the Securities Act of 1933 (“Securities Act”) (File No. 333_62469).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K under the Securities Exchange Act of 1934 (“Exchange Act”), filed September 21, 1999.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended May 3, 2002.
(4)	Incorporated by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A under the Exchange Act for the fiscal year ended July 30, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended January 28, 2005.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K under the Exchange Act filed on February 2, 2005.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended April 28, 2006.
(8)	Incorporated by reference to the Company's Registration Statement on Form S_7 under the Securities Act (File No. 2_74266).
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 30, 1999.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 2002.
(11)	Incorporated by reference to the Cracker Barrel Old Country Store, Inc. Annual Report on Form 10_K under the Exchange Act for the fiscal year ended August 2, 1991 (File No. 0_7536).
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 29, 2005.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 1, 2003.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 28, 2000.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended October 29, 2004.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 1, 2005.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 1, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 15, 2006.