Form 10-Q
period 2006-10-27
CBRL GROUP INC
filed 2006-12-06
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

                            (Mark One)

  [X]  Quarterly Report Pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 27, 2006

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
(Zip Code)

615-443-9869
(Registrant’s Telephonember, Including Area Code)

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

    Yes                  No    X

31,338,682 Shares of Common Stock
Outstanding as of November 24, 2006

CBRL GROUP, INC.

FORM 10-Q
For the Quarter Ended October 27, 2006

INDEX

PART I.	FINANCIAL INFORMATION	Page

	Item 1
	• Condensed Consolidated Financial Statements (Unaudited)
	a) Condensed Consolidated Balance Statement of Income for the Quarters Ended October 27, 2006	3

	b) Condensed Consolidated Statement of Income for the Quarters Ended October 27, 2006 and October 28, 2005	4

	c) Condensed Consolidated Statement of Cash Flows for the Quarters Ended October 27, 2006 and October 28, 2005	5

	d) Notes to Condensed Consolidated Financial Statements	6

	Item 2
	• Mangement's Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3
	• Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4
	• Controls and Procedures	24

PART II.	OTHER INFORMATION

	Item 1A
	• Risk Factors	25

	Item 4
	• Submission of Matters to Vote a Security Holders	25

	Item 6
	• Exhibits	25

SIGNATURES		26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CBRL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)
(Unaudited)

	October 27, 2006	July 28, 2006*
ASSETS
Current assets:
Cash and cash equivalents	$73,103	$87,830
Property held for sale	3,527	3,127
Receivables	10,686	11,434
Inventories	144,309	128,303
Prepaid expenses	11,328	4,395
Deferred income taxes	19,670	17,519
Current assets of discontinued operations (Note 15)	412,062	401,222
Total current assets	674,685	653,830

Property and equipment	1,437,299	1,415,374
Less: Accumulated depreciation and amortization of capital leases	445,289	432,870
Property and equipment - net	992,010	982,504

Other assets	46,702	44,963

Total assets	$1,713,397	$1,681,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,123	$70,944
Taxes withheld and accrued	26,478	30,905
Other accrued expenses	149,756	148,923
Current maturities of long-term debt and other long-term obligations	8,098	8,116
Current liabilities of discontinued operations (Note 15)	77,934	71,645
Total current liabilities	331,389	330,533

Long-term debt (Note 12)	910,931	911,464
Other long-term obligations	149,591	137,018

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock - 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock - 400,000,000 shares of $.01 par
value authorized; at October 27, 2006, 31,188,584
shares issued and outstanding and at July 28, 2006,
30,926,906 shares issued and outstanding	312	309
Additional paid-in capital	15,462	4,257
Accumulated other comprehensive loss (Note 10)	(11,584)	(4,529)
Retained earnings	317,296	302,245
Total shareholders’ equity	321,486	302,282

Total liabilities and shareholders’ equity	$1,713,397	$1,681,297

See notes to unaudited condensed consolidated financial statements.
* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 28, 2006, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2006.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended
	October 27, 2006	October 28, 2005
Total revenue	$558,263	$535,485

Cost of goods sold	172,856	166,612
Gross profit	385,407	368,873

Labor and other related expenses	212,174	204,418
Other store operating expenses	97,722	95,184
Store operating income	75,511	69,271

General and administrative expenses	37,260	33,062
Operating income	38,251	36,209

Interest expense	15,177	2,487
Interest income	598	--
Income before income taxes	23,672	33,722

Provision for income taxes	8,510	11,668
Income from continuing operations	15,162	22,054
Income from discontinued operations, net of taxes of $3,940 and $1,941, respectively (see Note 15)	4,265	3,668
Net income	$19,427	$25,722

Basic net income per share (see Note 6):
Income from continuing operations	$0.49	$0.47
Income from discontinued operations	$0.14	$0.08
Net income per share	$0.63	$0.55

Diluted net income per share (see Note 6):
Income from continuing operations	$0.45	$0.44
Income from discontinued operations	$0.12	$0.07
Net income per share	$0.57	$0.51

Weighted average shares (see Note 6):
Basic	30,996,700	46,672,202
Diluted	36,011,802	51,836,594

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	October 27, 2006	October 28, 2005

Cash flows from operating activities:
Net income	$19,427	$25,722
Net income from discontinued operations, net of tax	(4,265)	(3,668)
Adjustments to reconcile net income to net cash provided by
operating activities of continuing operations:
Depreciation and amortization	13,723	13,556
Loss on disposition of property and equipment	292	669
Accretion on zero-coupon contingently convertible senior notes	1,467	1,423
Share-based compensation	2,645	3,655
Excess tax benefit from share-based compensation	(877)	(522)
Changes in assets and liabilities:
Inventories	(16,006)	(22,902)
Prepaid expenses	(6,933)	(3,240)
Accounts payable	(1,821)	(3,179)
Taxes withheld and accrued	(4,427)	(76)
Income taxes payable	2,577	5,376
Accrued employee compensation	968	(11,497)
Other current assets and other current liabilities	(2,354)	256
Other assets and other long-term liabilities	(168)	843
Net cash provided by operating activities of continuing operations	4,248	6,416

Cash flows from investing activities:
Purchase of property and equipment	(23,707)	(23,095)
Proceeds from insurance recoveries	91	-
Proceeds from sale of property and equipment	79	36
Net cash used in investing activities of continuing operations	(23,537)	(23,059)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	331,200
Principal payments under long-term debt and other
long-term obligations	(2,035)	(308,753)
Proceeds from exercise of stock options	7,686	2,298
Excess tax benefit from share-based compensation	877	522
Dividends on common stock	(4,020)	(5,592)
Net cash provided by financing activities of continuing operations	2,508	19,675

Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	12,871	10,300
Net cash used in investing activities of discontinued operations	(10,817)	(11,693)
Net cash provided by (used in) discontinued operations	2,054	(1,393)

Net (decrease) increase in cash and cash equivalents	(14,727)	1,639
Cash and cash equivalents, beginning of period	87,830	15,577
Cash and cash equivalents, end of period	$73,103	$17,216

Supplemental disclosures of cash flow information:
Cash paid during the three months for:
Interest, net of amounts capitalized	$14,778	$606
Income taxes	$6,638	$7,275

See notes to unaudited condensed consolidated financial statements.

CBRL  GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1. Condensed Consolidated Financial Statements
    The condensed consolidated balance sheets as of October 27, 2006 and July 28, 2006 and the related condensed consolidated statements of income and cash flows for the quarters ended October 27, 2006 and October 28, 2005, have been prepared by CBRL Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit. The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept and the Logan’s Roadhouse® (“Logan’s”) restaurant concept. On October 12, 2006, the Company’s Board of Directors approved the terms under which management was authorized to negotiate an agreement to sell Logan’s (see Notes 15 and 16). As a result, Logan’s is presented as discontinued operations in the accompanying condensed consolidated financial statements. The definitive agreement subsequently was entered into and announced on October 30, 2006. In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made. The results of operations for any interim period are not necessarily indicative of results for the full year.

    These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 28, 2006 (the “2006 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2006 Form 10-K.

    References in these Notes to the Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted. Certain reclassifications have been made in the 2006 condensed consolidated financial statements to present Logan’s as discontinued operations. These reclassifications have no effect on the Company’s net income or financial position as previously reported.

2. Summary of Significant Accounting Policies

    The significant accounting policies of the Company are included in the 2006 Form 10-K. During the quarter ended October 27, 2006, there were no significant changes to those accounting policies.

3. Share-Based Compensation

    Effective July 30, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments. Share-based compensation includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of July 29, 2005. Share-based compensation totaled approximately $1,883 and $762 for stock options and nonvested stock, respectively, for the first quarter of fiscal 2007. Included in these totals are share-based compensation from continuing operations of $1,820 and $1,242 and from discontinued operations of $63 and $(480) for stock options and nonvested stock, respectively. Share-based compensation totaled approximately $2,800 and $855 for stock options and nonvested stock, respectively, for the first quarter of fiscal 2006. See the discussion below regarding stock option and nonvested stock expenses reversed in the first quarter of 2007 related to discontinued operations. Share-based compensation is recorded in general and administrative expenses for continuing operations.

    The Company has four share-based compensation plans for employees and non-employee directors, which authorize the granting of stock options, nonvested stock, and other types of awards consistent with the purpose of the plans (see Notes 8 and 9 in the 2006 Form 10-K).

    In October 2006, following the Board of Directors’ approval as discussed in Note 1 concerning the sale of Logan’s, the Company modified certain share-based compensation awards for eleven employees of Logan’s. These employees would have forfeited these unvested awards upon Logan’s divestiture due to the performance and/or service conditions of the awards not being met. The modification of these awards consisted of the cancellation of the Mid-Term Incentive Retention Plans (“MTIRP”) and nonvested stock grants for these employees and the concurrent grant of cash replacement awards for the cancelled awards. No replacement awards for these employees’ stock options were given and thus, the unvested stock options will be forfeited upon the completion of the Logan’s divestiture. In accordance with SFAS No. 123R, if a company modifies an award that is not expected to vest, the previously accrued compensation cost for the award is reversed and no compensation cost is recorded for the award. Total compensation cost reversed in the first quarter of 2007 related to these awards is approximately $101 for stock options and $559 for nonvested stock awards and is recorded as discontinued operations in the accompanying condensed consolidated financial statements. The cash replacement awards for the 2005 and 2006 MTIRP awards retain their original vesting terms and vest on August 3, 2007 and August 4, 2008, respectively. The cash replacement awards of the nonvested stock grants retain their original vesting terms and vest on various dates between August 2007 and February 2011. Compensation cost for these modified awards will be recognized by Logan’s over the remaining vesting period of the awards.

4. Seasonality

    Historically, the net income of the Company has been lower in the first three quarters of each year and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season. The Company also expects to open additional new locations throughout the year. Therefore, the results of operations for the quarter ended October 27, 2006 cannot be considered indicative of the operating results for the entire year.

5. Inventories

    Inventories from continuing operations were comprised of the following at:

	October 27, 2006	July 28, 2006

Retail	$111,643	$97,799
Restaurant	17,902	16,463
Supplies	14,764	14,041
Total	$144,309	$128,303

6. Consolidated Income From Continuing Operations Per Share and Weighted Average Shares

    Basic consolidated income from continuing operations per share is computed by dividing consolidated income from continuing operations available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated income from continuing operations per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. Additionally, diluted consolidated income from continuing operations per share is calculated excluding the after-tax interest and financing expenses associated with the Senior Notes since these Senior

Notes are treated as if converted into common stock (See Notes 4 and 6 to the Company’s Consolidated Financial Statements included in the 2006 Form 10-K). The Company’s Senior Notes, outstanding employee and director stock options, nonvested stock, and stock awards issued by the Company represent the only dilutive effects on income from continuing operations per share. The following table reconciles the components of the diluted income from continuing operations per share computations:

	Quarter Ended
	October 27, 2006	October 28, 2005

Income from continuing operations per share numerator:
Income from continuing operations	$15,162	$22,054
Add: Interest and loan acquisition costs associated with Senior Notes, net of related tax effects	1,125	931
Income from continuing operations available to common shareholders	$16,287	$22,985

Income from continuing operations per share denominator:
Weighted average shares outstanding for basic income from continuing operations per share	30,996,700	46,672,202
Add potential dilution:
Senior Notes	4,582,788	4,582,788
Stock options, nonvested stock and stock awards	432,314	581,604
Weighted average shares outstanding for diluted income from continuing operations per share	36,011,802	51,836,594

7. Segment Reporting

    Cracker Barrel units represent a single, integrated operation with two related and substantially integrated product lines. The operating expenses of the restaurant and retail product line of a Cracker Barrel unit are shared and are indistinguishable in many respects. The chief operating decision-maker reviews operating results for both restaurant and retail operations on a combined basis. Accordingly, the Company manages its business on the basis of one reportable operating segment. As a result of approving an agreement to sell Logan’s, the operations of Logan’s are reported as discontinued operations (see Note 15) and have been excluded from segment reporting.

    All of the Company’s operations are located within the United States. The following data are presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” for all periods presented.

	Quarter Ended
	October 27, 2006	October 28, 2006
Net sales in Company-owned stores from continuing operations
Restaurant	$442,327	$426,645
Retail	115,936	108,840
Total revenue	$558,263	$535,485

8. Impairment of Long-lived Assets

    Property and Equipment

    In accordance with SFAS No. 144 “Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store by store basis. In addition, the recoverability test considers the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying value or fair value less costs to sell. The Company recorded no impairment losses in the quarters ended October 27, 2006 and October 28, 2005.

    Goodwill

    At least annually the Company assesses the recoverability of goodwill and other intangible assets. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the second quarter ended January 27, 2006, and concluded at that time that there was no indication of impairment. This annual assessment is performed in the second quarter of each year. Additionally, an assessment is performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company does not believe that any such events or changes in circumstances have occurred since the annual assessment performed in the second quarter ended January 27, 2006. The Company’s goodwill relates to Logan’s and is presented as current assets of discontinued operations in the accompanying condensed consolidated balance sheet.

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

    The Company is a member of a class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/Mastermoney Antitrust litigation settlement became final on June 1, 2005. The settlement provides $3,050,000 in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. The Company expects to receive $1,551 ($850 after taxes and third party collection fees) as its share of the proceeds from the settlement for continuing operations. The Company believes this settlement represents an indeterminate mix of loss recovery and gain contingency and therefore believes the application of a gain contingency model is the appropriate model to use for the entire amount of expected proceeds. Therefore, the Company has excluded the expected settlement proceeds from recognition in the condensed consolidated financial statements for the quarter ended October 27, 2006. At the time the settlement amount and timing is reasonably certain, the Company will record such gain contingency. The Company expects this to occur in the second quarter of 2007.

    The Company was contingently liable pursuant to standby letters of credit as credit guarantees primarily related to insurers. As of October 27, 2006, the Company had $47,591 of standby letters of credit related primarily to securing reserved claims under workers' compensation and general liability insurance. All standby letters of credit are renewable annually and reduce the Company’s availability under its $250,000 revolving credit facility.

    The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party and a second operating lease that has been sublet to a third party. The operating leases have remaining lives of approximately 6.9 and 11 years, with annual lease payments of approximately $361 and $100, respectively. Under the assigned lease the Company’s performance is only required if the assignee fails to perform his obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee. Under the sublease the Company’s performance is only required if the sublessee fails to perform its obligations as lessee. In the first quarter of 2007, the Company has a remaining liability of $691 in the accompanying Condensed Consolidated Balance Sheet for estimated amounts to be paid in case of non-performance by the sublessee.

10. Shareholders’ Equity

    During the quarter ended October 27, 2006, the Company received proceeds of $7,686 from the exercise of stock options on 261,678 shares of its common stock. During the quarter ended October 27, 2006, the Company did not make any share repurchases.

    During the quarter ended October 27, 2006, the Company paid a dividend of $0.13 per common share on August 8, 2006 (declared on May 25, 2006). The Company declared a dividend of $0.14 per common share on September 21, 2006 that was paid on November 8, 2006 in the amount of $4,363.

    During the quarter ended October 27, 2006, the unrealized loss, net of tax, on the Company’s interest rate swap increased by $7,055 to $11,584 and is recognized in accumulated other comprehensive loss.

    During the quarter ended October 27, 2006, total share-based compensation was $2,645 and the excess tax benefit from share-based compensation was $877.

11. Comprehensive Income

	October 27, 2006	October 28, 2005

Net income	$19,427	$25,722
Other comprehensive loss: Change in fair value of interest rate swap , net of tax	(7,055)	--
Total comprehensive income	$12,372	$25,722

12. Debt

    Long-term debt consisted of the following at:

	October 27, 2006	July 28, 2006

Term Loan B
Payable $2,000 per quarter with the remainder due on April 27, 2013	$721,000	$723,000
3.0% Zero-Coupon Contingently convertible Senior Notes payable on or before April 2, 2032	197,931	196,464
	918,931	919,464
Current maturities of Term Loan B	(8,000)	(8,000)
Long-term debt	$910,931	$911,464

    Effective April 27, 2006, the Company entered into a $1,250,000 credit facility (the “2006 Credit Facility”) that consisted of up to $1,000,000 in term loans with a scheduled maturity date of April 27, 2013 and a $250,000 revolving credit facility expiring April 27, 2011. The 2006 Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio as specified in the agreement and maintenance of minimum interest coverage ratios. As of October 27, 2006, the Company is in compliance with all debt covenants.

    Subject to there being no events of default, covenants under the 2006 Credit Facility permits the Company to declare and pay cash dividends to its stockholders as long as the Company has at least $100,000 available under its Revolving Credit Facility and the aggregate amount of such dividends paid during any fiscal year would be less than 15% of Consolidated EBITDA from continuing operations, as defined, for the fiscal year immediately preceding the fiscal year in which such dividend is paid. Additionally, the Company may increase its regular quarterly cash dividend in any fiscal quarter by an amount not to exceed the greater of $.01 of 10% of the amount of the regular quarterly cash dividend paid in the prior fiscal quarter.

13. Derivative Instruments and Hedging Activities

    The Company accounts for its interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of this interest rate swap liability was $17,960 at October 27, 2006 and is included in other long-term obligations. The offset to the interest rate swap liability is in accumulated other comprehensive loss, net of the deferred tax asset. Cash flows related to the interest rate swap are included in operating activities.

14. Compensatory Plans and Arrangements

    In connection with the Company’s announced strategic review, the Company’s Compensation and Stock Option Committee of the Board of Directors approved, pursuant to the Company’s 2002 Omnibus Incentive Compensation Plan, the “2006 Success Plan” for certain officers of the Company. During the first quarter of 2007, the Company recorded expense of $585 for this plan as general and administrative expenses from continuing operations and $586 related to CBRL Group officers and $206 related to Logan’s officers as discontinued operations on the accompanying condensed consolidated statement of income. The maximum amount payable under the 2006 Success Plan is $6,647 by CBRL Group and $1,168 by Logan’s. The amounts payable under the 2006 Success Plan will become earned and payable six months after the completion of Logan’s divestiture. During the third and fourth quarters of 2006, the Company recorded expense of $511 and $676 for this plan as general and administrative expenses from continuing operations and $512 and $675 related to CBRL Group officers and $180 and $237 related to Logan’s officers as discontinued operations, respectively.

15. Disposition of Logan’s

    On October 12, 2006, the Company’s Board of Directors approved, within specified parameters, the terms and provisions of a stock purchase agreement (the “Stock Purchase Agreement”) with LRI Holdings, Inc. (“LRI”) to divest Logan’s and authorized management to complete, and, subject to the receipt of written confirmation that the consideration to be received in the divestiture was fair to the Company from a financial perspective, thereafter, to execute and deliver the Stock Purchase Agreement. Therefore, the Company believes that Logan’s met the criteria for classification as discontinued operations on October 12, 2006. The decision to sell Logan’s was the result of the Company’s decision to focus on the Cracker Barrel restaurant and retail concept and to increase shareholder value. The divestiture was completed on December 6, 2006. (See Note 16).

    The Company has reported the results of operations of Logan’s as discontinued operations, which consist of the following:

	Quarter Ended
	October 27, 2006	October 28, 2005

Revenues	$110,638	$97,872

Income before provision for income taxes from discontinued operations	8,205	5,609
Provision for income taxes	3,940	1,941
Net income from discontinued operations	$4,265	$3,668

    In accordance with Emerging Issues Task Force Issue No. 93-17 “Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation”, the provision for income taxes for the first quarter of 2007 includes a deferred tax expense, with a related liability, of $1,429 for the basis difference between book and tax.

    In addition, the assets and liabilities of Logan’s are aggregated and disclosed as current assets and current liabilities in the condensed consolidated balance sheets as follows:

	October 27, 2006	July 28, 2006

Cash and cash equivalents	$3,363	$1,732
Property held for sale	--	1,589
Receivables	5,191	3,194
Inventories	9,198	9,874
Prepaid expenses	2,732	1,601
Property and equipment, net	295,785	287,580
Goodwill	93,725	93,725
Other assets	2,068	1,927
Current assets of discontinued operations	$412,062	$401,222

Accounts payable	$12,485	$12,901
Other accrued expenses	29,922	23,891
Other long-term obligations	12,484	11,790
Deferred income taxes	23,043	23,063
Current liabilities of discontinued operations	$77,934	$71,645

16. Subsequent Event

    On October 30, 2006, the Company entered into the Stock Purchase Agreement that was approved by the Company’s Board of Directors on October 12, 2006. Pursuant to the terms of the Stock Purchase Agreement, Logan’s has been sold to LRI. Total consideration in the transaction is approximately $486 million, subject to customary post-closing adjustments, for working capital, indebtedness and capital expenditures. This amount includes the gross proceeds from a real estate sale-leaseback transaction closed on December 1, 2006, the proceeds of which were distributed to the Company in satisfaction of intercompany indebtedness. The sale/leaseback consideration also included retention by the Company of three Logan’s restaurant locations at which certain real estate matters precluded their being included in the sale/leaseback at this time. Until these three properties can be sold, CBRL will lease them to Logan’s under terms and conditions consistent with the sale-leaseback transaction. The expected net proceeds to the Company after payment of taxes and expenses associated with the divestiture transaction are approximately $385 million, plus retention of the three Logan’s properties. The Company expects that the net cash proceeds will be used in a combination of share repurchases and debt reduction, including a modified Dutch Auction tender offer for up to $250 million and open market share repurchases of an additional $100 million, and, including cash balances on hand, debt reduction of $75 million.

17. Recent Accounting Pronouncements Not Yet Adopted

    In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption in the first quarter of 2008.

    In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 and cannot yet determine the impact of its adoption.

    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB 108 and cannot yet determine the impact of its adoption.

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

    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2006 (the “2006 Form 10-K”). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which CBRL Group, Inc. (the “Company”) expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology.

    The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2006 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” on pages 19-23 of this Form 10-Q or, from time to time, in the Company’s filings with the SEC, press releases and other communications.

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

Results of Operations

    The following table highlights operating results by percentage relationships to total revenue for the quarter ended October 27, 2006 as compared to the same period a year ago:

	Quarter Ended
	October 27, 2006	October 28, 2005

Total revenue	100.0%	100.0%

Cost of goods sold	31.0	31.1
Gross profit	69.0	68.9

Labor and other related expenses	38.0	38.2
Other store operating expenses	17.5	17.8
Store operating income	13.5	12.9

General and administrative expenses	6.6	6.1
Operating income	6.9	6.8

Interest expense	2.8	0.5
Interest income	0.1	--
Income before income taxes	4.2	6.3

Provision for income taxes	1.5	2.2

Income from continuing operations	2.7	4.1

Income from discontinued operations net of taxes	0.8	0.7

Net income	3.5%	4.8%

    The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter ended October 27, 2006 as compared to the same period a year ago:

	Quarter Ended
	October 27, 2006	October 28, 2005

Net sales:
Cracker Barrel restaurant	79.2%	79.7%
Cracker Barrel retail	20.8	20.3
Total revenue	100.0%	100.0%

    The following table highlights the units in operation and units added for the quarter ended October 27, 2006 as compared to the same period a year ago:

	Quarter Ended
	October 27, 2006	October 28, 2006

Cracker Barrel:
Open at beginning of period	543	529
Opened during period	5	8
Open at end of period	548	537

    Average unit volumes include sales of all stores and are measured on comparable calendar weeks in the prior year. The following table highlights average unit volumes for the quarter ended October 27, 2006 as compared to the same period a year ago for continuing operations:

	Quarter Ended
	October 27, 2006	October 28, 2005

Cracker Barrel
Net sales:
Restaurant	$812.6	$799.4
Retail	213.0	204.0
Total net sales	$1,025.6	$1,003.4

Total Revenue

    Total revenue for the first quarter of 2007 increased 4.3% compared to last year’s first quarter. For the quarter, Cracker Barrel comparable store restaurant sales increased 1.4% and comparable store retail sales increased 4.4% resulting in a combined comparable store sales (total net sales) increase of 2.0%. The comparable store restaurant sales increase consisted of a 1.2% average check increase for the quarter (including 0.9% average menu price increase) and a 0.2% guest traffic increase. The comparable store retail sales increase is due to positive guest traffic and an increase in guest spending from last year. The Company believes that lower gasoline prices were a contributing factor in the increase in guest spending. The Company also believes that its retail merchandise selection, particularly for seasonal merchandise, is more appealing than last year. Furthermore, the Company did not experience any lost operating days due to hurricanes during the first quarter of 2007. During the first quarter of 2006, the Company lost approximately 243 store operating days due to closings for hurricane damage and related power outages, but certain stores that operated without disruption realized higher sales from hurricane evacuee traffic.

Cost of Goods Sold

    Cost of goods sold as a percentage of total revenue for the first quarter of 2007 decreased to 31.0% from 31.1% in the first quarter of last year. The decrease was due to higher menu pricing, lower food waste, and higher initial mark-ons of retail merchandise versus the prior year, partially offset by higher commodity costs, higher markdowns of retail merchandise and a shift in the mix of sales versus prior year from restaurant sales toward retail sales, the latter of which typically have a higher cost of sales.

Labor and Other Related Expenses

    Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue decreased to 38.0% in the first quarter this year from 38.2% last year. The decrease was due to lower group health and workers compensation costs offset by higher store management and related bonus costs versus prior year and the non-recurrence of hurricane-related labor expenses.

Other Store Operating Expenses

    Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses. Other store operating expenses as a percentage of total revenue decreased to 17.5% in the first quarter of 2007 from 17.8% in the first quarter of last year. The decrease was due to lower advertising and maintenance expenses as a percent of revenue and the non-recurrence of hurricane-related costs.

General and Administrative Expenses

    General and administrative expenses as a percentage of total revenue increased to 6.6% in the first quarter of 2007 as compared to 6.1% in the first quarter of last year. The increase was due to an increase in bonus accruals and manager meeting expense versus the prior year. The increase in the bonus accruals reflected better performance against financial objectives in the first quarter of 2007 versus prior year and the declaration and payment of discretionary bonuses for certain executives in the first quarter of 2007, as well as certain bonus plans established in the second half of 2006 related to strategic initiatives. The increase in the manager meeting expense in the first quarter of 2007 is due to the prior year’s meeting being cancelled due to the hurricanes in the first quarter of 2006.

Interest Expense

    Interest expense as a percentage of total revenue increased to 2.8% in the first quarter of 2007 as compared to 0.5% in the first quarter of last year. The increase in interest expense was due to the Company’s third quarter 2006 recapitalization and corresponding higher debt levels.

Provision for Income Taxes

    The provision for income taxes as a percent of pre-tax income was 35.9% in the first quarter of 2007 and was slightly higher than last year’s first quarter due to the expiration of certain tax credits on December 31, 2005 that have not been re-enacted into law.

Liquidity and Capital Resources

    The Company's operating activities from continuing operations provided net cash of $4,248 for the quarter ended October 27, 2006, which represented a decrease from the $6,416 provided during the same period a year ago. This decrease was due to lower net income from continuing operations, related to higher interest expense attributable to the Company’s recapitalization, decreases in taxes withheld and accrued and increases in prepaid expenses. These decreases were partially offset by an increase this year compared with a decrease last year in accrued employee compensation, a smaller increase in inventories, and a smaller decrease in accounts payable than the previous year. The change in accounts payable was primarily due to the timing of payments this year compared with the timing of payments last year.

    Excluding the current assets and liabilities of discontinued operations, the Company had positive working capital of $9,168 at October 27, 2006 versus negative working capital of $6,280 at July 28, 2006. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time. The change in working capital compared with July 28, 2006, reflected higher inventories, prepaid expenses, and deferred income tax assets partially offset by lower cash and cash equivalents and receivables.

    Capital expenditures were $23,707 for the quarter ended October 27, 2006 as compared to $23,095 during the same period a year ago. Construction of new locations accounted for most of the expenditures. Capitalized interest, excluding Logan’s, was $212 for the quarter ended October 27, 2006, as compared to $95 for the quarter ended October 28, 2005. This difference was due to higher interest rates versus the same period a year ago. The Company estimates that its capital expenditures (purchase of property and equipment) for 2007 will be up to $105,000 (excluding capital expenditures for Logan’s), most of which will be related to the acquisition of sites and construction of 19 new Cracker Barrel stores and openings that will occur during 2007, as well as for acquisition and construction costs for locations to be opened in 2008.

    In October 2006, the Company’s Board of Directors approved an agreement to sell Logan’s. The sale was completed on December 6, 2006. Total consideration in the transaction was approximately $486 million. The Company expects that the net cash proceeds will be used in a combination of share repurchases and debt reduction, including a modified Dutch Auction tender offer for up to $250 million and open market share repurchases of an additional $100 million, and, including cash balances on hand, debt reduction of $75 million.

    During the quarter ended October 27, 2006, the Company did not make any share repurchases. As of October 27, 2006, the Company had 821,081 shares remaining under repurchase authorizations previously in effect at the end of 2005. The Company has not determined when it expects to repurchase the remaining 821,081 shares authorized; this matter will be reviewed in connection with the timing and amount of proceeds from the divestiture of Logan’s. The Company’s principal criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by the Company’s debt covenants under the 2006 Credit Facility.

    During the first quarter of 2007, the Company received proceeds of $7,686 from the exercise of stock options on 261,678 shares of its common stock. During the quarter, the Company paid a dividend of $0.13 per common share on August 8, 2006 (declared on May 25, 2006). The Company declared a dividend of $0.14 per common share on September 21, 2006 that was paid on November 8, 2006 in the amount of $4,363.

    The Company's internally generated cash and cash generated by option exercises, along with cash at October 27, 2006, the Company’s availability under the 2006 Credit Facility and its real estate operating lease arrangements, were sufficient to finance all of its growth, dividend payment and working capital needs in the first quarter of 2007.

    Management believes that cash at October 27, 2006, along with cash proceeds from the Logan’s divestiture transaction, cash generated from the Company’s operating activities, stock option exercises and available borrowings under the 2006 Credit Facility, will be sufficient to finance its continued operations, its remaining share repurchase authorizations (including the expected tender offer), its continued expansion plans, its expected refinancing of its senior convertible notes, its principal payments on its debt and its dividend payments through 2007. At October 27, 2006, the Company had $202,409 available under its revolving credit facility.

    Subject to there being no events of default, covenants under the 2006 Credit Facility permits the Company to declare and pay cash dividends to its stockholders as long as the Company has at least $100,000 available under its Revolving Credit Facility and the aggregate amount of such dividends paid during any fiscal year would be less than 15% of Consolidated EBITDA from continuing operations, as defined, for the fiscal year immediately preceding the fiscal year in which such dividend is paid. Additionally, the Company may increase its regular quarterly cash dividend in any fiscal quarter by an amount not to exceed the greater of $.01 of 10% of the amount of the regular quarterly cash dividend paid in the prior fiscal quarter.

Recent Accounting Pronouncements Not Yet Adopted

    In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption in the first quarter of 2008.

    In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 and cannot yet determine the impact of its adoption.

    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB 108 and cannot yet determine the impact of its adoption.

Critical Accounting Policies and Estimates

    The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Consolidated Financial Statements contained in the 2006 Form 10-K). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

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

    Goodwill

    In addition, at least annually the Company assesses the recoverability of goodwill. The impairment tests require the Company to estimate fair values of its related reporting units by making assumptions regarding future cash flows and other factors. This valuation may reflect, among other things, such external factors as capital market valuation for public companies comparable to the operating unit. If these assumptions change in the future, the Company may be required to record material impairment charges for these assets. The Company performed its annual assessment in the quarter ending January 27, 2006, and concluded at that time that there was no indication of impairment. This annual assessment is performed in the second quarter of each year. Additionally, an assessment is performed between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s goodwill relates to Logan’s and is presented as current assets of discontinued operations in the accompanying condensed consolidated balance sheet.

Insurance Reserves

    The Company self-insures a significant portion of its expected workers’ compensation, general liability and health insurance claims. The Company has purchased insurance for individual claims that exceed $500 and $1,000 for certain coverages since 2004. Since 2004, the Company elected not to purchase such insurance for its primary group health program, but its offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program. The Company records a liability for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company’s third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual, actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on the actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. From time to time the Company has performed limited scope interim updates of its actuarial studies to verify and/or modify its reserves. The Company records a liability for its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by the Company’s third-party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  Unanticipated changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

Inventory Shrinkage

    Cost of goods sold includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods. This estimate is consistent with Cracker Barrel's historical practice in all periods shown. Actual shrinkage recorded upon physical inventory counts may produce materially different amounts of shrinkage than estimated by the Company for the first quarter ended on October 27, 2006.

Tax Provision

    The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on current tax laws, the best available information at the time of the provision and historical experience. The Company files its income tax returns many months after its year-end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company’s consolidated financial statements and its consolidated financial position (see Note 10 to the Consolidated Financial Statements contained in the 2006 Form 10-K).

Unredeemed Gift Cards and Certificates

    Unredeemed gift cards and certificates represent a liability of the Company related to unearned income and are recorded at their expected redemption value. No revenue is recognized in connection with the point-of-sale transaction when gift cards or gift certificates are sold. For those states that exempt gift cards and certificates from their escheat laws, the Company makes estimates of the ultimate unredeemed (“breakage”) gift cards and certificates in the period of the original sale and amortizes this breakage over the redemption period that other gift cards and certificates historically have been redeemed by reducing its liability and recording revenue accordingly. For those states that do not exempt gift cards and certificates from their escheat laws, the Company records breakage in the period that gift cards and certificates are remitted to the state and reduces its liability accordingly. Any amounts remitted to states under escheat laws reduce the Company’s deferred revenue liability and have no effect on revenue or expense while any amounts permitted by the state escheat laws to be retained by the Company for administrative costs are recorded as revenue. Changes in redemption behavior or management's judgments regarding redemption trends in the future may produce materially different amounts of deferred revenue to be reported. If gift cards and certificates that have been removed from the liability are later redeemed, the Company recognizes revenue and reduces the liability as it would with any redemption. Additionally, the initial reduction to the liability would be reversed to offset the redemption.

Share-Based Compensation

    In accordance with SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises or grants of nonvested shares.  The fair value of each option award granted subsequent to the adoption of SFAS No. 123R on July 29, 2005 has been estimated on the date of grant using a binomial lattice-based option valuation model. This model incorporates the following ranges of assumptions:

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

Legal Proceedings

    The Company and its subsidiaries are parties to various legal and regulatory proceedings and claims incidental to its business. In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position. The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss. These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

    The Company is a member of a class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/Mastermoney Antitrust litigation settlement became final on June 1, 2005. The settlement provides $3,050,000 in compensatory relief by Visa and MasterCard to be funded over a fixed period of time to respective Settlement Funds. The Company expects to receive 1,551 ($850 after taxes and third party collection fees) as its share of the proceeds from the settlement for continuing operations. The Company believes this settlement represents an indeterminate mix of loss recovery and gain contingency and therefore believes the application of a gain contingency model is the appropriate model to use for the entire amount of expected proceeds. Therefore, the Company decided to exclude the expected settlement proceeds from recognition in the condensed consolidated financial statements for the quarter ended October 27,

 2006. At the time the settlement amount and timing is reasonably certain, the Company will record such gain contingency. The Company expects this to occur in the second quarter of 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Part II, Item 7A of the 2006 Form 10-K is incorporated in this item of this Quarterly Report by this reference. There have been no material changes in the quantitative and qualitative market risks of the Company since July 28, 2006.

Item 4. Controls and Procedures

    The Company’s management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of October 27, 2006, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

    There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 27, 2006 in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

          There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of the Company’s 2006 Form 10-K for
          the year ended July 28, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Although no items were submitted to a vote of security holders during the quarter ended October 27, 2006, the annual meeting of shareholders (the “Annual Meeting”) was held on November 28, 2006.

(b)
Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act; there was no solicitation in opposition to management’s nominees and all of management’s nominees were elected. Each director is elected to serve for a 1-year term and until his or her successor is elected and qualified.

     (c)        The following sets forth the results of voting on each matter at the Annual Meeting:

              Proposal 1 - Election of Directors.

	FOR	WITHHOLD AUTHORITY

James D. Carreker	27,959,575	433,568
Robert V. Dale	27,489,070	904,073
Richard J. Dobkin	27,721,134	672,009
Robert C. Hilton	27,493,548	899,595
Charles E. Jones, Jr.	27,902,546	490,597
B. F. “Jack” Lowery	27,301,546	1,091,597
Martha M. Mitchell	26,590,682	1,802,461
Erik Vonk	27,702,899	690,244
Andrea M. Weiss	28,031,624	361,519
Jimmie D. White	26,479,133	1,914,010
Michael A. Woodhouse	27,492,563	900,580

             Proposal 2 - To approve the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

Votes cast for	27,760,54
Votes cast against	604,939
Votes cast to abstain	27,660

Item 6.     Exhibits

           See Exhibit Index immediately following the signature page hereto.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRL GROUP, INC.

    Date:   December 6, 2006                                                       By:  /s/ Lawrence E. White
                              Lawrence E. White, Senior Vice President, Finance
                                  and Chief Financial Officer

    Date:   December 6, 2006                        By:  /s/ Patrick A. Scruggs
                                Patrick A. Scruggs, Vice President, Accounting and Tax
                                    and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	CBRL Group, Inc. FY 2007 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2006 and filed with the Commission on August 1, 2006)

10.2
CBRL Group, Inc. FY 2007 Mid-Term Incentive and Retention Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 27, 2006 and filed with the Commission on August 1, 2006)

10.3	CBRL Group, Inc. Severance Policy (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2006 and filed with the Commission on August 1, 2006)

10.4	Severance Agreement with David L. Gilbert (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 14, 2006 and filed with the Commission on August 15, 2006)

10.5	Retention Agreement for Douglas E. Barber (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 14, 2006 and filed with the Commission on August 15, 2006)

10.6	Retention Agreement for Terry A. Maxwell (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 14, 2006 and filed with the Commission on August 15, 2006)

10.7	Retention Agreement for Simon Turner (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated August 14, 2006 and filed with the Commission on August 15, 2006)

10.8
Changes to or adoption of Compensatory Plans and Arrangements described in the Company’s Current Report on Form 8-K dated and filed with the Commission on October 18, 1006 and incorporated herein by this reference

10.9
Stock Purchase Agreement dated October 30, 2006 between CBRL Group, Inc. and LRI Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 30, 2006 and filed with the Commission on November 3, 2006)

10.10
Agreement for Purchase and Sale between Logan’s Roadhouse, Inc., as Seller and Wachovia Development Corporation, or its assigns, as Buyer, dated October 30, 3006 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 30, 2006 and filed with the Commission on November 3, 2006)

10.11	Agreement for Purchase and Sale between Logan’s Roadhouse, Inc., as Seller and Trustreet Properties, Inc., or its assigns, as Buyer dated October 30, 2006*

10.12	Agreement for Purchase and Sale between Logan’s Roadhouse, Inc., as Seller and National Retail Properties, Inc., or its assigns, as Buyer, dated October 30, 2006*

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

    *Document not filed because substantially identical to Exhibit 10.10.