Form 10-Q
period 2007-01-26
CBRL GROUP INC
filed 2007-03-02
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 26, 2007

or

 ☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

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

Yes  X         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☒      Accelerated filer  ☐          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

25,186,108 Shares of Common Stock
Outstanding as of February 23, 2007

CBRL GROUP, INC.

FORM 10-Q

For the Quarter Ended January 26, 2007

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1
• Condensed Financial Statements (unaudited)
a) Condensed Consolidated Balance Sheet as of January 26, 2007
and July 28, 2006	3

b) Condensed Consolidated Statement of Income for the Quarters and Six
Months Ended January 26, 2007 and January 27, 2006	4

c) Condensed Consolidated Statement of Cash Flows for the Six Months
Ended January 26, 2007 and January 27, 2006	5

d) Notes to Condensed Consolidated Financial Statements	6

Item 2
• Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3
• Quantitative and Qualitative Disclosures About Market Risk	28

Item 4
• Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A
• Risk Factors	29

Item 2
• Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4
• Submission of Matters to a Vote of Security Holders	30

Item 6
• Exhibits	30

SIGNATURES	31

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CBRL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	January 26,	July 28,
	2007	2006*
ASSETS
Current assets:
Cash and cash equivalents	$258,401	$87,830
Property held for sale	5,915	3,127
Receivables	11,598	11,434
Inventories	114,922	128,303
Prepaid expenses	9,725	4,395
Deferred income taxes	17,108	17,519
Current assets of discontinued operations (Note 18)	--	401,222
Total current assets	417,669	653,830

Property and equipment	1,459,277	1,415,374
Less: Accumulated depreciation and amortization of capital leases	457,004	432,870
Property and equipment - net	1,002,273	982,504

Other assets	46,312	44,963

Total assets	$1,466,254	$1,681,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,351	$70,944
Taxes withheld and accrued	24,799	30,905
Income taxes payable	63,498	21,381
Deferred revenues	34,034	18,847
Other accrued expenses	107,454	108,695
Current maturities of long-term debt and other long-term obligations	7,233	8,116
Current liabilities of discontinued operations (Note 18)	--	71,645
Total current liabilities	293,369	330,533

Long-term debt (Note 15)	836,438	911,464
Other long-term obligations	143,758	137,018

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock - 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock - 400,000,000 shares of $.01 par value authorized;
26,129,641 shares issued and outstanding at January 26, 2007,
and 30,926,906 shares issued and outstanding at July 28, 2006	261	309
Additional paid-in capital	--	4,257
Accumulated other comprehensive loss (Note 12)	(7,200)	(4,529)
Retained earnings	199,628	302,245
Total shareholders’ equity	192,689	302,282

Total liabilities and shareholders’ equity	$1,466,254	$1,681,297

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 28, 2006, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2006.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006

Total revenue	$612,134	$586,741	$1,170,397	$1,122,226

Cost of goods sold	210,352	200,226	383,208	366,838
Gross profit	401,782	386,515	787,189	755,388

Labor and other related expenses	219,594	208,222	431,768	412,640
Other store operating expenses	105,932	99,942	203,654	195,126
Impairment charges	--	3,705	--	3,705
Store operating income	76,256	74,646	151,767	143,917

General and administrative expenses	34,022	31,921	71,282	64,983
Operating income	42,234	42,725	80,485	78,934

Interest expense	14,609	2,319	29,786	4,806
Interest income	3,857	93	4,455	93
Income before income taxes	31,482	40,499	55,154	74,221

Provision for income taxes	10,981	13,790	19,491	25,458
Income from continuing operations	20,501	26,709	35,663	48,763
Income from discontinued operations, net of tax (See Note 18)	82,011	4,088	86,276	7,756

Net income	$102,512	$30,797	$121,939	$56,519

Basic net income per share:
Income from continuing operations (See Note 6)	$0.66	$0.57	$1.14	$1.04
Income from discontinued operations	$2.66	$0.09	$2.76	$0.17
Net income per share	$3.32	$0.66	$3.90	$1.21

Diluted net income per share:
Income from continuing operations (See Note 6)	$0.60	$0.53	$1.05	$0.98
Income from discontinued operations	$2.28	$0.08	$2.38	$0.15
Net income per share	$2.88	$0.61	$3.43	$1.13
Weighted average shares (See Note 6):
Basic	30,839,209	46,782,140	31,226,657	46,727,171
Diluted	36,016,304	51,843,383	36,204,862	51,839,989

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 26, 2007	January 27, 2006

Cash flows from operating activities:
Net income	$121,939	$56,519
Income from discontinued operations, net of tax	(86,276)	(7,756)
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Depreciation and amortization	28,017	27,560
Loss on disposition of property and equipment	1,304	1,242
Impairment	--	3,705
Accretion on zero-coupon contingently convertible senior notes	2,934	2,845
Share-based compensation	7,285	6,976
Excess tax benefit from share-based compensation	(1,947)	(2,890)
Changes in assets and liabilities:
Inventories	13,381	9,071
Accounts payable	(14,593)	(33,119)
Taxes withheld and accrued	(6,106)	(3,998)
Income taxes payable	32,273	(7,660)
Deferred gift card revenues	15,187	11,545
Other current assets and other current liabilities	(5,667)	(13,469)
Other long-term assets and liabilities	1,510	1,829
Net cash provided by operating activities of continuing operations	109,241	52,400

Cash flows from investing activities:
Purchase of property and equipment	(47,000)	(44,950)
Proceeds from sale of property and equipment	1,636	103
Proceeds from insurance recoveries	91	--
Proceeds from sale of Logan’s	267,262	--
Net cash provided by (used in) investing activities of continuing operations	221,989	(44,847)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	518,000
Principal payments under long-term debt and other
long-term obligations	(78,863)	(524,605)
Proceeds from exercise of stock options	20,171	13,594
Excess tax benefit from share-based compensation	1,947	2,890
Purchases and retirement of common stock	(250,142)	--
Dividends on common stock	(8,464)	(11,746)
Net cash used in financing activities of continuing operations	(315,351)	(1,867)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities of discontinued operations	(32,716)	23,922
Net cash provided by (used in) investing activities of discontinued operations	187,408	(28,105)
Net cash provided by (used in) discontinued operations	154,692	(4,183)

Net increase in cash and cash equivalents	170,571	1,503

Cash and cash equivalents, beginning of period	87,830	15,577
Cash and cash equivalents, end of period	$258,401	$17,080

Supplemental disclosures of cash flow information:
Cash paid during the six months for:
Interest, net of amounts capitalized	$26,873	$1,502
Income taxes	$27,956	$35,337
See notes to unaudited condensed consolidated financial statements.

CBRL  GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1.   Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of January 26, 2007 and July 28, 2006 and the related condensed consolidated statements of income and cash flows for the quarters and/or six-month periods ended January 26, 2007 and January 27, 2006, have been prepared by CBRL Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit. The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept. In October 2006, the Company entered into an agreement to sell its wholly-owned subsidiary Logan’s Roadhouse® (“Logan’s”). On December 6, 2006, the sale was closed (see Note 18). As a result, Logan’s is presented as discontinued operations in the accompanying condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

2.   Summary of Significant Accounting Policies

The significant accounting policies of the Company are included in the 2006 Form 10-K. During the quarter ended January 26, 2007, there were no significant changes to those accounting policies.

3.   Shared-Based Compensation

Effective July 30, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments. Share-based compensation includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of July 29, 2005. For the quarter and six-month period ended January 26, 2007, share-based compensation was $1,599 and $3,482, respectively, for stock options and $3,041 and $3,803, respectively, for nonvested stock. Included in these totals are share-based compensation from continuing operations for the quarter and six-month period ended January 26, 2007 of $1,596 and $3,416, respectively, for stock options and $3,041 and $4,283, respectively, for nonvested stock.

For the quarter and six-month period ended January 27, 2006, share-based compensation was $2,353 and $5,153, respectively, for stock options and $968 and $1,823, respectively, for nonvested stock. Included in these totals are share-based compensation from continuing operations for the quarter and six-month period ended January 27, 2006 of $2,016 and $4,481, respectively, for stock options and $849 and $1,647, respectively, for nonvested stock. Share-based compensation is recorded in general and administrative expenses for continuing operations.

During the second quarter of 2007, the Company recognized additional compensation expense of $1,731 for retirement eligible employees under its Mid Term Incentive and Retention Plans (“MTIRP”). In accordance with SFAS No. 123R, compensation expense is recognized to the date on which retirement eligibility is achieved, if shorter than the vesting period.

4.   Seasonality

Historically, the net income of the Company typically has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. Additionally, 2007 will include an additional week, which results in 53 weeks for the fiscal year. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season. The Company also generally opens additional new locations throughout the year. Therefore, the results of operations for the quarter or six-month period ended January 26, 2007 are not necessarily indicative of the operating results for the entire year.

5.   Inventories

Inventories from continuing operations were comprised of the following at:

	January 26, 2007	July 28, 2006

Retail	$81,893	$97,799
Restaurant	17,802	16,463
Supplies	15,227	14,041
Total	$114,922	$128,303

6.   Consolidated Income From Continuing Operations Per Share and Weighted Average Shares

Basic consolidated income from continuing operations per share is computed by dividing consolidated income from continuing operations available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated income from continuing operations per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. Additionally, diluted consolidated income from continuing operations per share is calculated excluding the after-tax interest and financing expenses associated with the Senior Notes since these Senior Notes are treated as if converted into common stock (See Notes 4 and 6 to the Company’s Consolidated Financial Statements included in the 2006 Form 10-K). The Company’s Senior Notes, outstanding employee and director stock options, nonvested stock and stock awards issued by the Company represent the only dilutive effects on income from continuing operations per share. The following table reconciles the components of the diluted income from continuing operations per share computations:

	Quarter Ended		Six Months Ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006

Income from continuing operations per share numerator:
Income from continuing operations	$20,501	$26,709	$35,663	$48,763
Add: Interest and loan acquisition costs associated with Senior Notes, net of related tax effects	1,376	938	2,316	1,869
Income from continuing operations available to common shareholders	$21,877	$27,647	$37,979	$50,632

Income from continuing operations per share denominator:
Weighted average shares outstanding for basic income from continuing operations per share	30,839,209	46,782,140	31,226,657	46,727,171
Add Potential Dilution:
Senior Notes	4,582,788	4,582,788	4,582,788	4,582,788
Stock options, nonvested stock and stock awards	594,307	478,455	395,417	530,030
Weighted average shares outstanding for diluted income from continuing operations per share	36,016,304	51,843,383	36,204,862	51,839,989

7.   Segment Reporting

    Cracker Barrel units represent a single, integrated operation with two related and substantially integrated product lines. The operating expenses of the restaurant and retail product lines of a Cracker Barrel unit are shared and are indistinguishable in many respects. The chief operating decision-maker reviews operating results for both restaurant and retail operations on a combined basis. Accordingly, the Company manages it business on the basis of one reportable operating segment. As stated in Note 1, on December 6, 2006, the Company sold Logan’s. As a result, the operations of Logan’s are reported as discontinued operations (see Note 18) and have been excluded from segment reporting.

    All of the Company’s operations are located within the United States. The following data are presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” for all periods presented:

	Quarter Ended		Six Months Ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006

Revenue from continuing operations:
Restaurant	$447,782	$434,431	$890,109	$861,076
Retail	164,352	152,310	280,288	261,150
Total revenue from continuing operations	$612,134	$586,741	$1,170,397	$1,122,226

8.  Impairment of Long-lived Assets

Property and Equipment

    In accordance with SFAS No. 144 “Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store by store basis. In addition, the recoverability test considers the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value. Assets held for sale, if any, are reported at the lower of carrying amount or fair value less costs to sell. The Company recorded no impairment losses in the six months ended January 26, 2007. During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan’s restaurants, which resulted in impairment charges of $6,765. Of this total, $3,705 is included as impairment charges in continuing operations and $3,060 is included in discontinued operations in the accompanying condensed consolidated statement of income and statement of cash flow. These impairments were recorded based upon the lower of individual unit carrying amount or fair value. At January 27, 2006, the impaired locations were classified as held and used and the carrying amount of the assets for the closed stores totaled $10,461. These restaurants were closed early in the third quarter 2006, at which time they were then classified as held for sale.

9.   Formation of Subsidiary

    In November 2006, the Company formed Gun Barrel Road Logan’s Inc. (“GBRL”), a Tennessee corporation and wholly-owned subsidiary of CBRL, for the purpose of holding the assets comprising three Logan’s properties retained by the Company that are leased back to Logan’s. These properties were excluded from Logan’s sale-leaseback transaction, which was completed just prior to the divestiture of Logan’s, due to certain real estate matters. These three properties were transferred from Logan’s as a dividend to the Company, which then contributed the properties in order to capitalize GBRL. GBRL’s operations will consist only of the collection of the rent on these three properties until such time as these properties are sold.

10.   Commitments and Contingencies

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

    The Company is contingently liable pursuant to standby letters of credit as credit guarantees primarily related to insurers. As of January 26, 2007, the Company had $43,952 of standby letters of credit related primarily to securing reserved claims under workers' compensation and general liability insurance. All standby letters of credit are renewable annually and reduce the Company’s availability under its $250,000 revolving credit facility.

    The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party and a second operating lease that has been sublet to a third party. The operating leases have remaining lives of approximately 6.7 and 10.8 years, with annual lease payments of approximately $361 and $102, respectively. Under the assigned lease the Company’s performance is required only if the assignee fails to perform its obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee. Under the sublease, the Company’s performance is only required if the sublessee fails to perform its obligations as lessee. In the second quarter of 2007, the Company has a remaining liability of $657 in the accompanying condensed consolidated balance sheet for estimated amounts to be paid in case of non-performance by the sublessee.

    As of December 2006, the Company has reaffirmed its guarantee of the lease payments for two Logan’s restaurants. The operating leases have remaining lives of 4.9 and 13.2 years with annual payments of approximately $94 and $98, respectively. The Company’s performance is only required if Logan’s fails to perform its obligations as lessee. At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by Logan’s.

    In connection with the divestiture of Logan’s and Logan’s sale-leaseback transaction, the Company is a party to various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs. The Company believes that the probability of being required to make any indemnification payments is remote. Therefore, no provision has been recorded for any potential indemnification payments in the accompanying condensed consolidated balance sheet.

11.   Litigation Settlement

    The Company was a member of a plaintiff class of a settled lawsuit against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”). The Visa Check/Mastermoney Antitrust litigation settlement became final on June 1, 2005. Because the Company believed this settlement represented an indeterminate mix of loss recovery and gain contingency, the Company could not record the expected settlement proceeds until the settlement amount and timing were reasonably certain. During the second quarter of 2007, the Company received its share of the proceeds, which was $1,318, and recorded the amount of the proceeds as a gain that is included in other store operating expenses in the accompanying condensed consolidated statement of income.

12.   Shareholders’ Equity

    During the six-month period ended January 26, 2007, the Company received proceeds of $20,171 from the exercise of stock options on 637,509 shares of its common stock. During the six-month period ended January 26, 2007, the Company did not make any share repurchases, except pursuant to its modified “Dutch Auction” tender offer as described in Note 14.

    During the six-month period ended January 26, 2007, the Company paid dividends of $0.13 and $0.14 per common share on August 8, 2006 and on November 8, 2006, respectively. The Company also declared a dividend of $0.14 per common share that was paid on February 8, 2007 in the aggregate amount of $3,655, which is recorded in other accrued expenses in the accompanying condensed consolidated balance sheet. Additionally, the Company declared a dividend of $0.14 per common share on February 22, 2007 to be paid on May 8, 2007 to shareholders of record on April 20, 2007.

    During the six-month period ended January 26, 2007, the unrealized loss, or change in value, net of tax, on the Company’s interest rate swap increased by $2,671 to $7,200 and is recognized in accumulated other comprehensive loss.

    During the six-month period ended January 26, 2007, total share-based compensation was $7,285 and the excess tax benefit from share-based compensation was $1,947. During the six-month period ended January 27, 2006, total share-based compensation was $6,976 and the excess tax benefit from share-based compensation was $2,890.

13.   Comprehensive Income

	Quarter Ended		Six Months Ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006

Net income	$102,512	$30,797	$121,939	$56,519
Other comprehensive income (loss):
Change in fair value of interest rate swap, net	4,384	--	(2,671)	--
Total comprehensive income	$106,896	$30,797	$119,268	$56,519

14.   Share Repurchases

    On December 13, 2006, the Company commenced a modified “Dutch Auction” tender offer in which it sought to acquire up to 5,430,000 shares (“the Tender Offer”), subject to 2% allowable additional shares in the event of an oversubscription. The Tender Offer expired at midnight on January 11, 2007, at which time 5,434,774 shares were tendered at a price of $46.00 per share. On January 18, 2007, the Company accepted for payment 5,434,774 shares of its common stock at a purchase price of $46.00 per share for a total purchase price of approximately $250,000. An oversubscription allowed the Company to purchase an additional 4,774 shares in addition to the 5,430,000 sought in the offer and remain within the $250,000 limit, before fees, established by the Company’s Board of Directors. The shares repurchased represented approximately 17% of the shares outstanding at the time of the Tender Offer. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded interest expense of $286 associated with the Tender Offer in the second quarter of 2007. The Company also incurred related transaction fees, which were recorded as a reduction to shareholders’ equity. The transaction fees included the dealer manager, information agent, depositary, legal and other fees.

    On January 19, 2007, the Company adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Commission (the “Company’s 10b5-1 Plan”) to facilitate repurchases under its previously announced $100,000 share repurchase authorization. The $100,000 repurchase authorization is in addition to management’s authority to purchase 821,081 shares that remains from a 2005 repurchase authorization. The Company’s 10b5-1 Plan provides for share repurchases to commence on January 29, 2007 and continue through March 2, 2007, subject to certain price, volume and timing constraints specified in the Company’s 10b5-1 Plan. The Company may terminate the plan at any time. The Company’s 10b5-1 Plan expires on the earlier of March 2, 2007 or the date on which $100,000 in repurchases are completed.

15.  Debt

Long-term debt consisted of the following at:

	January 26, 2007	July 28, 2006

Term Loan B
Payable $1,792 per quarter with the Remainder due on April 27, 2013	$644,208	$723,000
3.0% Zero-Coupon Contingently convertible Senior Notes payable on or before April 2, 2032	199,398	196,464
	843,606	919,464
Current maturities of Term Loan B	(7,168)	(8,000)
Long-term debt	$836,438	$911,464

Effective April 27, 2006, the Company entered into a $1,250,000 credit facility (the “2006 Credit Facility”) that consisted of up to $1,000,000 in term loans with a scheduled maturity date of April 27, 2013 and a $250,000 revolving credit facility expiring April 27, 2011. The 2006 Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio as specified in the agreement and maintenance of minimum interest coverage ratios. As of January 26, 2007, the Company is in compliance with all debt covenants.

Subject to there being no events of default, covenants under the 2006 Credit Facility permit the Company to declare and pay cash dividends to its stockholders as long as the Company has at least $100,000 available under its Revolving Credit Facility and the aggregate amount of such dividends paid during any fiscal year would be less than 15% of Consolidated EBITDA from continuing operations, as defined, for the fiscal year immediately preceding the fiscal year in which such dividend is paid. Additionally, the Company may increase its regular quarterly cash dividend in any fiscal quarter by an amount not to exceed the greater of $.01 of 10% of the amount of the regular quarterly cash dividend paid in the prior fiscal quarter.

The Company has classified the Senior Notes as long-term obligations due to the Company’s intent and ability to refinance these Senior Notes on a long-term basis.

16.   Derivative Instruments and Hedging Activities

The Company accounts for its interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The estimated fair value of this interest rate swap liability was $11,479 at January 26, 2007, representing an increase of $4,259 during the first six months of 2007, and is included in other long-term obligations. The offset to the interest rate swap liability is in accumulated other comprehensive loss, net of the deferred tax asset. Cash flows related to the interest rate swap are included in operating activities.

17.   Compensatory Plans and Arrangements

In connection with the Company’s 2006 strategic initiatives, the Compensation and Stock Option Committee of the Company’s Board of Directors approved, pursuant to the Company’s 2002 Omnibus Incentive Compensation Plan, the “2006 Success Plan” for certain officers of the Company. The maximum amount payable under the 2006 Success Plan is $6,647 by the Company. The amounts payable under the 2006 Success Plan are payable on June 6, 2007. During the first and second quarters of 2007, the Company recorded expense of $585 and $665 for this plan as general and administrative expenses from continuing operations and $586 and $664 related to the success of the Logan’s divestiture as discontinued operations, respectively. During the third and fourth quarters of 2006, the Company recorded expense of $511 and $676 for this plan as general and administrative expenses from continuing operations and $512 and $675 related to the Logan’s divestiture as discontinued operations, respectively.

18.   Disposition of Logan’s

On December 6, 2006, the Company completed the sale of Logan’s, for total consideration of approximately $486,000 including the proceeds from the Logan’s sale-leaseback and the three Logan’s restaurant properties retained by the Company and leased back to Logan’s.

The Company has reported the results of operations of Logan’s through December 5, 2006, and for the full period ended January 27, 2006, as discontinued operations, which consist of the following:

	Quarter Ended		Six Months Ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006

Revenues	$43,891	$107,615	$154,529	$205,487

Income before provision for income taxes from discontinued operations	$347	$6,197	$8,552	$11,806
Income tax benefit (provision for income taxes)	1,376	(2,109)	(2,564)	(4,050)
Net income from discontinued operations	1,723	4,088	5,988	7,756
Gain on sale, net of taxes of $10,491	80,288	--	80,288	--
Income from discontinued operations	$82,011	$4,088	$86,276	$7,756

          The gain on the sale is subject to customary post-closing adjustments, for working capital, indebtedness and capital expenditures.

    In addition, the assets and liabilities of Logan’s are aggregated and disclosed as current assets and current liabilities in the condensed consolidated balance sheet as of July 28, 2006 as follows. No assets or liabilities of Logan’s are included in the condensed consolidated balance sheet as of January 26, 2007.

July 28, 2006
Cash and cash equivalents	$1,732
Property held for sale	1,589
Receivables	3,194
Inventories	9,874
Prepaid expenses	1,601
Property and equipment, net	287,580
Goodwill	93,725
Other assets	1,927
Current assets of discontinued operations	$401,222

Accounts payable	$12,901
Other accrued expenses	23,891
Other long-term obligations	11,790
Deferred income taxes	23,063
Current liabilities of discontinued operations	$71,645

19.   Recent Accounting Pronouncements Not Yet Adopted

    In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption in the first quarter of 2008.

    In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 and cannot yet determine the impact of its adoption in the first quarter of 2009.

    In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company does not expect that the adoption of SAB 108 will be material to its results of operations for the 2007 fiscal year end.

    In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“FASB No. 159”), which permits entities to choose to measure eligible financial instruments and other items at fair value. The provisions of FASB No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 and cannot yet determine the impact of its adoption in the first quarter of 2009.

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CBRL Group, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept. Prior to December 6, 2006, the Company also operated Logan’s Roadhouse® (“Logan’s”) restaurants. On that date, the Company completed the sale of Logan’s. As a result, Logan’s is presented as discontinued operations in the accompanying condensed consolidated financial statements, as are certain expenses of the Company related to the divestiture of Logan’s. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except per share amounts. References in management’s discussion and analysis of financial condition and results of operations to a year are to the Company’s fiscal year unless otherwise noted.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2006 (the “2006 Form 10-K”). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which CBRL Group, Inc. (the “Company”) expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology.

    The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2006 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” on pages 23-27 of this Form 10-Q or, from time to time, in the Company’s filings with the SEC, press releases and other communications.

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

Results of Operations

    The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended January 26, 2007 as compared to the same period a year ago:

	Quarter Ended		Six Months Ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	34.4	34.1	32.7	32.7
Gross profit	65.6	65.9	67.3	67.3

Labor and other related expenses	35.8	35.5	36.9	36.8
Other store operating expenses	17.3	17.1	17.4	17.4
Impairment charges	--	0.6	--	0.3
Store operating income	12.5	12.7	13.0	12.8

General and administrative expenses	5.6	5.4	6.1	5.8
Operating income	6.9	7.3	6.9	7.0

Interest expense	2.4	0.4	2.6	0.4
Interest income	0.6	--	0.4	--
Income before income taxes	5.1	6.9	4.7	6.6

Provision for income taxes	1.8	2.3	1.7	2.3

Income from continuing operations	3.3	4.6	3.0	4.3

Income from discontinued operations, net of taxes	13.4	0.6	7.4	0.7

Net income	16.7%	5.2%	10.4%	5.0%

    The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and six-month period ended January 26, 2007 as compared to the same period a year ago:

	Quarter Ended		Six Months Ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
Total revenue:
Cracker Barrel restaurant	73.2%	74.0%	76.1%	76.7%
Cracker Barrel retail	26.8	26.0	23.9	23.3
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table highlights the units in operation and units added for the quarter and six-month period ended January 26, 2007 as compared to the same period a year ago:

	Quarter Ended		Six Months Ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
Cracker Barrel:
Open at beginning of period	548	537	543	529
Opened during period	4	3	9	11
Open at end of period	552	540	552	540

Average unit volumes include sales of all stores and are measured on comparable calendar weeks in the prior year. The following table highlights average unit volumes from continuing operations for the quarter and six-month period ended January 26, 2007 as compared to the same period a year ago:

	Quarter Ended		Six Months Ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006

Cracker Barrel
Net revenue:
Restaurant	$813.0	$806.1	$1,625.7	$1,605.6
Retail	298.4	282.6	511.9	486.9
Total net revenue	$1,111.4	$1,088.7	$2,137.6	$2,092.5

Total Revenue

Total revenue for the second quarter of 2007 increased 4.3% compared to the prior year second quarter. For the second quarter ended January 26, 2007, Cracker Barrel comparable store restaurant sales increased 0.5% and comparable store retail sales increased 5.5% resulting in a combined comparable store sales (total net sales) increase of 1.8%. The comparable store restaurant sales increase consisted of a 1.2% average check increase for the quarter (including a 1.2% average menu price increase) and a 0.7% guest traffic decrease. We believe that the comparable store retail sales increase is due to a more appealing retail merchandise selection, particularly for seasonal merchandise, than in the prior year. Sales from newly opened Cracker Barrel stores accounted for the balance of the total revenue increase in the second quarter.

Total revenue for the six-month period ended January 26, 2007 increased 4.3% compared to the six-month period ended January 27, 2006. For the six-month period ended January 26, 2007, Cracker Barrel comparable store restaurant sales increased 0.9% and comparable store retail sales increased 5.1% resulting in a combined comparable store sales (total net sales) increase of 1.9%. The comparable store restaurant sales increase consisted of a 1.2% average check increase for the six months (including a 1.1% average menu price increase) and a 0.3% guest traffic decrease. We believe that the comparable store retail sales increase is due to a more appealing retail merchandise selection, particularly for seasonal merchandise, than in the prior year. Sales from newly opened Cracker Barrel stores accounted for the balance of the total revenue increase in the six-month period ended January 26, 2007.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue for the second quarter of 2007 increased to 34.4% from 34.1% in the second quarter of the prior year. This increase was due to higher markdowns of retail merchandise and shift in the mix of sales versus prior year from restaurant sales toward retail sales, the latter of which typically have a higher cost of sales. These increases were partially offset by higher menu pricing and lower commodity prices versus the prior year.

Cost of goods sold as a percentage of total revenue for the six-month period ended January 26, 2007 remained flat compared to the six-month period ended January 27, 2006 at 32.7%. Higher markdowns of retail merchandise and shift in the mix of sales versus prior year from restaurant sales toward retail sales, the latter of which typically have a higher cost of sales were partially offset by higher menu pricing and lower commodity prices versus the prior year.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 35.8% in the second quarter this year from 35.5% in the prior year. This increase was due to higher hourly labor costs and the effect of higher management staffing levels as a percent of revenues versus prior year. The increase in hourly labor costs is due to wage inflation including the effect of certain state minimum wage increases on cash wages paid to tipped employees that went into effect January 1, 2007.

Labor and other related expenses as a percentage of total revenue increased to 36.9% in the six-month period ended January 26, 2007 as compared to 36.8% in the six-month period ended January 27, 2006. This increase was due to higher hourly labor costs due to wage inflation and the effect of higher management staffing levels as a percent of revenues versus the prior year.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses. Other store operating expenses increased as a percentage of total revenue to 17.3% in the second quarter of 2007 from 17.1% in the second quarter of the prior year. This increase was due to higher general insurance expense as a result of revised actuarial estimates and property insurance costs and higher advertising expense as a percent of revenue. These increases were partially offset by the Visa/MasterCard litigation settlement and lower utilities expense due to the mild weather experienced during the quarter.

Other store operating expenses as a percentage of total revenue remained flat compared to the six-month period ended January 27, 2006 at 17.4%. Higher general insurance expense as a result of revised actuarial estimates and property insurance costs was offset by the non-recurrence of hurricane-related costs and the recording of the gain on the Visa/MasterCard litigation settlement.

Impairment Charges

The Company did not incur any impairment losses in the six months ended January 26, 2007. During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan's restaurants which resulted in impairment charges of $6,765 of which $3,060 is included as discontinued operations in the accompanying condensed consolidated statement of income.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue increased to 5.6% in the second quarter of 2007 compared to 5.4% in the second quarter of the prior year. The increase is due to the increases in incentive compensation accruals including share-based compensation. The increase in incentive compensation accruals reflects better performance against financial objectives in the second quarter of 2007 versus prior year and higher share-based compensation. The increase in share-based compensation is due to additional expense being accrued for participants eligible for retirement before the vesting date in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) as well as additional awards granted in 2007.

General and administrative expenses as a percentage of total revenue increased to 6.1% in the six-month period ended January 26, 2007 as compared to 5.8% in the six-month period ended January 27, 2006. The increase was due to increases in incentive compensation accruals including share-based compensation expense and manager meeting expense versus the prior year. The increase in the bonus accruals reflected better performance against financial objectives in the first six months of 2007 versus prior year and the declaration and payment of discretionary bonuses for certain executives in the first quarter of 2007, as well as certain bonus plans established in the second half of 2006 related to strategic initiatives. The increase in share-based compensation is due to additional expense being accrued for participants eligible for retirement before the vesting date in accordance with SFAS No. 123R as well as additional awards granted in 2007. The increase in the manager meeting expense is due to the prior year’s meeting being cancelled as a result of the hurricanes during the prior year.

Interest Expense

    Interest expense as a percentage of total revenue increased to 2.4% in the second quarter of 2007 as compared to 0.4% in the second quarter of last year. The increase in interest expense was due to the Company’s 2006 recapitalization and corresponding higher debt levels.

    Interest expense as a percentage of total revenue increased to 2.6% in the six-month period ended January 26, 2007 as compared to 0.4% in the six-month period ended January 27, 2006. The increase in interest expense was due to the Company’s 2006 recapitalization and corresponding higher debt levels.

Interest Income

    Interest income increased to $3,857 in the second quarter of 2007 as compared to $93 in the second quarter of last year. The increase in interest income was due to the increase in average funds available for investment as a result of the proceeds from the divestiture of Logan’s and a higher level of cash-on-hand at the start of the second quarter of 2007 versus the prior year.

    Interest income increased to $4,455 in the first six months of 2007 as compared to $93 in the first six months of the prior year. The increase in interest income was due to the increase in average funds available for investment as a result of the proceeds from the divestiture of Logan’s and a higher level of cash-on-hand at the start of 2007 versus the prior year.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 34.9% in the second quarter and 35.3% in the first six months of 2007 as compared to 35.9% in the first quarter of 2007, 34.1% in the second quarter a year ago and 34.3% in the first six months of 2006. The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset partially by employer tax credits. The decrease in the provision for income taxes as a percent of pre-tax income from the first quarter of 2007 was due to the re-enactment of certain employer tax credits during the second quarter of 2007 partially offset by higher effective state taxes.

Liquidity and Capital Resources

The Company's operating activities from continuing operations provided net cash of $109,241 for the six-month period ended January 26, 2007, which represented an increase from the $52,400 provided during the same period a year ago. This increase was due to a smaller decrease in accounts payable as compared to the previous year, and increases in income taxes payable and accrued employee compensation as compared to decreases in the previous year. These increases were partially offset by a lower income from continuing operations as a result of higher interest expense related to the Company’s recapitalization and higher indebtedness. The change in accounts payable was primarily due to the timing of payments this year compared with the timing of payments last year.

    The Company had positive working capital of $124,300 at January 26, 2007 versus negative working capital of $6,280 at July 28, 2006. The working capital at both July 28, 2006 and January 26, 2007 reflects only current assets and liabilities from continuing operations. The change in working capital compared with July 28, 2006 reflected higher cash and cash equivalents as a result of the proceeds from Logan’s sale-leaseback and the sale of Logan’s and prepaid expenses and lower accounts payable, taxes withheld and accrued, and accrued employee benefits partially offset by higher income taxes payable, accrued employee compensation, and deferred revenues and lower inventories. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and payment of certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

    Capital expenditures for continuing operations were $47,000 for the six-month period ended January 26, 2007 as compared to $44,950 during the same period a year ago. Construction of new locations accounted for most of the expenditures. Capitalized interest, excluding Logan’s, was $226 and $438 for the quarter and six-month period ended January 26, 2007, as compared to $91 and $187 for the quarter and six-month period ended January 27, 2006. This difference was due to higher interest rates versus the same period a year ago.

    On December 6, 2006, the Company closed its sale of Logan’s for total consideration of approximately $486,000, including the proceeds from the Logan’s sale-leaseback and the three Logan’s restaurant properties retained by the Company and leased back to Logan’s. The net cash proceeds were used to fund its modified $250,000 “Dutch Auction” tender offer and, along with cash on hand, payment of debt of $75,000. Remaining proceeds, together with cash on hand or cash generated from operations, will be used for open market share repurchases during the remainder of 2007 and to fund taxes related to the Logan’s divestiture.

    During the quarter ended January 26, 2007, the Company repurchased 5,434,774 shares of its common stock pursuant to its modified “Dutch Auction” tender offer for a total purchase price of approximately $250,000 before fees. The Company has also announced an additional $100,000 share repurchase authorization, which commences and is expected to be completed during 2007. As of January 26, 2007, the Company also had 821,081 shares remaining under repurchase authorizations previously in effect at the end of 2005. The Company has not determined when it expects to repurchase the remaining 821,081 shares authorized. The Company’s principal criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by the Company’s debt covenants under the 2006 Credit Facility.

    During the six-month period ended January 26, 2007, the Company received proceeds of $20,171 from the exercise of stock options on 637,509 shares of its common stock. During the six-month period ended January 26, 2007, the Company paid dividends of $0.13 and $0.14 per common share on August 8, 2006 and November 8, 2006, respectively. The Company also declared a dividend of $0.14 per common share that was paid on February 8, 2007 in the amount of $3,655. Additionally, the Company declared a dividend of $0.14 per common share on February 22, 2007 to be paid on May 8, 2007 to shareholders of record on April 20, 2007.

    The Company's internally generated cash and cash generated by option exercises, along with cash at July 28, 2006, the Logan’s divestiture proceeds, the Company’s availability under the 2006 Credit Facility and its real estate operating lease arrangements, were sufficient to finance all of its growth, the $250,000 “Dutch Auction” tender offer, dividend payments and working capital needs in the first six months of 2007.

The Company estimates that its capital expenditures (purchase of property and equipment) for 2007 will be up to $95,000, most of which will be related to the acquisition of sites and construction of 19 new Cracker Barrel stores and openings that will occur during 2007, as well as construction costs for locations to be opened in 2008.

Management believes that cash at January 26, 2007, including the cash proceeds from the Logan’s divestiture transaction, cash generated from the Company’s operating activities, stock option exercises and available borrowings under the 2006 Credit Facility, will be sufficient to finance its continued operations, its remaining share repurchase authorizations, its continued expansion plans, its expected refinancing of its senior convertible notes, its principal payments on its debt and its dividend payments for at least the next twelve months and thereafter for the foreseeable future. At January 26, 2007, the Company had $206,048 available under its revolving credit facility.

Subject to there being no events of default, covenants under the 2006 Credit Facility permit the Company to declare and pay cash dividends to its stockholders as long as the Company has at least $100,000 available under its Revolving Credit Facility and the aggregate amount of such dividends paid during any fiscal year would be less than 15% of Consolidated EBITDA from continuing operations, as defined, for the fiscal year immediately preceding the fiscal year in which such dividend is paid. Additionally, the Company may increase its regular quarterly cash dividend in any fiscal quarter by an amount not to exceed the greater of $.01 of 10% of the amount of the regular quarterly cash dividend paid in the prior fiscal quarter.

Material Commitments

The Company’s contractual cash obligations and commitments as of January 26, 2007, as summarized in the tables below, are updated to reflect the sale of Logan’s.

Payments due by Year

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Term Loan B	$644,208	$7,168	$14,336	$14,336	$608,368
Convertible debt	199,398	--	--	--	199,398
Long-term debt(a)	843,606	7,168	14,336	14,336	807,766
Operating lease base term and exercised options - excluding billboards (b)	327,821	28,184	55,585	52,442	191,610
Operating lease renewal periods not yet exercised - excluding billboards (c)	268,823	75	782	1,533	266,433
Operating leases for billboards	39,871	20,772	18,928	169	2
Capital leases	65	65	--	--	--
Purchase obligations (d)	167,338	123,859	32,066	11,413	--
Other long-term obligations(e)	32,715	--	1,269	1,314	30,132

Total contractual cash obligations	$1,680,239	$180,123	$122,966	$81,207	$1,295,943

	Amount of Commitment Expirations by Year

	Total	Less than 1 Year	1 -3 Years	4 - 5 Years	After 5 Years

Revolving credit facility	$250,000	--	--	$250,000	--
Delayed-draw term loan facility (f)	200,000	--	--	--	$200,000
Standby letters of credit	43,952	$43,952	--	--	--
Guarantees (g)	5,532	326	$1,322	1,337	2,547

Total commitments	$499,484	$44,278	$1,322	$251,337	$202,547

(a)
The convertible debt was issued at a discount representing a yield to maturity of 3.00% per annum. The $199,398 balance is the accreted carrying value of the debt at January 26, 2007. The convertible debt will continue to accrete at 3.00% per annum and if held to maturity on April 2, 2032 the obligation will total $422,050. The balance on the term loan is $644,208 at January 26, 2007. Using the minimum principal payment schedule on the Term Loan B and a 7.07% interest rate, which is the same rate as the Company’s fixed rate under its interest rate swap of 5.57% plus its current credit spread of 1.50%, the Company will have interest payments of $46,102, $88,946, $86,925 and $53,571 in the period February 2007 through January 2008, February 2008 through January 2010, February 2010 through January 2012, and thereafter, respectively. The Company had nothing outstanding under its variable rate revolving credit facility as of January 26, 2007. The Company paid $514 in non-use fees (also known as commitment fees) on the revolving credit facility during the six months ended January 26, 2007. Based on no outstanding revolver balance at January 26, 2007 and the Company’s current unused commitment fee as defined in the Revolving Credit Agreement, the Company’s unused commitment fees during the next twelve months would be $2,077; however, the actual amount will differ based on actual usage of the revolving credit facility during the next twelve months.

(b)	Includes base lease terms and certain optional renewal periods that have been exercised and are included in the lease term in accordance with SFAS No. 13.
(c)
Includes certain optional renewal periods that have not yet been exercised, but are included in the lease term for the straight-line rent calculation, since at the inception of the lease, it is reasonably assured that the Company will exercise those renewal options.

(d)
Purchase obligations consist of purchase orders for food and retail merchandise; purchase orders for capital expenditures, supplies and other operating needs and other services; and commitments under contracts for maintenance needs and other services. We have excluded contracts that do not contain minimum purchase obligations. In 2007, the Company has increased its use of contracts that do not contain minimum purchase obligations but do address product specifications and pricing. We excluded long-term agreements for services and operating needs that can be cancelled within 60 days without penalty. We included long-term agreements for services and operating needs that can be cancelled with more than 60 days notice without penalty only through the term of the notice. We included long-term agreements for services and operating needs that can be cancelled with a penalty through the entire term of the contract. Due to the uncertainties of seasonal demands and promotional calendar changes, our best estimate of usage for food, supplies and other operating needs and services is ratably over either the notice period or the remaining life of the contract, as applicable, unless we had better information available at the time related to each contract.

(e)
Other long-term obligations include the Company’s Non-Qualified Savings Plan ($27,801, with a corresponding long-term asset to fund the liability), Deferred Compensation Plan ($2,785), FY2006 and FY2007 Mid-Term Incentive and Retention Plans ($360 cash portion only), and FY2005, FY2006, and FY2007 Long-Term Retention Incentive Plans ($1,769).

(f)	The $200,000 Delayed-Draw Term Loan facility can be used to refinance the Company’s Senior Notes or for general corporate purposes and any term loans under this facility mature April 27, 2013.
(g) Consists of guarantees associated with properties in which the Company is secondarily liable for lease payments; including one lease that has been assigned to a third party and one that has been sublet to a third party. The

  Company has recorded a liability of $657 for estimated amounts to be paid in case of non-performance by the sublessee. Other than the sublease, the Company is not aware of any non-performance under these arrangements that would result in the Company having to perform in accordance with the terms of those guarantees.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 and cannot yet determine the impact of its adoption in the first quarter of 2009.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company does not expect that the adoption of SAB 108 will be material to its results of operations for the 2007 fiscal year end.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“FASB No. 159”), which permits entities to choose to measure eligible financial instruments and other items at fair value. The provisions of FASB No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 and cannot yet determine the impact of its adoption in the first quarter of 2009.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements contained in the 2006 Form 10-K). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements.

Impairment of Long-Lived Assets

Property and Equipment

In accordance with SFAS No. 144 “Impairment or Disposal of Long-Lived Assets,” the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. In addition, the recoverability test considers the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or over the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from value impairment is recognized by a charge to earnings. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances, management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. The Company recorded no impairment losses in the six months ended January 26, 2007. During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan’s restaurants, which resulted in impairment charges of $6,765. Of this total, $3,705 is included as impairment charges in continuing operations and $3,060 is included as discontinued operations in the accompany condensed consolidated statement of income and statement of cash flow. These impairments were recorded based upon the lower of unit carrying amount or fair value. The unit fair value was determined based upon estimates provided by third-party valuation specialists using market comparables. At January 27, 2006, the impaired locations were classified as held and used and the carrying amount of the assets for the closed stores totaled $10,461. These restaurants were closed early in the third quarter of 2006, at which time they were then classified as held for sale.

Insurance Reserves

The Company self-insures a significant portion of expected workers’ compensation, general liability and health insurance claims. The Company has purchased insurance for individual claims that exceed $500 and $1,000 for certain coverages since 2004. Since 2004, the Company elected not to purchase such insurance for its primary group health program, but its offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program, and, in certain cases, to not more than $100 in any given plan year. The Company records a liability for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company’s third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next actuarial study of its reserve requirements. Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records the losses at the low end of that range and discounts them to present value using a risk-free interest rate based on the actuarially projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves. From time to time the Company has performed limited scope interim updates of its actuarial studies to verify and/or modify its reserves. During the second quarter, the Company performed such an update, which resulted in a reduction in the expected losses for workers' compensation and a net credit of $2,987 was recorded, comprised of a credit for workers’ compensation of $5,532 and an expense for general liability of $2,545. During the prior second quarter ended January 27, 2006, a limited scope actuarial review resulted in a credit to workers’ compensation of $5,201 and a credit to general liability of $838. The Company believes that the reduced workers’ compensation expected losses are the result of changes in its claims management and loss control procedures that are only now beginning to be actuarially determinable. The Company records a liability for its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by the Company’s third-party administrator. The Company's accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

Inventory Shrinkage

Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. During the quarter ended October 27, 2006, an estimate of shrink was recorded based on the physical inventory counts observed as the end of fiscal 2006. During the quarter ended January 26, 2007, Cracker Barrel performed physical inventory counts in approximately 29% of its stores and in its retail distribution center. Actual shortages were recorded in the quarter ended January 26, 2007 for those stores that were counted. An estimate of shortages was recorded for the remaining stores based on the results of the physical inventory counts. This methodology is consistent with Cracker Barrel’s practice in all periods presented. The 2007 estimated shortages will be adjusted to actual upon physical inventory counts in all stores and the retail distribution center during the third and fourth quarters of the 2007 and, although the Company believes the sampling approach to the mid-year inventory is statistically valid, could produce materially different amounts than estimated by the Company for the quarters ended October 27, 2006 and January 26, 2007.

Tax Provision

The Company must make estimates of certain items that comprise its income tax provision. These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on current tax laws, the best available information at the time of the provision and historical experience. The Company files its income tax returns several months after its year-end. These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws. The Company then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to the Company’s consolidated financial statements and its consolidated financial position (see Note 10 to the Company’s Consolidated Financial Statements included in the 2006 Form 10-K).

Unredeemed Gift Cards and Certificates

Unredeemed gift cards and certificates represent a liability of the Company related to unearned income and are recorded at their expected redemption value. No revenue is recognized in connection with the point-of-sale transaction when gift cards or gift certificates are sold. For those states that exempt gift cards and certificates from their escheat laws, the Company makes estimates of the ultimate unredeemed (“breakage”) gift cards and certificates in the period of the original sale and amortizes this breakage over the redemption period that other gift cards and certificates historically have been redeemed by reducing its liability and recording revenue accordingly. For those states that do not exempt gift cards and certificates from their escheat laws, the Company records breakage in the period that gift cards and certificates are remitted to the state and reduces its liability accordingly. Any amounts remitted to states under escheat laws reduce the Company’s deferred revenue liability and have no effect on revenue or expense while any amounts permitted by the state escheat laws to be retained by the Company for administrative costs are recorded as revenue. Changes in redemption behavior or management's judgments regarding redemption trends in the future may produce materially different amounts of deferred revenue to be reported. If gift cards and certificates that have been removed from the liability are later redeemed, the Company recognizes revenue and reduces the liability as it would with any redemption. Additionally, the initial reduction to the liability would be reversed to offset the redemption, and such redemptions could cause the Company to change its expected breakage assumptions.

Share-Based Compensation

    In accordance with SFAS No. 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises or grants of nonvested shares.

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

 Item 4.   Controls and Procedures

       The Company’s management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of January 26, 2007, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

        There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 26, 2007 in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of the 2006 Form 10-K other than the divestiture of Logan’s. As a result of the divestiture of Logan’s, investors should disregard the risk factors entitled “Risks Particular To Our Logan’s Operations” discussed in “Item 1A. Risk Factors” of the 2006 Form 10-K.

Item 2.  Unregistered Sales of Equity and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended January 26, 2007 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
10/28/06 - 11/24/06	--	--	--	821,081
11/25/06 - 12/22/06	--	--	--	Not determinable (3)
12/23/06 - 1/26/07 (1)	5,434,774	$46.03	5,434,774	Not determinable (3)
Total for the quarter	5,434,774	$46.03	5,434,774	Not determinable (3)

(1)
Shares repurchased during this period were in the Tender Offer disclosed in Note 14 in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended January 26, 2007.

(2)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.
(3)
On February 25, 2005, the Company announced a 2,000,000 share common stock repurchase program with no expiration date, of which 821,081 shares remain available to be repurchased. Additionally, on December 6, 2006, the Company announced an open market stock repurchase program of up to an additional $100,000,000 of the Company’s common stock to be commenced after completion of the tender offer referred to in footnote (1) above with no expiration date, of which $100,000,000 remains available to be repurchased.

Item 4.  Submission of Matters to a Vote of Security Holders

               Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended October 27, 2006 (filed with the SEC on December 6,
               2006) is incorporated herein by this reference.

Item 6.  Exhibits

         See Exhibit Index immediately following the signature page hereto.

        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                CBRL GROUP, INC.

Date: March 2, 2007                            By: /s/Lawrence E. White
                                              Lawrence E. White, Senior Vice President, Finance
                                                  and Chief Financial Officer

Date: March 2, 2007                            By: /s/Patrick A. Scruggs
                                                 Patrick A. Scruggs, Vice President, Accounting and Tax
                        and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications