Form 10-Q
period 2007-04-27
CBRL GROUP INC
filed 2007-06-01
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
                (Mark One)

 ☒   Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 27, 2007

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

24,459,822 Shares of Common Stock
Outstanding as of May 25, 2007

CBRL GROUP, INC.

FORM 10-Q

For the Quarter Ended April 27, 2007

INDEX

PART I. FINANCIAL INFORMATION	Page
Item 1
• Condensed Financial Statements (unaudited)
a) Condensed Consolidated Balance Sheet as of April 27, 2007 and July 28, 2006	3

b) Condensed Consolidated Statement of Income for the Quarters and Nine Months Ended April 27, 2007 and April 28, 2006	4

c) Condensed Consolidated Statement of Cash Flows for the Nine Months Ended April 27, 2007 and April 28, 2006	5

d) Notes to Condensed Consolidated Financial Statements	6

Item 2
• Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3
• Quantitative and Qualitative Disclosures About Market Risk	26

Item 4
• Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A
• Risk Factors	27

Item 2
• Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6
• Exhibits	27

SIGNATURES	28

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CBRL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	April 27, 2007	July 28, 2006*
ASSETS
Current assets:
Cash and cash equivalents	$149,875	$87,830
Property held for sale	4,596	3,127
Receivables	11,467	11,434
Inventories	122,866	128,303
Prepaid expenses	7,837	4,395
Deferred income taxes	18,670	17,519
Current assets of discontinued operations (Note 17)	--	401,222
Total current assets	315,311	653,830

Property and equipment	1,475,663	1,415,374
Less: Accumulated depreciation and amortization of capital leases	469,503	432,870
Property and equipment - net	1,006,160	982,504

Other assets	46,006	44,963

Total assets	$1,367,477	$1,681,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,615	$70,944
Taxes withheld and accrued	28,416	30,905
Other accrued expenses	161,093	148,923
Current maturities of long-term debt and other long-term obligations	7,205	8,116
Current liabilities of discontinued operations (Note 17)	--	71,645
Total current liabilities	256,329	330,533

Long-term debt (Note 14)	836,113	911,464
Other long-term obligations	151,287	137,018

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock - 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock - 400,000,000 shares of $.01 par value authorized;
24,643,346 shares issued and outstanding at April 27, 2007,
and 30,926,906 shares issued and outstanding at July 28, 2006	246	309
Additional paid-in capital	--	4,257
Accumulated other comprehensive loss (Note 11)	(12,033)	(4,529)
Retained earnings	135,535	302,245
Total shareholders’ equity	123,748	302,282

Total liabilities and shareholders’ equity	$1,367,477	$1,681,297

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 28, 2006, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2006.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Total revenue	$549,050	$533,990	$1,719,447	$1,656,216

Cost of goods sold	167,928	165,769	551,136	532,607
Gross profit	381,122	368,221	1,168,311	1,123,609

Labor and other related expenses	219,012	209,415	650,780	622,055
Other store operating expenses	100,511	94,282	304,165	289,408
Impairment and store closing charges	--	3,156	--	6,861
Store operating income	61,599	61,368	213,366	205,285

General and administrative expenses	31,536	31,097	102,818	96,080
Operating income	30,063	30,271	110,548	109,205

Interest expense	13,801	2,678	43,587	7,484
Interest income	2,199	--	6,654	93
Income before income taxes	18,461	27,593	73,615	101,814

Provision for income taxes	6,350	9,261	25,841	34,719
Income from continuing operations	12,111	18,332	47,774	67,095
Income from discontinued operations, net of tax (See Note 17)	214	5,640	86,490	13,396

Net income	$12,325	$23,972	$134,264	$80,491

Basic net income per share:
Income from continuing operations (See Note 6)	$0.48	$0.39	$1.65	$1.43
Income from discontinued operations	$0.01	$0.12	$2.98	$0.29
Net income per share	$0.49	$0.51	$4.63	$1.72

Diluted net income per share:
Income from continuing operations (See Note 6)	$0.44	$0.37	$1.50	$1.34
Income from discontinued operations	$0.01	$0.10	$2.54	$0.26
Net income per share	$0.45	$0.47	$4.04	$1.60
Weighted average shares (See Note 6):
Basic	24,984,268	47,295,058	28,996,618	46,916,467
Diluted	30,183,152	52,523,351	34,070,700	52,067,800

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	April 27, 2007	April 28, 2006
Cash flows from operating activities:
Net income	$134,264	$80,491
Income from discontinued operations, net of tax	(86,490)	(13,396)
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Depreciation and amortization	42,407	42,449
Loss on disposition of property and equipment	587	1,025
Impairment	--	5,395
Accretion on zero-coupon contingently convertible senior notes	4,410	4,280
Share-based compensation	10,105	10,353
Excess tax benefit from share-based compensation	(4,754)	(5,737)
Changes in assets and liabilities:
Inventories	5,437	14,749
Accounts payable	(11,329)	(48,712)
Taxes withheld and accrued	(2,489)	(3,431)
Other current assets and other current liabilities	4,428	(10,206)
Other long-term assets and liabilities	3,436	585
Net cash provided by operating activities of continuing operations	100,012	77,845

Cash flows from investing activities:
Purchase of property and equipment	(66,695)	(64,290)
Proceeds from sale of property and equipment	5,330	163
Proceeds from insurance recoveries	91	--
Proceeds from sale of Logan’s	265,986	--
Net cash provided by (used in) investing activities of continuing operations	204,712	(64,127)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	618,500
Principal payments under long-term debt and other
long-term obligations	(80,692)	(640,177)
Proceeds from exercise of stock options	33,013	26,978
Excess tax benefit from share-based compensation	4,754	5,737
Purchases and retirement of common stock	(341,581)	--
Other	--	(698)
Dividends on common stock	(12,118)	(17,829)
Net cash used in financing activities of continuing operations	(396,624)	(7,489)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities of discontinued operations	(33,463)	37,992
Net cash provided by (used in) investing activities of discontinued operations	187,408	(42,554)
Net cash provided by (used in) discontinued operations	153,945	(4,562)

Net increase in cash and cash equivalents	62,045	1,667
Cash and cash equivalents, beginning of period	87,830	15,577
Cash and cash equivalents, end of period	$149,875	$17,244

Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
Interest, net of amounts capitalized	$38,401	$1,848
Income taxes	$69,323	$41,640
Non-cash disclosures:
Shares purchased in tender offer	$--	$704,071
Accrued loan acquisition costs	$--	$11,568

See notes to unaudited condensed consolidated financial statements.

CBRL  GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of April 27, 2007 and July 28, 2006 and the related condensed consolidated statements of income and cash flows for the quarters and/or nine-month periods ended April 27, 2007 and April 28, 2006, have been prepared by CBRL Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit. The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept. In October 2006, the Company entered into an agreement to sell its wholly-owned subsidiary Logan’s Roadhouse® (“Logan’s”). On December 6, 2006, the sale was closed (see Note 17). As a result, Logan’s is presented as discontinued operations in the accompanying condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

2. Summary of Significant Accounting Policies

The significant accounting policies of the Company are included in the 2006 Form 10-K. During the quarter ended April 27, 2007, there were no significant changes to those accounting policies.

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

For the quarter and nine-month period ended April 27, 2007, share-based compensation was $1,452 and $4,933, respectively, for stock options and $1,369 and $5,172, respectively, for nonvested stock. Included in these totals are share-based compensation from continuing operations for the quarter and nine-month period ended April 27, 2007 of $1,452 and $4,868, respectively, for stock options and $1,369 and $5,652, respectively, for nonvested stock. For the quarter and nine-month period ended April 28, 2006, share-based compensation was $2,399 and $7,552, respectively, for stock options and $978 and $2,801, respectively, for nonvested stock. Included in these totals are share-based compensation from continuing operations for the quarter and nine-month period ended April 28, 2006 of $2,057 and $6,538, respectively, for stock options and $873 and $2,520, respectively, for nonvested stock. Share-based compensation for continuing operations is recorded in general and administrative expenses.

4. Seasonality

Historically, the net income of the Company typically has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. Additionally, 2007 will include an additional week, which results in 53 weeks for the fiscal year. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season. The Company also generally opens new locations throughout the year. Therefore, the results of operations for the quarter or nine-month period ended April 27, 2007 are not necessarily indicative of the operating results for the entire year.

5.Inventories

Inventories from continuing operations were comprised of the following at:

	April 27, 2007	July 28, 2006
Retail	$89,011	$97,799
Restaurant	19,068	16,463
Supplies	14,787	14,041
Total	$122,866	$128,303

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

	Quarter Ended		Nine Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Income from continuing operations per share numerator:
Income from continuing operations	$12,111	$18,332	$47,774	$67,095
Add: Interest and loan acquisition costs associated with Senior Notes, net of related tax effects	1,148	951	3,464	2,820
Income from continuing operations available to common shareholders	$13,259	$19,283	$51,238	$69,915

Income from continuing operations per share denominator:
Weighted average shares outstanding for basic income from continuing operations per share	24,984,268	47,295,058	28,996,618	46,916,467
Add Potential Dilution:
Senior Notes	4,582,728	4,582,788	4,582,768	4,582,788
Stock options, nonvested stock and stock awards	616,156	645,505	491,314	568,545
Weighted average shares outstanding for diluted income from continuing operations per share	30,183,152	52,523,351	34,070,700	52,067,800

7. Segment Reporting

Cracker Barrel units represent a single, integrated operation with two related and substantially integrated product lines. The operating expenses of the restaurant and retail product lines of a Cracker Barrel unit are shared and are indistinguishable in many respects. The chief operating decision-maker reviews operating results for both restaurant and retail operations on a combined basis. Accordingly, the Company manages it business on the basis of one reportable operating segment. As stated in Note 1, on December 6, 2006, the Company sold Logan’s. As a result, the operations of Logan’s are reported as discontinued operations (see Note 17) and have been excluded from segment reporting.

All of the Company’s operations are located within the United States. The following data are presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” for all periods presented:

	Quarter Ended		Nine Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Revenue from continuing operations:
Restaurant	$444,923	$432,052	$1,335,032	$1,293,128
Retail	104,127	101,938	384,415	363,088
Total revenue from continuing operations	$549,050	$533,990	$1,719,447	$1,656,216

8. Impairment of Long-lived Assets

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

The Company recorded no impairment losses or store closing charges in the nine months ended April 27, 2007. During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan’s restaurants, which resulted in impairment charges of $6,765. Of this total, $3,705 related to impairment charges from continuing operations. These impairments were recorded based upon the lower of unit carrying amount or fair value. The impaired locations were closed early in the quarter ended April 28, 2006 and were classified at that time as held for sale and were remeasured at their fair value less cost to sell. The locations were closed due to weak financial performance, an unfavorable outlook, and relatively positive prospects for proceeds from disposition for certain locations. Additionally, during the quarter ended April 28, 2006, the Company recorded an impairment loss from continuing operations of $837 for its Cracker Barrel management trainee housing facility. The Company also incurred store closing charges during the third quarter of 2006. The store closing charges included employee termination benefits, lease termination and other costs and are included in the impairment and store closings charges line on the accompanying consolidated condensed statement of income for continuing operations. The total impairment and store closing costs recorded in the quarter and nine months ended April 28, 2006 were $3,596 and $10,361, respectively. Included in these amounts for the quarter and nine months ended April 28, 2006 were $3,156 and $6,861, respectively, for impairment and store closing costs from continuing operations.

9. Gains on Property Disposition

During the third quarter of 2007, the Company sold one of three Logan’s properties the Company had retained and leased back to Logan’s (see Note 17). This property was classified as property held for sale in the second quarter of 2007 and had a net book value of approximately $2,190. The Company received proceeds of approximately $2,860, which resulted in a gain of approximately $670 being recorded in the third quarter of 2007. The gain is recorded in general and administrative expenses in the accompanying condensed consolidated statement of income.

During the third quarter of 2007, the State of New York condemned a portion of the land on which a Cracker Barrel store was located to build a road. The Company received condemnation proceeds of approximately $760 and recorded a gain of approximately $500 in other store operating expenses in the accompanying condensed consolidated statement of income.

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

The Company is contingently liable pursuant to standby letters of credit as credit guarantees primarily related to insurers. As of April 27, 2007, the Company had $43,952 of standby letters of credit related primarily to securing reserved claims under workers' compensation and general liability insurance. All standby letters of credit are renewable annually and reduce the Company’s availability under its $250,000 revolving credit facility.

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party and a second operating lease that has been sublet to a third party. The operating leases have remaining lives of approximately 6.4 and 10.5 years, with annual lease payments of approximately $361 and $105, respectively. Under the assigned lease the Company’s performance is required only if the assignee fails to perform its obligations as lessee. At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee. Under the sublease, the Company’s performance is only required if the sublessee fails to perform its obligations as lessee. In the third quarter of 2007, the Company has a remaining liability of $662 in the accompanying condensed consolidated balance sheet for estimated amounts to be paid in case of non-performance by the sublessee.

As of December 2006, the Company has reaffirmed its guarantee of the lease payments for two Logan’s restaurants. The operating leases have remaining lives of 4.7 and 12.9 years with annual payments of approximately $94 and $98, respectively. The Company’s performance is only required if Logan’s fails to perform its obligations as lessee. At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by Logan’s.

In connection with the divestiture of Logan’s and Logan’s sale-leaseback transaction (see Note 17), the Company is a party to various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs. The Company believes that the probability of being required to make any indemnification payments is remote. Therefore, no provision has been recorded for any potential indemnification payments in the accompanying condensed consolidated balance sheet.

11. Shareholders’ Equity

During the nine-month period ended April 27, 2007, the Company received proceeds of $33,013 from the exercise of options to purchase 1,078,714 shares of its common stock. During the nine-month period ended April 27, 2007, the Company had share repurchases of 5,434,774 shares of its common stock at a purchase price before fees of approximately $250,000 pursuant to a modified “Dutch Auction” tender offer in addition to open market purchases of 1,927,500 shares at an aggregate cost before fees of approximately $91,100, as discussed in Note 13.

During the nine-month period ended April 27, 2007, the Company paid dividends of $0.13 per common share on August 8, 2006 and $0.14 per common share on November 8, 2006 and February 8, 2007. The Company also declared a dividend of $0.14 per common share that was paid on May 8, 2007 in the aggregate amount of $3,450, which is recorded in other accrued expenses in the accompanying condensed consolidated balance sheet. Additionally, the Company declared a dividend of $0.14 per common share on May 25, 2007 to be paid on August 6, 2007 to shareholders of record on July 20, 2007.

During the nine-month period ended April 27, 2007, the unrealized loss, or change in value, net of tax, on the Company’s interest rate swap increased by $7,504 to $12,033 and is recognized in accumulated other comprehensive loss.

During the nine-month period ended April 27, 2007, total share-based compensation was $10,105 and the excess tax benefit from share-based compensation was $4,754. During the nine-month period ended April 28, 2006, total share-based compensation was $10,353 and the excess tax benefit from share-based compensation was $5,737.

12. Comprehensive Income

	Quarter Ended		Nine Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006

Net income	$12,325	$23,972	$134,264	$80,491
Other comprehensive loss:
Change in fair value of interest rate swap, net of tax	(4,833)	--	(7,504)	--
Total comprehensive income	$7,492	$23,972	$126,760	$80,491

13. Share Repurchases

During the second quarter of 2007, the Company’s Board of Directors authorized the repurchase of up to $350,000 of the Company’s common stock, $250,000 of which was purchased pursuant to a modified “Dutch Auction” tender offer. In that transaction, the Company repurchased 5,434,774 shares of its common stock at a purchase price of $46.00 per share. The Company also incurred related transaction fees, which were recorded as a reduction to shareholders’ equity, and resulted in an average cost of $46.03 per share for the tender offer shares. The transaction fees included the dealer manager, information agent, depositary, legal and other fees.

With regard to the remaining $100,000 authorization, during the third quarter of 2007, the Company repurchased a total of 1,927,500 shares of its common stock in the open market at an aggregate cost of approximately $91,100. The Company also incurred related transaction fees, which were recorded as a reduction to shareholders’ equity, and resulted in an average cost of $47.29 per share. As of April 27, 2007, approximately $8,900 remained available to be repurchased under the $100,000 repurchase authorization and was completed during the first week of the fourth quarter of 2007. As of April 27, 2007, the Company also had 821,081 shares remaining under repurchase authorizations previously in effect at the end of 2005.

14. Debt

Long-term debt consisted of the following at:

	April 27, 2007	July 28, 2006
Term Loan B
Payable $1,792 per quarter with the remainder due on April 27, 2013	$642,416	$723,000
3.0% Zero-Coupon Contingently Convertible Senior Notes payable on or before April 2, 2032	200,865	196,464
	843,281	919,464
Current maturities of Term Loan B	(7,168)	(8,000)
Long-term debt	$836,113	$911,464

Effective April 27, 2006, the Company entered into a $1,250,000 credit facility (the “2006 Credit Facility”) that consisted of up to $1,000,000 in term loans with a scheduled maturity date of April 27, 2013 and a $250,000 revolving credit facility expiring April 27, 2011. The 2006 Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio as specified in the agreement and maintenance of minimum interest coverage ratios. As of April 27, 2007, the Company is in compliance with all debt covenants.

Subject to there being no events of default, covenants under the 2006 Credit Facility permit the Company to declare and pay cash dividends to its stockholders as long as the Company has at least $100,000 available under its Revolving Credit Facility and the aggregate amount of such dividends paid during any fiscal year would be less than 15% of Consolidated EBITDA from continuing operations, as defined, for the fiscal year immediately preceding the fiscal year in which such dividend is paid. Additionally, the Company may increase its regular quarterly cash dividend in any fiscal quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the regular quarterly cash dividend paid in the prior fiscal quarter.

During the third quarter of 2007, pursuant to a put option, the Company repurchased $20 in principal amount at maturity of the Senior Notes. As a result, the face value of the Senior Notes at maturity is $422,030.

15. Derivative Instruments and Hedging Activities

The Company accounts for its interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The estimated fair value of this interest rate swap liability was $18,344 at April 27, 2007, representing an increase of $11,124 during the first nine months of 2007, and is included in other long-term obligations. The offset to the interest rate swap liability is in accumulated other comprehensive loss, net of the deferred tax asset. Cash flows related to the interest rate swap are included in operating activities.

16. Compensatory Plans and Arrangements

In connection with the Company’s 2006 strategic initiatives, the Compensation and Stock Option Committee of the Company’s Board of Directors approved, pursuant to the Company’s 2002 Omnibus Incentive Compensation Plan, the “2006 Success Plan” for certain officers of the Company. The maximum amount payable under the 2006 Success Plan is $6,647 by the Company. The amounts payable under the 2006 Success Plan are payable on June 6, 2007. During the third quarter of 2007, the Company recorded expense of $665 for this plan as general and administrative expenses from continuing operations and an additional $665 related to the success of the Logan’s divestiture as discontinued operations. During the first and second quarters of 2007, the Company recorded expense of $585 and $665 for this plan as general and administrative expenses from continuing operations and $586 and $664 related to the success of the Logan’s divestiture as discontinued operations, respectively. During the third and fourth quarters of 2006, the Company recorded expense of $511 and $676 for this plan as general and administrative expenses from continuing operations and $512 and $675 related to the Logan’s divestiture as discontinued operations, respectively.

17. Disposition of Logan’s

On December 6, 2006, the Company completed the sale of Logan’s for total consideration of approximately $486,000 including the proceeds from the Logan’s sale-leaseback and three Logan’s restaurant properties retained by the Company and leased back to Logan’s. During the third quarter of 2007, pursuant to the purchase price adjustment provisions of the Logan’s sale agreement related to working capital and capital expenditures as of the closing date, the Company agreed to and recorded a purchase price adjustment which reduced the proceeds and the gain on the sale by $1,276.

The Company has reported the results of operations of Logan’s through December 5, 2006 as well as certain expenses of the Company related to the divestiture of Logan’s through April 27, 2007, and for the full period ended April 28, 2006, as discontinued operations, which consist of the following:

	Quarter Ended		Nine Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Revenues	$--	$110,210	$154,529	$315,697

Income (loss) before income tax benefit (provision for income taxes) from discontinued operations	$(747)	$8,522	$7,805	$20,328
Income tax benefit (provision for income taxes)	249	(2,882)	(2,315)	(6,932)
Net income (loss) from discontinued operations	(498)	5,640	5,490	13,396
Gain on sale, net of tax benefit of $1,989 for the quarter and tax provision of $8,503 for the nine months	712	--	81,000	--
Income from discontinued operations	$214	$5,640	$86,490	$13,396

In addition, the assets and liabilities of Logan’s are aggregated and disclosed as current assets and current liabilities in the condensed consolidated balance sheet as of July 28, 2006 as follows. No assets or liabilities of Logan’s are included in the condensed consolidated balance sheet as of April 27, 2007.

July 28, 2006
Cash and cash equivalents	$1,732
Property held for sale	1,589
Receivables	3,195
Inventories	9,873
Prepaid expenses	1,601
Property and equipment, net	287,580
Goodwill	93,724
Other assets	1,928
Current assets of discontinued operations	$401,222

Accounts payable	$12,902
Other accrued expenses	23,891
Other long-term obligations	11,790
Deferred income taxes	23,062
Current liabilities of discontinued operations	$71,645

18. Subsequent Events

As stated in Note 13, during the first week of the fourth quarter, the Company completed the remaining $8,900 in purchases under the original $100,000 repurchase authorization.

During the third quarter of 2007, the Company commenced an exchange offer for all of its Senior Notes, whereby the Company offered to exchange $1 principal amount of a new issue of zero coupon senior convertible notes (“New Notes”) due 2032 plus an exchange fee for each $1 principal amount of the Senior Notes. The New Notes are substantially the same as the existing notes except that the New Notes have a net share settlement feature which will allow the Company, upon conversion of a New Note, to settle the accreted principal amount of the debt for cash and issue shares of the Company’s common stock for the conversion value in excess of the accreted value. The exchange offer expired subsequent to the end of the third quarter on April 30, 2007 and resulted in $375,931 aggregate principal amount at maturity of the Senior Notes, representing approximately 89% of the amount of the Senior Notes outstanding, being tendered and accepted in exchange for an equal principal amount of the New Notes. The exchange of the New Notes for the Senior Notes resulted in outstanding aggregate principal amount at maturity of the Senior Notes and New Notes of $46,099 and $375,931, respectively. The Company has classified the Senior Notes as long-term obligations due to the Company’s intent and ability to refinance these Senior Notes on a long-term basis.

The Senior Notes and New Notes will be redeemed on June 4, 2007. The redemption price of the Senior Notes and the New Notes, collectively, will be approximately $201,000, assuming no holders of either the Senior Notes or the New Notes convert their notes into common stock. At any time up to two business days prior to June 4, 2007, the holders of the notes can convert the notes. The conversion rate applicable to both the Senior Notes and the New Notes is 10.8584 shares of common stock per $1 principal amount at maturity. For the New Notes, the Company will settle its conversion obligations with a combination of cash and shares of common stock, if any, in lieu of only shares. Common stock will be issued upon conversion of the New Notes only to the extent that the conversion value exceeds the accreted principal amount of the New Notes. The Company will obtain funds for the redemption by drawing on its $200,000 delayed-draw term loan and using cash on hand.

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CBRL Group, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept. Prior to December 6, 2006, the Company also operated Logan’s Roadhouse® (“Logan’s”) restaurants. On that date, the Company completed the sale of Logan’s. As a result, Logan’s is presented as discontinued operations in the accompanying condensed consolidated financial statements, as are certain expenses of the Company related to the divestiture of Logan’s. All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except percentages, share and per share amounts. References in management’s discussion and analysis of financial condition and results of operations to a year are to the Company’s fiscal year unless otherwise noted.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2006 (the “2006 Form 10-K”). Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which the Company expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of the Company to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “projects,” “forecasts,” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology.

The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2006 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Policies and Estimates” on pages 22-25 of this Form 10-Q or, from time to time, in the Company’s filings with the SEC, press releases and other communications.

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

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended April 27, 2007 as compared to the same period a year ago:

	Quarter Ended		Nine Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	30.6	31.0	32.1	32.2
Gross profit	69.4	69.0	67.9	67.8

Labor and other related expenses	39.9	39.2	37.8	37.5
Other store operating expenses	18.3	17.7	17.7	17.5
Impairment and store closing charges	--	0.6	--	0.4
Store operating income	11.2	11.5	12.4	12.4

General and administrative expenses	5.7	5.8	6.0	5.8
Operating income	5.5	5.7	6.4	6.6

Interest expense	2.5	0.5	2.5	0.5
Interest income	0.4	--	0.4	--
Income before income taxes	3.4	5.2	4.3	6.1

Provision for income taxes	1.2	1.8	1.5	2.0

Income from continuing operations	2.2	3.4	2.8	4.1

Income from discontinued operations, net of tax	--	1.1	5.0	0.8

Net income	2.2%	4.5%	7.8%	4.9%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and nine-month period ended April 27, 2007 as compared to the same period a year ago:

	Quarter Ended		Nine Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Total revenue:
Cracker Barrel restaurant	81.0%	80.9%	77.6%	78.1%
Cracker Barrel retail	19.0	19.1	22.4	21.9
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table highlights the units in operation and units added for the quarter and nine-month period ended April 27, 2007 as compared to the same period a year ago:

	Quarter Ended		Nine Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Cracker Barrel:
Open at beginning of period	552	540	543	529
Opened during period	5	6	14	17
Closed during period	--	(7)	--	(7)
Open at end of period	557	539	557	539

Average unit volumes include sales of all stores and are measured on comparable calendar weeks in the prior year. The following table highlights average unit volumes from continuing operations for the quarter and nine-month period ended April 27, 2007 as compared to the same period a year ago:

	Quarter Ended		Nine Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Cracker Barrel
Net revenue:
Restaurant	$801.5	$802.9	$2,427.1	$2,408.4
Retail	187.6	189.4	698.9	676.2
Total net revenue	$989.1	$992.3	$3,126.0	$3,084.6

Total Revenue

Total revenue for the third quarter of 2007 increased 2.8% compared to the prior year third quarter. For the third quarter ended April 27, 2007, Cracker Barrel comparable store restaurant sales remained flat and comparable store retail sales decreased 0.9% resulting in a combined comparable store sales (total net sales) decrease of 0.2%. The comparable store restaurant sales consisted of a 1.4% average check increase for the quarter (including a 1.5% average menu price increase) and a 1.4% guest traffic decrease. We believe that the comparable store retail sales decrease is due to smaller clearance sales during the quarter and restaurant guest traffic decreases partially offset by improved merchandise selection. Both comparable store restaurant and retail sales were unfavorably affected by more severe winter weather in the quarter this year than last year. Sales from newly opened Cracker Barrel stores accounted for the balance of the total revenue increase in the third quarter.

Total revenue for the nine-month period ended April 27, 2007 increased 3.8% compared to the nine-month period ended April 28, 2006. For the nine-month period ended April 27, 2007, Cracker Barrel comparable store restaurant sales increased 0.6% and comparable store retail sales increased 3.4% resulting in a combined comparable store sales (total net sales) increase of 1.2%. The comparable store restaurant sales increase consisted of a 1.2% average check increase for the nine months (including a 1.2% average menu price increase) and a 0.6% guest traffic decrease. We believe that the comparable store retail sales increase is due to a more appealing retail merchandise selection, particularly for seasonal merchandise, than in the prior year. Sales from newly opened Cracker Barrel stores accounted for the balance of the total revenue increase in the nine-month period ended April 27, 2007.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue for the third quarter of 2007 decreased to 30.6% from 31.0% in the third quarter of the prior year. This decrease was due to lower retail costs of goods due to lower markdowns of retail merchandise and higher initial mark-ons of retail merchandise versus the prior year. Higher restaurant product costs, primarily reflecting commodity inflation, were partially offset by higher restaurant menu pricing.

Cost of goods sold as a percentage of total revenue for the nine-month period ended April 27, 2007 decreased to 32.1% from 32.2% in the nine-month period ended April 28, 2006. The decrease is due to higher menu pricing partially offset by higher markdowns of retail merchandise and a shift in the mix of sales versus prior year from restaurant sales toward retail sales, the latter of which typically have a higher cost of sales.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and other related expenses as a percentage of total revenue increased to 39.9% in the third quarter this year from 39.2% in the prior year. This increase was due to higher hourly labor and management costs and higher group health insurance costs partially offset by a refund of prior years’ workers compensation expenses received in the third quarter of 2007. The increase in hourly labor costs is due to wage inflation including the effect of certain state minimum wage increases on cash wages paid to tipped employees that went into effect January 1, 2007.

Labor and other related expenses as a percentage of total revenue increased to 37.8% in the nine-month period ended April 27, 2007 as compared to 37.5% in the nine-month period ended April 28, 2006. This increase was due to higher hourly labor costs due to wage inflation and the effect of higher management staffing levels as a percent of revenues versus the prior year partially offset by lower workers compensation expenses.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses. Other store operating expenses increased as a percentage of total revenue to 18.3% in the third quarter of 2007 from 17.7% in the third quarter of the prior year. This increase was due to higher general insurance expense, advertising expense, and maintenance expense as a percent of revenue partially offset by a gain on disposition of property and the refund of prior years’ sales taxes paid on operating supplies.

Other store operating expenses as a percentage of total revenue increased to 17.7% in the nine-month period ended April 27, 2007 as compared to 17.5% in the nine-month period ended April 28, 2006. Higher general insurance expense as a result of revised actuarial estimates and property insurance costs were partially offset by the non-recurrence of hurricane-related costs and the recording of the gain on the Visa/MasterCard litigation settlement in the second quarter of 2007.

Impairment and Store Closing Charges

The Company did not incur any impairment losses or store closing charges in the nine months ended April 27, 2007. During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan's restaurants, which resulted in impairment charges of $6,765. Of this total, $3,705 related to impairment charges from continuing operations. The impaired locations were closed early in the quarter ended April 28, 2006 and were classified at that time as held for sale and were remeasured at their fair value less cost to sell. Additionally, during the quarter ended April 28, 2006, the Company recorded an impairment loss from continuing operations of $837 for its management trainee housing facility. The total impairment and store closing costs recorded in the quarter and nine months ended April 28, 2006 were $3,596 and $10,361, respectively. Included in these amounts for the quarter and nine months ended April 28, 2006 were $3,156 and $6,861, respectively, for impairment and store closing costs from continuing operations. See Note 8 to the accompanying Condensed Consolidated Financial Statements for more details surrounding the impairment and store closing charges.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 5.7% in the third quarter of 2007 compared to 5.8% in the third quarter of the prior year. The decrease is due to the gain on the sale of one of the Logan’s properties the Company had retained and leased back to Logan’s partially offset by an increase in bonus accruals. The increase in the bonus accruals reflects better performance against financial objectives in the third quarter of 2007 versus prior year.

General and administrative expenses as a percentage of total revenue increased to 6.0% in the nine-month period ended April 27, 2007 as compared to 5.8% in the nine-month period ended April 28, 2006. The increase was due to an increase in bonus accruals. The increase in the bonus accruals reflected better performance against financial objectives in the first nine months of 2007 versus prior year and the declaration and payment of discretionary bonuses for certain executives in the first quarter of 2007, as well as certain bonus plans established in the third quarter of 2006 related to strategic initiatives.

Interest Expense

Interest expense as a percentage of total revenue increased to 2.5% in the third quarter of 2007 as compared to 0.5% in the third quarter of last year. The increase in interest expense was due to the Company’s 2006 recapitalization and corresponding higher debt levels.

Interest expense as a percentage of total revenue increased to 2.5% in the nine-month period ended April 27, 2007 as compared to 0.5% in the nine-month period ended April 28, 2006. The increase in interest expense was due to the Company’s 2006 recapitalization and corresponding higher debt levels.

Interest Income

Interest income increased to $2,199 in the third quarter of 2007 as compared to $0 in the third quarter of last year. The increase in interest income was due to the increase in average funds available for investment as a result of the proceeds from the divestiture of Logan’s and a higher level of cash-on-hand at the start of the third quarter of 2007 versus the prior year.

Interest income increased to $6,654 in the first nine months of 2007 as compared to $93 in the first nine months of the prior year. The increase in interest income was due to the increase in average funds available for investment as a result of the proceeds from the divestiture of Logan’s and a higher level of cash-on-hand at the start of 2007 versus the prior year.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 34.4% in the third quarter and 35.1% in the first nine months of 2007 as compared to 33.6% in the third quarter a year ago and 34.1% in the first nine months of 2006. The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset partially by employer tax credits. The decrease in the provision for income taxes as a percent of pre-tax income from the first nine months of 2006 was due to higher effective state taxes.

Liquidity and Capital Resources

The Company's operating activities from continuing operations provided net cash of $100,012 for the nine-month period ended April 27, 2007, which represented an increase from the $77,845 provided during the same period a year ago. This increase was due to a smaller decrease in accounts payable as compared to the previous year and an increase in accrued employee compensation as compared to a decrease in the previous year. These increases were partially offset by lower income from continuing operations as a result of higher interest expense related to the Company’s recapitalization and higher indebtedness and a smaller decrease in inventories from year end as compared to the previous year. The change in accounts payable was primarily due to the timing of payments this year compared with the timing of payments last year.

The Company had positive working capital of $58,982 at April 27, 2007 versus negative working capital of $6,280 at July 28, 2006. The working capital at both July 28, 2006 and April 27, 2007 reflects only current assets and liabilities from continuing operations. The change in working capital compared with July 28, 2006 reflected higher cash and cash equivalents as a result of the proceeds from Logan’s sale-leaseback and the sale of Logan’s and prepaid expenses and lower accounts payable, taxes withheld and accrued, accrued employee compensation and accrued employee benefits partially offset by higher income taxes payable and deferred revenues and lower inventories. In the restaurant industry, substantially all sales are either for cash or credit card. Like many other restaurant companies, the Company is able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through the Company's principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and payment of certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

Capital expenditures for continuing operations were $66,695 for the nine-month period ended April 27, 2007 as compared to $64,290 during the same period a year ago. Construction of new locations accounted for most of the expenditures. Capitalized interest, excluding Logan’s, was $171 and $609 for the quarter and nine-month period ended April 27, 2007, as compared to $76 and $263 for the quarter and nine-month period ended April 28, 2006. These differences were due to higher interest rates versus the same period a year ago.

On December 6, 2006, the Company closed its sale of Logan’s for total consideration of approximately $486,000, including the proceeds from the Logan’s sale-leaseback and three Logan’s restaurant properties retained by the Company and leased back to Logan’s. During the third quarter of 2007, pursuant to the purchase price adjustment provisions of the Logan’s sale agreement related to working capital and capital expenditures as of the closing date, the Company agreed to and recorded a purchase price adjustment which reduced the proceeds and the gain on the sale by $1,276. The net cash proceeds were used to fund its modified $250,000 “Dutch Auction” tender offer, open market share repurchases and, along with cash on hand, payment of debt of $75,000. Remaining proceeds, together with cash on hand or cash generated from operations, will be used for open market share repurchases during the remainder of 2007 and to fund taxes related to the Logan’s divestiture.

During the quarter ended January 26, 2007, the Company repurchased 5,434,774 shares of its common stock pursuant to its modified “Dutch Auction” tender offer for a total purchase price of approximately $250,000 before fees. During the third quarter of 2007, as part of its previously announced $100,000 share repurchase authorization, the Company repurchased a total of 1,927,500 shares of its common stock in the open market at an aggregate cost of approximately $91,100. As of April 27, 2007, approximately $8,900 remains available to be repurchased under the $100,000 repurchase authorization and was completed during the first week of the fourth quarter of 2007. As of April 27, 2007, the Company also had 821,081 shares remaining under repurchase authorizations previously in effect at the end of 2005. The Company also is authorized to repurchase any shares issued in connection with the redemption of its convertible debt, which has been called with a redemption date of June 4, 2007. The Company presently expects to repurchase the remaining 821,081 shares and any shares issued in connection with the redemption of its convertible debt during the fourth quarter of 2007. The Company’s principal criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by the Company’s debt covenants under the 2006 Credit Facility.

During the nine-month period ended April 27, 2007, the Company received proceeds of $33,013 from the exercise of options to purchase 1,078,714 shares of its common stock. During the nine-month period ended April 27, 2007, the Company paid dividends of $0.13 per common share on August 8, 2006 and $0.14 per common share on November 8, 2006 and February 8, 2007. The Company also declared a dividend of $0.14 per common share that was paid on May 8, 2007 in the amount of $3,450. Additionally, the Company declared a dividend of $0.14 per common share on May 25, 2007 to be paid on August 6, 2007 to shareholders of record on July 20, 2007.

The Company's internally generated cash and cash generated by option exercises, along with cash at July 28, 2006, the Logan’s divestiture proceeds, the Company’s availability under the 2006 Credit Facility and its real estate operating lease arrangements, were sufficient to finance all of its growth, the $250,000 “Dutch Auction” tender offer, open market share repurchases, dividend payments and working capital needs in the first nine months of 2007.

The Company estimates that its capital expenditures (purchase of property and equipment) for 2007 will be approximately $90,000, most of which will be related to the acquisition of sites and construction of 19 new Cracker Barrel stores and openings that will occur during 2007, as well as construction costs for locations to be opened in 2008.

Management believes that cash at April 27, 2007, including the cash proceeds from the Logan’s divestiture transaction, cash generated from the Company’s operating activities, stock option exercises and available borrowings under the 2006 Credit Facility, will be sufficient to finance its continued operations, its remaining share repurchase authorizations, its continued expansion plans, its redemption of its senior convertible notes, its principal payments on its debt and its dividend payments for at least the next twelve months and thereafter for the foreseeable future. At April 27, 2007, the Company had $206,048 available under its revolving credit facility.

Subject to there being no events of default, covenants under the 2006 Credit Facility permit the Company to declare and pay cash dividends to its stockholders as long as the Company has at least $100,000 available under its Revolving Credit Facility and the aggregate amount of such dividends paid during any fiscal year would be less than 15% of Consolidated EBITDA from continuing operations, as defined, for the fiscal year immediately preceding the fiscal year in which such dividend is paid. Additionally, the Company may increase its regular quarterly cash dividend in any fiscal quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the regular quarterly cash dividend paid in the prior fiscal quarter.

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

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 2 to the Company's Consolidated Financial Statements contained in the 2006 Form 10-K). Actual results could differ from those estimates. Critical accounting policies are those that:

•	management believes are most important to the portrayal of the Company's financial condition and operating results, and
•	require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Impairment or Disposal of Long-Lived Assets,” the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. In addition, the recoverability test considers the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or over the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from value impairment is recognized by a charge to earnings. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge. From time to time the Company has decided to exit from or dispose of certain operating units. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances, management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. The Company recorded no impairment losses in the nine months ended April 27, 2007.

During the quarter ended January 27, 2006, the Company decided to close seven Cracker Barrel stores and three Logan’s restaurants, which resulted in impairment charges of $6,765. Of this total, $3,705 related to impairment charges from continuing operations. These impairments were recorded based upon the lower of unit carrying amount or fair value. The impaired locations were closed early in the quarter ended April 28, 2006 and were classified at that time as held for sale and were remeasured at their fair value less cost to sell. The locations were closed due to weak financial performance, an unfavorable outlook, and relatively positive prospects for proceeds from disposition for certain locations. Additionally, during the quarter ended April 28, 2006, the Company recorded an impairment loss for its Cracker Barrel management trainee housing facility. The total impairment loss from continuing operations related to property and equipment recorded in the quarter ended April 28, 2006 was $837.

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

Inventory Shrinkage

Cost of sales includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method. During the quarter ended October 27, 2006, an estimate of shrink was recorded based on the physical inventory counts observed at the end of fiscal 2006. During the quarter ended January 26, 2007, Cracker Barrel performed physical inventory counts in approximately 29% of its stores and in its retail distribution center. Actual shortages were recorded in the quarter ended January 26, 2007 for those stores that were counted. An estimate of shortages was recorded for the remaining stores based on the results of the physical inventory counts. This methodology was consistent with Cracker Barrel’s practice in prior years. During the quarter ended April 27, 2007, Cracker Barrel performed physical inventory counts in approximately 18% of its stores in addition to the approximately 29% performed in the second quarter of 2007. Actual shortages through their third quarter count date were recorded in the quarter when those stores were counted. An estimate of shortages was recorded for the remaining stores based on the results of the physical inventory counts. The remaining stores will be counted in the fourth quarter of 2007 and the estimated shortages for these stores will be adjusted to actual at that time. During the third quarter of 2007, Cracker Barrel changed its method for calculating inventory shrinkage for the time period between physical inventory counts by using a three-year average of the results from the current year physical inventory and the previous two physical inventories. The impact of this change on the Company’s consolidated financial statements was immaterial for the quarter ended April 27, 2007. For the 29% of stores counted in the second quarter of 2007, their third quarter shrink was estimated using this new three-year method. For the 18% of stores counted in the third quarter of 2007, their shrink after their inventory counts until the end of the third quarter was estimated using this same new three-year method. Actual shrinkage recorded upon physical inventory counts may produce materially different amounts of shrinkage than estimated by the Company for the quarters ended October 27, 2006, January 26, 2007 and April 27, 2007 and prior years.

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

SFAS No. 123R also requires that compensation expense be recognized for only the portion of options that are expected to vest. Therefore, an estimated forfeiture rate derived from historical employee termination behavior, grouped by job classification, is applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award were, in-substance, multiple awards. Management updates the estimated forfeiture rate to actual on each of the vesting dates and adjusts compensation expense accordingly, so that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of April 27, 2007, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 27, 2007 in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2007 is incorporated in this item of this Quarterly Report by reference.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended April 27, 2007 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/27/07 - 2/23/07	1,052,500	$47.39	1,052,500	Not determinable (2)
2/24/07 - 3/23/07	875,000	$47.18	875,000	Not determinable (2)
3/24/07 - 4/27/07	--	$--	--	Not determinable (2)
Total for the quarter	1,927,500	$47.29	1,927,500	Not determinable (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.
(2)
On February 25, 2005, the Company announced a 2,000,000 share common stock repurchase program with no expiration date, of which 821,081 shares remain available to be repurchased. Additionally, on December 6, 2006, the Company announced an open market stock repurchase program of up to an additional $100,000 of the Company’s common stock to be commenced with no expiration date, of which approximately $8,900 remained available to be repurchased at April 27, 2007. As stated in Notes 13 and 18 to the condensed consolidated financial statements, this remaining $8,900 authorization was completed during the first week of the fourth quarter.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  CBRL GROUP, INC.

Date: 6/1/07                   By /s/Lawrence E. White
Lawrence E. White, Senior Vice President, Finance
    and Chief Financial Officer

Date: 6/1/07                               By /s/Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax
    and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.    Description

31                Rule 13a-14(a)/15d-14(a) Certifications

32                Section 1350 Certifications