Form 10-K
period 2007-08-03
CBRL GROUP INC
filed 2007-10-02
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the fiscal year ended August 3, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes __ No X

The aggregate market value of voting stock held by nonaffiliates of the registrant, by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter which ended January 26, 2007, was $1,194,552,449.  For purposes of this computation, all directors, executive officers and 10% beneficial owners of the registrant are assumed to be affiliates.  This assumption is not a conclusive determination for purposes other than this calculation.

As of September 25, 2007, there were 23,726,030 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions		Part of Form 10-K
are Incorporated by Reference		into which incorporated

1.	Annual Report to Shareholders	Part II
for the fiscal year ended
August 3, 2007 (the “2007 Annual Report”)

2.	Proxy Statement for Annual	Part III
Meeting of Shareholders
to be held November 29, 2007
(the “2007 Proxy Statement”)

PART I
PAGE

ITEM 1. BUSINESS	6
ITEM 1A. RISK FACTORS	12
ITEM 1B. UNRESOLVED STAFF COMMENTS	21
ITEM 2. PROPERTIES	21
ITEM 3. LEGAL PROCEEDINGS	22
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	25
ITEM 6. SELECTED FINANCIAL DATA	26
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	26
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	26
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE	26
ITEM 9A. CONTROLS AND PROCEDURES	26
ITEM 9B. OTHER INFORMATION	28

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE	29
ITEM 11. EXECUTIVE COMPENSATION	29
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT	29
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE	29
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	29

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	30

SIGNATURES	31

INTRODUCTION

General

This report contains references to years 2007, 2006, 2005, 2004, and 2003, which represent fiscal years ending or ended August 3, 2007, July 28, 2006, July 29, 2005, July 30, 2004, and August 1, 2003, respectively.  All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.

Forward Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that CBRL Group, Inc. (the “Company”) expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.   All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those listed in Part I, Item 1A below, all of which are incorporated herein by reference, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Estimates” in that portion of the 2007 Annual Report that is incorporated by reference into Part II, Item 7 below or, from time to time, in our filings with the SEC, press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date.  We have no obligation, and do not intend, to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any future public disclosures that we may make on subjects related to those discussed in this document.

PART I

ITEM 1. BUSINESS

OVERVIEW

CBRL Group, Inc. (“we,” “us,” “our” or the "Company") is a holding company that, through subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® restaurant and retail concept.  Prior to December 6, 2006, we also operated Logan’s Roadhouse® (“Logan’s”) restaurants.  On that date, we completed the sale of Logan’s.  We were organized under the laws of the state of Tennessee in August 1998 and maintain an Internet website at cbrlgroup.com.  We make available free of charge on or through our Internet website our periodic and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

2006 – 2007 Strategic Initiatives

During 2007, we completed the strategic initiatives that we began in 2006, which included the divestiture of Logan’s, substantial share repurchases financed by an increase in total debt, and the redemption of our convertible debt.

Divestiture of Logan’s

On December 6, 2006, we completed the sale of Logan’s, for total consideration of approximately $485,000 after post-closing adjustments for working capital and capital expenditures as provided in the sale agreement.  The net cash proceeds of the sale of Logan’s were used to fund $350,000 of share repurchases and, along with cash on hand, to pay down $75,000 of debt and to pay taxes.

Share Repurchases

During 2007, we repurchased 8,774,430 shares of our common stock in a series of transactions.  These repurchases required a cash outlay of approximately $405,000.  Our principal criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt covenants under our credit facility.

Redemption of Convertible Debt

During 2007, we redeemed our then outstanding $422,030 (face value at maturity) zero coupon convertible notes.  The redemption took place after we exchanged notes having a net share settlement feature for $375,931 (face value at maturity) of the previously existing notes.  The net share settlement feature allowed us, upon conversion of a note, to settle the accreted principal amount of the debt for cash and issue shares of our common stock for the conversion value in excess of the accreted value.

In connection with our redemption of the convertible notes, holders of approximately $401,000 principal amount at maturity outstanding elected to convert their notes into common stock rather than have them redeemed.  Each $1 (face value at maturity) of notes was convertible into 10.8584 shares (or equivalent value) of our common stock.  We issued 395,775 shares (which subsequently were repurchased and were a part of the repurchases described above) of our common stock upon conversion and paid approximately $189,000 in cash to redeem the notes.  We obtained funds for the redemption by drawing on our delayed-draw term loan facility and using cash on hand.

OPERATIONS

Cracker Barrel Old Country Store, Inc. (“Cracker Barrel”), headquartered in Lebanon, Tennessee, through its various affiliates, as of September 28, 2007, operated 565 full-service "country store" restaurants and gift shops in 41 states.  Cracker Barrel stores are intended to appeal to both the traveler and the local customer and consistently have been a consumer favorite.  During 2007, for the 17th consecutive year, Cracker Barrel was named the “Best Family Dining Restaurant” in the Restaurants & Institutions magazine “Choice in Chains” annual consumer survey.  For the 14th consecutive year, Cracker Barrel was ranked as the “Best Restaurant Chain” by Destinations magazine poll.  For the 6th consecutive year, Cracker Barrel was named “The Most RV Friendly Sit-Down Restaurant in America” by The Good Sam Club.  In 2007, Cracker Barrel was ranked as the number one restaurant in the casual dining category in the Kanbay Research Institute Competitive Advantage Report.  In addition, Cracker Barrel was the top-ranked family dining restaurant in the service and facilities categories and ranked second overall in the Zagat Full Service Survey 2007.

Store Format: The format of Cracker Barrel stores consists of a trademarked rustic, old country-store design with a separate retail area offering a wide variety of decorative and functional items featuring rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods, including various old fashioned candies and jellies among other things.   All stores are freestanding buildings.  Store interiors are subdivided into a dining room consisting of approximately 27% of the total interior store space, and a retail shop consisting of approximately 22% of such space, with the balance primarily consisting of kitchen, storage and training areas.  All stores have stone fireplaces, which burn wood except where not permitted. All are decorated with antique-style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests waiting for a table and are sold by the retail shop.  The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

Products:  Cracker Barrel's restaurant operations, which generated approximately 78% of Cracker Barrel’s total revenue in 2007, offer home-style country cooking featuring Cracker Barrel’s own recipes that emphasize authenticity and quality.  Except for Christmas day, when they are closed, and Christmas Eve when they close at 2:00 p.m., Cracker Barrel restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays).  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages.  Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Prices for a breakfast meal range from $2.29 to $8.49, and the breakfast day-part (until 11:00 a.m.) accounted for approximately 23% of restaurant sales in 2007, while lunch (11:00 a.m. to 4:00 p.m.) and dinner (4:00 p.m. to close) day-parts reflected approximately 37% and 40% of restaurant sales, respectively, in 2007.  Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens.  Cracker Barrel may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  Lunches and dinners range in price from $3.69 to $12.99.   Cracker Barrel’s menu has daily dinner features that showcase a popular dinner entrée for each day of the week.  There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest for 2007 was $8.31, which represents a 1.4% increase over the prior year.

Cracker Barrel also offers items for sale in the retail store that are also featured on, or related to, the restaurant menu, such as pies or cornbread and pancake mixes.  The retail operations, which generated approximately 22% of Cracker Barrel’s total revenue in 2007, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CDs, cookware, old-fashioned-looking ceramics, figurines, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves, syrups and other food items.  The typical Cracker Barrel retail shop features approximately 3,400 SKU’s.  Many of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that Cracker Barrel achieves high retail sales per square foot as compared to mall stores (over $429 per square foot of retail selling space in 2007 on a 53-week basis) both by offering appealing merchandise and by having a significant source of retail customers from the high volume of restaurant customers - an average of approximately 7,600 per week in a typical store in 2007.  The substantial majority of sales in the retail area are estimated to be to customers who also are guests in the restaurant.

Product Development and Merchandising:  Cracker Barrel maintains a product development department, which develops new and improved menu items in response either to shifts in customer preferences or to create customer interest.  Coordinated seasonal promotions are used regularly in the restaurants and retail shops.  The Cracker Barrel merchandising department attempts to select merchandise for the retail shop that reinforces the nostalgic theme of the restaurant.   In 2007, Cracker Barrel continued to honor the authentic connection between country music’s past and present by releasing exclusive music projects with Josh Turner, Merle Haggard and the Songs Of The Year CD.  These recordings feature new music from Josh Turner, Merle Haggard, Trace Adkins, Trisha Yearwood and George Jones among other notable country and western recording artists.  Another Cracker Barrel exclusive, The Grand Ole Opry® Live Classics CD series, showcases 60 previously unreleased live recordings by some of the Opry’s biggest stars including Patsy Cline, Loretta Lynn, Johnny Cash, George Jones, Dolly Parton and Waylon Jennings.

Store Management and Quality Controls: Cracker Barrel store management, typically consisting of one general manager, four associate managers and one retail manager, is responsible for an average of 105 employees on two shifts.  The relative complexity of operating a Cracker Barrel store requires an effective management team at the individual store level.  As a motivation to store managers to improve sales and operational performance, Cracker Barrel maintains a bonus plan designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plan also rewards managers who achieve specific operational targets.  To assure that individual stores are operated at a high level of quality, Cracker Barrel emphasizes the selection and training of store managers.  It also employs district managers to support individual store managers and regional vice presidents to support individual district managers.  A district manager’s individual span of control typically is seven to eight individual restaurants, and regional vice presidents support seven to nine district managers.  Each store is assigned to both a restaurant and a retail district manager and each district is assigned to both a restaurant and a retail regional vice president.  The various levels of restaurant and retail management work closely together.

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

Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to specification, price and other material terms of most food purchases.  Cracker Barrel is a party to a prime vendor contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendalville, Indiana; and Ft. Mill, South Carolina. This vendor’s contract currently runs through July 2013 with scheduled annual fee increases.  The contract requires Cracker Barrel to pay for market fuel prices that exceed certain designated prices.  Conversely, Cracker Barrel is required to be reimbursed for market fuel pricing that is below a designated price.  The contract will remain in effect until both parties mutually modify it in writing or until terminated by a material breach of any obligations by either Cracker Barrel or the distributor.  Cracker Barrel purchases the majority of its food products and restaurant supplies on a cost-plus basis through this unaffiliated distributor.  The distributor is responsible for placing food orders, warehousing and delivering food products to Cracker Barrel’s stores.  Deliveries generally are made once per week to the individual stores.  Certain perishable food items are purchased locally by Cracker Barrel stores.

Four food categories (dairy (including eggs), beef, pork and poultry) accounted for the largest shares of Cracker Barrel’s food purchasing expense at approximately 14%, 13%, 11% and 9%, respectively, in 2007, but each category does include several individual items.  The single food item within these categories, accounting for the largest share of Cracker Barrel's food purchasing expense, was chicken tenderloin at approximately 6% of food purchases in 2007. Cracker Barrel purchases its chicken tenderloin through two vendors.  Cracker Barrel purchases its beef through nine vendors, pork through nine vendors, and poultry through seven vendors. Eggs are purchased through two vendors.  Dairy is purchased through numerous vendors including local vendors.  Should any food items from a particular vendor become unavailable, management believes that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices.

The majority of retail items (approximately 77% in 2007) are centrally purchased directly by Cracker Barrel from domestic and international vendors and warehoused at Cracker Barrel’s Lebanon distribution center. The distribution center is a 367,200 square foot warehouse facility with 36 foot ceilings and 170 bays, and includes an additional 13,800 square feet of office and maintenance space.  The distribution center fulfills retail item orders generated by Cracker Barrel’s automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  The freight line contract, which currently runs through 2010, requires Cracker Barrel to pay for market fuel prices that exceed certain designated prices.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly from Cracker Barrel’s vendors to its stores.  Approximately 30% of Cracker Barrel’s retail purchases in 2007 were directly from vendors in the People’s Republic of China.  Cracker Barrel has a relationship with a foreign buying agency to source purchased product, monitor quality control and supplement product development.

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

Guest Satisfaction: Cracker Barrel is committed to providing its guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment, in a way that evokes memories of the past.  Cracker Barrel’s commitment to offering guests a quality experience begins with its employees.  Its mission statement, “Pleasing People,” embraces guests and employees alike, and Cracker Barrel’s employees are trained on the importance of that mission in a culture of mutual respect.  Cracker Barrel also is committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality.  Through the regular use of guest surveys and store visits by its district managers and regional vice presidents, management receives valuable feedback, which it uses in its ongoing efforts to improve the stores and to demonstrate Cracker Barrel’s continuing commitment to pleasing its guests.  Cracker Barrel also has for many years had a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up.  Cracker Barrel has public notices in its menus, on its website and posted in its restaurants informing customers and employees about how to contact Cracker Barrel by Internet or toll-free telephone number with questions, complaints or concerns regarding services or products.  Cracker Barrel conducts training in how to gather information and investigate and resolve customer concerns. This is accompanied by comprehensive training for all store employees on Cracker Barrel’s public accommodations policy and its commitment to "pleasing people."  In 2005, Cracker Barrel implemented an anonymous, unannounced, third-party store testing program to ensure compliance with its guest satisfaction policies and commitments.  In 2006, Cracker Barrel introduced an improved interactive voice response (“IVR”) system to monitor operational performance and guest satisfaction at all stores on an ongoing basis.  Cracker Barrel has used an IVR system in the past to monitor the performance of new restaurants and to provide insight into the performance of under-performing stores.

Marketing: Outdoor advertising (i.e., billboards and state department of transportation signs) is the primary advertising medium utilized to reach consumers in the primary trade area for each Cracker Barrel store and also to reach interstate travelers and tourists.  Outdoor advertising accounted for approximately 64% of advertising expenditures in 2007, with approximately 1,500 billboards at year-end.  In recent years Cracker Barrel has utilized other types of media, such as radio and print, in its core markets to maintain customer awareness, and outside of its core markets to increase brand awareness and to build guest loyalty.  Cracker Barrel defines its core markets based on average weekly sales, geographic location, and longevity and brand awareness in the market.  Cracker Barrel plans to spend approximately 1.8% of Cracker Barrel’s revenues on advertising in 2008.  Outdoor advertising is expected to represent approximately 60% of advertising expenditures in 2008.  Cracker Barrel plans to increase broadcast advertising as a percentage of the overall budget as it plans to implement a test of TV and radio advertising during 2008.

UNIT DEVELOPMENT

We opened 19 new Cracker Barrel stores in 2007.  We plan to open 20 new stores during 2008, four of which already were open as of September 28, 2007.

Stores are located primarily along interstate highways; however, as of September 28, 2007, 71 of our stores are located near "tourist destinations" or are considered “off-interstate” stores.  In 2008, Cracker Barrel intends to open approximately 45% of its new stores along interstate highways as compared to 68% in 2007.  We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and to increase sales through TV and/or radio advertising by having more units in media markets where satisfactory interstate locations may not be available.  We also seek to develop new markets through both interstate and off-interstate locations.  We have identified approximately 650 trade areas for potential future development with characteristics that appear to be consistent with those believed to be necessary to support successful Cracker Barrel units.

Of the 565 Cracker Barrel stores open as of September 28, 2007, 404 are owned, while the other 161 properties are either ground leases or ground and building leases.  The current Cracker Barrel store prototype is approximately 10,000 square feet including approximately 2,100 square feet in the retail selling space.  The prototype has approximately 200 seats in the restaurant.

EMPLOYEES

As of August 3, 2007, we employed approximately 64,000 people, of whom 531 were in advisory and supervisory capacities, 3,445 were in store management positions and 41 were officers.  Many restaurant personnel are employed on a part-time basis.  None of our employees are represented by any union, and management considers its employee relations to be good.

COMPETITION

The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, location, personnel, concept, attractiveness of facilities, and effectiveness of advertising and marketing.  We compete with a number of national and regional restaurant chains as well as locally owned restaurants.  The restaurant business is often affected by changes in consumer taste; national, regional, or local economic conditions; demographic trends; traffic patterns; the type, number, and location of competing restaurants; and consumers’ discretionary purchasing power.  In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

RAW MATERIALS SOURCES AND AVAILABILITY

Essential restaurant supplies and raw materials are generally available from several sources.  However, in the restaurants, certain branded items are single source products or product lines.  Generally, we are not dependent upon single sources of supplies or raw materials.  Our ability to maintain consistent quality throughout our restaurant system depends in part upon our ability to acquire food products and related items from reliable sources.  When the supply of certain products is uncertain or prices are expected to rise significantly, we may enter into purchase contracts or purchase bulk quantities for future use.

Adequate alternative sources of supply, as well as the ability to adjust menus if needed, are believed to exist for substantially all restaurant products.  Our retail supply chain generally involves longer lead-times and, often, more remote sources of product, including the People’s Republic of China, and most of our retail product is distributed to our stores through a single distribution center.  Although disruption of our retail supply chain could be difficult to overcome, we continuously evaluate the potential for disruptions and ways to mitigate them should they occur.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a significant impact on our operations; however, we cannot predict the effect of possible future environmental legislation of regulations on our operations.

TRADEMARKS

We deem the various Cracker Barrel trademarks and service marks that we own to be of substantial value.  Our policy is to obtain federal registration of trademarks and other intellectual property whenever possible and to pursue vigorously any infringement of trademarks.

RESEARCH AND DEVELOPMENT

While research and development are important to us, these expenditures have not been material due to the nature of the restaurant and retail industry.

SEASONAL ASPECTS

Historically, our profits have been lower in the first three fiscal quarters and highest in the fourth fiscal quarter, which includes much of the summer vacation and travel season.  We attribute these variations primarily to the increase in interstate tourist traffic and propensity to dine out during the summer months, whereas after the school year begins and as the winter months approach, there is a decrease in interstate tourist traffic and less of a tendency to dine out due to inclement weather.  Our retail sales historically have been highest in our second fiscal quarter, which includes the Christmas holiday shopping season.

WORKING CAPITAL

In the restaurant industry, substantially all sales transactions occur either in cash or by third-party credit card.  Like most other restaurant companies, we are able to, and may often, operate with a working capital deficit.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed through normal trade credit.  Because of our retail operations, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid product turnover of the restaurant inventory.  Employee compensation and benefits payable generally may be related to weekly, bi-weekly or semi-monthly pay cycles, and many other operating expenses have normal trade terms.

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

The casual dining sector of the restaurant industry is intensely competitive, and we face many well-established competitors.  We compete within each market with national and regional restaurant chains and locally-owned restaurants.  Competition from other regional or national restaurant chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  However, we also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry.  Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away some customers or employees or by aggressive and costly advertising, promotional or hiring practices.  We compete primarily on the quality, variety and value perception of menu and retail items, the number and location of restaurants, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs.  We anticipate that intense competition will continue with respect to all of these factors.  We also compete with other restaurant chains and other retail businesses for quality site locations and management and hourly employees, and competitive pressures could affect both the availability and cost of those important resources.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

Our business is affected by changes in consumer preferences and discretionary spending.

Our success depends, in part, upon the popularity of our food and retail products.  Shifts in consumer preferences away from our restaurants or food or retail items would harm our business.  It is difficult to predict what merchandise consumers will demand, particularly merchandise that is trend driven.  Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to address consumer concerns effectively, could adversely affect short-term and long-term results because a substantial part of our business is dependent on our ability to make trend-right decisions for a wide variety of food items and merchandise.  Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income.  Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like those that followed the terrorist attacks on the United States on September 11, 2001 and Hurricanes Katrina and Rita in September 2005.  In addition, recent increases in fuel and other energy prices as well as consumer uncertainty that has accompanied the recent home mortgage and credit “crisis” and general weakness in housing markets could result in decreases in discretionary consumer spending.  Any material decline in consumer confidence or the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

The price and availability of food, ingredients and utilities used by our restaurants or merchandise sold in our retail shop could adversely affect our revenues and results of operations.

We are subject to the general risks of inflation; however, our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities, retail merchandise, and other related costs over which we may have little control.  Fluctuations in economic conditions, weather and demand can adversely affect the availability, quality and cost of the ingredients and products that we buy.  We require fresh produce, dairy products and meat, and therefore are subject to the risk that shortages or interruptions in supply of these food products could develop.  Our operating margins are subject to changes in the price and availability of food commodities.  For example, the recent focus on ethanol as a fuel, as well as the emergence of China as a major consumer of food products, has placed tremendous demands (with attendant supply and price pressures) for corn and dairy products, which in turn increase feed costs for poultry and livestock.  The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  Our operating margins are also affected by fluctuations in the price of utilities such as natural gas, whether as a result of inflation or otherwise, on which the locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations.  In addition, because we provide a moderately-priced product, we may not seek to or be able to pass along price increases to our guests sufficient to offset cost increases.

We are dependent on attracting and retaining qualified employees while also controlling labor costs.

Our performance is dependant on attracting and retaining a large and growing number of qualified restaurant personnel.  Availability of staff varies widely from location to location.  Many staff members are in entry-level or part-time positions typically with high rates of turnover.  If restaurant management and staff turnover trends increase, we could suffer higher direct costs associated with recruiting, training and retaining replacement personnel.  Management turnover as well as general shortages in the labor pool can cause our restaurants to be operated with reduced staff, which could negatively affect our ability to provide adequate service levels to our customers.  Other indirect costs that could result include potential delays in new restaurant openings.  Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruitment and training expense.

Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation and changing demographics.  Many of our employees are hourly workers whose wages are affected by increases in the federal or state minimum wage or changes to tip credits.  Tip credits are the amounts an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes.  Increases in minimum wage levels and changes to the tip credit have been made and/or continue to be proposed at both federal and state levels.  As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage.  If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

Certain economic and business factors specific to the restaurant or retail industries and certain general economic factors that are largely out of our control may adversely affect our results of operations.

Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control.  These factors include interest rates, recession, inflation, exchange rates, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending.  The full-service dining sector of the restaurant industry and the retail industry are affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer preferences, including changes in consumer tastes and dietary habits and the level of consumer acceptance of our restaurant concept and retail merchandise, and consumer spending patterns.  The performance of individual locations may also be adversely affected by factors such as demographic trends, severe weather (including hurricanes), traffic patterns, the price and availability of gasoline and the type, number and location of competing restaurants.

We also cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on the economy or consumer confidence in the United States.  Any of these events could also affect consumer spending patterns or result in increased costs for us due to security measures.

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

Increased advertising and marketing costs could adversely affect our results of operations.

Historically, we have relied upon billboards as our principal method of advertising.  As we begin to build stores away from our traditional interstate locations, we may be required to increasingly utilize what others might consider more traditional methods of advertising, such as radio, television, direct mail and newspaper.  While we have used these types of advertising from time to time, their effects upon our revenues and, in turn, our profits, are uncertain.  Additionally, if our competitors increased their spending on advertising and promotions, we could be forced to substantially increase our advertising, media or marketing expenses.  If we did so or if our current advertising and promotion programs become less effective, we could experience a material adverse effect on our results of operations.

Our business is seasonal and also can be affected by extreme weather conditions and natural disasters.

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

Additionally, extreme weather conditions in the areas where our stores are located can adversely affect our business.  For example, frequent or unusually heavy snowfall, ice storms, rain storms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores or disrupt deliveries of food and supplies to our stores and thereby reduce our sales and profitability.  Our business is also susceptible to unseasonable weather conditions.  For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions.  Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business.

In addition, natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could severely damage or destroy one or more of our stores or warehouses located in the affected areas, thereby disrupting our business operations.

Our plans depend significantly on initiatives designed to improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely.

We have had, and expect to continue to have, initiatives in various stages of testing, evaluation, and implementation, upon which we expect to rely to improve our results of operations and financial condition.  These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general.  It is possible that successful testing can result partially from resources and attention that can’t be duplicated in broader implementation.  Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected.  Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.

Health concerns and government regulation relating to the consumption of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

Many of the food items on our menu contain beef and chicken.  The preferences of our customers toward beef and chicken could be affected by health concerns about the consumption of beef or chicken or negative publicity concerning food quality, illness and injury generally.  In recent years there has been negative publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, the bird/avian flu, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken and pork.  In addition, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.  A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time.  If that occurs, customers might avoid public places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.  A regional or global health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our stores. In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products.  A decrease in guest traffic to our restaurants, a change in our mix of products sold, or an increase in costs as a result of these health concerns either in general or specific to our operations, could result in a decrease in guest traffic or higher costs to our restaurants that would materially harm our business.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend future litigation may be significant.  There may also be adverse publicity (particularly when there is an allegation with respect to sanitation or product safety) associated with litigation that could decrease customer acceptance of our services, regardless of whether the allegations are valid or whether we are ultimately found liable.  As a result, litigation may adversely affect our business, financial condition and results of operations.

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

Our credit facility places financial and other restrictions on us.

Our $1,250,000 credit facility that we entered into in 2006 imposes financial covenants, including maintaining a minimum defined fixed charge coverage ratio and a maximum defined leverage ratio.  In addition, the credit facility limits our ability to make dividend distributions and make certain payments to reduce outstanding indebtedness.  The lender’s ongoing obligation to extend credit under the revolving credit portion of the facility will depend upon our compliance with these and other covenants.  Indebtedness may have important additional consequences, including placing us at a competitive disadvantage compared to our competitors that may have proportionately less debt, limiting our flexibility in planning for changes in our business and the industry and making us more vulnerable to economic downturns and adverse developments in our business.

We may need additional capital in the future, and it may not be available on acceptable terms.

The development of our business may require significant additional capital in the future to fund our operations and growth strategy, or refinance our existing indebtedness, among other activities.  We have historically relied upon cash generated by our own operations and lease financing to fund our expansion.  We currently maintain a revolving credit facility with a capacity of $250,000, of which $187,738 was available as of the end of fiscal 2007.  We also may need to access the debt and equity capital markets, especially as our $1,250,000 credit facility matures in 2011 and 2013.  There can be no assurance, however, that these sources of financing will be available on acceptable terms, or at all.  Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt.  These factors may make the timing, amount, terms and conditions of additional financings unattractive to us.  If we are unable to generate sufficient funds from operations or raise additional capital, our growth could be impeded.

We are subject to a number of risks relating to federal, state and local regulation of our business that may increase our costs and decrease our profit margins.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food.  The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.  We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards, federal and state laws governing our relationships with employees

(including the Fair Labor Standards Act of 1938 and the Immigration Reform and Control Act of 1986 and applicable requirements concerning minimum wage, overtime, family leave, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990.  In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials.  The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations.  Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

We also are subject to rules and regulations, including interpretation thereof, of federal, state and local tax authorities that could cause our effective income tax rate and the timing of our payments to be unfavorable and affect our results of operations and financial condition adversely.

Additionally, a number of states restrict highway signage and billboards.  Because many of our restaurants are located on the interstate highway system, our business is highly related to highway travel.  Thus, signage or billboard restrictions or loss of existing signage or billboards could affect our visibility and ability to attract customers.

We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants, and failure to comply with laws could adversely affect our operating results.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food.  Such regulations are subject to change from time to time.  The failure to obtain and maintain these licenses, permits and approvals could adversely affect our operating results.  Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations.  Difficulties or failure to obtain the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants, which could adversely affect our business.

Our heavy reliance on certain vendors and suppliers could adversely affect our business.

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire specified food and retail products and supplies in sufficient quantities.  Finding qualified vendors and accessing food supplies and products in a timely and efficient manner is a significant challenge that typically is more difficult with respect to goods sourced outside the United States.  Political or financial instability, trade restrictions, tariffs, currency exchange rates, the outbreak of pandemics, transport capacity and costs, port security or other events can slow port activities and other distribution of products.  In some cases, we may have only one supplier for a product or supply.  Our dependence on single source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations.  If any of these vendors are unable to fulfill their obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, either of which could materially harm our business.

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

If we fail to execute our growth strategy, which primarily depends on our ability to find new restaurant locations and open new restaurants that are profitable, our business could suffer.

Historically, one of the most significant means of achieving our growth objectives has been opening new restaurants and operating those restaurants on a profitable basis.  We expect this to continue to be the case in the future.  One of our biggest challenges in executing our growth strategy is locating and securing an adequate supply of suitable new restaurant sites.  Competition for suitable restaurant sites and operating personnel in our target markets is intense, and we cannot assure you that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period.  Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, or drawing a greater than expected proportion of sales in new restaurants from existing restaurants, could materially adversely affect our growth strategy.  Our ability to open new restaurants successfully will also depend on numerous other factors, some of which are beyond our control, including, among other items, the following:

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

As demographic and economic patterns (e.g., highway or roadway traffic patterns, concentrations of general retail or hotel activity, local population densities, increased competition) change, current locations may not continue to be attractive or profitable.  Possible declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced revenues in those locations.  In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.  The occurrence of one or more of these events could have a significant adverse effect on our revenues and results of operations as well as the carrying value of our individual locations.

A material disruption in our computer systems could adversely affect our business or results of operations.

We rely extensively on our computer systems to process transactions, summarize results and manage our business.  Our computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees.  If our computer systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we could suffer loss of critical data and interruptions or delays in our operations in the interim.  Any material interruption in our computer systems could adversely affect our business or results of operations.

A privacy breach could adversely affect our business.

The protection of customer, employee, and company data is critical to us.  The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements.  Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.  In addition, customers have a high expectation that we will adequately protect their personal information.  If we fail to comply with these laws and regulations or experience a significant breach of customer, employee, or company data, our reputation could be damaged and result in lost sales, fines, or lawsuits.

Obtaining some of our retail merchandise exposes us to risks associated with foreign imports.

Our future operating results as they relate to the retail operations in our Cracker Barrel units depend on products that are or may be manufactured in a number of foreign countries and require long lead times to source.  Because we depend on foreign sourcing for these products, our results of operations may be materially affected by:

-	fluctuating currency exchange rates;

-	foreign government regulations;

-	foreign exchange control regulations;

-	import/export restrictions;

-	foreign economic instability;

-	political instability;

-	disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries;
-	product recalls; and

-	tariffs, trade barriers and other trade restrictions by the U.S. government on products or components shipped from foreign sources.

Our reported results can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, accounting principles generally accepted in the United States of America (“GAAP”).

Our financial reporting complies with GAAP, and GAAP is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting, our reported results of operations and financial condition could be affected substantially, including requirements to restate historical financial reporting.

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

Our annual and quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a number of factors, some of which are beyond our control, resulting either in volatility or a decline in the price of our securities.

Our annual and quarterly operating results may fluctuate significantly because of several factors, including:

•	increases and decreases in average weekly sales, restaurant and retail sales and restaurant profitability;

•	the rate at which we open new locations, the timing of new unit openings and the related high initial operating costs;

•	changes in consumer preferences and competitive conditions, including the effects of our and competitors’ operational, promotional or expansion activities;

•	fluctuations in commodity prices, product costs, utilities and energy costs, prevailing wage rates, insurance costs and other costs;

•	our ability to recruit, train and retain qualified hourly and management employees, and the costs associated with those activities;

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

Our quarterly operating results and restaurant and retail sales may fluctuate as a result of any of these or other factors.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and restaurant sales for any particular future period may decrease.  In the future, operating results may fall below the expectations of securities analysts and investors.  In that event, the price of our securities could decrease.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

We own certain common law trademark rights and a number of federal trademark and service mark registrations, including the CRACKER BARREL OLD COUNTRY STORE® name and logo, and proprietary rights relating to our methods of operation and certain of our core menu offerings.  We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights.  The protective actions that we take, however, may not be enough to prevent unauthorized use or imitation by others, which could harm our image, brand or competitive position.  If we commence litigation to enforce our rights, we could incur significant legal fees.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and warehouse facilities are located on approximately 128 acres of land owned by the Company in Lebanon, Tennessee.  We utilize approximately 250,000 square feet of office space for our corporate headquarters and decorative fixtures warehouse.  We also utilize 367,200 square feet of warehouse facilities and an additional 13,800 square feet of office and maintenance space for our retail distribution center.

In addition to the various corporate facilities, we have four properties (owned or leased) for future development, a motel used for housing management trainees and for the general public, and six parcels of excess real property and improvements that we intend to dispose of.  In addition, we currently own one Logan’s restaurant property, which we lease to Logan’s, and intend to sell in 2008.

In addition to the properties mentioned above, Cracker Barrel owns or leases the following store properties as of September 28, 2007:

State			State
	Owned	Leased		Owned	Leased
Tennessee	36	13	New Jersey	2	4
Florida	41	15	Oklahoma	4	2
Georgia	31	9	Wisconsin	5	-
Texas	30	6	Colorado	3	1
North Carolina	25	8	Kansas	3	1
Ohio	22	9	Maryland	3	1
Kentucky	20	9	Massachusetts	-	4
Alabama	18	9	New Mexico	3	1
Indiana	21	6	Utah	4	-
Virginia	21	5	Iowa	3	-
Illinois	20	2	Connecticut	1	1
Pennsylvania	9	12	Montana	2	-
South Carolina	13	6	Nebraska	1	1
Missouri	14	3	Delaware	-	1
Michigan	13	3	Idaho	1	-
Arizona	2	10	Minnesota	1	-
Mississippi	8	3	New Hampshire	1	-
Arkansas	4	6	North Dakota	1	-
Louisiana	7	2	Rhode Island	-	1
West Virginia	3	6	South Dakota	1	-
New York	7	1	Total	404	161

We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.  See "Business-Operations" and "Business-Unit Development" in Item I of this Annual Report on Form 10-K for additional information on our properties.

ITEM 3.  LEGAL PROCEEDINGS

See Note 15 to our Consolidated Financial Statements filed or incorporated by reference into in Part II, Item 8 of this Annual Report on Form 10-K, which also is incorporated herein by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers of the Registrant

     The following table sets forth certain information concerning our executive officers, as of September 28, 2007:

Name	Age	Position with Registrant

Michael A. Woodhouse	62	Chairman, President & Chief Executive Officer

Lawrence E. White	57	Senior Vice President, Finance & Chief Financial Officer

N. B. Forrest Shoaf	57	Senior Vice President, Secretary and General Counsel

Doug Barber	50	Senior Vice President, Restaurant Operations

Terry Maxwell	48	Senior Vice President, Retail Operations

Edward A. Greene	52	Senior Vice President, Strategic Initiatives

Robert Harig	57	Senior Vice President, Human Resources

Simon Turner	52	Senior Vice President, Marketing and Innovation and Chief Marketing Officer

Diana S. Wynne	52	Senior Vice President, Corporate Affairs

Patrick A. Scruggs	43	Vice President, Accounting and Tax, & Chief Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Mr. Woodhouse has been employed by us in various capacities since 1995.  Mr. Woodhouse served as our Senior Vice President of Finance and Chief Financial Officer from January 1999 to July 1999, as Executive Vice President and Chief Operating Officer (“COO”) from August 1999 until July 2000, as President and COO from August 2000 until July 2001, and then as President and Chief Executive Officer from August 2001 until November 2004 when he assumed his current positions. Mr. Woodhouse has 23 years of experience in the restaurant industry and 14 years of experience in the retail industry.

Mr. White has been employed by us in his current capacity since September 1999.  Prior to that, he was Executive Vice President and Chief Financial Officer of Boston Chicken, Inc., where he was part of a new management team brought in during 1998 for an operational and financial turnaround.  Mr. White has over 20 years of experience in the restaurant industry and 8 years of experience in the retail industry.  The Company has announced Mr. White's intentions to retire from his position with the Company effective February 1, 2008, at which time he will become a consultant to the Company for a period of 18 months.

Mr. Shoaf began his employment with us in his current capacity in April 2005.  Prior to that, he was Managing Director of Investment Banking for Avondale Partners, LLC.  From 1996-2000, he was a Managing Director of J.C. Bradford and from 2000-2002, a Managing Director in the investment banking group of Morgan Keegan, a Memphis, Tennessee based investment banking firm and head of its Nashville Corporate Finance Office.

Mr. Barber has been employed by us since 2003.  He assumed his current position in 2006.  Prior to that he was with Metromedia Family Steakhouse in various capacities since 1979 and assumed his last position held with Metromedia Family Steakhouse as President and Chief Operating Officer in 1995.  Mr. Barber has 28 years of experience in the restaurant industry.

Mr. Maxwell has been employed by us since 1980.  He assumed his current position in 2006.  Mr. Maxwell has 27 years of experience in the restaurant and retail industries.

Mr. Greene has been employed by us in his current capacity since October 2005. From August 1996 to October 2005, he worked for Restaurant Services, Inc., the independent purchasing cooperative which provides supply chain management services for Burger King Corporation and its franchisees, serving most recently as its Vice President, Food and Packaging Purchasing.  Mr. Greene began his career with The Pillsbury Company and has over 29 years of combined experience in the restaurant and food processing industries.

Mr. Harig has been employed by us since 2000.  He assumed his current position in 2004.  Mr. Harig has over 30 years of experience in the restaurant industry and 7 years in the retail industry.

Mr. Turner has been employed by us in his current capacity since July 2006, following an eight month consultancy. Prior to that he was Chief Executive Officer of Blue Chip Management Consultants Limited (renamed Balancing Blooms Limited in 2004) a United Kingdom registered limited liability company.  Mr. Turner previously had 19 years of consumer goods and food and beverage marketing experience at Procter & Gamble, The Coca-Cola Company, Unilever and Kimberly-Clark.

Ms. Wynne joined us in January 2006 in her current capacity.  Prior to that, she was Vice President, Treasury for Blockbuster, Inc.  Prior to that she served as Senior Vice President and Treasurer for Metromedia Restaurant Group. Ms. Wynne began her career with Price Waterhouse Coopers and has over 28 years of experience in the restaurant and retail industries.

Mr. Scruggs has been employed by us in various capacities since 1989.  He assumed his current position in 2003.    Mr. Scruggs has 18 years of experience in the restaurant and retail industries.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol CBRL.  There were 11,807 shareholders of record as of September 25, 2007.

The table “Market Price and Dividend Information” contained in the 2007 Annual Report is presented on page two of Exhibit 13 to this document and is incorporated herein by this reference.

Subject to there being no events of default, and our having at least $100,000 available under our revolving credit facility, we may declare and pay cash dividends on our common stock so long as the aggregate amount of such dividends paid during any fiscal year would be less than 15% of Consolidated EBITDA from continuing operations, as defined in the credit agreement, for the fiscal year immediately preceding the fiscal year in which such dividend is paid.  In any event, subject to there being no events of default, and our having at least $100,000 available under our revolving credit facility, we may increase our regular quarterly cash dividend in any fiscal quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the regular quarterly cash dividend paid in the prior fiscal quarter.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated in this Item of this Report by this reference.

Unregistered Sales of Equity Securities

Except as described in the following paragraphs, we did not sell any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

On May 1, 2007, we issued $375,931 in principal amount at maturity of zero coupon senior convertible notes due 2032 (the “New Notes”) in exchange (the “Exchange Offer”) for an identical principal amount at maturity of our previously outstanding liquid yield option notes due 2032 (the “Old Notes”). The New Notes were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 3(a)(9) of the Securities Act.  Therefore, no commission or other remuneration was paid to any broker, dealer, salesperson, or other person for soliciting tenders of the Old Notes for the New Notes.  The purpose of the Exchange Offer was to issue New Notes with a “net share settlement” feature.  Both the Old Notes and the New Notes were convertible into 10.8584 shares of our common stock per $1,000 in principal amount at maturity.  The net share settlement feature, however, allowed us, upon conversion of a New Note, to satisfy a portion of our obligations due upon conversion in cash rather than with the issuance of shares of common stock.

The material terms of the New Notes are described in our exchange circular dated March 20, 2007 filed as Exhibit (a)(1)(A) to our tender offer statement on Schedule TO filed with the Commission on March 20, 2007 and the Supplement to exchange circular dated April 17, 2007 filed as Exhibit (a)(1)(E) to Amendment No. 1 to our tender offer statement on Schedule TO filed with the Commission on April 17, 2007.

On June 4, 2007 both the Old Notes and the New Notes were redeemed and none of those notes remained outstanding.  In addition, any common stock issued in connection with conversions of either the Old Notes or the New Notes was repurchased during the quarter ended August 3, 2007.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of our shares of common stock made during the quarter ended August 3, 2007 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/28/07 – 5/25/07	195,300	$45.60	195,300	1,216,856
5/26/07 – 6/22/07	1,216,856	$45.24	1,216,856	0
6/23/07 – 8/3/07	--	--	--	0
Total for the quarter	1,412,156	$45.29	1,412,156	0

(1)
All share repurchases were made in open-market transactions pursuant to publicly announced repurchase plans.  This table excludes shares owned and tendered by employees to meet the exercise price of option exercises and shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. We administer employee cashless exercises through an independent, third-party broker and do not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.

ITEM 6.   SELECTED FINANCIAL DATA

The table "Selected Financial Data" contained in the 2007 Annual Report is presented on page one of Exhibit 13 to this document and is incorporated into this Item of this Report by this reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management's Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2007 Annual Report, is incorporated into this Item of this Report by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

“Quantitative and Qualitative Disclosures about Market Risk” set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2007 Annual Report, is incorporated into this Item of this Report by this reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements (and related footnotes) and Report of Independent Registered Public Accounting Firm, contained in the 2007 Annual Report, are incorporated into this Item of this Report by this reference.

See Quarterly Financial Data (Unaudited) in Note 18 to the Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) promulgated under the Exchange Act).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of August 3, 2007, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended August 3, 2007 in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  We have concluded that our internal control over financial reporting was effective as of August 3, 2007, based on these criteria.

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
Chairman, President and Chief Executive Officer

/s/ Lawrence E. White
Lawrence E. White
Senior Vice President, Finance and Chief Financial Officer

ITEM 9B.           OTHER INFORMATION

      None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated into this Item of this Report by this reference to the following sections of the 2007 Proxy Statement: “Board of Directors and Committees,” "Proposal 1: Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and the question “Has the Board adopted a code of ethics for senior financial officers?” set forth in “Certain Relationships and Transactions.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated into this Item of this Report by this reference to the following sections of the 2007 Proxy Statement:  “Executive Compensation” and the question “How are directors compensated?” set forth in “Board of Directors and Committees.”   The “Compensation Committee Report” set forth in “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Stock Ownership of Certain Beneficial Owners and Management" and “Executive Compensation-Equity Compensation Plan Information” in the 2007 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated into this Item of this Report by this reference to the section entitled "Certain Relationships and Transactions” in the 2007 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report - What is the Audit Committee’s pre-approval policy and procedure with respect to audit and non-audit services provided by our auditors?” in the 2007 Proxy Statement.  No other portion of the section of the 2007 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of documents filed as part of this report:

1.
The following Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP of the 2007 Annual Report are included within Exhibit 13 to this Annual Report on Form 10-K and are incorporated into this Item of this Report by this reference:

Report of Independent Registered Public Accounting Firm dated October 1, 2007

Consolidated Balance Sheet as of August 3, 2007 and July 28, 2006

Consolidated Statement of Income for each of the three fiscal years ended August 3, 2007, July 28, 2006 and July 29, 2005

Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years ended August 3, 2007, July 28, 2006 and July 29, 2005

Consolidated Statement of Cash Flows for each of the three fiscal years ended August 3, 2007, July 28, 2006 and July 29, 2005

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

October 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael A. Woodhouse
Michael A. Woodhouse	Chairman, President and Chief Executive Officer	October 1, 2007

/s/ Lawrence E. White
Lawrence E. White	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	October 1, 2007

/s/ N.B. Forrest Shoaf
N.B. Forrest Shoaf	Senior Vice President, General Counsel and Secretary	October 1, 2007

/s/ Patrick A. Scruggs
Patrick A. Scruggs	Chief Accounting Officer (Principal Accounting Officer)	October 1, 2007

/s/ James D. Carreker
James D. Carreker	Director	October 1, 2007

/s/ Robert V. Dale
Robert V. Dale	Director	October 1, 2007

/s/ Richard J. Dobkin
Richard J. Dobkin	Director	October 1, 2007

/s/ Robert C. Hilton
Robert C. Hilton	Director	October 1, 2007

/s/ Charles E. Jones, Jr.
Charles E. Jones, Jr.	Director	October 1, 2007

/s/ B.F. Lowery
B.F. Lowery	Director	October 1, 2007

/s/ Martha M. Mitchell
Martha M. Mitchell	Director	October 1, 2007

/s/ Erik Vonk
Erik Vonk	Director	October 1, 2007

/s/ Andrea M. Weiss
Andrea M. Weiss	Director	October 1, 2007

/s/ Jimmie D. White
Jimmie D. White	Director	October 1, 2007

INDEX TO EXHIBITS

Exhibit

3(I), 4(a)	Charter (1)

3(II), 4(b)	Bylaws (1)

4(c)	Shareholder Rights Agreement dated 9/7/1999 (2)

4(d),10(a)
Credit Agreement dated as of April 27, 2006 among CBRL Group, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent  (the “Wachovia Credit Agreement”) (3)

4(e), 10(b)	Amendment No. 1 to the Wachovia Credit Agreement

10(c)	The Company's Amended and Restated Stock Option Plan, as amended (4)

10(d)	The Company’s 2000 Non-Executive Stock Option Plan (5)

10(e)	The Company's 1989 Non-Employee Director's Stock Option Plan, as amended (6)

10(f)	The Company's Non-Qualified Savings Plan (7)

10(g)	The Company's Deferred Compensation Plan (7)

10(h)	The Company’s 2002 Omnibus Incentive Compensation Plan (“Omnibus Plan”) (8)

10(i)	Amendment No. 1 to Omnibus Plan (7)

10(j)	Form of Restricted Stock Award (7)

10(k)	Form of Stock Option Award under the Amended and Restated Stock Option Plan (7)

10(l)	Form of Stock Option Award under the Omnibus Plan (7)

10(m)	Executive Employment Agreement dated as of August 1, 2005 between Michael A. Woodhouse and the Company (7)

10(n)	Change-in-control Agreement for Lawrence E. White dated 10/13/1999 (4)

10(o)	Change-in-control Agreement for N.B. Forrest Shoaf dated 5/12/2005 (7)

10(p)	Change-in-control Agreement for Patrick A. Scruggs dated October 13, 1999 (8)

10(q)	Change-in-control Agreement for Simon Turner dated 8/14/06 (9)

10(r)	Change-in-control Agreement for Diana Wynne dated 6/22/06 (10)

10(s)	Change-in-control Agreement for Ed Greene dated 6/22/06 (10)

10(t)	Change-in-control Agreement for Doug Barber dated 8/14/06 (9)

10(u)	Change-in-control Agreement for Terry Maxwell dated 8/14/06 (9)

10(v)	Change-in-control Agreement for Rob Harig dated 8/23/06

10(w)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 21 Cracker Barrel Old Country Store® sites (11)

10(x)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 9 Cracker Barrel Old Country Store® sites*

10(y)	Master Lease dated July 31, 2000 between Country Stores Property II, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 23 Cracker Barrel Old Country Store® sites*

10(z)	Master Lease dated July 31, 2000 between Country Stores Property III, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 12 Cracker Barrel Old Country Store® sites*

10(aa)	2005 Mid-Term Incentive and Retention Plan (12)

10(bb)	2005 Annual Bonus Plan (12)

10(cc)	2006 Long-Term Incentive Plan (13)

10(dd)	2006 Annual Bonus Plan (13)

10(ee)	CBRL Group, Inc. Targeted Retention Plan (13)

10(ff)	CBRL Group, Inc. Stock Ownership Achievement Incentive Plan (13)

10(gg)	Form of Mid-Term Incentive and Retention Plan Award Notice (7)

10(hh)	Success Plan (14)

10(ii)	Form of Success Award (14)

10(jj)	2007 Annual Bonus Plan (15)

10(kk)	2007 Mid-Term Incentive and Retention Plan (15)

10(ll)	CBRL Group, Inc. Severance Benefits Policy (15)

10(mm)	2008 Annual Bonus Plan

10(nn)	2008 Long-Term Performance Plan

10(oo)	Retirement Agreement (16)

13	Pertinent portions of the Company's 2007 Annual Report to Shareholders that are incorporated by reference into this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*Document not filed because essentially identical in terms and conditions to Exhibit 10(w).

(1)	Incorporated by reference to the Company's Registration Statement on Form S-4/A under the Securities Act of 1933 (“Securities Act”) (File No. 333-62469), filed October 9, 1998.

(2)	Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K under the Securities Exchange Act of 1934 (“Exchange Act”), filed September 21, 1999.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended April 28, 2006.

(4)	Incorporated by reference to Exhibits 10(g) and 10(q) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 30, 1999.

(5)	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 2002.

(6)	Incorporated by reference to the Cracker Barrel Old Country Store, Inc. Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 1991 (File No. 0-7536).

(7)
Incorporated by reference to Exhibits 10(f), 10(i), 10(j), 10(k), 10(l), 10(m), 10(u), and 10(ee) to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 29, 2005.

(8)	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 1, 2003.

(9)	Incorporated by reference to Exhibits 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 15, 2006.

(10)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 28, 2006.

(11)	Incorporated by reference to Exhibit 10.R to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 28, 2000.

(12)	Incorporated by reference to Exhibits 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended October 29, 2004.

(13)	Incorporated by reference to Item 1.01 and Exhibits 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 1, 2005.

(14)	Incorporated by reference to Exhibits 99.D.12 and 99.D.13 to the Company's Schedule TO-I filed with the Commission on March 31, 2006.

(15)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 1, 2006.

(16)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K under the Exchange Act, filed September 21, 2007.