Form 10-Q
period 2007-11-02
CBRL GROUP INC
filed 2007-12-12
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 2, 2007

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

Yes ____ No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

23,756,307 Shares of Common Stock
Outstanding as of November 30, 2007

CBRL GROUP, INC.

FORM 10-Q

For the Quarter Ended November 2, 2007

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1
• Condensed Consolidated Financial Statements (Unaudited)

a) Condensed Consolidated Balance Sheet as of November 2, 2007 and August 3, 2007	3

b) Condensed Consolidated Statement of Income for the Quarters Ended November 2, 2007
and October 27, 2006	4

c) Condensed Consolidated Statement of Cash Flows for the Quarters Ended November 2,
2007 and October 27, 2006	5

d) Notes to Condensed Consolidated Financial Statements	6

Item 2
• Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3
• Quantitative and Qualitative Disclosures About Market Risk	26

Item 4
• Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A
• Risk Factors	27

Item 4
• Submission of Matters to a Vote of Security Holders	27

Item 6
• Exhibits	28

SIGNATURES	29

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CBRL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	November 2,	August 3,
	2007	2007*
ASSETS
Current assets:
Cash and cash equivalents	$12,147	$14,248
Property held for sale	5,383	4,676
Receivables	12,006	11,759
Inventories	163,694	144,416
Prepaid expenses and other current assets	15,423	12,629
Deferred income taxes	16,014	12,553
Total current assets	224,667	200,281

Property and equipment	1,518,929	1,500,229
Less: Accumulated depreciation and amortization of capital leases	490,736	481,247
Property and equipment – net	1,028,193	1,018,982

Other assets	48,066	45,767

Total assets	$1,300,926	$1,265,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,040	$93,060
Income taxes payable	2,273	18,066
Other accrued expenses	148,999	155,355
Current maturities of long-term debt and other long-term obligations	8,701	8,188
Total current liabilities	242,013	274,669

Long-term debt	782,384	756,306
Other long-term obligations	112,628	67,499
Deferred income taxes	53,446	62,433

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par
value authorized; at November 2, 2007, 23,739,425
shares issued and outstanding and at August 3, 2007,
23,674,175 shares issued and outstanding	238	237
Additional paid-in capital	4,330	--
Accumulated other comprehensive (loss)	(19,480)	(8,988)
Retained earnings	125,367	112,874
Total shareholders’ equity	110,455	104,123

Total liabilities and shareholders’ equity	$1,300,926	$1,265,030

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of August 3, 2007, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2007.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended
	November 2,	October 27,
	2007	2006

Total revenue	$581,165	$558,263

Cost of goods sold	180,228	172,856
Gross profit	400,937	385,407

Labor and other related expenses	225,668	212,174
Impairment and store closing charges	809	--
Other store operating expenses	105,220	97,722
Store operating income	69,240	75,511

General and administrative expenses	33,218	37,260
Operating income	36,022	38,251

Interest expense	14,909	15,177
Interest income	57	598
Income before income taxes	21,170	23,672

Provision for income taxes	7,187	8,510
Income from continuing operations	13,983	15,162
(Loss) income from discontinued operations, net of tax benefit of $51 and tax provision of $3,940, respectively	(94)	4,265
Net income	$13,889	$19,427

Basic net income per share:
Income from continuing operations	$0.59	$0.49
(Loss) income from discontinued operations	$--	$0.14
Net income per share	$0.59	$0.63

Diluted net income per share:
Income from continuing operations	$0.57	$0.45
(Loss) income from discontinued operations	$--	$0.12
Net income per share	$0.57	$0.57

Weighted average shares:
Basic	23,705,600	30,996,700
Diluted	24,444,932	36,011,802

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Quarter Ended
	November 2,	October 27,
	2007	2006
Cash flows from operating activities:

Net income	$13,889	$19,427
Net loss (income) from discontinued operations, net of tax	94	(4,265)
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	13,660	13,723
Loss on disposition of property and equipment	535	292
Impairment	532	--
Accretion on zero-coupon contingently convertible senior notes	--	1,467
Share-based compensation	2,314	2,645
Excess tax benefit from share-based compensation	(91)	(877)
Changes in assets and liabilities:
Receivables	(247)	748
Inventories	(19,278)	(16,006)
Prepaid expenses and other current assets	(2,794)	(6,933)
Accounts payable	(11,020)	(1,821)
Income taxes payable	4,611	2,577
Other current liabilities	(7,340)	(6,561)
Deferred income taxes	(957)	(541)
Other assets and other long-term liabilities	3,098	373
Net cash (used in) provided by operating activities of continuing operations	(2,994)	4,248

Cash flows from investing activities:
Purchase of property and equipment	(24,385)	(23,707)
Proceeds from insurance recoveries of property and equipment	60	91
Proceeds from sale of property and equipment	65	79
Net cash used in investing activities of continuing operations	(24,260)	(23,537)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	298,600	--
Principal payments under long-term debt and other long-term obligations	(272,009)	(2,035)
Proceeds from exercise of stock options	1,926	7,686
Excess tax benefit from share-based compensation	91	877
Dividends on common stock	(3,310)	(4,020)
Net cash provided by financing activities of continuing operations	25,298	2,508

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities of discontinued operations	(145)	12,871
Net cash used in investing activities of discontinued operations	--	(10,817)
Net cash (used in) provided by discontinued operations	(145)	2,054

Net decrease in cash and cash equivalents	(2,101)	(14,727)
Cash and cash equivalents, beginning of period	14,248	87,830
Cash and cash equivalents, end of period	$12,147	$73,103

Supplemental disclosures of cash flow information:
Cash paid during the three months for:
Interest, net of amounts capitalized	$13,978	$14,778
Income taxes	$1,960	$6,638

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swap	$(15,481)	$(10,740)
Change in deferred tax asset for interest rate swap	$4,989	$3,685

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of November 2, 2007 and August 3, 2007 and the related condensed consolidated statements of income and cash flows for the quarters ended November 2, 2007 and October 27, 2006, have been prepared by CBRL Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept and, until December 6, 2006, the Logan’s Roadhouse® (“Logan’s”) restaurant concept.  The Company sold Logan’s on December 6, 2006 (see Note 17).  As a result, Logan’s is classified as discontinued operations in the accompanying condensed consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made. The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 3, 2007 (the “2007 Form 10-K”).

References in these Notes to the Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted.

Unless otherwise noted, amounts and disclosures throughout the Notes to the Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

2. Summary of Significant Accounting Policies

The significant accounting policies of the Company are included in the 2007 Form 10-K.  During the quarter ended November 2, 2007, there have been no significant changes to those accounting policies except for income taxes.  Effective August 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  See Note 3 regarding the adoption of FIN 48.

3.	Recently Adopted Accounting Pronouncement

Income Taxes

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”)  No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Effective August 4, 2007, the first day of 2008, the Company adopted the provisions of FIN 48.

As a result of the adoption of FIN 48 on August 4, 2007, the Company recognized a liability for uncertain tax positions of $23,866 and related federal tax benefits of $7,895, which resulted in a net liability for uncertain tax positions of $15,971.  The liability for uncertain tax positions and the related federal tax benefits were reclassed from income taxes payable to, respectively, other long-term obligations and long-term deferred income taxes.  The impact of the adoption of FIN 48 resulted in a net increase of $2,898 to the Company’s August 4, 2007 retained earnings for the cumulative effect of a change in accounting principle.

The Company recognizes, net of tax, interest and estimated penalties related to uncertain tax positions in its provision for income taxes.  As of the date of adoption on August 4, 2007, the Company’s liability for uncertain tax positions included $2,010 net of tax for potential interest and penalties.  The amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $15,971.

As of November 2, 2007, the Company’s liability for uncertain tax positions was $25,787 ($17,224, net of related federal tax benefits of $8,563), which included $2,168 net of tax for potential interest and penalties.  The total amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $17,224.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements upon adoption at August 4, 2007 by approximately $2,500 within the next twelve months.

As of the date of adoption on August 4, 2007, the Company was subject to income tax examinations for its U.S. federal income taxes after 2004 and for state and local income taxes generally after 2003.

4.  Recent Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements are effective for fiscal years beginning after November 15, 2007.  The provisions for nonfinancial assets and liabilities are effective for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting the separate provisions of SFAS No. 157 and cannot yet determine the impact of its adoption in the first quarter of 2009 and 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure eligible financial instruments and other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 159 and cannot yet determine the impact of its adoption in the first quarter of 2009.

The Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) in June 2007. The EITF consensus indicates that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The consensus is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007.  The Company is currently evaluating the impact of adopting EITF 06-11 and cannot yet determine the impact of its adoption in the first quarter of 2009.

5.  Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment”, which requires the measurement and recognition of compensation cost at fair value for all share-based payments.  Share-based compensation from continuing operations totaled approximately $1,165 and $1,149 for stock options and nonvested stock, respectively, for the first quarter of 2008.  Share-based compensation totaled approximately $1,883 and $762 for stock options and nonvested stock, respectively, for the first quarter of 2007.  Included in these totals are share-based compensation from continuing operations of $1,820 and $1,242 and from discontinued operations of $63 and $(480) for stock options and nonvested stock, respectively.  Share-based compensation from continuing operations is recorded in general and administrative expenses.

During the first quarter of 2008, the Company reversed approximately $295 of share-based compensation for nonvested stock grants that were forfeited.

6.  Seasonality

Historically, the net income of the Company has been lower in the first three quarters of each year and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season.  The Company also expects to open additional new locations throughout the year.  Therefore, the results of operations for the quarter ended November 2, 2007 cannot be considered indicative of the operating results for the entire 2008 fiscal year.

7. Inventories

Inventories were comprised of the following at:

	November 2,	August 3,
	2007	2007

Retail	$126,783	$109,891
Restaurant	18,542	16,593
Supplies	18,369	17,932
Total	$163,694	$144,416

8.  Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the year.  Common equivalent shares related to stock options, nonvested stock and stock awards issued by the Company are calculated using the treasury stock method.  Additionally, for 2007, diluted consolidated net income per share was calculated excluding the after-tax interest and financing expenses associated with the Company’s zero-coupon contingently convertible senior notes (“Senior Notes”), since these Senior Notes were treated as if-converted into common stock (see Note 6 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K).  The Senior Notes were redeemed in the fourth quarter of 2007 (see Note 8 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K).  The Company’s Senior Notes, outstanding employee and director stock options, nonvested stock and stock awards issued by the Company represent the only dilutive effects on diluted consolidated net income per share.

The following table reconciles the components of the diluted earnings per share computations:

	Quarter Ended
	November 2,	October 27,
	2007	2006
Income from continuing operations per share numerator:
Income from continuing operations	$13,983	$15,162
Add: Interest and loan acquisition costs associated with Senior Notes, net of related tax effects	--	1,125
Income from continuing operations available to common shareholders	$13,983	$16,287

(Loss) income from discontinued operations per share numerator	$(94)	$4,265

Income from continuing operations, (loss) income from discontinued operations, and net income per share denominator:
Weighted average shares outstanding	23,705,600	30,996,700
Add potential dilution:
Senior Notes	--	4,582,788
Stock options, nonvested stock and stock awards	739,332	432,314
Diluted weighted average shares	24,444,932	36,011,802

9.  Segment Reporting

Cracker Barrel units represent a single, integrated operation with two related and substantially integrated product lines. The operating expenses of the restaurant and retail product line of a Cracker Barrel unit are shared and are indistinguishable in many respects.  The chief operating decision-maker reviews operating results for both restaurant and retail operations on a combined basis.  Accordingly, the Company manages its business on the basis of one reportable operating segment.   The results of operations of Logan’s are reported as discontinued operations (see Note 17) and have been excluded from segment reporting.

All of the Company’s operations are located within the United States.  The following data are presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for all periods presented.

	Quarter Ended
	November 2,	October 27,
	2007	2006

Revenue from continuing operations
Restaurant	$462,753	$442,327
Retail	118,412	115,936
Total revenue from continuing operations	$581,165	$558,263

10.  Impairment of Long-lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store-by-store basis.  In addition, the recoverability test considers the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset.  If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value.  Assets held for sale, if any, are reported at the lower of carrying value or fair value less costs to sell.  During the quarter ended November 2, 2007, the Company closed two Cracker Barrel stores, which resulted in impairment charges of $532 (see Note 11 “Store Closing Charges” for other related expenses).  These impairments were recorded based upon the lower of unit carrying amount or fair value.  The decision to close the leased store was due to the age of the store, the lease on the property expiring in September 2007 and another Cracker Barrel store being located within five miles of this location.  The decision to close the owned location was due to the age of the store, expected future capital expenditure needs and changes in traffic patterns around the store over the years.  The Company expects the sale of this property to be completed within one year.  At November 2, 2007, this property was classified as held for sale in the accompanying condensed consolidated financial statements and the carrying amount of the property was $287.  The Company recorded no impairment losses in the quarter ended October 27, 2006.

11.  Store Closing Charges

In connection with the closing of two Cracker Barrel stores and in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company incurred exit and disposal costs in the quarter ended November 2, 2007 totaling $277 (see Note 10 for related impairment charges).  The store closing charges, which included employee termination benefits and other costs, are included in the impairment and store closing charges line on the accompanying condensed consolidated statement of income.  At November 2, 2007, the Company had a remaining liability for store closing charges of $12 in the accompanying condensed consolidated balance sheet.

The expenses recorded for the quarter ended November 2, 2007 represent the total amount expected to be incurred for these closing charges.  The fair values of all liabilities associated with the store closing charges were able to be reasonably estimated and have been recorded in the accompanying condensed consolidated financial statements.

12. Commitments and Contingencies

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

The Company was contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  As of November 2, 2007, the Company had $38,162 of standby letters of credit related primarily to securing reserved claims under workers' compensation and general liability insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its $250,000 revolving credit facility.

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party and a second operating lease that has been sublet to a third party.  The operating leases have remaining lives of approximately 5.9 and 10 years, with annual lease payments of approximately $361 and $110, respectively.  Under the assigned lease the Company’s performance is only required if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated financial statements for amounts to be paid as a result of non-performance by the assignee. Under the sublease the Company’s performance is only required if the sublessee fails to perform its obligations as lessee.  At November 2, 2007, the Company had a remaining liability of $394 in the accompanying condensed consolidated balance sheet for estimated amounts to be paid in case of non-performance by the sublessee.

As of December 2006, the Company reaffirmed its guarantee of the lease payments for two Logan’s restaurants. The operating leases have remaining lives of 4.2 and 12.4 years with annual payments of approximately $94 and $98, respectively.  The Company’s performance is only required if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated financial statements for amounts to be paid as a result of non-performance by Logan’s.

The Company is party to certain indemnifications to third parties in the ordinary course of business.  The probability of incurring an actual liability under such indemnifications is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s and Logan’s sale-leaseback transaction (see Note 3 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K), the Company is a party to various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  With the exception of certain tax indemnifications, the Company believes that the probability of being required to make any indemnification payments is remote.  Therefore, no provision has been recorded for any potential non-tax indemnification payments in the condensed consolidated balance sheet.  At November 2, 2007, the Company has recorded a liability of $760 in the condensed consolidated balance sheet for these tax indemnifications.

13. Shareholders’ Equity

During the quarter ended November 2, 2007, the Company received proceeds of $1,926 from the exercise of stock options on 65,250 shares of its common stock.   On September 20, 2007, the Company announced that its Board of Directors had approved a share repurchase program for up to 1,000,000 shares of the Company’s outstanding shares of common stock.  There is no expiration date on the repurchase authorization.  During the quarter ended November 2, 2007, the Company did not make any share repurchases.

During the quarter ended November 2, 2007, the Company paid a dividend of $0.14 per common share on August 6, 2007 (declared on May 25, 2007).  The Company declared a dividend of $0.18 per common share on September 20, 2007 that was paid on November 5, 2007 in the aggregate amount of $4,272 which is recorded in other accrued expenses in the accompanying condensed consolidated balance sheet.  Additionally, the Company declared a dividend of $0.18 per common share on November 29, 2007 to be paid on February 5, 2008 to shareholders of record on January 18, 2008.

During the quarter ended November 2, 2007, the unrealized loss, net of tax, on the Company’s interest rate swap increased by $10,492 to $19,480 and is recognized in accumulated other comprehensive loss.

During the quarter ended November 2, 2007, total share-based compensation was $2,314 and the excess tax benefit from share-based compensation was $91.  During the quarter ended October 27, 2006, total share-based compensation was $2,645 and the excess tax benefit from share-based compensation was $877.

During the quarter ended November 2, 2007, the Company recorded an increase of $2,898 to retained earnings as the result of adopting FIN 48 (see Note 3).

14.  Comprehensive Income

	November 2,	October 27,
	2007	2006

Net income	$13,889	$19,427
Other comprehensive loss: Change in fair value of interest rate swap, net of tax benefit of $4,989 and $3,685, respectively	(10,492)	(7,055)
Total comprehensive income	$3,397	$12,372

15.  Debt

Long-term debt consisted of the following at:

	November 2,	August 3,
	2007	2007

Term Loan B
payable $1,792 per quarter with the remainder due on April 27, 2013	$638,832	$640,624

Delayed-Draw Term Loan Facility payable $383 per quarter with the remainder due on April 27, 2013	152,250	99,750
Revolving Credit Facility payable on or before April 27, 2011	--	24,100
	791,082	764,474
Current maturities	(8,698)	(8,168)
Long-term debt	$782,384	$756,306

Effective April 27, 2006, the Company entered into a $1,250,000 credit facility (the “2006 Credit Facility”) that consisted of up to $1,000,000 in term loans with a scheduled maturity date of April 27, 2013 and a $250,000 revolving credit facility expiring April 27, 2011.  The 2006 Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio as specified in the agreement and maintenance of minimum interest coverage ratios.  As of November 2, 2007, the Company is in compliance with all debt covenants.

If there is no default then existing and there is at least $100,000 then available under the revolving credit facility, the Company may both: (1) pay cash dividends on its common stock if the aggregate amount of dividends paid in any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the credit agreement) during the immediately preceding fiscal year; and (2) in any event, increase its regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the dividend paid in the prior fiscal quarter.

16. Derivative Instruments and Hedging Activities

The Company accounts for its interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The estimated fair value of this interest rate swap liability was $29,161 and $13,680 at November 2, 2007 and August 3, 2007, respectively, and is included in other long-term obligations.  The offset to the interest rate swap liability is in accumulated other comprehensive loss, net of the deferred tax asset.  Cash flows related to the interest rate swap are included in operating activities.

17. Discontinued Operations

On December 6, 2006, the Company sold Logan’s (see Note 3 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K for additional information).

The Company has reported certain expenses related to the divestiture of Logan’s for the first quarter of 2008, and the results of operations of Logan’s as well as certain expenses of the Company related to the divestiture of Logan’s for the first quarter of 2007, as discontinued operations, which consist of the following:

	Quarter Ended
	November 2,	October 27,
	2007	2006

Revenues	$--	$110,638

(Loss) income before tax benefit (provision for income taxes) from discontinued operations	(145)	8,205
Tax benefit (provision for income taxes)	51	(3,940)
(Loss) income from discontinued operations	$(94)	$4,265

18.  Subsequent Event

On November 28, 2007, the Company sold its remaining Logan’s property that the Company had retained and leased back to Logan’s (see Note 3 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K for additional information).  This property was classified as property held for sale and had a net book value of approximately $1,960.  The Company received proceeds of approximately $3,770, which will result in a pre-tax gain of approximately $1,810 being recorded in the second quarter of 2008.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CBRL Group, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept. Until December 6, 2006, we also owned the Logan’s Roadhouse® (“Logan’s”) restaurant concept, but we divested Logan’s at that time.  As a result, Logan’s is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.  Unless otherwise noted, management’s discussion and analysis of financial condition and results of operations (“MD&A”) relates only to results from continuing operations.  All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References in the MD&A are to our fiscal year unless otherwise noted.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  The discussion should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2007 (the “2007 Form 10-K”).  Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,”   “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.

We believe the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2007 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Estimates” on pages 21-25 of this Form 10-Q or, from time to time, in our filings with the SEC, press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this document, since the statements speak only as of the document’s date.  We have no obligation, and do not intend, to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any further disclosures we may make on related subjects in our documents filed with or furnished to the SEC or in our other public disclosures.

Results of Operations

Overview

Total revenue from continuing operations increased 4.1% in the first quarter of 2008 as compared to the first quarter of 2007.  Operating income margin from continuing operations was 6.2% of total revenue in the first quarter of 2008 compared to 6.9% in the first quarter of 2007.  Income from continuing operations for the first quarter of 2008 decreased 7.8% primarily due to higher labor, other operating costs and impairment and store closing costs partially offset by lower incentive compensation accruals.  Diluted income from continuing operations per share increased 26.7% due to the reduction in shares outstanding associated with our restructuring and related stock repurchase programs, which we began in 2006.  Effective August 4, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  The adoption and implementation of FIN 48 in the first quarter of 2008 did not have a material effect on our tax rate for the quarter.

The following table highlights operating results by percentage relationships to total revenue for the quarter ended November 2, 2007 as compared to the same period a year ago:

	Quarter Ended
	November 2,	October 27,
	2007	2006

Total revenue	100.0%	100.0%

Cost of goods sold	31.0	31.0
Gross profit	69.0	69.0

Labor and other related expenses	38.8	38.0
Impairment and store closing charges	0.2	--
Other store operating expenses	18.1	17.5
Store operating income	11.9	13.5

General and administrative expenses	5.7	6.6
Operating income	6.2	6.9

Interest expense	2.6	2.8
Interest income	--	0.1
Income before income taxes	3.6	4.2

Provision for income taxes	1.2	1.5

Income from continuing operations	2.4	2.7

(Loss) income from discontinued operations, net of taxes	--	0.8

Net income	2.4%	3.5%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter ended November 2, 2007 as compared to the same period a year ago:

	Quarter Ended
	November 2,	October 27,
	2007	2006
Total revenue:
Cracker Barrel restaurant	79.6%	79.2%
Cracker Barrel retail	20.4	20.8
Total revenue	100.0%	100.0%

The following table highlights the units in operation and units added for the quarter ended November 2, 2007 as compared to the same period a year ago:

	Quarter Ended
	November 2,	October 27,
	2007	2006
Cracker Barrel:
Open at beginning of period	562	543
Opened during period	6	5
Closed during period	(2)	--
Open at end of period	566	548

During the quarter ended November 2, 2007, we also replaced an existing unit with a new unit in a nearby community.  Replacements are excluded from the table above.

Average unit volumes include sales of all stores and are measured on comparable calendar weeks in the prior year.  The following table highlights average unit volumes for the quarter ended November 2, 2007 as compared to the same period a year ago for continuing operations:

	Quarter Ended
	November 2,	October 27,
	2007	2006
Cracker Barrel
Net revenue:
Restaurant	$821.6	$812.6
Retail	210.2	213.0
Total net revenue	$1,031.8	$1,025.6

Total Revenue

Total revenue for the first quarter of 2008 increased 4.1% compared to last year’s first quarter.  For the quarter, Cracker Barrel comparable store restaurant sales increased 1.8% and comparable store retail sales decreased 2.1% resulting in a combined comparable store sales (total net sales) increase of 1.0%.  The comparable store restaurant sales increase consisted of a 2.9% average check increase for the quarter (including 3.5% average menu price increase) and a 1.1% guest traffic decrease.  The comparable store retail sales decrease is due to the decline in guest traffic and reduced Porch Sale activity from last year.   Due to the discretionary nature of retail purchases, we believe we continue to experience the effects of pressures on consumer discretionary income.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue for the first quarter of 2008 remained flat compared to first quarter of last year at 31.0%.  This was due to higher commodity inflation versus prior year offset by higher menu pricing and lower markdowns of retail merchandise.  The increase in commodity inflation from a year ago was primarily due to increases in dairy, eggs, oil and grain products.  The lower markdowns of retail merchandise from a year ago were primarily due to the reduced Porch Sale activity from a year ago.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue increased to 38.8% in the first quarter this year from 38.0% last year.  The increase was due to higher hourly and management wages, including the effect of minimum wage increases for tipped employees in several states, and higher group health costs partially offset by lower bonus accruals.  The increase in group health costs was due to higher medical and pharmacy claims and lower employee contributions.  The decrease in restaurant and retail management bonus accruals reflected relatively lower performance against financial objectives in the first quarter of 2008 versus the same period a year ago.

Impairment and Store Closing Charges

During the first quarter of 2008, we closed two Cracker Barrel stores, which resulted in impairment charges of $532 and store closing charges of $277.  The decision to close the leased store was due to the age of the store, the lease on the property expiring in September 2007, and another Cracker Barrel store being located within five miles of this location.  The decision to close the owned location was due to the age of the store, expected future capital expenditure requirements and changes in traffic patterns around the store over the years.  We expect the sale of this property to be completed within one year.  At November 2, 2007, we had a remaining liability for store closing charges of $12 in the accompanying condensed consolidated balance sheet.  See Notes 10 and 11 to the accompanying Condensed Consolidated Financial Statements for more details surrounding the impairment and store closing charges. We did not incur any impairment losses or store closing charges in the first quarter of 2007.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising, utilities, rent, depreciation, general insurance, credit card fees and non-labor-related pre-opening expenses.  Other store operating expenses as a percentage of total revenue increased to 18.1% in the first quarter of 2008 from 17.5% in the first quarter of last year.  The increase was due to higher advertising expenses resulting from our television advertising test, including production costs, and higher maintenance and supplies expenses as a percent of revenue.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 5.7% in the first quarter of 2008 as compared to 6.6% in the first quarter of last year.  The decrease is due to lower incentive compensation accruals compared to the same period a year ago.  This decrease reflected a relatively lower performance against financial objectives in the first quarter of 2008 versus the same period a year ago and the non-recurrence of discretionary bonuses for certain executives and bonuses related to strategic initiatives.

Interest Expense

Interest expense as a percentage of total revenue decreased to 2.6% in the first quarter of 2008 as compared to 2.8% in the first quarter of last year.  The decrease is due to lower non-use fees incurred partially offset by higher average debt outstanding during the first quarter of 2008 as compared to the first quarter of last year.  The decrease in the non-use fees is due to our borrowing $100,000 available under the delayed-draw term loan facility during the fourth quarter of 2007 and the remaining $100,000 during the first quarter of 2008.  During the first quarter of 2007, we incurred non-use fees on the entire $200,000 available under the delayed-draw term loan facility.

Interest Income

Interest income as a percentage of total revenue decreased to zero in the first quarter of 2008 as compared to 0.1% in the first quarter of last year.  The decrease is due to a lower level of cash-on-hand at the beginning of the first quarter of 2008 versus the prior year.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 33.9% in the first quarter of 2008 as compared to 35.9% in the first quarter of 2007 and 34.8% for the full year of 2007.  The decrease in the effective tax rate from the first quarter of 2007 to the first quarter of 2008 reflected the re-enactment of certain employer tax credits during the second quarter of 2007 and non-recurrence of the Section 162(m) non-deductible compensation partially offset by higher effective state income tax rates.  The decrease in the effective tax rate from the full year of 2007 to the first quarter of 2008 reflected non-recurrence of the Section 162(m) non-deductible compensation and lower effective state income tax rates partially offset by lower employer tax credits as a percent of pre-tax income.  Our adoption and implementation of FIN 48 in the first quarter of 2008 did not have a material effect on our tax rate for the quarter.  See Note 3 to the accompanying condensed consolidated financial statements for further information with respect to the adoption of FIN 48.

Liquidity and Capital Resources

Our operating activities from continuing operations used net cash of $2,994 for the quarter ended November 2, 2007, which represented a decrease from the $4,248 cash provided during the same period a year ago.  This decrease was due to changes in operating assets and liabilities and lower net income from continuing operations.  The changes in operating assets and liabilities were due primarily to changes in inventories, accounts payable, prepaid expenses and other current assets, income taxes payable, and other assets and other long-term liabilities.  The increase in our inventories was due to the timing of seasonal retail inventory purchases as compared to last year.  The changes in accounts payable, prepaid expenses and other current assets and income taxes payable were primarily due to the timing of normal payments this year compared with the timing of payments last year.  The change in other assets and other long-term liabilities was primarily due to an increase in the liability for uncertain tax positions during the first quarter of 2008.

We had negative working capital of $17,346 at November 2, 2007 versus negative working capital of $74,388 at August 3, 2007. The change in working capital compared with August 3, 2007 reflected higher inventories and lower accounts payable, accrued employee compensation, and income taxes payable.  The decrease in income taxes payable was due to the reclass of our liability for uncertain tax positions from income taxes payable to other long-term obligations upon adoption of FIN 48 (see Note 3 to the accompanying Condensed Consolidated Financial Statements).  In the restaurant industry, substantially all sales are either for cash or credit card.  Like many other restaurant companies, we are able to, and may more often than not, operate with negative working capital. Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

Capital expenditures from continuing operations were $24,385 for the quarter ended November 2, 2007 as compared to $23,707 during the same period a year ago.  Construction of new locations accounted for most of the expenditures.  Capitalized interest was $228 for the quarter ended November 2, 2007, as compared to $212 for the quarter ended October 27, 2006.  This difference was due to higher interest rates versus the same period a year ago.  We estimate that our capital expenditures (purchase of property and equipment) for 2008 will be approximately $95,000, most of which will be related to the acquisition of sites and construction of 17 new Cracker Barrel stores that have or will open during 2008, as well as for acquisition and construction costs for locations to be opened in 2009.

On September 20, 2007, our Board of Directors approved a share repurchase program for up to 1,000,000 shares of our outstanding shares of common stock.  During the quarter ended November 2, 2007, we did not make any share repurchases.  Our principal criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt covenants under our $1,250,000 credit facility (the “2006 Credit Facility”).

During the first quarter of 2008, we received proceeds of $1,926 from the exercise of stock options on 65,250 shares of our common stock.  During the quarter, we paid a dividend of $0.14 per common share on August 6, 2007 (declared on May 25, 2007).  We declared a dividend of $0.18 per common share on September 20, 2007 that was paid on November 5, 2007 in the amount of $4,272.  Additionally, we declared a dividend of $0.18 per common share on November 29, 2007 to be paid on February 5, 2008 to shareholders of record on January 18, 2008.

If there is no default then existing and there is at least $100,000 then available under our revolving credit facility, we may both: (1) pay cash dividends on our common stock if the aggregate amount of such dividends paid during any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the credit agreement) during the immediately preceding fiscal year; and (2) in any event, increase our regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the dividend paid in the prior fiscal quarter.

Our internally generated cash, the draw on our delayed draw term loan facility and cash generated by option exercises, along with cash at August 3, 2007, and our availability under the 2006 Credit Facility were sufficient to finance all of our growth, dividend payment and working capital needs in the first quarter of 2008.

We believe that cash at November 2, 2007, along with cash generated from our operating activities, stock option exercises and available borrowings under the 2006 Credit Facility, will be sufficient to finance our continued operations, our share repurchase authorization, our continued expansion plans, our principal payments on our debt and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.  At November 2, 2007, we had $211,838 available under our revolving credit facility.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to our 2007 Form 10-K for additional information regarding our operating leases.

Material Commitments

We adopted FIN 48 effective August 4, 2007, the first day of 2008.  As of the date of adoption on August 4, 2007, our gross liability for uncertain tax positions (including penalties and interest) was approximately $23,866 ($15,971, net of related federal tax benefits).  In the three months ended November 2, 2007, the aggregate liability for uncertain tax positions (including penalties and interest) increased to $25,787 ($17,224, net of related federal tax benefits).  At November 2, 2007, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

There have been no other material changes in our material commitments other than in the ordinary course of business since the end of 2007.  Refer to our 2007 Form 10-K for additional information regarding our material commitments.

Recently Adopted Accounting Pronouncement

Income Taxes

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Effective August 4, 2007, the first day of 2008, we adopted the provisions of FIN 48.

As a result of the adoption of FIN 48 on August 4, 2007, we recognized a liability for uncertain tax positions of $23,866 and related federal tax benefits of $7,895, which resulted in a net liability for uncertain tax positions of $15,971.  The liability for uncertain tax positions and the related federal tax benefits were reclassed from income taxes payable to, respectively, other long-term obligations and long-term deferred income taxes.  The impact of the adoption of FIN 48 resulted in a net increase of $2,898 to our August 4, 2007 retained earnings for the cumulative effect of a change in accounting principle.

We recognize, net of tax, interest and estimated penalties related to uncertain tax positions in our provision for income taxes.  As of the date of adoption on August 4, 2007, our liability for uncertain tax positions included $2,010 net of tax for potential interest and penalties.  The amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $15,971.

As of November 2, 2007, our liability for uncertain tax positions was $25,787 ($17,224, net of related federal tax benefits of $8,563), which included $2,168 net of tax for potential interest and penalties.  The total amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $17,224.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in our financial statements upon adoption at August 4, 2007 by approximately $2,500 within the next twelve months.

As of the date of adoption on August 4, 2007, we were subject to income tax examinations for our U.S. federal income taxes after 2004 and for state and local income taxes generally after 2003.

Recent Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements are effective for fiscal years beginning after November 15, 2007.  The provisions for nonfinancial assets and liabilities are effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of adopting the separate provisions of SFAS No. 157 and cannot yet determine the impact of its adoption in the first quarter of 2009 and 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure eligible financial instruments and other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS No. 159 and cannot yet determine the impact of its adoption in the first quarter of 2009.

The Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) in June 2007.  The EITF consensus indicates that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The consensus is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007.  We are currently evaluating the impact of adopting EITF 06-11 and cannot yet determine the impact of its adoption in the first quarter of 2009.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures.  We base our estimates and judgments on historical experience, outside advice from parties believed to be experts in such matters and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  However, because future events and their effects cannot be determined with certainty, actual results could differ from those assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2007 Form 10-K.  Critical accounting estimates are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.  We consider the following accounting estimates to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Impairment of Long-Lived Assets and Provision for Asset Dispositions

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value to the undiscounted future cash flows expected to be generated by the asset.  In addition to the recoverability test, we consider the likelihood of possible outcomes existing at the balance sheet date, including the assessment of the likelihood of the future sale of the asset.  If the asset will be classified as held and used, then the asset is written down to its estimated fair value.  If the asset will be classified as held for sale, then the asset is written down to its estimated fair value, net of estimated costs of disposal.  Judgments and estimates that we make related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.  From time to time we have decided to exit from or dispose of certain operating units.  Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes.  Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term.  In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes.  The accuracy of such provisions can vary materially from original estimates, and we regularly monitor the adequacy of the provisions until final disposition occurs.  We have not made any material changes in our methodology for assessing impairments during the first quarter of 2008 and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment on long-lived assets.  During the quarter ended November 2, 2007, we closed two Cracker Barrel stores, which resulted in impairment charges of $532.  These impairments were recorded based upon the lower of unit carrying amount or fair value.  The decision to close the leased store was due to the age of the store, the lease on the property expiring in September 2007 and another Cracker Barrel store being located within five miles of this location.  The decision to close the owned location was due to the age of the store, expected future capital expenditure needs and changes in traffic patterns around the store over the years.  We expect the sale of this property to be completed within one year.  At November 2, 2007, this property was classified as held for sale in the accompanying Condensed Consolidated Financial Statements and the carrying amount of the property was $287.  We recorded no impairment losses in the quarter ended October 27, 2006.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation, general liability and health insurance claims. We have purchased insurance for individual claims that exceed $500 and $1,000 for certain coverages since 2004.  Since 2004, we have elected not to purchase such insurance for our primary group health program, but our offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program.  We record a liability for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us based upon an actuarially determined reserve as of the end of our third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual, actuarial study of our reserve requirements.  Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we record the losses at the low end of that range and discount them to present value using a risk-free interest rate based on the actuarially projected timing of payments.  We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of our reserves.  From time to time, we have performed limited scope interim updates of our actuarial studies to verify and/or modify our reserves.  We record a liability for our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by our third-party administrator.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first quarter of 2008 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  Unanticipated changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

Inventory Shrinkage

Cost of goods sold includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method.  It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods.  During the quarter ended October 27, 2006, an estimate of shrink was recorded based on the physical inventory counts observed at the end of 2006.  During 2007, Cracker Barrel changed the timing of its physical inventory counts; physical inventory counts are conducted throughout the third and fourth quarters of the fiscal year based upon a cyclical inventory schedule.  During 2007, Cracker Barrel also changed its method for calculating inventory shrinkage for the time period between physical inventory counts by using a three-year average of the results from the current year physical inventory and the previous two physical inventories on a store-by-store basis. Actual shrinkage recorded may produce materially different amounts of shrinkage than we have estimated for the first quarter ended on November 2, 2007.

Tax Provision

We must make estimates of certain items that comprise our income tax provision.  These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies.  Furthermore, effective August 4, 2007, we adopted FIN 48.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our estimates are made based on current tax laws, the best available information at the time of the provision and historical experience.  We file our income tax returns many months after our year-end.  These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority, either of which could result in material adjustments to our consolidated financial statements and our consolidated financial position (see Note 13 to the Consolidated Financial Statements contained in the 2007 Form 10-K).

Unredeemed Gift Cards and Certificates

Unredeemed gift cards and certificates represent a liability related to unearned income and are recorded at their expected redemption value.  No revenue is recognized in connection with the point-of-sale transaction when gift cards or gift certificates are sold.  For those states that exempt gift cards and certificates from their escheat laws, we make estimates of the ultimate unredeemed (“breakage”) gift cards and certificates in the period of the original sale and amortize this breakage over the redemption period that other gift cards and certificates historically have been redeemed by reducing the liability and recording revenue accordingly.  For those states that do not exempt gift cards and certificates from their escheat laws, we record breakage in the period that gift cards and certificates are remitted to the state and reduce our liability accordingly.  Any amounts remitted to states under escheat laws reduce our deferred revenue liability and have no effect on revenue or expense while any amounts that we are permitted to retain by state escheat laws for administrative costs are recorded as revenue.  Changes in redemption behavior or management's judgments regarding redemption trends in the future may produce materially different amounts of deferred revenue to be reported.  If gift cards and certificates that have been removed from the liability are later redeemed, we recognize revenue and reduce the liability as we would with any redemption.  Additionally, the initial reduction to the liability would be reversed to offset the redemption.

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards and certificates during the first quarter of 2008 and do not believe there is a reasonable likelihood that there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Share-Based Compensation

In accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Our policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, our policy is to issue new shares of common stock to satisfy stock option exercises or grants of nonvested shares.

The fair value of each option award granted subsequent to the adoption of SFAS No. 123R on July 29, 2005 has been estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates the following ranges of assumptions:

•	The expected volatility is a blend of implied volatility based on market-traded options on our stock and historical volatility of our stock over the contractual life of the options.
•
We use historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options granted is derived from the output of the option valuation model and represents the period of time the options are expected to be outstanding.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which impact the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  We update the historical and implied components of the expected volatility assumption quarterly.  We update option exercise and termination assumptions quarterly.  The expected life is a by-product of the lattice model, and is updated when new grants are made.

SFAS No. 123R also requires that compensation expense be recognized for only the portion of options that are expected to vest.  Therefore, an estimated forfeiture rate derived from historical employee termination behavior, grouped by job classification, is applied against share-based compensation expense.  The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.  We update the estimated forfeiture rate to actual on each of the vesting dates and adjust compensation expense accordingly, so that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Legal Proceedings

We are parties to various legal and regulatory proceedings and claims incidental to our business.  In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these actions will not materially affect our consolidated results of operations or financial position.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess probability of loss and for the ability to estimate loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2007 Form 10-K is incorporated in this item of this Quarterly Report by this reference.  There have been no material changes in our quantitative and qualitative market risks since August 3, 2007.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of November 2, 2007, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended November 2, 2007 in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of the Company’s 2007 Form 10-K for the year ended August 3, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Although no items were submitted to a vote of security holders during the quarter ended November 2, 2007, the annual meeting of shareholders (the “Annual Meeting”) was held on November 29, 2007.

(b)
Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act; there was no solicitation in opposition to management’s nominees and all of management’s nominees were elected.  Each director is elected to serve for a 1-year term and until his or her successor is elected and qualified.

(c)	The following sets forth the results of voting on each matter at the Annual Meeting:

Proposal 1 – Election of Directors.
		WITHHOLD
	FOR	AUTHORITY

James D. Carreker	18,172,628	2,959,782
Robert V. Dale	18,190,937	2,941,473
Richard J. Dobkin	18,398,127	2,734,283
Robert C. Hilton	19,871,176	1,261,234
Charles E. Jones, Jr.	18,033,394	3,099,016
B. F. “Jack” Lowery	19,095,645	2,036,765
Martha M. Mitchell	19,963,302	1,169,108
Andrea M. Weiss	18,472,774	2,659,636
Jimmie D. White	19,802,018	1,330,392
Michael A. Woodhouse	19,866,105	1,266,306

Proposal 2 – To re-approve the material terms of performance goals set forth in the Company’s 2002 Omnibus Incentive Compensation Plan.

Votes cast for	13,367,580
Votes cast against	2,596,239
Votes cast to abstain	351,046

Proposal 3 – To approve certain amendments to the Company’s 2002 Omnibus Incentive Compensation Plan.

Votes cast for	4,399,086
Votes cast against	11,555,953
Votes cast to abstain	359,826

Proposal 4 - To approve the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

Votes cast for	19,848,048
Votes cast against	826,226
Votes cast to abstain	458,133

Item 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRL GROUP, INC.

Date:	12/12/07	By:	/s/Lawrence E. White
Lawrence E. White, Senior Vice President, Finance and Chief Financial Officer

Date:	12/12/07	By:	/s/Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Agreement dated September 17, 2007 between the Company and Lawrence E. White (incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007 and filed September 21, 2007).

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications