Form 10-Q
period 2008-02-01
CBRL GROUP INC
filed 2008-03-12
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
                (Mark One)

 ☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 1, 2008

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

22,138,616 Shares of Common Stock
Outstanding as of February 29, 2008

CBRL GROUP, INC.

FORM 10-Q

For the Quarter Ended February 1, 2008

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1
· Condensed Consolidated Financial Statements (Unaudited)

(a) Condensed Consolidated Balance Sheet as of February 1, 2008
and August 3, 2007	3

(b) Condensed Consolidated Statement of Income for the Quarters and Six
Months Ended February 1, 2008 and January 26, 2007	4

(c) Condensed Consolidated Statement of Cash Flows for the Six Months
Ended February 1, 2008 and January 26, 2007	5

(d) Notes to Condensed Consolidated Financial Statements	6

Item 2
· Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3
· Quantitative and Qualitative Disclosures About Market Risk	29

Item 4
· Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1A
· Risk Factors	30

Item 2
· Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4
· Submission of Matters to a Vote of Security Holders	30

Item 6
· Exhibits	30

SIGNATURES	31

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CBRL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	February 1,	August 3,
	2008	2007*
ASSETS
Current assets:
Cash and cash equivalents	$11,433	$14,248
Property held for sale	2,577	4,676
Accounts receivable	11,028	11,759
Income taxes receivable	11,967	--
Inventories	127,194	144,416
Prepaid expenses and other current assets	12,512	12,629
Deferred income taxes	26,691	12,553
Total current assets	203,402	200,281

Property and equipment	1,536,938	1,500,229
Less: Accumulated depreciation and amortization of capital leases	502,933	481,247
Property and equipment – net	1,034,005	1,018,982

Other assets	45,939	45,767

Total assets	$1,283,346	$1,265,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,959	$93,060
Taxes withheld and accrued	22,951	32,201
Income taxes payable	--	18,066
Deferred revenues	35,485	21,162
Accrued interest expense	13,988	164
Other accrued expenses	93,968	101,828
Current maturities of long-term debt and other long-term obligations	8,698	8,188
Total current liabilities	241,049	274,669

Long-term debt	787,810	756,306
Interest rate swap liability	60,581	13,680
Other long-term obligations	85,195	53,819
Deferred income taxes	52,637	62,433

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized;
22,133,878 shares issued and outstanding at February 1, 2008,
and 23,674,175 shares issued and outstanding at August 3, 2007	222	237
Additional paid-in capital	--	--
Accumulated other comprehensive (loss)	(40,165)	(8,988)
Retained earnings	96,017	112,874
Total shareholders’ equity	56,074	104,123

Total liabilities and shareholders’ equity	$1,283,346	$1,265,030

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of August 3, 2007, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2007.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2008	2007	2008	2007

Total revenue	$634,453	$612,134	$1,215,618	$1,170,397

Cost of goods sold	223,735	210,352	403,963	383,208
Gross profit	410,718	401,782	811,655	787,189

Labor and other related expenses	229,133	219,594	454,801	431,768
Impairment and store closing charges	68	--	877	--
Other store operating expenses	106,473	105,932	211,693	203,654
Store operating income	75,044	76,256	144,284	151,767

General and administrative expenses	29,623	34,022	62,841	71,282
Operating income	45,421	42,234	81,443	80,485

Interest expense	14,454	14,609	29,363	29,786
Interest income	128	3,857	185	4,455
Income before income taxes	31,095	31,482	52,265	55,154

Provision for income taxes	10,861	10,981	18,048	19,491
Income from continuing operations	20,234	20,501	34,217	35,663
(Loss) income from discontinued operations, net of tax	(17)	82,011	(111)	86,276

Net income	$20,217	$102,512	$34,106	$121,939

Basic net income per share:
Income from continuing operations	$0.87	$0.66	$1.46	$1.14
(Loss) income from discontinued operations	$--	$2.66	$--	$2.76
Net income per share	$0.87	$3.32	$1.46	$3.90

Diluted net income per share:
Income from continuing operations	$0.85	$0.60	$1.42	$1.05
(Loss) income from discontinued operations	$--	$2.28	$--	$2.38
Net income per share	$0.85	$2.88	$1.42	$3.43
Weighted average shares:
Basic	23,133,206	30,839,209	23,419,403	31,226,657
Diluted	23,758,343	36,016,304	24,101,665	36,204,862

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	February 1,	January 26,
	2008	2007
Cash flows from operating activities:
Net income	$34,106	$121,939
Loss (income) from discontinued operations, net of tax	111	(86,276)
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Depreciation and amortization	27,983	28,017
(Gain) loss on disposition of property and equipment	(446)	1,304
Impairment	532	--
Accretion on zero-coupon contingently convertible senior notes	--	2,934
Share-based compensation	4,980	7,285
Excess tax benefit from share-based compensation	(49)	(1,947)
Changes in assets and liabilities:
Accounts receivable	731	(164)
Income taxes receivable	(11,967)	--
Inventories	17,222	13,381
Prepaid expenses and other current assets	117	(5,330)
Accounts payable	(27,101)	(14,593)
Taxes withheld and accrued	(9,250)	(6,106)
Income taxes payable	2,304	32,273
Deferred revenues	14,323	15,187
Accrued interest expense	13,824	(1,585)
Other current liabilities	(8,690)	686
Other long-term assets and liabilities	4,860	2,236
Net cash provided by operating activities of continuing operations	63,590	109,241

Cash flows from investing activities:
Purchase of property and equipment	(45,123)	(47,000)
Proceeds from sale of property and equipment	4,786	1,636
Proceeds from insurance recoveries of property and equipment	114	91
Net cash used in investing activities of continuing operations	(40,223)	(45,273)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	415,300	--
Principal payments under long-term debt and other long-term obligations	(383,286)	(78,863)
Proceeds from exercise of stock options	1,965	20,171
Excess tax benefit from share-based compensation	49	1,947
Purchases and retirement of common stock	(52,380)	(250,142)
Dividends on common stock	(7,660)	(8,464)
Net cash used in financing activities of continuing operations	(26,012)	(315,351)

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(170)	(32,716)
Net cash provided by investing activities of discontinued operations	--	454,670
Net cash (used in) provided by discontinued operations	(170)	421,954

Net (decrease) increase in cash and cash equivalents	(2,815)	170,571
Cash and cash equivalents, beginning of period	14,248	87,830
Cash and cash equivalents, end of period	$11,433	$258,401

Supplemental disclosures of cash flow information:
Cash paid during the six months for:
Interest, net of amounts capitalized	$14,468	$26,873
Income taxes	$25,812	$27,956

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swap	$(46,901)	$(4,259)
Change in deferred tax asset for interest rate swap	$15,724	$1,588

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of February 1, 2008 and August 3, 2007 and the related condensed consolidated statements of income and cash flows for the quarters and/or six-month periods ended February 1, 2008 and January 26, 2007, have been prepared by CBRL Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept and, until December 6, 2006, the Logan’s Roadhouse® (“Logan’s”) restaurant concept.  The Company sold Logan’s on December 6, 2006 (see Note 18).  As a result, Logan’s is classified as discontinued operations in the accompanying condensed consolidated financial statements.  The Company has changed its prior year presentation of the cash proceeds from the sale of Logan’s from cash provided by investing activities of continuing operations to cash provided by investing activities of discontinued operations to better reflect the nature of these proceeds in the condensed consolidated statement of cash flows.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 3, 2007 (the “2007 Form 10-K”).

References in these Notes to Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted.

Unless otherwise noted, amounts and disclosures throughout the Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

2.  Summary of Significant Accounting Policies

The significant accounting policies of the Company are included in the 2007 Form 10-K.  During the six-month period ended February 1, 2008, there have been no significant changes to those accounting policies except for income taxes.  Effective August 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  See Note 3 regarding the adoption of FIN 48.

3. Recently Adopted Accounting Pronouncement

Income Taxes

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Effective August 4, 2007, the first day of fiscal 2008, the Company adopted the provisions of FIN 48.

As a result of the adoption of FIN 48 on August 4, 2007, the Company recognized a liability for uncertain tax positions of $23,866 and related federal tax benefits of $7,895, which resulted in a net liability for uncertain tax positions of $15,971.  As required by FIN 48, the liability for uncertain tax positions has been included in other long-term obligations and the related federal tax benefits have reduced long-term deferred income taxes.  In the prior year, the liability for uncertain tax positions (net of the related federal tax benefits) was included in income taxes payable.  The impact of the adoption of FIN 48 resulted in a net increase of $2,898 to the Company's August 4, 2007 retained earnings for the cumulative effect of a change in accounting principle.

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

As of February 1, 2008, the Company’s liability for uncertain tax positions was $27,876 ($18,772, net of related federal tax benefits of $9,104), which included $2,797 net of tax for potential interest and penalties.  The total amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $18,772.

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

4.  Recent Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for fiscal years beginning after November 15, 2007.  The provisions for certain nonfinancial assets and liabilities are effective for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting the separate provisions of SFAS No. 157 and cannot yet determine the impact of its adoption in the first quarters of 2009 and 2010.

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

5.  Shared-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment”, which requires the measurement and recognition of compensation cost at fair value for all share-based payments.  For the quarter and six-month period ended February 1, 2008, share-based compensation from continuing operations was $1,261 and $2,426, respectively, for stock options and $1,405 and $2,554, respectively, for nonvested stock.  For the quarter and six-month period ended January 26, 2007, share-based compensation was $1,599 and $3,482, respectively, for stock options and $3,041 and $3,803, respectively, for nonvested stock.  Included in these totals was share-based compensation from continuing operations for the quarter and six-month period ended January 26, 2007 of $1,596 and $3,416, respectively, for stock options and $3,041 and $4,283, respectively, for nonvested stock.  Share-based compensation from continuing operations is recorded in general and administrative expenses for continuing operations.

6.  Seasonality

Historically, the net income of the Company has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season.  The Company also expects to open additional new locations throughout the year.  Therefore, the results of operations for the quarter or six-month period ended February 1, 2008 are not necessarily indicative of the operating results for the entire 2008 year.

7.  Inventories

Inventories were comprised of the following at:

	February 1,	August 3,
	2008	2007

Retail	$90,000	$109,891
Restaurant	18,851	16,593
Supplies	18,343	17,932
Total	$127,194	$144,416

8.  Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the year.  Common equivalent shares related to stock options and nonvested stock and stock awards issued by the Company are calculated using the treasury stock method.  Additionally, for 2007, diluted consolidated net income per share was calculated excluding the after-tax interest and financing expenses associated with the Company’s zero-coupon contingently convertible senior notes (“Senior Notes”), since these Senior Notes were treated as if-converted into common stock (see Note 6 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K).  The Senior Notes were redeemed in the fourth quarter of 2007 (see Note 8 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K).

Following the redemption of the Senior Notes, outstanding employee and director stock options and nonvested stock and stock awards issued by the Company represent the only dilutive effects on diluted consolidated net income per share.

The following table reconciles the components of the diluted earnings per share computations:
	Quarter Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2008	2007	2008	2007
Income from continuing operations per share numerator:
Income from continuing operations	$20,234	$20,501	$34,217	$35,663
Add: Interest and loan acquisition costs associated with Senior Notes, net of related tax effects	--	1,376	--	2,316
Income from continuing operations available to common shareholders	$20,234	$21,877	$34,217	$37,979

(Loss) income from discontinued operations per share numerator	$(17)	$82,011	$(111)	$86,276

Income from continuing operations, (loss) income from discontinued operations, and net income per share denominator:
Weighted average shares	23,133,206	30,839,209	23,419,403	31,226,657
Add potential dilution:
Senior Notes	--	4,582,788	--	4,582,788
Stock options and nonvested stock and stock awards	625,137	594,307	682,262	395,417
Diluted weighted average shares	23,758,343	36,016,304	24,101,665	36,204,862

 9.  Segment Reporting

Cracker Barrel units represent a single, integrated operation with two related and substantially integrated product lines. The operating expenses of the restaurant and retail product line of a Cracker Barrel unit are shared and are indistinguishable in many respects.  The chief operating decision-maker reviews operating results for both restaurant and retail operations on a combined basis.  Accordingly, the Company manages its business on the basis of one reportable operating segment.   The results of operations of Logan’s are reported as discontinued operations (see Note 18) and have been excluded from segment reporting.

All of the Company’s operations are located within the United States.  The following data are presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” for all periods presented.

	Quarter Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2008	2007	2008	2007
Revenue from continuing operations:
Restaurant	$465,105	$447,782	$927,858	$890,109
Retail	169,348	164,352	287,760	280,288
Total revenue from continuing operations	$634,453	$612,134	$1,215,618	$1,170,397

10.  Impairment of Long-lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Whether impairment exists is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store-by-store basis.  In addition, the recoverability test considers the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset.  If impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value.  Assets held for sale, if any, are reported at the lower of carrying amount or fair value less costs to sell.

During the six months ended February 1, 2008, the Company closed one leased Cracker Barrel store and one owned Cracker Barrel store, which resulted in impairment charges of $532 and store closing charges of $345.  These impairments were recorded based upon the lower of unit carrying amount or fair value less costs to sell.  The decision to close the leased store was due to the age of the store, the lease on the property expiring in September 2007 and another Cracker Barrel store being located within five miles of this location.  The decision to close the owned location was due to the age of the store, expected future capital expenditure needs and changes in traffic patterns around the store over the years.  The Company expects the sale of this property to be completed within one year.  The store closing charges, which included employee termination benefits and other costs, represent the total amount expected to be incurred.  At February 1, 2008, there was no liability recorded for store closing charges in the accompanying condensed consolidated balance sheet.  Store closing charges are included in the impairment and store closing charges line on the accompanying condensed consolidated statement of income.  The Company recorded no impairment losses or store closing charges in the six months ended January 26, 2007.

11.  Gain on Property Disposition

On November 28, 2007, the Company sold the one remaining Logan’s property that the Company had retained and leased back to Logan’s (see Note 3 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K for additional information).  This property was classified as property held for sale and had a net book value of approximately $1,960.  The Company received proceeds of approximately $3,770, which resulted in a pre-tax gain of approximately $1,810 being recorded in the second quarter of 2008.  The gain is recorded in general and administrative expenses in the accompanying condensed consolidated statement of income.

12. Commitments and Contingencies

The Company and its subsidiaries are parties to various legal and regulatory proceedings and claims incidental to and arising out of the ordinary course of its business.  In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these other proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.  Litigation involves an element of uncertainty, however, and future developments could cause these actions or claims to have a material adverse effect on the Company’s financial statements as a whole.

The Company is contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  As of February 1, 2008, the Company had $29,062 of standby letters of credit related to securing reserved claims under workers' compensation and general liability insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its $250,000 revolving credit facility.

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  The lease has a remaining life of approximately 5.7 years with annual lease payments of approximately $361.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  The Company is also liable under a second operating lease that has been sublet to a third party.  The lease has a remaining life of approximately 9.8 years and annual lease payments net of sublease rentals of approximately $50.  At this time, the Company has no reason to believe that either the assignee or subtenant, respectively, of the foregoing leases will not perform and, therefore, no provision has been made in the accompanying condensed consolidated balance sheet for amounts to be paid in case of non-performance by the assignee or subtenant, as applicable.

As of December 2006, the Company reaffirmed its guarantee of the lease payments for two Logan’s restaurants.  The operating leases have remaining lives of 3.9 and 12.2 years with annual payments of approximately $94 and $98, respectively.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated financial statements for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification requirements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s and Logan’s sale-leaseback transaction (see Note 3 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K), the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  With the exception of certain tax indemnifications, the Company believes that the probability of being required to make any indemnification payments to Logan’s is remote.  Therefore, no provision has been recorded for any potential non-tax indemnification payments in the condensed consolidated balance sheet.  At February 1, 2008, the Company has recorded a liability of $779 in the condensed consolidated balance sheet for these potential tax indemnifications.

13. Shareholders’ Equity

During the six-month period ended February 1, 2008, the Company received proceeds of $1,965 from the exercise of stock options to purchase 84,703 shares of its common stock.  During the six-month period ended February 1, 2008, the Company repurchased 1,625,000 shares of its common stock in the open market at an aggregate cost of $52,380 (see Note 15).

During the six-month period ended February 1, 2008, the Company paid dividends of $0.14 and $0.18 per common share on August 6, 2007 and on November 5, 2007, respectively.  During the quarter ended February 1, 2008, the Company declared a dividend of $0.18 per common share that was paid on February 5, 2008 in the aggregate amount of $4,097.  That dividend is recorded in other accrued expenses in the accompanying condensed consolidated balance sheet.  Additionally, the Company declared a dividend of $0.18 per common share on February 28, 2008 to be paid on May 5, 2008 to shareholders of record on April 18, 2008.

During the six-month period ended February 1, 2008, the unrealized loss, or change in value, net of tax, on the Company’s interest rate swap increased by $31,177 to $40,165 and is recognized in accumulated other comprehensive loss (see Notes 14 and 17).

During the six-month period ended February 1, 2008, total share-based compensation was $4,980 and the excess tax benefit from share-based compensation was $49.  During the six-month period ended January 26, 2007, total share-based compensation was $7,285 and the excess tax benefit from share-based compensation was $1,947.

During the six-month period ended February 1, 2008, the Company recorded an increase of $2,898 to retained earnings as the result of adopting FIN 48 (see Note 3).

14.  Comprehensive (Loss) Income

	Quarter Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2008	2007	2008	2007

Net income	$20,217	$102,512	$34,106	$121,939
Other comprehensive (loss) income:
Change in fair value of interest rate swap, net of tax	(20,685)	4,384	(31,177)	(2,671)
Total comprehensive (loss) income	$(468)	$106,896	$2,929	$119,268

For the quarters ended February 1, 2008 and January 26, 2007, the change in fair value of the interest rate swap is net of a tax benefit of $10,735 and a tax provision of $2,097, respectively.  For the six-month periods ended February 1, 2008 and January 26, 2007, the change in fair value of the interest rate swap is net of a tax benefit of $15,724 and $1,588, respectively.

15.  Share Repurchases

On September 20, 2007, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s outstanding shares of common stock. On January 22, 2008, the Company’s Board of Directors approved the repurchase of up to 625,000 additional shares of its common stock.  During the second quarter ended February 1, 2008, the Company repurchased 1,625,000 shares of its common stock in the open market at an aggregate cost of $52,380.  Related transaction costs and fees that were recorded as a reduction to shareholders' equity resulted in the shares being repurchased at an average cost of $32.23 per share.  At February 1, 2008, the Company did not have any share repurchase authorizations outstanding.  The Company’s principal criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by the Company’s debt covenants under its $1,250,000 credit facility (the “2006 Credit Facility”).

During the second quarter ended January 26, 2007, the Company repurchased 5,434,774 shares of its common stock pursuant to a modified “Dutch Auction” tender offer (“the Tender Offer”) for a total purchase price of approximately $250,000 before fees.  Related transaction costs and fees that were recorded as a reduction to shareholders’ equity resulted in the shares being repurchased in the Tender Offer at an average cost of $46.03 per share.

16.  Debt

Long-term debt consisted of the following at:

	February 1,	August 3,
	2008	2007

Term Loan B
payable $1,792 per quarter with the remainder due on April 27, 2013	$637,040	$640,624

Delayed-Draw Term Loan Facility payable $383 per quarter with the remainder due on April 27, 2013	151,868	99,750
Revolving Credit Facility payable on or before April 27, 2011	7,600	24,100
	796,508	764,474
Current maturities	(8,698)	(8,168)
Long-term debt	$787,810	$756,306

Effective April 27, 2006, the Company entered into its 2006 Credit Facility that consisted of up to $1,000,000 in term loans with a scheduled maturity date of April 27, 2013 and a $250,000 revolving credit facility expiring April 27, 2011. The 2006 Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio as specified in the agreement and maintenance of minimum interest coverage ratios.  As of February 1, 2008, the Company is in compliance with all debt covenants.

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

17.  Derivative Instruments and Hedging Activities

The Company accounts for its interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The estimated fair value of this interest rate swap liability was $60,581 and $13,680 at February 1, 2008 and August 3, 2007, respectively, representing an increase of $46,901 during the first six months of 2008. The offset to the interest rate swap liability is in accumulated other comprehensive loss, net of the deferred tax asset.  Cash flows related to the interest rate swap are included in operating activities.

18.  Disposition of Logan’s

On December 6, 2006, the Company sold Logan’s (see Note 3 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K for additional information).

The Company has reported in discontinued operations certain expenses related to the divestiture of Logan’s in the six-month period ended February 1, 2008, and the results of operations of Logan’s through December 5, 2006 as well as certain expenses of the Company related to the divestiture of Logan’s for the six-month period ended January 26, 2007, which consist of the following:

	Quarter Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2008	2007	2008	2007

Revenues	$--	$43,891	$--	$154,529

(Loss) income before income tax benefit (provision for income taxes) from discontinued operations	$(25)	$347	$(170)	$8,552
Income tax benefit (provision for income taxes)	8	1,376	59	(2,564)
Net (loss) income from discontinued operations	(17)	1,723	(111)	5,988
Gain on sale, net of taxes of $10,491	--	80,288	--	80,288
(Loss) income from discontinued operations	$(17)	$82,011	$(111)	$86,276

In the third quarter of 2007, the Company agreed to and recorded a purchase price adjustment required by the Logan’s sale agreement, resulting in a reduction of the proceeds from and the gain on the sale by $1,276.

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CBRL Group, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  Until December 6, 2006, we also owned the Logan’s Roadhouse® (“Logan’s”) restaurant concept, but we divested Logan’s at that time.  As a result, Logan’s is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Unless otherwise noted, management’s discussion and analysis of financial condition and results of operations (“MD&A”) relates only to results from continuing operations.  All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in the MD&A are to our fiscal year unless otherwise noted.

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

We believe the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2007 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Estimates” on pages 24-28 of this Form 10-Q or, from time to time, in our filings with the SEC, press releases and other communications.

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

Results of Operations

Overview

Total revenue increased 3.6% in the second quarter of 2008 as compared to the second quarter of 2007.  Operating income margin was 7.2% of total revenue in the second quarter of 2008 compared to 6.9% in the second quarter of 2007.  This increase reflected the gain on the sale of the one remaining Logan's property we had retained and leased back to Logan’s and lower general insurance, incentive compensation accruals, advertising and store hourly labor costs partially offset by higher food costs, higher retail cost of goods sold, higher workers’ compensation expenses and the non-recurrence of litigation settlement proceeds received in the prior year second quarter.  Despite the increase in operating income margin, income from continuing operations for the second quarter of 2008 decreased 1.3% as compared to the second quarter of 2007 primarily due to lower interest income.  During the second quarter of 2008, we repurchased 1,625,000 shares of our common stock at an aggregate cost of $52,380.  Diluted income from continuing operations per share increased 41.7% for the quarter as compared to prior year due to the reduction in shares outstanding associated with our strategic initiatives and related stock repurchase programs, which we began in 2006.

Total revenue increased 3.9% during the six-month period ended February 1, 2008 as compared to the six-month period ended January 26, 2007.  Operating income margin was 6.7% of total revenue for the six-month period ended February 1, 2008 as compared to 6.9% for the six-month period ended January 26, 2007.  This decrease reflected the non-recurrence of litigation settlement proceeds received in the prior year, higher food costs, management wages, workers' compensation expense and group health costs partially offset by lower incentive compensation accruals, lower general insurance and the gain on the sale of the one remaining Logan's property we had retained and leased back to Logan’s.  Income from continuing operations for the six-month period ended February 1, 2008 as compared to the six-month period ended January 26, 2007 decreased 4.1% primarily due to the decrease in operating income margin and lower interest income.   Diluted income from continuing operations per share increased 35.2% for the six-month period as compared to prior year due to the reduction in shares outstanding associated with our strategic initiatives and related stock repurchase programs, which we began in 2006.

The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended February 1, 2008 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2008	2007	2008	2007

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	35.3	34.4	33.2	32.7
Gross profit	64.7	65.6	66.8	67.3

Labor and other related expenses	36.1	35.8	37.4	36.9
Impairment and store closing charges	--	--	0.1	--
Other store operating expenses	16.8	17.3	17.4	17.4
Store operating income	11.8	12.5	11.9	13.0

General and administrative expenses	4.6	5.6	5.2	6.1
Operating income	7.2	6.9	6.7	6.9

Interest expense	2.3	2.4	2.4	2.6
Interest income	--	0.6	--	0.4
Income before income taxes	4.9	5.1	4.3	4.7

Provision for income taxes	1.7	1.8	1.5	1.7

Income from continuing operations	3.2	3.3	2.8	3.0

(Loss) income from discontinued operations, net of taxes	--	13.4	--	7.4
Net income	3.2%	16.7%	2.8%	10.4%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and six-month period ended February 1, 2008 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2008	2007	2008	2007
Total revenue:
Cracker Barrel restaurant	73.3%	73.2%	76.3%	76.1%
Cracker Barrel retail	26.7	26.8	23.7	23.9
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table sets forth the number of units in operation at the beginning and end of the quarters and six-month periods ended February 1, 2008 and January 26, 2007, respectively:

	Quarter Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2008	2007	2008	2007
Cracker Barrel:
Open at beginning of period	566	548	562	543
Opened during period	4	4	10	9
Closed during period	--	--	(2)	--
Open at end of period	570	552	570	552

During the six months ended February 1, 2008, we also replaced an existing unit with a new unit in a nearby community.  Replacements are not counted as either units opened or closed.

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter and six-month period ended February 1, 2008 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2008	2007	2008	2007
Cracker Barrel
Net revenue:
Restaurant	$817.2	$813.0	$1,638.8	$1,625.7
Retail	297.5	298.4	508.2	511.9
Total net revenue	$1,114.7	$1,111.4	$2,147.0	$2,137.6

Total Revenue

Total revenue for the second quarter of 2008 increased 3.6% compared to the prior year second quarter.  For the second quarter ended February 1, 2008, Cracker Barrel comparable store restaurant sales increased 1.1% and comparable store retail sales increased 1.4% resulting in a combined comparable store sales (total net revenue) increase of 1.2%.  The comparable store restaurant sales increase consisted of a 3.4% average check increase for the quarter (including a 3.5% average menu price increase) and a 2.3% guest traffic decrease.  We believe that the comparable store retail sales increase was due to a more appealing retail merchandise selection than in the prior year partially offset by guest traffic decreases and pressures on consumer discretionary income.  Sales from newly opened Cracker Barrel stores accounted for the balance of the total revenue increase in the second quarter.

Total revenue for the six-month period ended February 1, 2008 increased 3.9% compared to the six-month period ended January 26, 2007.  For the six-month period ended February 1, 2008, Cracker Barrel comparable store restaurant sales increased 1.4% and comparable store retail sales decreased 0.1% resulting in a combined comparable store sales (total net revenue) increase of 1.1%.  The comparable store restaurant sales increase consisted of a 3.2% average check increase for the six months (including a 3.5% average menu price increase) and a 1.8% guest traffic decrease.  We believe that the comparable store retail sales decrease was due to the decline in guest traffic and reduced Porch Sale activity this year as compared to last year.  Owing to the discretionary nature of retail purchases, we believe we continue to experience the effects of pressures on consumer discretionary income.  We believe that these decreases partially were offset by a more appealing retail merchandise selection than in the prior year.  Sales from newly opened Cracker Barrel stores accounted for the balance of the total revenue increase in the six-month period ended February 1, 2008.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue for the second quarter of 2008 increased to 35.3% from 34.4% in the second quarter of the prior year.  This increase was due to higher restaurant product costs, primarily reflecting commodity inflation, versus prior year and higher retail freight costs, which were primarily related to fuel cost increases, partially offset by higher menu pricing and higher initial mark-ons of retail merchandise versus the prior year.  The increase in commodity inflation from a year ago was primarily due to increases in dairy, eggs, produce, oil and grain products.

Cost of goods sold as a percentage of total revenue increased to 33.2% for the six-month period ended February 1, 2008 as compared to 32.7% in the six-month period ended January 26, 2007.  This increase was due to higher restaurant product costs, primarily reflecting commodity inflation, versus prior year partially offset by higher menu pricing, lower markdowns of retail merchandise and higher initial mark-ons of retail merchandise versus prior year.  The increase in commodity inflation from a year ago was primarily due to increases in dairy, eggs, produce, oil and grain products.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue increased to 36.1% in the second quarter this year from 35.8% in the prior year.  This increase was due to higher workers' compensation expense partially offset by higher revenues primarily driven by menu pricing, lower store hourly labor costs and lower bonus accruals.  As a result of a limited scope actuarial review completed during the second quarter of 2008, we recorded a reduction in our workers’ compensation expense.  We also conducted a similar limited scope actuarial review in the second quarter of 2007, which resulted in a higher reduction in our workers’ compensation expense as compared to this year.  The decrease in store hourly labor costs was primarily due to better productivity and lower overtime wages.  The decrease in bonus accruals reflected lower performance against financial objectives in the second quarter of 2008 versus the same period a year ago.

Labor and other related expenses as a percentage of total revenue increased to 37.4% in the six-month period ended February 1, 2008 as compared to 36.9% in the six-month period ended January 26, 2007.  This increase was due to higher group health costs, workers’ compensation expense and management wages partially offset by higher revenues primarily driven by menu pricing and lower bonus accruals.  The increase in group health costs was due to higher medical and pharmacy claims and lower employee contributions. The increase in workers compensation expense was due to a smaller reduction in our workers’ compensation expense as compared to the prior year resulting from limited scope actuarial reviews of our workers' compensation program during the second quarters of 2008 and 2007.  The decrease in restaurant and retail management bonus accruals reflected lower performance against financial objectives in the first six months of 2008 versus the same period a year ago.

Impairment and Store Closing Charges

During the first six months of 2008, we closed one leased Cracker Barrel store and one owned Cracker Barrel store, which resulted in impairment charges of $532 and store closing charges of $345.  The decision to close the leased store was due to the age of the store, the lease on the property expiring in September 2007, and another Cracker Barrel store being located within five miles of this location.  The decision to close the owned location was due to the age of the store, expected future capital expenditure requirements and changes in traffic patterns around the store over the years.  We expect the sale of this property to be completed within one year.  The store closing charges represent the total amount expected to be incurred and no liability has been recorded for store closing charges at February 1, 2008.  See Note 10 to the accompanying Condensed Consolidated Financial Statements for more details surrounding the impairment and store closing charges.  We did not incur any impairment losses or store closing charges in the six months ended January 26, 2007.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation, advertising, credit card fees, rent, property taxes, general insurance, and non-labor-related pre-opening expenses.  Other store operating expenses decreased as a percentage of total revenue to 16.8% in the second quarter of 2008 from 17.3% in the second quarter of the prior year.  This decrease was due to higher revenues driven by higher menu pricing, lower advertising and general insurance expenses partially offset by the non-recurrence of the Visa/MasterCard litigation settlement proceeds received in the second quarter of the prior year.  The decrease in advertising expense was due to a shift from radio advertising in a larger number of markets in the prior year to television and radio advertising in a smaller number of markets in 2008.  As a result of limited scope actuarial reviews completed during the second quarters of 2008 and 2007, we recorded a reduction in our general insurance expense as compared to an increase in the prior year.

Other store operating expenses as a percentage of total revenue remained flat compared to the six-month period ended January 26, 2007 at 17.4%.  Higher menu pricing and lower general insurance expense as a result of revised actuarial estimates were offset by the non-recurrence of the Visa/MasterCard litigation settlement proceeds received in the prior year.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 4.6% in the second quarter of 2008 compared to 5.6% in the second quarter of the prior year. The decrease was due to lower incentive compensation accruals, including share-based compensation, the gain on the sale of the one remaining Logan’s property we had retained and leased back to Logan’s and higher revenues driven by menu pricing.  The decrease in incentive compensation accruals reflected lower performance against financial objectives in the second quarter of 2008 versus the same period a year ago and the non-recurrence of bonuses related to strategic initiatives as well as the additional share-based compensation recorded in the second quarter of 2007 for participants eligible for retirement prior to the vesting date of the award.

General and administrative expenses as a percentage of total revenue decreased to 5.2% in the six-month period ended February 1, 2008 as compared to 6.1% in the six-month period ended January 26, 2007.  The decrease was due to lower incentive compensation accruals, including share-based compensation, the gain on the sale of the one remaining Logan’s property we had retained and leased back to Logan’s and higher revenues driven by menu pricing.  The decrease in incentive compensation accruals reflected lower performance against financial objectives in the first six months of 2008 versus the same period a year ago and the non-recurrence of discretionary bonuses for certain executives, bonuses related to strategic initiatives and the additional share-based compensation recorded in the second quarter of 2007 for participants eligible for retirement prior to the vesting date of the award.

Interest Expense

Interest expense as a percentage of total revenue decreased to 2.3% in the second quarter of 2008 as compared to 2.4% in the second quarter of last year.  The decrease is primarily due to higher revenues driven by higher menu pricing.  The absolute dollar decrease primarily is due to lower non-use fees incurred under our credit facility partially offset by higher average debt outstanding during the second quarter of 2008 as compared to the second quarter of the prior year.  The decrease in the non-use fees is due to our borrowing $100,000 available under the delayed-draw term loan facility during the fourth quarter of 2007 and the remaining $100,000 during the first quarter of 2008.  During the second quarter of 2007, we incurred non-use fees on the entire $200,000 available under the delayed-draw term loan facility.

Interest expense as a percentage of total revenue decreased to 2.4% in the six-month period ended February 1, 2008 as compared to 2.6% in the six-month period ended January 26, 2007.  The decrease is primarily due to higher revenues driven by higher menu pricing.  The absolute dollar decrease primarily is due to lower non-use fees incurred under our credit facility partially offset by higher average debt outstanding during the first six months of 2008 as compared to the first six months of the prior year.  The decrease in the non-use fees is due to our borrowing $100,000 available under the delayed-draw term loan facility during the fourth quarter of 2007 and the remaining $100,000 during the first quarter of 2008.  During the first six months of 2007, we incurred non-use fees on the entire $200,000 available under the delayed-draw term loan facility.

Interest Income

Interest income as a percentage of total revenue decreased to zero in the second quarter of 2008 as compared to 0.6% in the second quarter of last year.  The decrease is due to a lower level of cash-on-hand at the beginning of the second quarter of 2008 versus the prior year and due to the average funds available for investment being higher in the prior year as result of the proceeds received from the divestiture of Logan’s.

Interest income as a percentage of total revenue decreased to zero in the first six months of 2008 as compared to 0.4% in the first six months of the prior year.  The decrease is due to a lower level of cash-on-hand at the beginning of 2008 versus the prior year and due to the average funds available for investment being higher in the prior year as result of the proceeds received from the divestiture of Logan’s.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 34.9% in the second quarter and 34.5% in the first six months of 2008 as compared to 34.9% in the second quarter a year ago, 35.3% in the first six months of 2007, and 34.8% for the full year of 2007.  The decrease in the effective tax rate in the first six months of 2007 to the first six months of 2008 reflected non-recurrence of certain non-deductible compensation expense and lower effective state income tax rates partially offset by lower employer tax credits as a percent of pre-tax income.  The decrease in the effective tax rate from the full year of 2007 to the first six months of 2008 reflected non-recurrence of certain non-deductible compensation expense and lower effective state income tax rates partially offset by lower employer tax credits as a percent of pre-tax income.  Our adoption and implementation of FIN 48 in the first quarter of 2008 did not have a material effect on our tax rate for the quarter and six months ended February 1, 2008.  See Note 3 to the accompanying Condensed Consolidated Financial Statements for further information with respect to the adoption of FIN 48.

Liquidity and Capital Resources

Our operating activities from continuing operations provided net cash of $63,590 for the six-month period ended February 1, 2008, which represented a decrease from the $109,241 provided during the same period a year ago. This decrease primarily reflected the timing of income taxes paid in 2007 related to Logan’s sale-leaseback and the proceeds from the sale of Logan’s. This decrease also reflected the timing of payments this year compared with last year for accounts payable and lower incentive compensation accruals based upon lower performance against financial objectives.  These decreases were partially offset by the timing of payments this year compared with the timing of payments last year for interest.

We had negative working capital of $37,647 at February 1, 2008 versus negative working capital of $74,388 at August 3, 2007.  Like many other restaurant companies, we are able to, and may more often than not, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and payment of certain expenses such as certain taxes and some benefits are deferred for longer periods of time.  The change in working capital compared with August 3, 2007 reflected timing of payments for income taxes, interest and accounts payable, lower incentive compensation accruals based upon lower performance against financial objectives, lower retail inventories based upon timing of retail inventory purchases, and increases in sales of our gift cards.  The decrease in income taxes payable also was due to the reclassification of our liability for uncertain tax positions from income taxes payable to other long-term obligations upon adoption of FIN 48 (see Note 3 to the accompanying Condensed Consolidated Financial Statements).

Capital expenditures were $45,123 for the six-month period ended February 1, 2008 as compared to $47,000 during the same period a year ago.  Construction of new locations accounted for most of the expenditures.  Capitalized interest was $184 and $412 for the quarter and six-month period ended February 1, 2008, respectively, as compared to $226 and $438 for the quarter and six-month period ended January 26, 2007.  These differences were due primarily to decreases in the average number of new locations under construction versus the same periods a year ago.  We estimate that our capital expenditures (purchase of property and equipment) for 2008 will be up to $90,000, most of which will be related to the acquisition of sites and construction of 17 new Cracker Barrel stores and openings that will occur during 2008, as well as construction costs for locations to be opened in 2009.

On September 20, 2007, our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock.  On January 22, 2008, our Board of Directors approved the repurchase of up to 625,000 additional shares of our common stock.  During the second quarter ended February 1, 2008, we repurchased 1,625,000 shares of our common stock in the open market at an aggregate cost of approximately $52,380.  As of February 1, 2008, we had no share repurchase authorizations outstanding.  Our principal criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by the debt covenants under our $1,250,000 credit facility (the “2006 Credit Facility”).

During the six-month period ended February 1, 2008, we received proceeds of $1,965 from the exercise of stock options to purchase 84,703 shares of our common stock.  During the six-month period ended February 1, 2008, we paid dividends of $0.14 and $0.18 per common share on August 6, 2007 and on November 5, 2007, respectively.  During the quarter ended February 1, 2008, we also declared a dividend of $0.18 per common share that was paid on February 5, 2008 in the aggregate amount of $4,097.  Additionally, we declared a dividend of $0.18 per common share on February 28, 2008 to be paid on May 5, 2008 to shareholders of record on April 18, 2008.

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

Our internally generated cash and cash generated by option exercises, along with cash on hand at August 3, 2007, and our borrowing capability under the 2006 Credit Facility, were sufficient to finance all of our growth, dividend payments, share repurchases and working capital needs in the first six months of 2008.

We believe that cash at February 1, 2008, along with cash generated from our operating activities, stock option exercises and available borrowings under the 2006 Credit Facility, will be sufficient to finance our continued operations, our continued expansion plans, our principal payments on our debt and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.  At February 1, 2008, we had $213,338 available under the revolving credit portion of the 2006 Credit Facility.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to our 2007 Form 10-K for additional information regarding our operating leases.

Material Commitments

We adopted FIN 48 effective August 4, 2007, the first day of fiscal 2008.  As of the date of adoption on August 4, 2007, our gross liability for uncertain tax positions (including penalties and interest) was approximately $23,866 ($15,971, net of related federal tax benefits).  In the six months ended February 1, 2008, the aggregate liability for uncertain tax positions (including penalties and interest) increased to $27,876 ($18,772, net of related federal tax benefits).  At February 1, 2008, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.

There have been no other material changes in our material commitments other than in the ordinary course of business since the end of 2007.  Refer to our 2007 Form 10-K for additional information regarding our material commitments.

Recently Adopted Accounting Pronouncement

Income Taxes

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Effective August 4, 2007, the first day of fiscal 2008, we adopted the provisions of FIN 48.

As a result of the adoption of FIN 48 on August 4, 2007, we recognized a liability for uncertain tax positions of $23,866 and related federal tax benefits of $7,895, which resulted in a net liability for uncertain tax positions of $15,971.  As required by FIN 48, the liability for uncertain tax positions has been included in other long-term obligations and the related federal tax benefits have reduced long-term deferred income taxes.  In the prior year, the liability for uncertain tax positions (net of the related federal tax benefits) was included in income taxes payable.  The impact of the adoption of FIN 48 resulted in a net increase of $2,898 to our August 4, 2007 retained earnings for the cumulative effect of a change in accounting principle.

We recognize, net of tax, interest and estimated penalties related to uncertain tax positions in our provision for income taxes.  As of the date of adoption on August 4, 2007, our liability for uncertain tax positions included $2,010 net of tax for potential interest and penalties.  The amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $15,971.

As of February 1, 2008, our liability for uncertain tax positions was $27,876 ($18,772, net of related federal tax benefits of $9,104), which included $2,797 net of tax for potential interest and penalties.  The total amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $18,772.

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

Recent Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for fiscal years beginning after November 15, 2007.  The provisions for certain nonfinancial assets and liabilities are effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of adopting the separate provisions of SFAS No. 157 and cannot yet determine the impact of its adoption in the first quarters of 2009 and 2010.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures.  We base our estimates and judgments on historical experience, outside advice from parties believed to be experts in such matters, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  However, because future events and their effects cannot be determined with certainty, actual results could differ from those assumptions and estimates, and such differences could be material.

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

Impairment of Long-Lived Assets and Provision for Asset Dispositions

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability of assets is measured by comparing the carrying value to the undiscounted future cash flows expected to be generated by the asset.  In addition to the recoverability test, we consider the likelihood of possible outcomes existing at the balance sheet date, including the assessment of the likelihood of the future sale of the asset.  If the asset will be classified as held and used, then the asset is written down to its estimated fair value.  If the asset will be classified as held for sale, then the asset is written down to its estimated fair value, net of estimated costs of disposal.  Judgments and estimates that we make related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.  From time to time we have decided to exit from or dispose of certain operating units.  Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes.  Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term.  In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes.  The accuracy of such provisions can vary materially from original estimates, and we regularly monitor the adequacy of the provisions until final disposition occurs.  We have not made any material changes in our methodology for assessing impairments during the first six months of 2008 and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment on long-lived assets.

As discussed above, during the six months ended February 1, 2008, we closed two Cracker Barrel stores, which resulted in impairment charges of $532 and store closing charges of $345.  We recorded no impairment losses  or store closing charges for the six-months period ended January 26, 2007.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation, general liability and health insurance claims. We have purchased insurance for individual claims that exceed $500 and $1,000 for certain coverages since 2004.  Since 2004, we have elected not to purchase such insurance for our primary group health program, but our offered benefits are limited to not more than $1,000 lifetime for any employee (including dependents) in the program.  We record a liability for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims at the anticipated cost to us based upon an actuarially determined reserve as of the end of our third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual actuarial study of our reserve requirements.  Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we record the actuarially determined losses at the low end of that range and discount them to present value using a risk-free interest rate based on the actuarially projected timing of payments.  We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of its reserves.  From time to time, we perform limited scope interim updates of our actuarial studies to verify and/or modify our reserves.  During the second quarter of 2008, we performed such an update, which resulted in a pre-tax reduction to workers’ compensation of $1,613 and a pre-tax reduction to general liability of $978.  During the prior second quarter ended January 26, 2007, a limited scope actuarial review resulted in a pre-tax reduction in the expected losses for workers’ compensation and a net pre-tax reduction of $2,987 was recorded, comprised of a pre-tax reduction for workers’ compensation of $5,532 and an expense for general liability of $2,545.  We record a liability for our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by our third-party administrator.

We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first six months of 2008 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.

Unanticipated changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

Inventory Shrinkage

Cost of goods sold includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method.  It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods.  During the third quarter of 2007, Cracker Barrel changed the timing of its physical inventory counts for its stores; physical inventory counts are conducted throughout the third and fourth quarters of the fiscal year based upon a cyclical inventory schedule.  Prior to this change, physical inventory counts for all Cracker Barrel stores and the retail distribution center were conducted as of the end of the fiscal year and shrink was recorded based on the year-end physical inventory counts.  In addition, mid-year physical inventory counts were conducted at the retail distribution center and in a sample of Cracker Barrel stores.  Estimated shrinkage was recorded based on the physical inventory counts taken.  Consistent with prior year, Cracker Barrel performed a mid-year physical inventory count in its retail distribution center during the second quarter of 2008.

During 2007, Cracker Barrel also changed its method for calculating inventory shrinkage for the time period between physical inventory counts by using a three-year average of the results from the current year physical inventory and the previous two physical inventories on a store-by-store basis. Actual shrinkage recorded may produce materially different amounts of shrinkage than we have estimated for the quarters ended on November 2, 2007 and February 1, 2008.

Tax Provision

We must make estimates of certain items that comprise our income tax provision.  These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on tip income, Work Opportunity and Welfare to Work, as well as estimates related to certain depreciation and capitalization policies.  Also, effective August 4, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards and certificates during the first six months of 2008 and do not believe there is a reasonable likelihood that there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

The fair value of each option award granted subsequent to the adoption of SFAS No. 123R on July 29, 2005 has been estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates the following ranges of assumptions:

·	The expected volatility is a blend of implied volatility based on market-traded options on our stock and historical volatility of our stock over the contractual life of the options.
·
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

·	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
·	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which impact the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  We update the historical and implied components of the expected volatility assumption quarterly.  We update option exercise and termination assumptions quarterly.  The expected life is a by-product of the lattice model and is updated when new grants are made.

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

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that as of February 1, 2008, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended February 1, 2008 in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of the Company’s 2007 Form 10-K for the year ended August 3, 2007.

Item 2.	Unregistered Sales of Equity and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended February 1, 2008 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
11/3/07 – 11/30/07	--	--	--	1,000,000
12/1/07 – 12/28/07	1,000,000	$ 34.09	1,000,000	--
12/29/07 – 2/1/08	625,000	$ 29.26	625,000	--
Total for the quarter	1,625,000	$ 32.23	1,625,000	--

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.
(2)
On September 20, 2007, the Company announced a share repurchase program for up to 1,000,000 shares of the Company’s outstanding shares of common stock with no expiration date.  On January 22, 2008, the Company announced a share repurchase program for up to 625,000 additional shares of its common stock with no expiration date.  The Company completed these share repurchase programs during the second quarter of 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended November 2, 2007 (filed with the SEC on December 12, 2007) is incorporated herein by this reference.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRL GROUP, INC.

Date: 3/12/08	By:	/s/ N.B. Forrest Shoaf
N.B. Forrest Shoaf
Senior Vice President, Secretary and General Counsel and Interim Chief Financial Officer

Date: 3/12/08	By:	/s/ Patrick A. Scruggs
Patrick A. Scruggs
Vice President, Accounting and Tax and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications