Form 10-Q
period 2008-05-02
CBRL GROUP INC
filed 2008-06-11
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 2, 2008

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
Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

22,149,266 Shares of Common Stock
Outstanding as of May 30, 2008

CBRL GROUP, INC.

FORM 10-Q

For the Quarter Ended May 2, 2008

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1
• Condensed Consolidated Financial Statements (Unaudited)

a) Condensed Consolidated Balance Sheet as of May 2, 2008
and August 3, 2007	3

b) Condensed Consolidated Statement of Income for the Quarters and Nine
Months Ended May 2, 2008 and April 27, 2007	4

c) Condensed Consolidated Statement of Cash Flows for the Nine Months
Ended May 2, 2008 and April 27, 2007	5

d) Notes to Condensed Consolidated Financial Statements	6

Item 2
• Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3
• Quantitative and Qualitative Disclosures About Market Risk	30

Item 4
• Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A
• Risk Factors	31

Item 6
• Exhibits	31

SIGNATURES	32

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CBRL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	May 2,	August 3,
	2008	2007*
ASSETS
Current assets:
Cash and cash equivalents	$11,901	$14,248
Property held for sale	2,550	4,676
Accounts receivable	12,136	11,759
Income taxes receivable	8,771	--
Inventories	133,320	144,416
Prepaid expenses and other current assets	11,672	12,629
Deferred income taxes	20,992	12,553
Total current assets	201,342	200,281

Property and equipment	1,549,813	1,500,229
Less: Accumulated depreciation and amortization of capital leases	515,028	481,247
Property and equipment – net	1,034,785	1,018,982

Other assets	45,090	45,767

Total assets	$1,281,217	$1,265,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,457	$93,060
Income taxes payable	--	18,066
Accrued interest expense	12,940	164
Other accrued expenses	146,213	155,191
Current maturities of long-term debt and other long-term obligations	8,698	8,188
Total current liabilities	237,308	274,669

Long-term debt	787,535	756,306
Interest rate swap liability	47,314	13,680
Other long-term obligations	84,765	53,819
Deferred income taxes	52,280	62,433

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized;
22,147,968 shares issued and outstanding at May 2, 2008,
and 23,674,175 shares issued and outstanding at August 3, 2007	222	237
Additional paid-in capital	1,891	--
Accumulated other comprehensive loss	(32,552)	(8,988)
Retained earnings	102,454	112,874
Total shareholders’ equity	72,015	104,123

Total liabilities and shareholders’ equity	$1,281,217	$1,265,030

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of August 3, 2007, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2007.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 2,	April 27,	May 2,	April 27,
	2008	2007	2008	2007

Total revenue	$567,138	$549,050	$1,782,756	$1,719,447

Cost of goods sold	180,588	167,928	584,551	551,136
Gross profit	386,550	381,122	1,198,205	1,168,311

Labor and other related expenses	226,851	219,012	681,652	650,780
Impairment and store closing charges	--	--	877	--
Other store operating expenses	103,157	100,511	314,850	304,165
Store operating income	56,542	61,599	200,826	213,366

General and administrative expenses	28,800	31,536	91,641	102,818
Operating income	27,742	30,063	109,185	110,548

Interest expense	14,215	13,801	43,578	43,587
Interest income	--	2,199	185	6,654
Income before income taxes	13,527	18,461	65,792	73,615

Provision for income taxes	3,048	6,350	21,096	25,841
Income from continuing operations	10,479	12,111	44,696	47,774
(Loss) income from discontinued operations, net of tax	(35)	214	(146)	86,490

Net income	$10,444	$12,325	$44,550	$134,264

Basic net income per share:
Income from continuing operations	$0.47	$0.48	$1.94	$1.65
(Loss) income from discontinued operations	$--	$0.01	$--	$2.98
Net income per share	$0.47	$0.49	$1.94	$4.63

Diluted net income per share:
Income from continuing operations	$0.46	$0.44	$1.88	$1.50
(Loss) income from discontinued operations	$--	$0.01	$--	$2.54
Net income per share	$0.46	$0.45	$1.88	$4.04
Weighted average shares:
Basic	22,140,557	24,984,268	22,993,121	28,996,618
Diluted	22,812,380	30,183,152	23,671,903	34,070,700

Dividends declared per share	$0.18	$0.14	$0.54	$0.42

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	May 2,	April 27,
	2008	2007
Cash flows from operating activities:
Net income	$44,550	$134,264
Loss (income) from discontinued operations, net of tax	146	(86,490)
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Depreciation and amortization	42,666	42,407
Loss on disposition of property and equipment	101	587
Impairment	532	--
Accretion on zero-coupon contingently convertible senior notes	--	4,410
Share-based compensation	6,626	10,105
Excess tax benefit from share-based compensation	(41)	(4,754)
Changes in assets and liabilities:
Accounts receivable	(377)	(33)
Income taxes receivable	(8,771)	--
Inventories	11,096	5,437
Prepaid expenses and other current assets	957	(3,442)
Accounts payable	(23,603)	(11,329)
Income taxes payable	2,316	(2,638)
Accrued interest expense	12,776	(1,334)
Other current liabilities	(9,719)	9,386
Other long-term assets and liabilities	4,582	3,436
Net cash provided by operating activities of continuing operations	83,837	100,012

Cash flows from investing activities:
Purchase of property and equipment	(60,834)	(66,695)
Proceeds from sale of property and equipment	4,878	5,330
Proceeds from insurance recoveries of property and equipment	135	91
Net cash used in investing activities of continuing operations	(55,821)	(61,274)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	577,400	--
Principal payments under long-term debt and other long-term obligations	(545,661)	(80,692)
Proceeds from exercise of stock options	2,218	33,013
Excess tax benefit from share-based compensation	41	4,754
Purchases and retirement of common stock	(52,380)	(341,581)
Dividends on common stock	(11,756)	(12,118)
Net cash used in financing activities of continuing operations	(30,138)	(396,624)

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(225)	(33,463)
Net cash provided by investing activities of discontinued operations	--	453,394
Net cash (used in) provided by discontinued operations	(225)	419,931

Net (decrease) increase in cash and cash equivalents	(2,347)	62,045

Cash and cash equivalents, beginning of period	14,248	87,830
Cash and cash equivalents, end of period	$11,901	$149,875

Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
Interest, net of amounts capitalized	$29,093	$38,401
Income taxes	$26,331	$69,323

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swap	$(33,634)	$(11,124)
Change in deferred tax asset for interest rate swap	$10,070	$3,620

See notes to unaudited condensed consolidated financial statements.

CBRL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of May 2, 2008 and August 3, 2007 and the related condensed consolidated statements of income and cash flows for the quarters and/or nine-month periods ended May 2, 2008 and April 27, 2007, have been prepared by CBRL Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit. The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept and, until December 6, 2006, the Logan’s Roadhouse® (“Logan’s”) restaurant concept.  The Company sold Logan’s on December 6, 2006 (see Note 18).  As a result, Logan’s is classified as discontinued operations in the accompanying condensed consolidated financial statements.  The Company has changed its prior year presentation of the cash proceeds from the sale of Logan’s from cash provided by investing activities of continuing operations to cash provided by investing activities of discontinued operations to better reflect the nature of these proceeds in the condensed consolidated statement of cash flows.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made. The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Unless otherwise noted, amounts and disclosures throughout the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

2.  Summary of Significant Accounting Policies

The significant accounting policies of the Company are included in the 2007 Form 10-K.  During the nine-month period ended May 2, 2008, there have been no significant changes to those accounting policies except for income taxes.  Effective August 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  See Note 3 regarding the adoption of FIN 48.

3.   Recently Adopted Accounting Pronouncement

Income Taxes

Effective August 4, 2007, the first day of fiscal 2008, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48 on August 4, 2007, the Company recognized a liability for uncertain tax positions of $23,866 and related federal tax benefits of $7,895, which resulted in a net liability for uncertain tax positions of $15,971.  As required by FIN 48, the liability for uncertain tax positions has been included in other long-term obligations and the related federal tax benefits have reduced long-term deferred income taxes.  In the prior year, the liability for uncertain tax positions (net of the related federal tax benefits) was included in income taxes payable.  The cumulative effect of this change in accounting principle upon adoption resulted in a net increase of $2,898 to the Company’s August 4, 2007 retained earnings.

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

As of May 2, 2008, the Company’s liability for uncertain tax positions was $27,767 ($18,711, net of related federal tax benefits of $9,056), which included $2,930 net of tax for potential interest and penalties.  The total amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $18,711.

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

4.  Recent Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements, are effective for fiscal years beginning after November 15, 2007.  The provisions for nonfinancial assets and liabilities are effective for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting the separate provisions of SFAS No. 157 and cannot yet determine the impact of its adoption in the first quarters of 2009 and 2010.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that the adoption of SFAS No. 161 in the third quarter of 2009 will have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect that the adoption of SFAS No. 162 will have a significant impact on its consolidated financial statements.

5.  Shared-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments.  For the quarter and nine-month period ended May 2, 2008, share-based compensation from continuing operations was $1,116 and $3,542, respectively, for stock options and $530 and $3,084, respectively, for nonvested stock. For the quarter and nine-month period ended April 27, 2007, share-based compensation was $1,452 and $4,933, respectively, for stock options and $1,369 and $5,172, respectively, for nonvested stock.  Included in these totals are share-based compensation from continuing operations for the quarter and nine-month period ended April 27, 2007 of $1,452 and $4,868, respectively, for stock options and $1,369 and $5,652, respectively, for nonvested stock.   Share-based compensation from continuing operations is recorded in general and administrative expenses for continuing operations.

During the third quarter of 2008 and the first nine months of 2008, the Company reversed approximately $172 and $467, respectively, of share-based compensation for nonvested stock grants that were forfeited.  During the third quarter of 2007, there were no forfeitures of equity awards and, therefore, no reversals.  During the first nine months of 2007, the Company reversed approximately $101 for stock options and $559 for nonvested stock awards that were forfeited.

6.  Seasonality

Historically, the net income of the Company has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season. Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months. The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season.  The Company also expects to open additional new locations throughout the year.  Therefore, the results of operations for the quarter or nine-month period ended May 2, 2008 are not necessarily indicative of the operating results for the entire 2008 year.

7.  Inventories

Inventories were comprised of the following at:

	May 2,	August 3,
	2008	2007

Retail	$96,142	$109,891
Restaurant	18,514	16,593
Supplies	18,664	17,932
Total	$133,320	$144,416

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

The following table reconciles the components of the diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	May 2,	April 27,	May 2,	April 27,
	2008	2007	2008	2007

Income from continuing operations per share numerator:
Income from continuing operations	$10,479	$12,111	$44,696	$47,774
Add: Interest and loan acquisition costs associated with Senior Notes, net of related tax effects	--	1,148	--	3,464
Income from continuing operations available to common shareholders	$10,479	$13,259	$44,696	$51,238

(Loss) income from discontinued operations per share numerator	$(35)	$214	$(146)	$86,490

Income from continuing operations, (loss) income from discontinued operations and net income per share denominator:
Weighted average shares	22,140,557	24,984,268	22,993,121	28,996,618
Add potential dilution:
Senior Notes	--	4,582,728	--	4,582,768
Stock options and nonvested stock and stock awards	671,823	616,156	678,782	491,314
Diluted weighted average shares	22,812,380	30,183,152	23,671,903	34,070,700

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

	Quarter Ended		Nine Months Ended
	May 2,	April 27,	May 2,	April 27,
	2008	2007	2008	2007
Revenue:
Restaurant	$460,406	$444,923	$1,388,264	$1,335,032
Retail	106,732	104,127	394,492	384,415
Total revenue	$567,138	$549,050	$1,782,756	$1,719,447

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

During the nine-month period ended May 2, 2008, the Company closed two Cracker Barrel stores, which resulted in impairment charges of $532 and store closing charges of $345.  These impairments were recorded based upon the lower of unit carrying amount or fair value less costs to sell.  The decision to close the leased store was due to its age, the expiration of the lease and another Cracker Barrel store being located within five miles of this location.  The decision to close the owned location was due to its age, expected future capital expenditure needs and changes in traffic patterns around the store over the years.  The Company expects to sell the property relative to the owned store within one year.  The store closing charges, which include employee termination benefits and other costs, represent the total amount expected to be incurred.  At May 2, 2008, there was no liability recorded for store closing charges in the accompanying condensed consolidated balance sheet.  Store closing charges are included in the impairment and store closing charges line on the accompanying condensed consolidated statement of income. The Company recorded no impairment losses or store closing charges in the nine months ended April 27, 2007.

11.  Gain on Property Disposition

On November 28, 2007, the Company sold the one remaining Logan’s property that the Company had retained and leased back to Logan’s (see Note 3 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K for additional information).  This property was classified as property held for sale and had a net book value of approximately $1,960.  The Company received proceeds of approximately $3,770, which resulted in a pre-tax gain of approximately $1,810 being recorded in general and administrative expenses in the second quarter of 2008.

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

The Company is contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  As of May 2, 2008, the Company had $29,062 of standby letters of credit related to securing reserved claims under workers' compensation and general liability insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its $250,000 revolving credit facility.

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  The lease has a remaining life of approximately 5.4 years with annual lease payments of approximately $361.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  The Company is also liable under a second operating lease that has been sublet to a third party.  The lease has a remaining life of approximately 9.5 years and annual lease payments net of sublease rentals of approximately $50.  At this time, the Company has no reason to believe that either the assignee or subtenant, respectively, of the foregoing leases will not perform and, therefore, no provision has been made in the accompanying condensed consolidated balance sheet for amounts to be paid in case of non-performance by the assignee or subtenant, as applicable.

As of December 2006, the Company reaffirmed its guarantee of the lease payments for two Logan’s restaurants.  The operating leases have remaining lives of 3.7 and 11.9 years with annual payments of approximately $94 and $98, respectively.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated financial statements for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business. The Company believes that the probability of incurring an actual liability under such indemnifications is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s and Logan’s sale-leaseback transaction (see Note 3 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K), the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  With the exception of certain tax indemnifications, the Company believes that the probability of being required to make any indemnification payments to Logan’s is remote.  Therefore, no provision has been recorded for any potential non-tax indemnification payments in the condensed consolidated balance sheet.  At May 2, 2008, the Company has recorded a liability of $793 in the condensed consolidated balance sheet for these potential tax indemnifications.

13.  Shareholders’ Equity

During the nine-month period ended May 2, 2008, the Company received proceeds of $2,218 from the exercise of stock options on 98,813 shares of its common stock.  During the nine-month period ended May 2, 2008, the Company repurchased 1,625,000 shares of its common stock in the open market at an aggregate cost of $52,380 (see Note 15).

During the nine-month period ended May 2, 2008, the Company paid dividends of $0.14 per common share on August 6, 2007 and $0.18 per common share on November 5, 2007 and February 5, 2008, respectively.  The Company also declared a dividend of $0.18 per common share that was paid on May 5, 2008 in the aggregate amount of $3,986, which is recorded in other accrued expenses in the accompanying condensed consolidated balance sheet.  Additionally, the Company declared a dividend of $0.18 per common share on May 29, 2008 to be paid on August 5, 2008 to shareholders of record on July 18, 2008.

During the nine-month period ended May 2, 2008, the unrealized loss, or change in value, net of tax, on the Company’s interest rate swap increased by $23,564 to $32,552 and is recognized in accumulated other comprehensive loss (see Notes 14 and 17).

During the nine-month period ended May 2, 2008, total share-based compensation was $6,626 and the excess tax benefit from share-based compensation was $41.  During the nine-month period ended April 27, 2007, total share-based compensation was $10,105 and the excess tax benefit from share-based compensation was $4,754.

During the nine-month period ended May 2, 2008, the Company recorded an increase of $2,898 to retained earnings as the result of adopting FIN 48 (see Note 3).

14.  Comprehensive Income

	Quarter Ended		Nine Months Ended
	May 2,	April 27,	May 2,	April 27,
	2008	2007	2008	2007

Net income	$10,444	$12,325	$44,550	$134,264
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	7,613	(4,833)	(23,564)	(7,504)
Total comprehensive income	$18,057	$7,492	$20,986	$126,760

For the quarters ended May 2, 2008 and April 27, 2007, the change in fair value of the interest rate swap is net of a tax provision of $5,654 and a tax benefit of $2,032, respectively.  For the nine-month periods ended May 2, 2008 and April 27, 2007, the change in fair value of the interest rate swap is net of a tax benefit of $10,070 and $3,620, respectively.

15.  Share Repurchases

During the second quarter ended February 1, 2008, the Company repurchased 1,625,000 shares of its common stock in the open market at an aggregate cost of $52,380.  Related transaction costs and fees that were recorded as a reduction to shareholders’ equity resulted in the shares being repurchased at an average cost of $32.23 per share.  At May 2, 2008, the Company did not have any share repurchase authorizations outstanding. The Company’s principal criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by the Company’s debt covenants under its $1,250,000 credit facility (the “2006 Credit Facility”).

During the second quarter ended January 26, 2007, the Company repurchased 5,434,774 shares of its common stock pursuant to a modified “Dutch Auction” tender offer (“the Tender Offer”) for a total purchase price of approximately $250,000 before fees.  Related transaction costs and fees that were recorded as a reduction to shareholders’ equity resulted in the shares being repurchased in the Tender Offer at an average cost of $46.03 per share.  During the third quarter of 2007, the Company repurchased a total of 1,927,500 shares of its common stock in the open market at an aggregate cost of approximately $91,100.  Related transaction costs and fees that were recorded as a reduction to shareholders’ equity resulted in the shares being repurchased at an average cost of $47.29 per share.

16.  Debt

Long-term debt consisted of the following at:

	May 2,	August 3,
	2008	2007
Term Loan B
payable $1,792 per quarter with the remainder due on April 27, 2013	$635,248	$640,624

Delayed-Draw Term Loan Facility payable $383 per quarter with the remainder due on April 27, 2013	151,485	99,750
Revolving Credit Facility payable on or before April 27, 2011	9,500	24,100
	796,233	764,474
Current maturities	(8,698)	(8,168)
Long-term debt	$787,535	$756,306

Effective April 27, 2006, the Company entered into the 2006 Credit Facility, which consisted of up to $1,000,000 in term loans with a scheduled maturity date of April 27, 2013 and a $250,000 revolving credit facility expiring April 27, 2011. The 2006 Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio as specified in the agreement and maintenance of minimum interest coverage ratios.  As of May 2, 2008, the Company is in compliance with all debt covenants.

If there is no default then existing and there is at least $100,000 then available under the revolving credit facility, the Company may both: (1) pay cash dividends on its common stock if the aggregate amount of dividends paid in any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the 2006 Credit Facility) during the immediately preceding fiscal year; and (2) in any event, increase its regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the dividend paid in the prior fiscal quarter.

17.  Derivative Instruments and Hedging Activities

The Company accounts for its interest rate swap in accordance with SFAS No. 133.  The estimated fair value of this interest rate swap liability was $47,314 and $13,680 at May 2, 2008 and August 3, 2007, respectively, representing an increase of $33,634 during the first nine months of 2008.  The offset to the interest rate swap liability is in accumulated other comprehensive loss, net of the deferred tax asset.  Cash flows related to the interest rate swap which consist of interest payments are included in operating activities.

18.  Disposition of Logan’s

On December 6, 2006, the Company sold Logan’s (see Note 3 to the Company’s Consolidated Financial Statements included in the 2007 Form 10-K for additional information).

The Company has reported in discontinued operations certain expenses related to the divestiture of Logan’s in the nine-month period ended May 2, 2008, and the results of operations of Logan’s as well as certain expenses of the Company related to the divestiture of Logan’s for the nine-month period ended April 27, 2007, which consist of the following:

	Quarter Ended		Nine Months Ended
	May 2,	April 27,	May 2,	April 27,
	2008	2007	2008	2007

Revenues	$--	$--	$--	$154,529

(Loss) income before (provision for income taxes) income tax benefit from discontinued operations	$(55)	$(747)	$(225)	$7,805
Income tax benefit (provision for income taxes)	20	249	79	(2,315)
Net (loss) income from discontinued operations	(35)	(498)	(146)	5,490
Gain on sale, net of tax benefit of $1,989 for the quarter and tax provision of $8,503 for the nine months	--	712	--	81,000
(Loss) income from discontinued operations	$(35)	$214	$(146)	$86,490

In the third quarter of 2007, the Company agreed to and recorded a purchase price adjustment required by the Logan’s sale agreement, resulting in a reduction of the proceeds from and the gain on the sale by $1,276.

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CBRL Group, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  Until December 6, 2006, we also owned the Logan’s Roadhouse® (“Logan’s”) restaurant concept, but we divested Logan’s at that time.  As a result, Logan’s is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Unless otherwise noted, management’s discussion and analysis of financial condition and results of operations (“MD&A”) relates only to results from continuing operations.  All dollar amounts reported or discussed in Part I, Item 2 of this Quarterly Report on Form 10-Q are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  The MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2007 (the “2007 Form 10-K”).  Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.

We believe the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2007 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this document, including, without limitation, the factors described under “Critical Accounting Estimates” on pages 25-29 of this Form 10-Q or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Results of Operations

Overview

Total revenue increased 3.3% in the third quarter of 2008 as compared to the third quarter of 2007.  Operating income margin was 4.9% of total revenue in the third quarter of 2008 as compared to 5.5% in the third quarter of 2007.  The decrease in operating income reflected the following:

•	higher retail product and food costs,
•	the non-recurrence of gains on asset dispositions,
•	higher management wages and
•	the non-recurrence of refunds for workers’ compensation and sales taxes.

These decreases were partially offset by the following:

•	lower incentive compensation accruals,
•	lower store hourly labor costs,
•	lower general insurance,
•	lower advertising and
•	higher menu pricing.

Income from continuing operations for the third quarter of 2008 decreased 13.5% as compared to the prior year due to lower operating income and lower interest income partially offset by a lower provision for income tax.  Diluted income from continuing operations per share increased 4.5% for the quarter as compared to prior year due to the reduction in shares outstanding.

Total revenue increased 3.7% during the nine-month period ended May 2, 2008 as compared to the nine-month period ended April 27, 2007.  Operating income margin was 6.1% of total revenue for the nine-month period ended May 2, 2008 as compared to 6.4% for the nine-month period ended April 27, 2007.  The decrease in operating income reflected the following:

•	higher retail product and food costs,
•	higher group health costs,
•	higher management wages,
•	the non-recurrence of litigation settlement proceeds received in the prior year and
•	higher workers’ compensation expense.

These decreases were partially offset by the following:

•	lower incentive compensation accruals,
•	lower general insurance,
•	a larger gain on asset dispositions and
•	higher menu pricing.

Income from continuing operations for the nine-month period ended May 2, 2008 as compared to the prior year decreased 6.4% due to lower operating income and lower interest income partially offset by a lower provision for income tax.  Diluted income from continuing operations per share increased 25.3% for the nine-month period as compared to prior year due to the reduction in shares outstanding.  During 2008, we have repurchased 1,625,000 shares of our common stock at an aggregate cost of $52,380.

The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended May 2, 2008 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 2,	April 27,	May 2,	April 27,
	2008	2007	2008	2007

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	31.8	30.6	32.8	32.1
Gross profit	68.2	69.4	67.2	67.9

Labor and other related expenses	40.0	39.9	38.2	37.8
Impairment and store closing charges	--	--	--	--
Other store operating expenses	18.2	18.3	17.7	17.7
Store operating income	10.0	11.2	11.3	12.4

General and administrative expenses	5.1	5.7	5.2	6.0
Operating income	4.9	5.5	6.1	6.4

Interest expense	2.5	2.5	2.4	2.5
Interest income	--	0.4	--	0.4
Income before income taxes	2.4	3.4	3.7	4.3

Provision for income taxes	0.6	1.2	1.2	1.5

Income from continuing operations	1.8	2.2	2.5	2.8

(Loss) income from discontinued operations, net of taxes	--	--	--	5.0

Net income	1.8%	2.2%	2.5%	7.8%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and nine-month period ended May 2, 2008 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 2,	April 27,	May 2,	April 27,
	2008	2007	2008	2007

Total revenue:
Cracker Barrel restaurant	81.2%	81.0%	77.9%	77.6%
Cracker Barrel retail	18.8	19.0	22.1	22.4
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table sets forth the number of units in operation at the beginning and end of the quarters and nine month-periods ended May 2, 2008 and April 27, 2007, respectively:

	Quarter Ended		Nine Months Ended
	May 2,	April 27,	May 2,	April 27,
	2008	2007	2008	2007

Cracker Barrel:
Open at beginning of period	570	552	562	543
Opened during period	6	5	16	14
Closed during period	--	--	(2)	--
Open at end of period	576	557	576	557

During 2008, we also have replaced an existing unit with a new unit in a nearby community.  Replacements are not counted as either units opened or closed.

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter and nine-month period ended May 2, 2008 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 2,	April 27,	May 2,	April 27,
	2008	2007	2008	2007

Cracker Barrel
Net revenue:
Restaurant	$803.9	$801.5	$2,442.6	$2,427.1
Retail	186.4	187.6	694.1	698.9
Total net revenue	$990.3	$989.1	$3,136.7	$3,126.0

Total Revenue

Total revenue for the third quarter of 2008 increased 3.3% compared to the prior year third quarter.  For the third quarter ended May 2, 2008, Cracker Barrel comparable store restaurant sales increased 0.2% and comparable store retail sales decreased 2.1% resulting in a combined comparable store sales (total net revenue) decrease of 0.2%.  The comparable store restaurant sales increase resulted from a 3.5% average check increase for the quarter (including a 3.7% average menu price increase) and a 3.3% guest traffic decrease.

Total revenue for the nine-month period ended May 2, 2008 increased 3.7% compared to the nine-month period ended April 27, 2007.  For the nine-month period ended May 2, 2008, Cracker Barrel comparable store restaurant sales increased 1.0% and comparable store retail sales decreased 0.6% resulting in a combined comparable store sales (total net revenue) increase of 0.6%.  The comparable store restaurant sales increase resulted from a 3.3% average check increase for the nine months (including a 3.6% average menu price increase) and a 2.3% guest traffic decrease.

We believe that the comparable store retail sales decreases primarily are due to the declines in guest traffic.  We believe we continue to experience the effects of pressures on consumer discretionary income in our guest traffic and retail sales.  We believe that these decreases partially were offset by a more appealing retail merchandise selection than in the prior year.  Sales from newly opened Cracker Barrel stores accounted for the balance of the total revenue increases in the quarter and nine-month period ended May 2, 2008.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue for the third quarter of 2008 increased to 31.8% from 30.6% in the third quarter of the prior year.  This increase was due to higher markdowns of retail merchandise, lower initial mark-ons of retail merchandise, higher retail freight costs, which were primarily related to fuel cost increases, and higher restaurant product costs versus prior year, primarily reflecting commodity inflation, partially offset by higher menu pricing.  The increase in commodity inflation from a year ago was primarily due to increases in eggs, dairy, oil and grain products.

Cost of goods sold as a percentage of total revenue for the nine-month period ended May 2, 2008 increased to 32.8% from 32.1% in the nine-month period ended April 27, 2007.  This increase was due to higher retail freight costs, which were primarily related to fuel cost increases, higher markdowns of retail merchandise and higher restaurant product costs versus prior year, primarily reflecting commodity inflation, partially offset by higher menu pricing.  The increase in commodity inflation from a year ago was primarily due to increases in dairy, eggs, oil, grain products and produce.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue increased to 40.0% in the third quarter this year from 39.9% in the prior year.  This increase was due to higher management wages and the non-recurrence of a workers’ compensation refund received in the prior year partially offset by higher revenues driven by higher menu pricing and lower store hourly labor costs.  The decrease in store hourly labor costs was primarily due to better productivity and less overtime.

Labor and other related expenses as a percentage of total revenue increased to 38.2% in the nine-month period ended May 2, 2008 as compared to 37.8% in the nine-month period ended April 27, 2007.  This increase was due to higher group health costs, management wages and workers’ compensation expense partially offset by lower bonus accruals and higher revenues driven by menu pricing.  The increase in group health costs was due to higher medical and pharmacy claims and lower employee contributions. The increase in workers’ compensation expense was due to a smaller reduction in our workers’ compensation expense as compared to the prior year resulting from limited scope actuarial reviews of our workers’ compensation claims experience during the second quarters of 2008 and 2007.  The decrease in restaurant and retail management bonus accruals reflected lower performance against financial objectives in the first nine months of 2008 versus the same period a year ago.

Impairment and Store Closing Charges

During the first nine months of 2008, we closed one leased Cracker Barrel store and one owned Cracker Barrel store, which resulted in impairment charges of $532 and store closing charges of $345.  The decision to close the leased store was due to its age, the expiration of the lease and another Cracker Barrel store being located within five miles of this location.  The decision to close the owned location was due to its age, expected future capital expenditure requirements and changes in traffic patterns around the store over the years.  We expect to sell the property relative to the owned store within one year.  The store closing charges represent the total amount expected to be incurred and no liability has been recorded for store closing charges at May 2, 2008.  See Note 10 to the accompanying Condensed Consolidated Financial Statements for more details surrounding the impairment and store closing charges.  We did not incur any impairment losses or store closing charges in the nine months ended April 27, 2007.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation, advertising, credit card fees, rent, property taxes, general insurance and non-labor-related pre-opening expenses.  Other store operating expenses decreased as a percentage of total revenue to 18.2% in the third quarter of 2008 from 18.3% in the third quarter of the prior year.  This decrease was due to lower general insurance expense, lower advertising and higher revenues driven by higher menu pricing partially offset by the non-recurrence of a gain on the disposition of property recorded in the prior year and the non-recurrence of a refund of sales taxes paid on operating supplies received in the prior year.  The decrease in the general insurance expense was due to an adjustment to the actuarial rollforward relating to claims payments.  The decrease in advertising expense was due to a shift from radio advertising in a larger number of markets in the prior year to television advertising in a smaller number of markets in 2008.

Other store operating expenses as a percentage of total revenue in the nine-month period ended May 2, 2008 remained flat as compared to the nine-month period ended April 27, 2007 at 17.7%.  Lower general insurance expense as a result of revised actuarial estimates and higher menu pricing were partially offset by the non-recurrence of the Visa/MasterCard litigation settlement proceeds received in the prior year.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 5.1% in the third quarter of 2008 compared to 5.7% in the third quarter of the prior year. The decrease was due to lower incentive compensation accruals, including share-based compensation, and higher revenues driven by menu pricing and new unit openings partially offset by the non-recurrence of the gain on the sale of property in the prior year.  The decrease in incentive compensation accruals reflected lower performance against financial objectives in the third quarter of 2008 versus the same period a year ago and the non-recurrence of bonuses related to strategic initiatives.  In the third quarter of 2007, we sold one of the three Logan’s properties we had retained and leased back to Logan’s.

General and administrative expenses as a percentage of total revenue decreased to 5.2% in the nine-month period ended May 2, 2008 as compared to 6.0% in the nine-month period ended April 27, 2007.  The decrease was due to lower incentive compensation accruals, including share-based compensation, a larger gain on the sale of property and higher revenues driven by menu pricing.  The decrease in incentive compensation accruals reflected lower performance against financial objectives in the first nine months of 2008 versus the same period a year ago and the non-recurrence of discretionary bonuses for certain executives, bonuses related to strategic initiatives and the additional share-based compensation recorded in the second quarter of 2007 for participants eligible for retirement prior to the vesting date of the award.  In the second quarter of 2008, we sold the one remaining Logan’s property we had retained and leased back to Logan’s and recorded a larger gain on the sale of this property than the Logan’s property we sold in the third quarter of 2007.

Interest Expense

Interest expense as a percentage of total revenue in the third quarter of 2008 remained flat as compared to the third quarter of 2007 at 2.5%. The absolute dollar increase primarily is due to higher interest rates in the third quarter of 2008 as compared to the third quarter of the prior year partially offset by lower non-use fees incurred under our credit facility and lower average debt outstanding. The decrease in the non-use fees is due to our borrowing $100,000 available under the delayed-draw term loan facility during the fourth quarter of 2007 and the remaining $100,000 during the first quarter of 2008.  During the third quarter of 2007, we incurred non-use fees on the entire $200,000 available under the delayed-draw term loan facility.

Interest expense as a percentage of total revenue decreased to 2.4% in the nine-month period ended May 2, 2008 as compared to 2.5% in the nine-month period ended April 27, 2007. The decrease is primarily due to higher revenues driven by higher menu pricing.  The absolute dollar decrease primarily is due to lower non-use fees incurred under our credit facility and lower average debt outstanding partially offset by higher average interest rates during the first nine months of 2008 as compared to the first nine months of the prior year.  The decrease in the non-use fees is due to our borrowing $100,000 available under the delayed-draw term loan facility during the fourth quarter of 2007 and the remaining $100,000 during the first quarter of 2008.  During the first nine months of 2007, we incurred non-use fees on the entire $200,000 available under the delayed-draw term loan facility.

Interest Income

In both the third quarter and first nine months of 2008, interest income as a percentage of total revenue decreased to zero as compared to 0.4% in the third quarter and first nine months of the prior year.  Both decreases are due to a lower level of cash-on-hand in 2008 versus the same periods in the prior year when we received the proceeds from the divestiture of Logan’s.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was as follows:

Third quarter of 2008	22.5%
Third quarter of 2007	34.4%
First nine months of 2008	32.1%
First nine months of 2007	35.1%
Full year of 2007	34.8%

The decrease in the effective tax rate in the third quarter and first nine months of 2008 from the third quarter and first nine months of 2007 and the full year of 2007 reflected the non-recurrence of certain non-deductible compensation expense, reserve adjustments resulting from the expiration of certain statutes of limitation and lower effective state income tax rates.  See Note 3 to the accompanying Condensed Consolidated Financial Statements for further information with respect to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).

Liquidity and Capital Resources

Our operating activities from continuing operations provided net cash of $83,837 for the nine-month period ended May 2, 2008, which represented a decrease from the $100,012 provided during the same period a year ago.  This decrease reflected the timing of payments this year compared with last year for accounts payable and lower incentive compensation accruals based upon lower performance against financial objectives.  These decreases were partially offset by the timing of payments this year compared with the timing of payments last year for interest.

We had negative working capital of $35,966 at May 2, 2008 versus negative working capital of $74,388 at August 3, 2007.  In the restaurant industry, substantially all sales are either for cash or credit card.  Like many other restaurant companies, we are able to, and may more often than not, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers. These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and payment of certain expenses such as certain taxes and some benefits are deferred for longer periods of time.  The change in working capital compared with August 3, 2007 reflected timing of payments for income taxes, interest and accounts payable, lower incentive compensation accruals based upon lower performance against financial objectives, and lower retail inventories based upon timing of retail inventory purchases.  The decrease in income taxes payable also was due to the reclassification of our liability for uncertain tax positions from income taxes payable to other long-term obligations upon adoption of FIN 48 (see Note 3 to the accompanying Condensed Consolidated Financial Statements).

Capital expenditures were $60,834 for the nine-month period ended May 2, 2008 as compared to $66,695 during the same period a year ago.  Construction of new locations accounted for most of the expenditures.  Capitalized interest was $113 and $526 for the quarter and nine-month period ended May 2, 2008, respectively, as compared to $171 and $609 for the quarter and nine-month period ended April 27, 2007.  We estimate that our capital expenditures (purchase of property and equipment) for 2008 will be approximately $85,000, most of which will be related to the acquisition of sites and construction of 17 new Cracker Barrel stores and openings that will occur during 2008, as well as construction costs for locations to be opened in 2009.

On September 20, 2007, our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock.  On January 22, 2008, our Board of Directors approved the repurchase of up to 625,000 additional shares of our common stock.  During the second quarter ended February 1, 2008, we repurchased 1,625,000 shares of our common stock in the open market at an aggregate cost of approximately $52,380.  As of May 2, 2008, we had no share repurchase authorizations outstanding.  Our principal criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by the debt covenants under our $1,250,000 credit facility (the “2006 Credit Facility”).

During the nine-month period ended May 2, 2008, we received proceeds of $2,218 from the exercise of stock options to purchase 98,813 shares of our common stock.  During the nine-month period ended May 2, 2008, we paid dividends of $0.14 per common share on August 6, 2007 and $0.18 per common share on November 5, 2007 and February 5, 2008, respectively.  During the quarter ended May 2, 2008, we also declared a dividend of $0.18 per common share that was paid on May 5, 2008 in the aggregate amount of $3,986.  Additionally, we declared a dividend of $0.18 per common share on May 29, 2008 to be paid on August 5, 2008 to shareholders of record on July 18, 2008.

If there is no default then existing and there is at least $100,000 then available under our revolving credit facility, we may both: (1) pay cash dividends on our common stock if the aggregate amount of such dividends paid during any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the 2006 Credit Facility) during the immediately preceding fiscal year; and (2) in any event, increase our regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the dividend paid in the prior fiscal quarter.

Our internally generated cash and cash generated by option exercises, along with cash on hand at August 3, 2007, and our borrowing capability under the 2006 Credit Facility, were sufficient to finance all of our growth, dividend payments and working capital needs in the first nine months of 2008.

We believe that cash on hand at May 2, 2008, along with cash generated from our operating activities, stock option exercises and borrowing capability under the 2006 Credit Facility, will be sufficient to finance our continued operations, our continued expansion plans, our principal payments on our debt and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.  At May 2, 2008, we had $211,438 available under the revolving credit portion of the 2006 Credit Facility.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to our 2007 Form 10-K for additional information regarding our operating leases.

Material Commitments

We adopted FIN 48 effective August 4, 2007, the first day of fiscal 2008.  As of the date of adoption on August 4, 2007, our gross liability for uncertain tax positions (including penalties and interest) was approximately $23,866 ($15,971, net of related federal tax benefits).  In the nine months ended May 2, 2008, the aggregate liability for uncertain tax positions (including penalties and interest) increased to $27,767 ($18,711, net of related federal tax benefits).  At May 2, 2008, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.

There have been no other material changes in our material commitments other than in the ordinary course of business since the end of 2007.  Refer to our 2007 Form 10-K for additional information regarding our material commitments.

Recently Adopted Accounting Pronouncement

Income Taxes

Effective August 4, 2007, the first day of fiscal 2008, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48 on August 4, 2007, we recognized a liability for uncertain tax positions of $23,866 and related federal tax benefits of $7,895, which resulted in a net liability for uncertain tax positions of $15,971. As required by FIN 48, the liability for uncertain tax positions has been included in other long-term obligations and the related federal tax benefits have reduced long-term deferred income taxes.  In the prior year, the liability for uncertain tax positions (net of the related federal tax benefits) was included in income taxes payable.  The cumulative effect of this change in accounting principle upon adoption resulted in a net increase of $2,898 to our August 4, 2007 retained earnings.

We recognize, net of tax, interest and estimated penalties related to uncertain tax positions in our provision for income taxes.  As of the date of adoption on August 4, 2007, our liability for uncertain tax positions included $2,010 net of tax for potential interest and penalties.  The amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $15,971.

As of May 2, 2008, our liability for uncertain tax positions was $27,767 ($18,711, net of related federal tax benefits of $9,056), which included $2,930 net of tax for potential interest and penalties.  The total amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $18,711.

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

Recent Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements, are effective for fiscal years beginning after November 15, 2007.  The provisions for nonfinancial assets and liabilities are effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of adopting the separate provisions of SFAS No. 157 and cannot yet determine the impact of its adoption in the first quarters of 2009 and 2010.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect that the adoption of SFAS No. 161 in the third quarter of 2009 will have a significant impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”).  SFAS No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect that the adoption of SFAS No. 162 will have a significant impact on our financial statements.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures.  We base our estimates and judgments on historical experience, outside advice from parties believed to be experts in such matters and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  However, because future events and their effects cannot be determined with certainty, actual results could differ from those assumptions and estimates and such differences could be material.

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2007 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.  Critical accounting estimates are those that:

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

•	Impairment of Long-Lived Assets and Provision for Asset Dispositions
•	Insurance Reserves
•	Inventory Shrinkage
•	Tax Provision
•	Unredeemed Gift Cards and Certificates
•	Share-Based Compensation
•	Legal Proceedings

Impairment of Long-Lived Assets and Provision for Asset Dispositions

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability of assets is measured by comparing the carrying value to the undiscounted future cash flows expected to be generated by the asset.  In addition to the recoverability test, we consider the likelihood of possible outcomes existing at the balance sheet date, including the assessment of the likelihood of the future sale of the asset.  If the asset will be classified as held and used, then the asset is written down to its estimated fair value.  If the asset will be classified as held for sale, then the asset is written down to its estimated fair value, net of estimated costs of disposal.  Judgments and estimates that we make related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, changes in these factors could cause us to realize a material impairment charge.

From time to time we have decided to exit from or dispose of certain operating units.  Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known and management must make estimates of these outcomes.  Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant or negotiating a buyout of a remaining lease term.  In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice and records in the financial statements provisions for the effect of such outcomes.  The accuracy of such provisions can vary materially from original estimates and we regularly monitor the adequacy of the provisions until final disposition occurs.  We have not made any material changes in our methodology for assessing impairments during the first nine months of 2008 and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment on long-lived assets.

As discussed above, during the nine months ended May 2, 2008, we closed two Cracker Barrel stores, which resulted in impairment charges of $532 and store closing charges of $345.  We recorded no impairment losses or store closing charges for the nine-month period ended April 27, 2007.

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

We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first nine months of 2008 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors could produce materially different amounts of expense and liabilities that would be reported in the future under these insurance programs.

Inventory Shrinkage

Cost of goods sold includes the cost of retail merchandise sold at the Cracker Barrel stores utilizing the retail inventory accounting method.  It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods.  Consistent with prior year, physical inventory counts are conducted throughout the third and fourth quarters of the fiscal year based upon a cyclical inventory schedule.  During the nine months ended May 2, 2008 and April 27, 2007, Cracker Barrel performed physical inventory counts in approximately 39% and 47%, respectively, of its stores.  Actual shrinkage was recorded for those stores that were counted.  An estimate of shrinkage was recorded for the time period between physical inventory counts by using a three-year average of the results of the physical inventories on a store-by-store basis. Actual shrinkage recorded may produce materially different amounts of shrinkage than we have estimated for the quarters ended on November 2, 2007, February 1, 2008 and May 2, 2008.

We have not made any material changes in the accounting methodology used to establish our inventory shrink reserve during the first nine months of 2008 and do not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions used to calculate the inventory shrink reserve.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards and certificates during the first nine months of 2008 and do not believe there is a reasonable likelihood that there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2007 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference.  There have been no material changes in our quantitative and qualitative market risks since August 3, 2007.

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that as of May 2, 2008, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended May 2, 2008 in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2007 Form 10-K for the year ended August 3, 2007.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRL GROUP, INC.

Date: 6/11/08	By:	/s/ N.B. Forrest Shoaf
N.B. Forrest Shoaf, Senior Vice President, Secretary and General
Counsel and Interim Chief Financial Officer

Date: 6/11/08	By:	/s/ Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10
Change in Control Agreement with Douglas E. Barber (not filed because substantially identical to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2003 filed with the Commission on October 15, 2003)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications