Form 10-K
period 2008-08-01
CBRL GROUP INC
filed 2008-09-30
CIK 1067294

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
For the fiscal year ended August 1, 2008

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                                     of 1934

For the transition period from ___________to __________

Commission file number
000-25225
_____________________

CBRL GROUP, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1749513
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

305 Hartmann Drive, P.O. Box 787	37088-0787
Lebanon, Tennessee	(Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 444-5533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.01)	NASDAQ Global Market
Common Stock Purchase Rights (No Par Value)	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑                                                                                     Accelerated filer  ☐

Non-accelerated filer    ☐                                                                                     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant, by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter which ended February 1, 2008, was $704,503,251.  For purposes of this computation, all directors, executive officers and 10% beneficial owners of the registrant are assumed to be affiliates.  This assumption is not a conclusive determination for purposes other than this calculation.

As of September 23, 2008, there were 22,369,449 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions	Part of Form 10-K
are Incorporated by Reference	into which incorporated

1.	Annual Report to Shareholders for the fiscal year ended August 1, 2008, portions of which are filed as Exhibit 13 to this Annual Report on Form 10-K (the “2008 Annual Report”)	Part II
2.	Proxy Statement for Annual Meeting of Shareholders to be held November 25, 2008 (the “2008 Proxy Statement”)	Part III

INTRODUCTION

General

This report contains references to years 2008, 2007, 2006, 2005 and 2004, which represent fiscal years ended August 1, 2008, August 3, 2007, July 28, 2006, July 29, 2005 and July 30, 2004, respectively. All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.

Forward Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that CBRL Group, Inc. (the “Company”) expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those listed in Part I, Item 1A of this report below, all of which are incorporated herein by reference, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Critical Accounting Estimates” in that portion of the 2008 Annual Report that is incorporated by reference into Part II, Item 7 below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this report, since the statements speak only as of the report’s date.  We have no obligation, and do not intend, to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any future public disclosures that we may make on subjects related to those discussed in this report.

PART I

ITEM 1. BUSINESS

OVERVIEW

CBRL Group, Inc. (“we,” “us,” “our” or the "Company," which reference, unless the context requires otherwise, also includes our direct and indirect wholly-owned subsidiaries), is headquartered in Lebanon, Tennessee.  We are principally engaged in the operation and development of the Cracker Barrel Old Country Store® restaurant and retail concept (“Cracker Barrel”).  We were organized under the laws of the state of Tennessee in August 1998 (as a successor to one of our affiliated companies) and maintain an Internet website at cbrlgroup.com.  We make available free of charge on or through our Internet website our periodic and other reports filed or furnished to the SEC pursuant to the Securities and Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

OPERATIONS

     As of September 24, 2008, we operated 579 full-service Cracker Barrel restaurants and gift shops in 41 states.  Cracker Barrel stores are intended to appeal to both the traveler and the local customer and consistently have been a consumer favorite.  During 2008, for the 18th consecutive year, Cracker Barrel was named the “Best Family Dining Restaurant” in the Restaurants & Institutions magazine “Choice in Chains” annual consumer survey. For the 7th consecutive year, Cracker Barrel was named “The Most RV Friendly Sit-Down Restaurant in America” by The Good Sam Club. In addition, in 2008, we were once again the top-ranked full service restaurant on Fortune’s Most Admired Company list for food service companies.

Store Format: The format of Cracker Barrel stores consists of a trademarked rustic, old country-store design with a separate retail area offering a wide variety of decorative and functional items featuring rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods, including various old fashioned candies and jellies. All stores are freestanding buildings.  Store interiors are subdivided into a dining room consisting of approximately 27% of the total interior store space, and a retail shop consisting of approximately 22% of such space, with the balance primarily consisting of kitchen, storage and training areas.  All stores have stone fireplaces. All are decorated with antique-style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests waiting for a table and are sold by the retail shop.  The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

Products:  Cracker Barrel's restaurant operations, which generated approximately 79% of our total revenue in 2008, offer home-style country cooking featuring Cracker Barrel’s own recipes that emphasize authenticity and quality.  Except for Christmas day, when they are closed, and Christmas Eve when they close at 2:00 p.m., Cracker Barrel restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays).  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages. Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Prices for a breakfast meal range from $2.59 to $8.79, and the breakfast day-part (until 11:00 a.m.) accounted for approximately 23% of restaurant sales in 2008.  Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens. Lunches and dinners range in price from $3.69 to $12.99. Lunch (11:00 a.m. to 4:00 p.m.) and dinner (4:00 p.m. to close) day-parts reflected approximately 37% and 40% of restaurant sales, respectively, in 2008.  Cracker Barrel may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu. Cracker Barrel’s menu has daily dinner features that showcase a popular dinner entrée for each day of the week. There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest for 2008 was $8.59, which represents a 3.4% increase over the prior year.

Cracker Barrel also offers items for sale in the retail store that are also featured on, or related to, the restaurant menu, such as pies, cornbread, coffee, syrups and pancake mixes.  The retail operations, which generated approximately 21% of our total revenue in 2008, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CD’s, cookware, old-fashioned-looking ceramics, figurines, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves and other food items.  Five categories (apparel, seasonal, food, home and toys) accounted for the largest shares of our retail sales at approximately 20%, 16%, 16%, 15% and 13%, respectively, in 2008. The typical Cracker Barrel retail shop features approximately 3,200 SKU’s.  Many of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that Cracker Barrel achieves high retail sales per square foot as compared to mall stores (approximately $428 per square foot of retail selling space in 2008) both by offering appealing merchandise and by having a significant source of retail customers from the high volume of restaurant customers - an average of approximately 7,350 per week in a typical store in 2008.  The substantial majority of sales in the retail area are estimated to be to customers who also are guests in the restaurant.

Product Development and Merchandising:  We maintain a product development department, which develops new and improved menu items in response either to shifts in customer preferences or to create customer interest. Coordinated seasonal promotions are used regularly in the restaurants and retail shops. Our merchandising department attempts to select merchandise for the retail shop that reinforces the nostalgic theme of the restaurant.  In 2008, we continued to build our exclusive music library.  The newest albums include some of country and bluegrass music’s greatest performers such as Alabama, Aaron Tippin, Ricky Skaggs and Kenny Rogers. By regularly infusing new talent into our musical offerings, we continue to strengthen the connection between the culture of country music and the Cracker Barrel brand.  Also offered is The Grand Ole Opry® Live Classics CD series, which showcases 60 previously unreleased live recordings by some of the Opry’s biggest stars including Patsy Cline, Loretta Lynn, Johnny Cash, George Jones, Dolly Parton and Waylon Jennings.

      Store Management and Quality Controls: Cracker Barrel store management, typically consisting of one general manager, four associate managers and one retail manager, is responsible for an average of 104 employees on two shifts. The relative complexity of operating a Cracker Barrel store requires an effective management team at the individual store level.  As a motivation to store managers to improve sales and operational performance, we maintain a bonus plan designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plan also rewards managers who achieve specific operational targets.  To assure that individual stores are operated at a high level of quality, we focus on the selection and training of store managers.  We also employ district managers to support individual store managers and regional vice presidents to support individual district managers.  A district manager’s individual span of control typically is seven to eight individual restaurants and regional vice presidents support seven to nine district managers.  Each store is assigned to both a restaurant and a retail district manager and each district is assigned to both a restaurant and a retail regional vice president.  The various levels of restaurant and retail management work closely together.

The store management recruiting and training program begins with an evaluation and screening process.  In addition to multiple interviews and verification of background and experience, we conduct testing designed to identify those applicants most likely to be best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of seven weeks of in-store training and four weeks of training at our corporate facilities. This program allows new managers the opportunity to become familiar with Cracker Barrel operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility.  We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including hands-on, classroom, written and Internet-based training.  Each store is equipped with training computers for the Internet-based computer-assisted instruction programs.  Additionally, each store typically has an employee training coordinator who oversees training of the store’s hourly employees.

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases.  We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendalville, Indiana; and Ft. Mill, South Carolina. We purchase the majority of our food products and restaurant supplies on a cost-plus basis through this unaffiliated distributor. The distributor is responsible for placing food orders, warehousing and delivering food products to our stores. Deliveries generally are made once per week to the individual stores.  Certain perishable food items are purchased locally by our stores.

 Four food categories (dairy (including eggs), beef, poultry and pork) accounted for the largest shares of our food purchasing expense at approximately 15%, 12%, 11% and 10%, respectively, in 2008, but each category includes several individual items.  The single food item within these categories, accounting for the largest share of our food purchasing expense, was chicken tenderloin at approximately 6% of food purchases in 2008.  We purchase our chicken tenderloin through two vendors.  Dairy is purchased through numerous vendors including local vendors. Eggs are purchased through two vendors.  We purchase our beef, poultry and pork each through eight vendors.  Should any food items from a particular vendor become unavailable, we believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices.

We purchase the majority of retail items (approximately 81% in 2008) directly from domestic and international vendors and warehouse them at our Lebanon distribution center. The distribution center is a 367,200 square foot warehouse facility with 36 foot ceilings and 170 bays and includes an additional 13,800 square feet of office and maintenance space. The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to our stores.  Approximately 40% of our 2008 retail purchases were directly from vendors in the People’s Republic of China.  We have relationships with foreign buying agencies to source purchased product, monitor quality control and supplement product development.

Operational and Inventory Controls: Our information technology and telecommunications systems and various analytical tools are used to evaluate store operating information and provide management with reports to support detection of unusual variances in food costs, labor costs or operating expenses.  Management also monitors individual store restaurant and retail sales on a daily basis and closely monitors sales mix, sales trends, operational costs and inventory levels. The information generated by the information technology and telecommunications systems, analysis tools and monitoring processes are used to manage the operations of each store, replenish retail inventory levels and to facilitate retail purchasing decisions.  These systems and processes also are used in the development of forecasts, budget analyses and planning.

Guest Satisfaction:  We are committed to providing our guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment, in a way that evokes memories of the past.  Our commitment to offering guests a quality experience begins with our employees.  Our mission statement, “Pleasing People,” embraces guests and employees alike, and our employees are trained on the importance of that mission in a culture of mutual respect.  We also are committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality.  Through the regular use of guest surveys and store visits by district managers and regional vice presidents, management receives valuable feedback, which it uses in its ongoing efforts to improve the stores and to demonstrate our continuing commitment to pleasing our guests.  We also have had for many years a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up.  We have public notices in our menus, on our website and posted in our restaurants informing customers and employees about how to contact us by Internet or toll-free telephone number with questions, complaints or concerns regarding services or products.  We conduct training in how to gather information and investigate and resolve customer concerns.  This is accompanied by comprehensive training for all store employees on our public accommodations policy and commitment to "pleasing people."  In 2005, we implemented an anonymous, unannounced, third-party store testing program to ensure compliance with our guest satisfaction policies and commitments.  We use an interactive voice response (“IVR”) system to monitor operational performance and guest satisfaction at all stores on an ongoing basis.

Marketing: Outdoor advertising (i.e., billboards and state department of transportation signs) is the primary advertising medium utilized to reach consumers in the primary trade area for each Cracker Barrel store and also to reach interstate travelers and tourists. Outdoor advertising accounted for approximately 62% of advertising expenditures in 2008, with approximately 1,500 billboards at year-end.  In recent years we have utilized other types of media, such as radio and print, in our core markets to maintain customer awareness, and outside of our core markets to increase brand awareness and to build guest loyalty.  In 2008, we conducted television advertising in certain markets.  We define core markets based on average weekly sales, geographic location, and longevity and brand awareness in the market.  In 2009, we plan to spend approximately 1.9% of our revenues on advertising.  Outdoor advertising is expected to represent approximately 59% of advertising expenditures in 2009.

UNIT DEVELOPMENT

We opened 17 new Cracker Barrel stores and closed two stores in 2008.  We also replaced two existing units with units in nearby communities.  Replacements are not counted as either units opened or closed.  We plan to open 12 new stores during 2009, two of which already were open as of September 24, 2008.

Cracker Barrel stores are located primarily along interstate highways; however, as of September 24, 2008, 82 of our stores are located near "tourist destinations" or are considered “off-interstate” stores.  In 2009, we intend to open approximately 33% of our new stores along interstate highways as compared to 53% in 2008.  We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and to increase sales through TV and/or radio advertising by having more units in media markets in which satisfactory interstate locations either may not be available or not available on reasonable terms.  We have identified approximately 700 trade areas for potential future development with characteristics that appear to be consistent with those believed to be necessary to support successful Cracker Barrel units.

    Of the 579 Cracker Barrel stores open as of September 24, 2008, we own 409, while the other 170 properties are either ground leases or ground and building leases.  The current Cracker Barrel store prototype is approximately 10,000 square feet including approximately 2,100 square feet in the retail selling space.  The prototype has approximately 200 seats in the restaurant.

EMPLOYEES

As of August 1, 2008, we employed approximately 65,000 people, of whom 584 were in advisory and supervisory capacities, 3,564 were in store management positions and 41 were officers.  Many restaurant personnel are employed on a part-time basis.  None of our employees are represented by any union and management considers its employee relations to be good.

COMPETITION

The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, location, personnel, concept, attractiveness of facilities and effectiveness of advertising and marketing.  We compete with a number of national and regional restaurant chains as well as locally owned restaurants.  The restaurant business is often affected by changes in consumer taste; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power.  In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

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

RESEARCH AND DEVELOPMENT

While research and development is important to us, these expenditures have not been material due to the nature of the restaurant and retail industry.

SEASONAL ASPECTS

Historically, our profits have been lower in the first three fiscal quarters and highest in the fourth fiscal quarter, which includes much of the summer vacation and travel season.  We attribute these variations primarily to the increase in interstate tourist traffic and propensity to dine out during the summer months, whereas after the school year begins and as the winter months approach, there is a decrease in interstate tourist traffic and less of a tendency to dine out because of inclement weather.  Our retail sales historically have been highest in our second fiscal quarter, which includes the Christmas holiday shopping season.

WORKING CAPITAL

In the restaurant industry, substantially all sales transactions occur either in cash or by third-party credit card.  Like most other restaurant companies, we are able to, and often do operate with a working capital deficit.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed through normal trade credit.  Because of our retail operations, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid product turnover of the restaurant inventory.  Employee compensation and benefits payable generally may be related to weekly, bi-weekly or semi-monthly pay cycles, and many other operating expenses have normal trade terms.

ITEM 1A. RISK FACTORS

Investing in our securities involves a degree of risk.  Persons buying our securities should carefully consider the risks described below and the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes.  If any of the following risks actually occurs, our business, financial condition, results of operation or cash flows could be materially adversely affected. In any such case, the trading price of our securities could decline and you could lose all or part of your investment.  The risks described below are not the only ones facing our company and are not intended to be a complete discussion of all potential risks or uncertainties.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

General economic and business conditions as well as those specific to the restaurant or retail industries that are largely out of our control may adversely affect our results of operations.

Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control.  These factors include consumer income, interest rates, inflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. The full-service dining sector of the restaurant industry and the retail industry are affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer preferences, including changes in consumer tastes and dietary habits and the level of consumer acceptance of our restaurant concept and retail merchandise, and consumer spending patterns.

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income.  Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. In addition, recent increases in fuel and other energy prices as well as consumer uncertainty that has accompanied the recent home mortgage and credit “crisis” and general weakness in housing markets has resulted in decreased discretionary consumer spending. A continuing decline in consumer confidence or the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

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

The casual dining sector of the restaurant industry is intensely competitive, and we face many well-established competitors.  We compete within each market with national and regional restaurant chains and locally-owned restaurants.  Competition from other regional or national restaurant chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  However, we also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry.  Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices.  We compete primarily on the quality, variety and value perception of menu and retail items. The number and location of restaurants, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors. We anticipate that intense competition will continue with respect to all of these factors.  We also compete with other restaurant chains and other retail businesses for quality site locations and management and hourly employees, and competitive pressures could affect both the availability and cost of these important resources.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The price and availability of food, ingredients, merchandise and utilities used by our restaurants or merchandise sold in our retail shop could adversely affect our revenues and results of operations.

Although we are subject to the general risks of inflation, our operating profit margins and results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food and other commodities, ingredients, utilities, retail merchandise and other related costs over which we may have little control.  Fluctuations in economic conditions, weather, demand and other factors can adversely affect the availability, quality and cost of the ingredients and products that we buy.  Furthermore, many of the products that we use and their costs are interrelated.  For example, the recent focus on ethanol as a fuel, as well as the emergence of China as a major consumer of food products, has placed tremendous demands (with attendant supply and price pressures) for corn, wheat and dairy products, which in turn has increased feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations.  In addition, because we provide a moderately-priced product, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases.

We are dependent on attracting and retaining qualified employees while also controlling labor costs.

Our performance is dependent on attracting and retaining a large and growing number of qualified restaurant employees.  Availability of staff varies widely from location to location.  Many staff members are in entry-level or part-time positions, typically with high rates of turnover. If restaurant management and staff turnover trends increase, we could suffer higher direct costs associated with recruiting, training and retaining replacement personnel.  Management turnover as well as general shortages in the labor pool can cause our restaurants to be operated with reduced staff, which could negatively affect our ability to provide appropriate service levels to our customers.  Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruiting and training expenses.

Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation and changing demographics.  Many of our employees are hourly workers whose wages are affected by increases in the federal or state minimum wage or changes to tip credits.  Tip credits are the amounts an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes.  Increases in minimum wage levels and changes to the tip credit have been made and continue to be proposed at both federal and state levels.  As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage.  If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

Our distribution risks are heightened because of our single distribution facility; in addition, our reliance on certain significant vendors, particularly for foreign-sourced products, subjects us to numerous risks, including possible interruptions in supply, which could adversely affect our business.

The majority of our retail inventory is shipped into, stored at and shipped out of a single warehouse located in Lebanon, TN.  All of the decorative fixtures used in our stores are shipped into, stored at and shipped out of a single warehouse located in Lebanon, TN.  A natural disaster affecting either of these warehouses could materially adversely affect our business.

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire specified food and retail products and supplies in sufficient quantities. Partly because of our size, finding qualified vendors and accessing food, retail products and supplies in a timely and efficient manner is a significant challenge that typically is more difficult with respect to goods sourced outside the United States.  In some cases, we may have only one supplier for a product or supply. Our dependence on single source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations. If any of these vendors are unable to fulfill their obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

Additionally, we use a number of products that are or may be manufactured in a number of foreign countries.  In addition to the risk presented by the possible long lead times to source these products, our results of operations may be materially affected by risks such as:

·	fluctuating currency exchange rates;

·	foreign government regulations;

·	foreign currency exchange control regulations;

·	import/export restrictions;

·	foreign political and economic instability;

·	disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries; and

·	tariffs, trade barriers and other trade restrictions by the U.S. government on products or components shipped from foreign sources.

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, natural disasters such as floods and earthquakes, the inability of our vendors to obtain credit in a tightened credit market or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants.  Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products that are critical to our restaurant operations.  If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter as a result of our customers changing their dining habits.

Our plans depend significantly on initiatives designed to improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely.

We have had, and expect to continue to have, initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition.  These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general.  It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful systemwide implementation relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can influence results adversely. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.

We incurred substantial indebtedness to finance our 2006 strategic initiatives, which may decrease our flexibility and increase our borrowing costs.

Our consolidated indebtedness following our 2006 strategic initiatives is substantially greater than our indebtedness prior to those undertakings. The increased indebtedness and higher debt-to-equity ratio of our company, as compared to that which existed on a historical basis, will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Our level of indebtedness could have important consequences. For example, it may:

·
require a substantial portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness and reduce our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements or to pay dividends;  and

·	limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to our competitors.

There are various financial covenants and other restrictions in our credit agreement. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity. A default under our credit agreement may also significantly affect our ability to obtain additional or alternative financing.  For example, the lenders’ ongoing obligation to extend credit under the revolving credit portion of the credit agreement is dependent upon our compliance with these covenants and restrictions.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

Our advertising is heavily dependent on billboards, which are highly regulated; a shift away from billboard advertising poses a risk of increased advertising and marketing costs that could adversely affect our results of operations.

Historically, we have relied upon billboards as our principal method of advertising.  A number of states in which we operate restrict highway signage and billboards.  Because many of our restaurants are located on the interstate highway system, our business is highly related to highway travel. Thus, signage or billboard restrictions or loss of existing signage or billboards could affect our visibility and ability to attract customers.

Additionally, as we begin to build stores away from our traditional interstate locations, we may be required to increasingly utilize what others might consider more traditional methods of advertising, such as radio, television, direct mail and newspaper.  While we have used these types of advertising from time to time, their effects upon our revenues and, in turn, our profits, are uncertain.  Additionally, if our competitors increased their spending on advertising and promotions, we could be forced to substantially increase our advertising, media or marketing expenses.  If we did so or if our current advertising and promotion programs become less effective, we could experience a material adverse effect on our results of operations.

Our business is somewhat seasonal and also can be affected by extreme weather conditions and natural disasters.

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

Additionally, extreme weather conditions in the areas where our stores are located can adversely affect our business. For example, frequent or unusually heavy snowfall, ice storms, rain storms, floods or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and can disrupt deliveries of food and supplies to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business.

In addition, natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could severely damage or destroy one or more of our stores or warehouses located in the affected areas, thereby disrupting our business operations.

If we fail to execute our business strategy, which primarily depends on our ability to find new restaurant locations and open new restaurants that are profitable, our business could suffer.

Historically, one of the most significant means of achieving our growth objectives has been opening and operating new and profitable restaurants. This strategy involves numerous risks, and we may not be able to achieve our growth objectives – that is we may not be able to open all of our planned new restaurants and the new restaurants that we open may not be profitable or as profitable as our existing restaurants.  New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on sales levels at existing restaurants.

One of our biggest risks in executing our business strategy is locating and securing an adequate supply of suitable new restaurant sites.  Competition for suitable restaurant sites and operating personnel in our target markets is intense, and we cannot assure you that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period.  Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, or drawing a greater than expected proportion of sales in new restaurants from existing restaurants, could materially adversely affect our business strategy.  Our ability to open new restaurants successfully will also depend on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following:

·	our ability to control construction and development costs of new restaurants;

·	our ability to manage the local, state or other regulatory, zoning and licensing processes in a timely manner;

·	our ability to appropriately train employees and staff the restaurants;

·	consumer acceptance of our restaurants in new markets;

·	our ability to manage construction delays related to the opening of any facility; and

·	our ability to secure required governmental approvals and permits in a timely manner, or at all.

We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our unit expansion will impose on management and on our existing infrastructure, nor that we will be able to hire or retain the necessary management and operating personnel. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel.

Individual restaurant locations are affected by local conditions that could change and affect the carrying value of those locations adversely.

The success of our business depends on the success of individual locations and the success of individual locations depends on stability of or improvements in operating conditions at and around those locations.  Our revenues and expenses can be affected significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.   Also, as demographic and economic patterns (e.g., highway or roadway traffic patterns, concentrations of general retail or hotel activity, local population densities or increased competition) change, current locations may not continue to be attractive or profitable.  Possible declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced revenues in those locations.  The occurrence of one or more of these events could have a significant adverse effect on our revenues and results of operations as well as the carrying value of our individual locations.

Health concerns and government regulation relating to the consumption of food products could affect consumer preferences and could negatively affect our results of operations.

Many of the food items on our menu contain beef and chicken. The preferences of our customers toward beef and chicken could be affected by health concerns about the consumption of beef or chicken or negative publicity concerning food quality, illness and injury generally.  In recent years there has been negative publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, the bird/avian flu, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken and pork.  In addition, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.  A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time.  If that occurs, customers might avoid public places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.  A regional or global health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our stores. In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products.  A decrease in guest traffic to our restaurants, a change in our mix of products sold or an increase in costs as a result of these health concerns either in general or specific to our operations, could result in a decrease in sales or higher costs to our restaurants that would materially harm our business.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services, regardless of whether the allegations are valid or whether we are ultimately found liable.  As a result, litigation may adversely affect our business, financial condition and results of operations.

Unfavorable publicity could harm our business.

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury, adverse health effects (including obesity) or other concerns stemming from one or a limited number of restaurants.  Even when the allegations or complaints are not valid, unfavorable publicity relating to a limited number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand.  Adverse publicity and its effect on overall consumer perceptions of food safety could have a material adverse effect on our business, financial condition and results of operations.

The loss of key personnel or difficulties in recruiting and retaining qualified personnel could jeopardize our success.

Our future growth and success depends substantially on the contributions and abilities of key executives and other employees and on our ability to recruit and retain high quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high quality restaurant employees could jeopardize our ability to meet our business goals.

We are subject to a number of risks relating to federal, state and local regulation of our business that may increase our costs and decrease our profit margins.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food as well as certain retail products.  We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938 and the Immigration Reform and Control Act of 1986 and applicable requirements concerning minimum wage, overtime, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990.  In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.  We also face risks from new and changing laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations.  Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.  Also, the failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.  Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations.

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

A material disruption in our information technology and telecommunication systems could adversely affect our business or results of operations.

We rely extensively on our information technology and telecommunication systems to process transactions, summarize results and manage our business and our supply chain.  Our information technology and telecommunication systems are subject to damage or interruption from power outages, computer, network and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology and telecommunication systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we could suffer loss of critical data and interruptions or delays in our operations in the interim.  Any material interruption in our information technology and telecommunication systems could adversely affect our business or results of operations.

A privacy breach could adversely affect our business.

The protection of customer, employee and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.  In addition, customers and employees have a high expectation that we will adequately protect their personal information. If we fail to comply with these laws and regulations or experience a significant breach of customer, employee or company data, our reputation could be damaged and result in lost sales, fines or lawsuits.

Our reported results can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements.

Our financial reporting complies with accounting principles generally accepted in the United States of America (“GAAP”), and GAAP is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting (including the adoption of international reporting standards in the United States), our reported results of operations and financial condition could be affected substantially, including requirements to restate historical financial reporting.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock.  We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Our annual and quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts, rating agencies and investors due to a number of factors, some of which are beyond our control, resulting either in volatility or a decline in the price of our securities.

Our business is not static – it changes periodically as a result of many factors, including those discussed above and:

·	increases and decreases in average weekly sales, restaurant and retail sales and restaurant profitability;

·	the rate at which we open new locations, the timing of new unit openings and the related high initial operating costs;

·	changes in advertising and promotional activities and expansion to new markets; and

·	impairment of long-lived assets and any loss on restaurant closures or impairments.

Our quarterly operating results and restaurant and retail sales may fluctuate as a result of any of these or other factors.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and restaurant sales for any particular future period may decrease.  In the future, operating results may fall below the expectations of securities analysts, rating agencies and investors.  In that event, the price of our securities could fluctuate dramatically over time or could decrease generally.

We are a holding company and depend on our subsidiaries to generate sufficient cash flow to pay dividends and meet our debt service obligations.

We are a holding company and a large portion of our assets is the capital stock of our subsidiaries.  All of our subsidiaries are guarantors of our obligations under our credit facility and their stock is pledged as collateral to the lenders under that facility.  As a holding company, we conduct substantially all of our business through our subsidiaries. Consequently, our cash flow and ability to pay dividends and service our debt obligations are dependent upon the earnings of our subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by these entities to us.  The ability of these entities to pay dividends or make other loans, advances or payments to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions contained in the instruments governing our debt.

The ability of our subsidiaries to generate sufficient cash flow from operations to allow us to pay dividends and make scheduled payments on our debt obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control and are described elsewhere.  We cannot assure you that the cash flow and earnings of our operating subsidiaries and the amount that they are able to distribute to us as dividends or otherwise will be adequate for us to pay dividends or service our debt obligations. If our subsidiaries do not generate sufficient cash flow from operations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  We cannot assure you that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our credit agreement.  Our inability to generate sufficient cash flow to pay dividends, to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to pay dividends or satisfy our other financial obligations.

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

In addition to the various corporate facilities, we have four properties (owned or leased) for future development, a motel used for housing management trainees and for the general public, and seven parcels of excess real property and improvements that we intend to dispose of.

In addition to the properties mentioned above, we own or lease the following store properties as of September 24, 2008:

State			State
	Owned	Leased		Owned	Leased
Tennessee	36	14	Oklahoma	5	2
Florida	41	17	New Jersey	2	4
Georgia	32	10	Wisconsin	5	-
Texas	31	7	Colorado	3	1
North Carolina	25	8	Kansas	3	1
Ohio	22	9	Maryland	3	1
Kentucky	20	9	Massachusetts	-	4
Alabama	18	9	New Mexico	3	1
Indiana	21	6	Utah	4	-
Virginia	21	6	Iowa	3	-
Illinois	20	2	Connecticut	1	1
Pennsylvania	9	12	Montana	2	-
South Carolina	14	7	Nebraska	1	1
Missouri	14	3	Delaware	-	1
Michigan	13	3	Idaho	1	-
Arizona	2	11	Minnesota	1	-
Arkansas	5	6	New Hampshire	1	-
Mississippi	8	3	North Dakota	1	-
West Virginia	3	7	Rhode Island	-	1
Louisiana	7	2	South Dakota	1	-
New York	7	1	Total	409	170

We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.  See “Operations" and "Unit Development" in Item I of this Annual Report on Form 10-K for additional information on our properties.

ITEM 3.  LEGAL PROCEEDINGS

See Note 14 to our Consolidated Financial Statements filed or incorporated by reference into in Part II, Item 8 of this Annual Report on Form 10-K, which also is incorporated herein by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers of the Registrant

     The following table sets forth certain information concerning our executive officers, as of September 24, 2008:

Name	Age	Position with Registrant

Michael A. Woodhouse	63	Chairman, President & Chief Executive Officer

N. B. Forrest Shoaf	58	Senior Vice President, Secretary and General Counsel and Interim Chief Financial Officer

Doug Barber	51	Executive Vice President & Chief Operating Officer

Terry Maxwell	49	Senior Vice President, Retail Operations

Edward A. Greene	53	Senior Vice President, Strategic Initiatives

Robert Harig	58	Senior Vice President, Human Resources

Diana S. Wynne	53	Senior Vice President, Corporate Affairs

Patrick A. Scruggs	44	Vice President, Accounting and Tax, & Chief Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Mr. Woodhouse has been employed by us in various capacities since 1995.  Mr. Woodhouse served as our Senior Vice President of Finance and Chief Financial Officer from January 1999 to July 1999, as Executive Vice President and Chief Operating Officer (“COO”) from August 1999 until July 2000, as President and COO from August 2000 until July 2001, and then as President and Chief Executive Officer from August 2001 until November 2004 when he assumed his current positions. Mr. Woodhouse has 24 years of experience in the restaurant industry and 15 years of experience in the retail industry.

Mr. Shoaf began his employment with us as Senior Vice President, Secretary and General Counsel in April 2005.  In addition, in March 2008, he was appointed Interim Chief Financial Officer.  Prior to April 2005, he was Managing Director of Investment Banking for Avondale Partners, LLC.  From 1996-2000, he was a Managing Director of J.C. Bradford and from 2000-2002, a Managing Director in the investment banking group of Morgan Keegan, a Memphis, Tennessee based investment banking firm and head of its Nashville Corporate Finance Office.  He is a graduate of West Point and Harvard Law School.

Mr. Barber has been employed by us since 2003.  He assumed his current position in 2008.  Prior to that he was with Metromedia Family Steakhouse in various capacities since 1979 and assumed his last position held with Metromedia Family Steakhouse as President and COO in 1995.  Mr. Barber has 29 years of experience in the restaurant industry.

Mr. Maxwell has been employed by us since 1980.  He assumed his current position in 2006.  Mr. Maxwell has 28 years of experience in the restaurant and retail industries.

Mr. Greene has been employed by us in his current capacity since October 2005. From August 1996 to October 2005, he worked for Restaurant Services, Inc., the independent purchasing cooperative which provides supply chain management services for Burger King Corporation and its franchisees, serving most recently as its Vice President, Food and Packaging Purchasing.  Mr. Greene began his career with The Pillsbury Company and has over 30 years of combined experience in the restaurant and food processing industries.

Mr. Harig has been employed by us since 2000.  He assumed his current position in 2004.  Mr. Harig has over 31 years of experience in the restaurant industry and 8 years in the retail industry.

Ms. Wynne joined us in January 2006 in her current capacity.  Prior to that, she was Vice President, Treasury for Blockbuster, Inc.  Prior to that she served as Senior Vice President and Treasurer for Metromedia Restaurant Group. Ms. Wynne began her career with Price Waterhouse Coopers and has over 29 years of experience in the restaurant and retail industries.

Mr. Scruggs has been employed by us in various capacities since 1989.  He assumed his current position in 2003.    Mr. Scruggs has 19 years of experience in the restaurant and retail industries.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol CBRL.  There were 11,266 shareholders of record as of September 23, 2008.

The table “Market Price and Dividend Information” contained in the 2008 Annual Report is presented on page two of Exhibit 13 to this report and is incorporated herein by this reference.

If there is no default then existing and there is at least $100,000 available under our revolving credit facility, we may both: (1) pay cash dividends on our common stock if the aggregate amount of such dividends paid during any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in our credit facility) during the immediately preceding fiscal year; and (2) in any event, increase our regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the dividend paid in the prior fiscal quarter.

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

On June 4, 2007, both the Old Notes and the New Notes were redeemed and none of those notes remained outstanding.  In addition, any common stock issued in connection with conversions of either the Old Notes or the New Notes was repurchased during the quarter ended August 3, 2007.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock in the fourth quarter ended August 1, 2008. On July 31, 2008, our Board of Directors approved the repurchase of up to $65,000 of our common stock. These purchases will be made from time to time through open market transactions at management’s discretion provided that all such purchases be made only from free cash flow.

ITEM 6.  SELECTED FINANCIAL DATA

The table "Selected Financial Data" contained in the 2008 Annual Report is presented on page one of Exhibit 13 to this report and is incorporated into this Item of this Report by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management's Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2008 Annual Report, is incorporated into this Item of this Report by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

“Quantitative and Qualitative Disclosures about Market Risk” set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2008 Annual Report, is incorporated into this Item of this Report by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements (and related footnotes) and Report of Independent Registered Public Accounting Firm, contained in the 2008 Annual Report, are incorporated into this Item of this Report by this reference.

See Quarterly Financial Data (Unaudited) in Note 17 to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act).  Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that as of August 1, 2008, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended August 1, 2008 in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Corporate Governance Guidelines, our Financial Code of Ethics, and our Code of Business Conduct and Ethics, all of which may be viewed on our website.  They set the tone for our organization and include factors such as integrity and ethical values.  Our internal control over financial reporting is supported by formal policies and procedures, which are reviewed, modified and improved as changes occur in business condition and operations.  Our disclosure controls and procedures or our internal controls cannot and will not prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the benefits of controls relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  We have concluded that our internal control over financial reporting was effective as of August 1, 2008, based on these criteria.

In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

/s/Michael A. Woodhouse
Michael A. Woodhouse
Chairman, President and Chief Executive Officer

/s/N.B. Forrest Shoaf
N.B. Forrest Shoaf
Senior Vice President, Secretary and General Counsel and Interim Chief Financial Officer

ITEM 9B.    OTHER INFORMATION

                     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated into this Item of this Report by this reference to the following sections of the 2008 Proxy Statement: “Board of Directors and Committees,” "Proposal 1: Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and the question “Has the Board adopted a code of ethics for senior financial officers?” set forth in “Certain Relationships and Related Transactions.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated into this Item of this Report by this reference to the following sections of the 2008 Proxy Statement:  “Executive Compensation” and the question “How are directors compensated?” set forth in “Board of Directors and Committees.”   The “Compensation Committee Report” set forth in “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Stock Ownership of Certain Beneficial Owners and Management" and “Executive Compensation-Equity Compensation Plan Information” in the 2008 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Who are our independent directors?” in the 2008 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated into this Item of this Report by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report - What is the Audit Committee’s pre-approval policy and procedure with respect to audit and non-audit services provided by our auditors?” in the 2008 Proxy Statement.  No other portion of the section of the 2008 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

1.
The following Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP of the 2008 Annual Report are included within Exhibit 13 to this Annual Report on Form 10-K and are incorporated into this Item of this Report by this reference:

Report of Independent Registered Public Accounting Firm dated September 25, 2008

Consolidated Balance Sheet as of August 1, 2008 and August 3, 2007

Consolidated Statement of Income for each of the three fiscal years ended August 1, 2008, August 3, 2007 and July 28, 2006

Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years ended August 1, 2008, August 3, 2007 and July 28, 2006

Consolidated Statement of Cash Flows for each of the three fiscal years ended August 1, 2008, August 3, 2007 and July 28, 2006

Notes to Consolidated Financial Statements

2.	All schedules have been omitted since they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.	The exhibits listed in the accompanying Index to Exhibits immediately following the signature page to this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of September, 2008.

CBRL GROUP, INC.

                                      By: /s/Michael A. Woodhouse
                                           Michael A. Woodhouse
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 29th day of September, 2008.

Name	Title
/s/Michael A. Woodhouse Michael A. Woodhouse	Chairman, President and Chief Executive Officer
/s/N.B. Forrest Shoaf N.B. Forrest Shoaf	Senior Vice President, General Counsel and Secretary and Interim Chief Financial Officer
/s/Patrick A. Scruggs Patrick A. Scruggs	Vice President, Accounting and Tax, and Chief Accounting Officer (Principal Accounting Officer)
/s/James D. Carreker James D. Carreker	Director
/s/Robert V. Dale Robert V. Dale	Director
/s/Richard J. Dobkin Richard J. Dobkin	Director
/s/Robert C. Hilton Robert C. Hilton	Director
/s/Charles E. Jones, Jr. Charles E. Jones, Jr.	Director
/s/B.F. Lowery B.F. Lowery	Director
_______________ Martha M. Mitchell	Director
/s/Andrea M. Weiss Andrea M. Weiss	Director
/s/Jimmie D. White Jimmie D. White	Director

 INDEX TO EXHIBITS

Exhibit

3(I), 4(a)	Charter (1)

3(II), 4(b)	Bylaws (1)

4(c)	Shareholder Rights Agreement dated 9/7/1999 (2)

4(d),10(a)
Credit Agreement dated as of April 27, 2006 among CBRL Group, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent  (the “Wachovia Credit Agreement”) (3)

4(e), 10(b)	Amendment No. 1 to the Wachovia Credit Agreement (15)

10(c)	The Company's Amended and Restated Stock Option Plan, as amended (4)

10(d)	The Company’s 2000 Non-Executive Stock Option Plan (5)

10(e)	The Company's 1989 Non-Employee Director's Stock Option Plan, as amended (6)

10(f)	The Company's Non-Qualified Savings Plan (7)

10(g)	The Company's Deferred Compensation Plan

10(h)	The Company’s 2002 Omnibus Incentive Compensation Plan (“Omnibus Plan”) (8)

10(i)	Amendment No. 1 to Omnibus Plan (7)

10(j)	Form of Restricted Stock Award (7)

10(k)	Form of Stock Option Award under the Amended and Restated Stock Option Plan (7)

10(l)	Form of Stock Option Award under the Omnibus Plan (7)

10(m)	Executive Employment Agreement dated as of August 1, 2005 between Michael A. Woodhouse and the Company (7)

10(n)	Change-in-control Agreement for N.B. Forrest Shoaf dated 5/12/2005 (7)

10(o)	Change-in-control Agreement for Doug Barber dated 8/23/08

10(p)	Change-in-control Agreement for Ed Greene dated 6/22/06 (10)

10(q)	Change-in-control Agreement for Terry Maxwell dated 8/14/06 (9)

10(r)	Change-in-control Agreement for Patrick A. Scruggs dated October 13, 1999 (8)

10(s)	Change-in-control Agreement for Diana Wynne dated 6/22/06 (10)

10(t)	Change-in-control Agreement for Rob Harig dated 8/23/06 (15)

10(u)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 21 Cracker Barrel Old Country Store® sites (11)

10(v)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 9 Cracker Barrel Old Country Store® sites*

10(w)	Master Lease dated July 31, 2000 between Country Stores Property II, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 23 Cracker Barrel Old Country Store® sites*

10(x)	Master Lease dated July 31, 2000 between Country Stores Property III, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 12 Cracker Barrel Old Country Store® sites*

10(y)	CBRL Group, Inc. Targeted Retention Plan (12)

10(z)	CBRL Group, Inc. Stock Ownership Achievement Incentive Plan (12)

10(aa)	2007 Mid-Term Incentive and Retention Plan (13)

10(bb)	CBRL Group, Inc. Severance Benefits Policy (13)

10(cc)	Retirement Agreement (14)

10(dd)	2009 Annual Bonus Plan (16)

13	Pertinent portions of the Company's 2008 Annual Report to Shareholders that are incorporated by reference into this Annual Report on Form 10-K.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*Document not filed because essentially identical in terms and conditions to Exhibit 10(u).

(1)	Incorporated by reference to the Company's Registration Statement on Form S-4/A under the Securities Act of 1933 (“Securities Act”) (File No. 333-62469), filed October 9, 1998.

(2)	Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K under the Securities Exchange Act of 1934 (“Exchange Act”), filed September 21, 1999.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended April 28, 2006.

(4)	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 30, 1999.

(5)	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 2002.

(6)	Incorporated by reference to the Cracker Barrel Old Country Store, Inc. Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 1991 (File No. 0-7536).

(7)	Incorporated by reference to Exhibits 10(f), 10(i), 10(j), 10(k), 10(l), 10(m) and 10(o) to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 29, 2005.

(8)	Incorporated by reference to Exhibits 10(i) and 10(t) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 1, 2003.

(9)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 15, 2006.

(10)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 28, 2006.

(11)	Incorporated by reference to Exhibit 10.R to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 28, 2000.

(12)	Incorporated by reference to Item 1.01 to the Company’s Quarterly Report on Form 8-K under the Exchange Act, filed August 1, 2005.

(13)	Incorporated by reference to Exhibits 10.2 and 10.3 to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 1, 2006.

(14)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K under the Exchange Act, filed September 21, 2007.

(15)	Incorporated by reference to Exhibits 10(b) and 10(v) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 3, 2007.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 6, 2008.