Form 10-Q
period 2008-10-31
CBRL GROUP INC
filed 2008-12-09
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2008

or

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Transition Period from ________ to _______.

Commission file number 000-25225

CRACKER BARREL OLD COUNTRY STORE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1749513
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

305 Hartmann Drive, P. O. Box 787
Lebanon, Tennessee 37088-0787
(Address of Principal Executive Offices)
(Zip Code)

615-444-5533
(Registrant’s Telephone Number, Including Area Code)

CBRL GROUP, INC.
(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

22,393,604 Shares of Common Stock
Outstanding as of November 28, 2008

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended October 31, 2008

INDEX

PART I. FINANCIAL INFORMATION		Page

Item 1
●	Condensed Consolidated Financial Statements (Unaudited)

	(a) Condensed Consolidated Balance Sheet as of October 31, 2008 and August 1, 2008	3

	(b) Condensed Consolidated Statement of Income for the Quarters Ended October 31, 2008 and November 2, 2007	4

	(c) Condensed Consolidated Statement of Cash Flows for the Quarters Ended October 31, 2008 and November 2, 2007	5

	(d) Notes to Condensed Consolidated Financial Statements	6

Item 2
●	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3
●	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4
●	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A
●	Risk Factors	28

Item 4
●	Submission of Matters to a Vote of Security Holders	28

Item 6
●	Exhibits	30

SIGNATURES		31

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	October 31, 2008	August 1, 2008*
ASSETS
Current assets:
Cash and cash equivalents	$11,174	$11,978
Property held for sale	2,311	3,248
Accounts receivable	11,518	13,484
Income taxes receivable	1,739	6,919
Inventories	185,622	155,954
Prepaid expenses and other current assets	14,763	10,981
Deferred income taxes	18,290	18,075
Total current assets	245,417	220,639

Property and equipment	1,591,739	1,571,816
Less: Accumulated depreciation and amortization of capital leases	538,997	526,576
Property and equipment – net	1,052,742	1,045,240

Other assets	43,729	47,824

Total assets	$1,341,888	$1,313,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,977	$93,112
Current maturities of long-term debt and other long-term obligations	8,810	8,714
Accrued interest expense	12,615	12,485
Other current liabilities	147,293	150,408
Total current liabilities	253,695	264,719

Long-term debt	809,298	779,061
Capital lease obligations	73	77
Interest rate swap liability	41,438	39,618
Other long-term obligations	81,708	83,147
Deferred income taxes	53,536	54,330

Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; no
shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; at
October 31, 2008, 22,375,604 shares issued and outstanding and at
August 1, 2008, 22,325,341 shares issued and outstanding	224	223
Additional paid-in capital	3,335	731
Accumulated other comprehensive loss	(29,214)	(27,653)
Retained earnings	127,795	119,450
Total shareholders’ equity	102,140	92,751

Total liabilities and shareholders’ equity	$1,341,888	$1,313,703

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of August 1, 2008, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2008.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended
	October 31, 2008	November 2, 2007

Total revenue	$573,932	$581,165

Cost of goods sold	181,357	180,228
Gross profit	392,575	400,937

Labor and other related expenses	222,433	225,668
Impairment and store closing charges	--	809
Other store operating expenses	105,966	105,220
Store operating income	64,176	69,240

General and administrative expenses	31,618	33,218
Operating income	32,558	36,022

Interest expense	14,033	14,909
Interest income	--	57
Income before income taxes	18,525	21,170

Provision for income taxes	5,693	7,187
Income from continuing operations	12,832	13,983
Loss from discontinued operations, net of tax	--	(94)
Net income	$12,832	$13,889

Basic net income per share:
Income from continuing operations	$0.57	$0.59
Loss from discontinued operations, net of tax	$--	$--
Net income per share	$0.57	$0.59

Diluted net income per share:
Income from continuing operations	$0.57	$0.57
Loss from discontinued operations, net of tax	$--	$--
Net income per share	$0.57	$0.57

Weighted average shares:
Basic	22,349,967	23,705,600
Diluted	22,666,326	24,444,932

Dividends declared per share	$0.20	$0.18

See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Quarter Ended
	October 31, 2008	November 2, 2007
Cash flows from operating activities:

Net income	$12,832	$13,889
Loss from discontinued operations, net of tax	--	94

Adjustments to reconcile net income to net cash used in
operating activities of continuing operations:
Depreciation and amortization	14,186	13,660
Loss on disposition of property and equipment	862	535
Impairment	--	532
Share-based compensation	1,728	2,314
Excess tax benefit from share-based compensation	(7)	(91)
Changes in assets and liabilities:
Accounts receivable	1,973	(247)
Income taxes receivable	5,180	--
Inventories	(29,668)	(19,278)
Prepaid expenses and other current assets	(3,782)	(2,794)
Accounts payable	(8,135)	(11,020)
Accrued interest expense	130	384
Other current liabilities	(3,545)	(3,113)
Deferred income taxes	(750)	(957)
Other long-term assets and liabilities	2,290	3,098
Net cash used in operating activities of continuing operations	(6,706)	(2,994)

Cash flows from investing activities:
Purchase of property and equipment	(22,003)	(24,385)
Proceeds from insurance recoveries of property and equipment	28	60
Proceeds from sale of property and equipment	728	65
Net cash used in investing activities of continuing operations	(21,247)	(24,260)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	288,200	298,600
Principal payments under long-term debt and other long-term obligations	(257,871)	(272,009)
Proceeds from exercise of share-based compensation awards	870	1,926
Excess tax benefit from share-based compensation	7	91
Dividends on common stock	(4,057)	(3,310)
Net cash provided by financing activities of continuing operations	27,149	25,298

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	--	(145)
Net cash used in discontinued operations	--	(145)

Net decrease in cash and cash equivalents	(804)	(2,101)
Cash and cash equivalents, beginning of period	11,978	14,248
Cash and cash equivalents, end of period	$11,174	$12,147

Supplemental disclosures of cash flow information:
Cash paid during the three months for:
Interest, net of amounts capitalized	$13,231	$13,978
Income taxes	$93	$1,960

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swap	$(1,820)	$(15,481)
Change in deferred tax asset for interest rate swap	$259	$4,989

See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of October 31, 2008 and August 1, 2008 and the related condensed consolidated statements of income and cash flows for the quarters ended October 31, 2008 and November 2, 2007, have been prepared by Cracker Barrel Old Country Store, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit. The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept. In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made. The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 1, 2008 (the “2008 Form 10-K”).  Effective December 8, 2008, the Company changed its name from “CBRL Group, Inc.” to “Cracker Barrel Old Country Store, Inc.”

References in these Notes to Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted.

2.	Summary of Significant Accounting Policies

The significant accounting policies of the Company are included in the 2008 Form 10-K.  During the quarter ended October 31, 2008, there were no significant changes to those accounting policies.

3.	Recent Accounting Pronouncements

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as any other asset and liabilities that are carried at fair value on a recurring basis in the financial statements.  Effective August 2, 2008, the first day of 2009, the Company adopted SFAS No. 157 on a prospective basis for financial assets and liabilities and nonfinancial assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  The adoption of SFAS No. 157 resulted in a $5,809 decrease in the Company’s interest rate swap liability related to non-performance risk with the offset reflected in accumulated other comprehensive loss, net of the deferred tax asset, on the Company’s condensed consolidated balance sheet.  See Note 4 for additional information on the Company’s fair value measurements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which deferred for one year the effective date of SFAS No. 157 as it applies to certain nonfinancial assets and liabilities.  The deferral provided by FSP No. 157-2 applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The Company elected the deferral for nonfinancial assets and liabilities under FSP No. 157-2.  The Company is currently evaluating the impact of its adoption and cannot yet determine the impact of its adoption in the first quarter of 2010.

Income Tax Benefits of Dividends on Share–Based Payment Awards

The Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) in June 2007.  The EITF consensus indicates that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based award payments.  The consensus was effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007.  The Company adopted EITF 06-11 on August 2, 2008, the first day of 2009.  The adoption of EITF 06-11 did not have a significant impact on the Company’s consolidated financial statements.

Derivative Disclosures

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect that the adoption of SFAS No. 161 in the third quarter of 2009 will have a significant impact on its consolidated financial statements.

GAAP Hierarchy

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 was effective on November 15, 2008.  The Company does not expect that the adoption of SFAS No. 162 in the second quarter of 2009 will have a significant impact on the Company’s consolidated financial statements.

4.	Fair Value Measurements

Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.  The three levels of inputs to the valuation methodology are:

•	Level 1 – quoted prices (unadjusted) for an identical asset or liability in an active market.

•
Level 2 – quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Level 3 – unobservable and significant to the fair value measurement of the asset or liability.

            The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at October 31, 2008 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of October 31, 2008

Cash equivalents*	$64	$--	$--	$64
Deferred compensation plan assets**	23,103	--	--	23,103
Total assets at fair value	$23,167	$--	$--	$23,167

Interest rate swap liability	$--	$41,438	$--	$41,438
Total liabilities at fair value	$--	$41,438	$--	$41,438

*Consists of money market fund investments.
**Represents plan assets established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the condensed consolidated balance sheet as other assets.

5.	Property Held for Sale

Property held for sale consists of real estate properties that the Company expects to sell within one year.  The assets are reported at the lower of carrying amount or fair value less costs to sell.  At October 31, 2008 and August 1, 2008, property held for sale was $2,311 and $3,248, respectively, and consisted of closed stores.

6.	Inventories

Inventories were comprised of the following at:

	October 31, 2008	August 1, 2008

Retail	$149,345	$124,572
Restaurant	21,370	17,439
Supplies	14,907	13,943
Total	$185,622	$155,954

7.   Debt

Long-term debt consisted of the following at:
	October 31, 2008	August 1, 2008

Term Loan B
payable $1,792 per quarter with the remainder due on April 27, 2013	$631,664	$633,456

Delayed-Draw Term Loan Facility payable $383 per quarter with the remainder due on April 27, 2013	150,720	151,103

Revolving Credit Facility payable on or before April 27, 2011	35,200	3,200

Note payable	507	--

	818,091	787,759

Current maturities	(8,793)	(8,698)
Long-term debt	$809,298	$779,061

The Company has a credit facility (the “Credit Facility”) that consists of term loans (aggregate outstanding at October 31, 2008 was $782,384) with a scheduled maturity date of April 27, 2013 and a $250,000 revolving credit facility expiring April 27, 2011 (the “Revolving Credit Facility”). At October 31, 2008, the Company had $185,738 available under the Revolving Credit Facility.

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio as specified in the agreement and maintenance of minimum interest coverage ratios.  As of October 31, 2008, the Company was in compliance with all debt covenants.

The Credit Facility also imposes restrictions on the amount of dividends the Company is able to pay.  If there is no default then existing and there is at least $100,000 then available under the Revolving Credit Facility, the Company may both: (1) pay cash dividends on its common stock if the aggregate amount of dividends paid in any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) during the immediately preceding fiscal year; and (2) in any event, increase its regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the dividend paid in the prior fiscal quarter.

The note payable consists of a $507 five-year note with a vendor and represents the financing of prepaid maintenance for telecommunications equipment.  The note payable is payable in monthly installments of principal and interest of $9 through October 16, 2013 and bears interest at 2.88%.

8.	Derivative Instruments and Hedging Activities

The Company accounts for its interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The estimated fair value of this interest rate swap liability was $41,438 (see Notes 3 and 4) and $39,618 at October 31, 2008 and August 1, 2008, respectively.  The offset to the interest rate swap liability is in accumulated other comprehensive loss, net of the deferred tax asset.  Cash flows related to the interest rate swap, which consist of interest payments, are included in operating activities.

9.	Shareholders’ Equity

During the quarter ended October 31, 2008, the Company received proceeds of $870 from the exercise of share-based compensation awards and the corresponding issuance of 50,263 shares of its common stock.  During the quarter ended October 31, 2008, the Company did not make any share repurchases.

During the quarter ended October 31, 2008, the Company paid a dividend of $0.18 per common share. The Company also declared a dividend of $0.20 per common share on September 18, 2008 that was paid on November 5, 2008 and is recorded in other current liabilities in the accompanying condensed consolidated balance sheet.  Additionally, the Company declared a dividend of $0.20 per common share on November 25, 2008 to be paid on February 5, 2009 to shareholders of record on January 16, 2009.

During the quarter ended October 31, 2008, the unrealized loss, net of tax, on the Company’s interest rate swap increased by $1,561 to $29,214 and is recognized in accumulated other comprehensive loss (see Notes 3, 4, 8 and 10).

During the quarter ended October 31, 2008, total share-based compensation expense was $1,728 and the excess tax benefit from share-based compensation was $7. During the quarter ended November 2, 2007, total share-based compensation expense was $2,314 and the excess tax benefit from share-based compensation was $91.

10.	Comprehensive Income

Comprehensive income consisted of the following at:

	October 31, 2008	November 2, 2007

Net income	$12,832	$13,889
Other comprehensive loss: Change in fair value of interest rate swap, net of tax benefit of $259 and $4,989, respectively	(1,561)	(10,492)
Total comprehensive income	$11,271	$3,397

11.	Seasonality

Historically, the net income of the Company has been lower in the first three quarters of each year and highest in the fourth quarter, which includes much of the summer vacation and travel season.  Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months.  The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season.  The Company also expects to open additional new locations throughout the year.  Therefore, the results of operations for the quarter ended October 31, 2008 cannot be considered indicative of the operating results for the entire 2009 year.

12.	Segment Information

Cracker Barrel units represent a single, integrated operation with two related and substantially integrated product lines.  The operating expenses of the restaurant and retail product lines of a Cracker Barrel unit are shared and are indistinguishable in many respects.  Accordingly, the Company manages its business on the basis of one reportable operating segment.  All of the Company’s operations are located within the United States.  The following data is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for all periods presented.

	Quarter Ended
	October 31, 2008	November 2, 2007

Revenue
Restaurant	$455,967	$462,753
Retail	117,965	118,412
Total revenue	$573,932	$581,165

13.	Impairment of Long-lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets and certain identifiable intangibles to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Whether impairment exists is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store-by-store basis. In addition, the recoverability test considers the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset.  If impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value.  Assets held for sale, if any, are reported at the lower of carrying value or fair value less costs to sell (see Note 5).

The Company recorded no impairment charges in the quarter ended October 31, 2008.  During the quarter ended November 2, 2007, the Company closed two stores, which resulted in impairment charges of $532 and store closing charges of $277 (see “Impairment of long-lived assets” in Note 2 to the Consolidated Financial Statements contained in the 2008 Form 10-K for additional information).  These impairments were recorded based upon the lower of unit carrying amount or fair value less costs to sell.

14.	Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at fair value for all share-based payments.  Share-based compensation is recorded in general and administrative expenses.  Share-based compensation expense totaled approximately $1,027 and $701 for stock options and nonvested stock, respectively, for the first quarter of 2009.  Share-based compensation expense totaled approximately $1,165 and $1,149 for stock options and nonvested stock, respectively, for the first quarter of 2008.

During the first quarter of 2009, there were no forfeitures of equity awards and, therefore, no reversals.  During the first quarter of 2008, the Company reversed approximately $295 of share-based compensation expense for nonvested stock grants that were forfeited.

On October 30, 2008, the Company entered into an employment agreement (the “Agreement”), with Michael A. Woodhouse, the Company’s current Chairman, President and Chief Executive Officer.  The Agreement replaced Mr. Woodhouse’s prior employment agreement dated as of August 1, 2005.  Unless extended or earlier terminated, the Agreement will terminate on October 31, 2011.  In the event of a change in control, the term of the Agreement is extended through October 31, 2012.  In connection with entering into the Agreement, Mr. Woodhouse was awarded 150,000 shares of the Company’s common stock, which vest and become distributable at the rate of 25,000 shares per achievement of six strategic goals; one that must be achieved on or before the end of 2009, a second that must be achieved on or before the end of 2010 and the remaining four that must be achieved on or before the end of 2011.

15.	Discontinued Operations

The Company sold Logan’s Roadhouse, Inc. (“Logan’s”) in 2007 (see Note 3 to the Company’s Consolidated Financial Statements included in the 2008 Form 10-K for additional information).

In the first quarter of 2008, the Company has reported in discontinued operations certain expenses related to the divestiture of Logan’s, which consist of the following:

Quarter Ended
November 2, 2007

Loss before tax benefit from discontinued operations	$(145)
Tax benefit	51
Loss from discontinued operations, net of tax	$(94)

No expenses related to the divestiture of Logan’s were incurred in the first quarter of 2009.

16.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the reporting period.  Common equivalent shares related to stock options and nonvested stock and stock awards issued by the Company are calculated using the treasury stock method.  The Company’s outstanding stock options and nonvested stock and stock awards represent the only dilutive effects on diluted consolidated net income per share.

The following table reconciles the components of the diluted earnings per share computations:

	Quarter Ended
	October 31, 2008	November 2, 2007

Income from continuing operations per share numerator	$12,832	$13,983

Loss from discontinued operations, net of tax, per share numerator	$--	$(94)

Income from continuing operations, loss from discontinued operations, net of tax, and net income per share denominator:
Weighted average shares outstanding	22,349,967	23,705,600
Add potential dilution:
Stock options and nonvested stock and stock awards	316,359	739,332
Diluted weighted average shares	22,666,326	24,444,932

17.	Commitments and Contingencies

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

The Company is contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  At October 31, 2008, the Company had $29,062 of standby letters of credit related to securing reserved claims under workers' compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its Revolving Credit Facility (see Note 7 for further information on the Company’s Revolving Credit Facility).

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At October 31, 2008, the lease has a remaining life of approximately 4.9 years with annual lease payments of approximately $361 for a total guarantee of $1,773.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the accompanying condensed consolidated balance sheet for amounts to be paid in case of non-performance by the assignee.

Upon the sale of Logan’s, the Company reaffirmed its guarantee of the lease payments for two Logan’s restaurants.  At October 31, 2008, the operating leases have remaining lives of 3.2 and 11.4 years with annual payments of approximately $94 and $98, respectively, for a total guarantee of $1,561.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated financial statements for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification requirements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s and Logan’s sale-leaseback transaction (see Note 3 to the Company’s Consolidated Financial Statements included in the 2008 Form 10-K), the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs. With the exception of certain tax indemnifications, the Company believes that the probability of being required to make any indemnification payments to Logan’s is remote.  Therefore, at October 31, 2008, the Company has recorded a liability of $387 in the condensed consolidated balance sheet for these potential tax indemnifications, but no provision has been recorded for potential non-tax indemnifications.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® restaurant and retail concept.  Unless otherwise noted, management’s discussion and analysis of financial condition and results of operations (“MD&A”) relates only to results from continuing operations.  All dollar amounts reported or discussed in this MD&A are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Quarterly Report on Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2008 (the “2008 Form 10-K”).  Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.

We believe the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2008 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Critical Accounting Estimates” on pages 22-26 of this Form 10-Q or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this report, since the statements speak only as of the report’s date.  Except as may be required by law, we have no obligation, and do not intend, to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any future public disclosures that we may make on related subjects in our reports filed with or furnished to the SEC or in our other public disclosures.

Overview

This overview summarizes the MD&A, which includes the following sections:

•	Results of Operations – an analysis of our condensed consolidated statements of income for the periods presented.
•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity and capital expenditures.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

Results of Operations

Total revenue decreased 1.2% in the first quarter of 2009 as compared to the first quarter of 2008. Operating income margin was 5.7% of total revenue in the first quarter of 2009 compared to 6.2% in the first quarter of 2008.  Income from continuing operations for the first quarter of 2009 decreased 8.2% as compared to the first quarter of 2008 while diluted income from continuing operations per share was the same as the prior year.  The decrease in income from continuing operations reflected the following:

•	lower restaurant traffic and lower retail sales,
•	higher food costs and retail costs of goods sold,
•	higher utilities expense,
•	higher store management wages and
•	higher incentive compensation accruals.

These decreases were partially offset by the following:

•	non-recurrence of manager meeting expense,
•	lower advertising expense,
•	lower group health costs,
•	lower store hourly labor costs,
•	lower workers’ compensation expense,
•	higher menu pricing,
•	the non-recurrence of impairment and store-closing costs,
•	lower income taxes and
•	lower interest expense.

Diluted income from continuing operations per share of $0.57 was the same as the prior year primarily due to the benefit of share repurchases in the second quarter of 2008, which lowered diluted weighted average shares and offset the decrease in income from continuing operations.

The following table highlights operating results by percentage relationships to total revenue for the quarter ended October 31, 2008 as compared to the same period in the prior year:

	Quarter Ended
	October 31, 2008,	November 2, 2007

Total revenue	100.0%	100.0%

Cost of goods sold	31.6	31.0
Gross profit	68.4	69.0

Labor and other related expenses	38.7	38.8
Impairment and store closing charges	--	0.2
Other store operating expenses	18.5	18.1
Store operating income	11.2	11.9

General and administrative expenses	5.5	5.7
Operating income	5.7	6.2

Interest expense	2.5	2.6
Interest income	--	--
Income before income taxes	3.2	3.6

Provision for income taxes	1.0	1.2

Income from continuing operations	2.2	2.4

Loss from discontinued operations, net of taxes	--	--

Net income	2.2%	2.4%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter ended October 31, 2008 as compared to the same period in the prior year:

	Quarter Ended
	October 31, 2008	November 2, 2007

Revenue:
Restaurant	79.4%	79.6%
Retail	20.6	20.4
Total revenue	100.0%	100.0%

The following table sets forth the number of units in operation at the beginning and the end of the quarters ended October 31, 2008 and November 2, 2007, respectively:

	Quarter Ended
	October 31, 2008	November 2, 2007

Open at beginning of period	577	562
Opened during period	4	6
Closed during period	--	(2)
Open at end of period	581	566

During the quarter ended November 2, 2007, we replaced an existing unit with a new unit in a nearby community.  Replacements are not counted as either units opened or closed.

Average unit volumes include sales of all stores. The following table highlights average unit volumes for the quarter ended October 31, 2008 as compared to the same period in the prior year:

	Quarter Ended
	October 31, 2008	November 2, 2007

Net revenue:
Restaurant	$788.8	$821.6
Retail	204.0	210.2
Total net revenue	$992.8	$1,031.8

Total Revenue

Total revenue for the first quarter of 2009 decreased 1.2% compared to last year’s first quarter.  For the quarter, our comparable store restaurant sales decreased 3.2% and comparable store retail sales decreased 2.3% resulting in a combined comparable store sales (total revenue) decrease of 3.0%. The comparable store restaurant sales decrease consisted of a 3.3% average check increase for the quarter (including a 3.2% average menu price increase) and a 6.5% guest traffic decrease.  The comparable store retail sales decrease was due to the decline in guest traffic.  We continue to experience the effects of pressures on consumer discretionary income in our guest traffic and retail sales.  Sales from newly opened stores partially offset the decrease in comparable store restaurant and retail sales.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue for the first quarter of 2009 increased to 31.6% from 31.0% last year.  This increase was due to higher restaurant product costs, primarily reflecting commodity inflation, higher retail freight costs, which were primarily related to fuel cost increases, lower initial mark-ons of retail merchandise versus prior year and product packaging design costs incurred in the first quarter of 2009 partially offset by higher menu pricing and lower food waste.  The increase in commodity inflation from a year ago was due to increases in oils, produce, eggs and grain products.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue decreased to 38.7% in the first quarter this year from 38.8% last year.  The decrease was due to lower group health costs, store hourly labor costs and workers’ compensation expense and higher menu pricing partially offset by higher management costs and the effect of lower guest traffic. The decrease in group health costs was due to lower medical claims. The decrease in store hourly labor costs was due to menu pricing being higher than wage inflation and better productivity partially offset by the effect of lower guest traffic. The decrease in workers’ compensation expense was due to the impact of lower interest rates and revised actuarial estimates which resulted in a decrease in the workers’ compensation reserve as compared to the prior year.  The increase in management costs was due to wage inflation and higher staffing levels.

Impairment and Store Closing Charges

We did not incur any impairment or store closing charges in the first quarter of 2009. During the first quarter of 2008, we closed two stores, which resulted in impairment charges of $532 and store closing charges of $277 (see “Impairment of long-lived assets” in Note 2 to the Consolidated Financial Statements contained in the 2008 Form 10-K for additional information).

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees and non-labor-related pre-opening expenses.  Other store operating expenses as a percentage of total revenue increased to 18.5% in the first quarter of 2009 from 18.1% in the first quarter of last year.  The increase was due to higher utilities expense and lower guest traffic partially offset by lower advertising expense and higher menu pricing.  The decrease in advertising expense was due to the non-recurrence of costs incurred in the first quarter of 2008 for our television advertising test.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 5.5% in the first quarter of 2009 as compared to 5.7% in the first quarter of last year.  The decrease was due to the non-recurrence of expenses associated with the manager meeting which was held in the first quarter of 2008.  This decrease was partially offset by higher incentive compensation accruals.  Incentive compensation expense was higher in the first quarter of 2009 versus the first quarter of 2008 as a result of the decision of our Compensation Committee to benchmark incentive compensation performance against the 50th percentile rather than the 75th percentile of our peer group of companies.  This benchmarking change was intended to offer better comparisons within our peer group as well as provide greater confidence (and therefore, greater incentive) to our executives that the performance targets established are realistic and can be achieved.  As a result, there is greater likelihood that incentive compensation will be earned in 2009.

Interest Expense

Interest expense as a percentage of total revenue decreased to 2.5% in the first quarter of 2009 as compared to 2.6% in the first quarter of last year.  The decrease was due to lower average interest rates partially offset by higher average debt outstanding.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 30.7% in the first quarter of 2009 as compared to 33.9% in the first quarter of 2008 and 30.2% for the full year of 2008.  The decrease in the effective tax rate from the first quarter of 2008 to the first quarter of 2009 reflected higher employer tax credits on an absolute dollar basis as well as higher employer tax credits as a percent of pre-tax income due to the decrease in income from continuing operations.  The increase in the effective tax rate from the full year of 2008 to the first quarter of 2009 reflected non-recurrence of reserve adjustments resulting from the expiration of certain statutes of limitations, which do not occur in the first two quarters of any year, partially offset by higher employer tax credits as a percent of pre-tax income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $250,000 revolving credit facility (the “Revolving Credit Facility”), which will expire on April 27, 2011.  Our internally generated cash, along with cash on hand at August 1, 2008, proceeds from exercises of share-based compensation awards and our borrowings under our Revolving Credit Facility were sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first quarter of 2009.

Cash Generated from (Used in) Operations

Our operating activities from continuing operations used net cash of $6,706 for the quarter ended October 31, 2008, which represented an increase from the $2,994 net cash used during the same period a year ago.  This increase was due to higher retail inventories partially offset by the timing of payments for income taxes and accounts payable.

Borrowing Capacity

At October 31, 2008, we had $35,200 of outstanding borrowings under the Revolving Credit Facility and $29,062 of standby letters of credit related to securing reserved claims under workers' compensation insurance which reduce our availability under the Revolving Credit Facility.  At October 31, 2008, we had $185,738 in borrowing capacity under our Revolving Credit Facility.

The Revolving Credit Facility is part of our $1,250,000 credit facility (the “Credit Facility”), which also includes a Term Loan B facility and Delayed-Draw Term Loan facility, each of which has a scheduled maturity date of April 27, 2013.  At October 31, 2008, our Term Loan B balance was $631,664 and our Delayed-Draw Term balance was $150,720.  See Note 7 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio as specified in the agreement and maintenance of minimum interest coverage ratios.  As of October 31, 2008, the Company was in compliance with all debt covenants.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

On July 31, 2008, our Board of Directors approved share repurchases of up to $65,000 of our common stock.  The principal criteria for share repurchases are that they be accretive to expected net income per share, are within the limits imposed by our Credit Facility and that they be made only from free cash flow (operating cash flow less capital expenditures and dividends) rather than borrowings.  During the quarter ended October 31, 2008, we did not make any share repurchases.  Additionally, in order to conserve cash, we have suspended our share repurchase plans.

Our Credit Facility imposes restrictions on the amount of dividends we are able to pay.  If there is no default then existing and there is at least $100,000 then available under our Revolving Credit Facility, we may both: (1) pay cash dividends on our common stock if the aggregate amount of such dividends paid during any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) during the immediately preceding fiscal year; and (2) in any event, increase our regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the dividend paid in the prior fiscal quarter.

During the first quarter of 2009, we paid a dividend of $0.18 per common share.  During the quarter, we also declared a dividend of $0.20 per common share that was paid on November 5, 2008.  Additionally, we declared a dividend of $0.20 per common share on November 25, 2008 to be paid on February 5, 2009 to shareholders of record on January 16, 2009.

During the first quarter of 2009, we received proceeds of $870 from the exercise of share-based compensation awards and the corresponding issuance of 50,263 shares of our common stock.

Working Capital

We had negative working capital of $8,278 at October 31, 2008 versus negative working capital of $44,080 at August 1, 2008.  The change in working capital compared with August 1, 2008 reflected higher retail inventory and timing of payments for accounts payable, both of which were financed by borrowings under our Revolving Credit Facility.  In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Like many other restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

Capital Expenditures

Capital expenditures (purchase of property and equipment) were $22,003 for the quarter ended October 31, 2008 as compared to $24,385 during the same period a year ago.  Construction of new locations accounted for most of the expenditures.  We estimate that our capital expenditures for 2009 will be approximately $73,000 to $75,000.  This estimate includes costs related to the acquisition of sites and construction of 11 new stores that have opened or will open during 2009, as well as for acquisition and construction costs for locations to be opened in 2010 and capital expenditures for maintenance programs and key initiatives.  Capitalized interest was $200 for the quarter ended October 31, 2008, as compared to $228 for the quarter ended November 2, 2007.

We believe that cash at October 31, 2008, along with cash generated from our operating activities, and the borrowing capacity under our Revolving Credit Facility, will be sufficient to finance our continued operations, our continued expansion plans, our principal payments on our debt and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no material off-balance sheet arrangements.  Refer to our 2008 Form 10-K for additional information regarding our operating leases.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2008.  Refer to our 2008 Form 10-K for additional information regarding our material commitments.

Recent Accounting Pronouncements

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as any other asset and liabilities that are carried at fair value on a recurring basis in the financial statements.  Effective August 2, 2008, the first day of 2009, we adopted SFAS No. 157 on a prospective basis for financial assets and liabilities and nonfinancial assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  The adoption of SFAS No. 157 resulted in a $5,809 decrease in our interest rate swap liability related to non-performance risk with the offset reflected in accumulated other comprehensive loss, net of the deferred tax asset, on our condensed consolidated balance sheet.  See Note 4 to our Condensed Consolidated Financial Statements for additional information on our fair value measurements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which deferred for one year the effective date of SFAS No. 157 as it applies to certain nonfinancial assets and liabilities.  The deferral provided by FSP No. 157-2 applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  We elected the deferral for nonfinancial assets and liabilities under FSP No. 157-2.  We are currently evaluating the impact of its adoption and cannot yet determine the impact of its adoption in the first quarter of 2010.

Income Tax Benefits of Dividends on Share–Based Payment Awards

The Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) in June 2007.  The EITF consensus indicates that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based award payments.  The consensus was effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007.  We adopted EITF 06-11 on August 2, 2008, the first day of 2009.  The adoption of EITF 06-11 did not have a significant impact on our consolidated financial statements.

Derivative Disclosures

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We do not expect that the adoption of SFAS No. 161 in the third quarter of 2009 will have a significant impact on our consolidated financial statements.

GAAP Hierarchy

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  SFAS No. 162 was effective on November 15, 2008.  We do not expect that the adoption of SFAS No. 162 in the second quarter of 2009 will have a significant impact on our consolidated financial statements.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures.  We base our estimates and judgments on historical experience, current trends, outside advice from parties believed to be experts in such matters and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  However, because future events and their effects cannot be determined with certainty, actual results could differ from those assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2008 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Critical accounting estimates are those that:

•	management believes are both most important to the portrayal of our financial condition and operating results and
•	require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We consider the following accounting estimates to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

•	Impairment of Long-Lived Assets and Provision for Asset Dispositions
•	Insurance Reserves
•	Inventory Shrinkage
•	Tax Provision
•	Share-Based Compensation
•	Unredeemed Gift Cards and Certificates
•	Legal Proceedings

Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Impairment of Long-Lived Assets and Provision for Asset Dispositions

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable.  Recoverability of assets is measured by comparing the carrying value to the undiscounted future cash flows expected to be generated by the asset.  If the total expected future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from impairment is recognized by a charge to income.

In addition to the recoverability test, we consider the likelihood of possible outcomes existing at the balance sheet date, including the assessment of the likelihood of the future sale of the asset.  If the asset will be classified as held and used, then the asset is written down to its estimated fair value.  If the asset will be classified as held for sale, then the asset is written down to its estimated fair value, net of estimated costs of disposal. Judgments and estimates that we make related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance.  As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.  From time to time we have decided to exit from or dispose of certain operating units.  Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes.  Such outcomes could include the sale of a property or leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term.   In these instances management evaluates possible outcomes, frequently using outside real estate and legal advice, and records in the financial statements provisions for the effect of such outcomes.  The accuracy of such provisions can vary materially from original estimates and management regularly monitors the adequacy of the provisions until final disposition occurs.

We have not made any material changes in our methodology for assessing impairments during the first quarter of 2009 and we do not believe that there will be a material change in the estimates or assumptions used by us to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

We recorded no impairment charges in the quarter ended October 31, 2008.  During the quarter ended November 2, 2007, we closed two stores which resulted in impairment charges of $532 and store closing charges of $277 (see “Impairment of long-lived assets” in Note 2 to the Consolidated Financial Statements contained in our 2008 Form 10-K for additional information).

Insurance Reserves

We self-insure a significant portion of our expected health, workers’ compensation and general liability insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed either $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  We do not  purchase such insurance for our primary group health program, but have limited our offered benefits to not more than $1,000 lifetime for any employee (including dependents) in the program, and, in certain cases, to not more than $100 in any given plan year.  We record a liability for our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by our third party administrator.

We record a liability for workers’ compensation and general liability for all unresolved claims and for an actuarially determined estimate of incurred but not reported claims at the anticipated cost to us based upon an actuarially determined reserve as of the end of our third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual actuarial study of our reserve requirements.  Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we record the actuarially determined losses at the low end of that range and discount them to present value using a risk-free interest rate based on the actuarially projected timing of payments.  We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of our reserves.  From time to time, we perform limited scope interim updates of our actuarial studies to verify and/or modify our reserves.

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first quarter of 2009 and do not believe there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions or management judgments in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Inventory Shrinkage

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory accounting method.  It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods.  Consistent with prior year, we will conduct our physical inventory counts throughout the third and fourth quarters of the fiscal year based upon a cyclical inventory schedule.  During the quarter ended October 31, 2008, an estimate of shrink was recorded based on the three-year average of the physical inventories’ results on a store-by-store basis. We have not made any material changes in the methodology used to estimate shrinkage during the first quarter of 2009 and do not believe that there will be a material change in the future estimates or assumptions used to calculate shrinkage.  However, actual shrinkage recorded may produce materially different amounts of shrinkage than we have estimated.

Tax Provision

We must make estimates of certain items that comprise our income tax provision.  These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on employee tip income, Work Opportunity and Welfare to Work credits, as well as estimates related to certain depreciation and capitalization policies.

The Company follows FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained (or not sustained) upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Our estimates are made based on current tax laws, the best available information at the time of the provision and historical experience.  We file our income tax returns many months after our year end.  These returns are subject to audit by the federal and various state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, a successful legal proceeding or settlement could result in material adjustments to our consolidated financial statements and our consolidated financial position (see Note 12 to our Consolidated Financial Statements contained in the 2008 Form 10-K for additional information).

Share-Based Compensation

In accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Our policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, our policy is to issue new shares of common stock to satisfy exercises of share-based compensation awards.

The fair value of each option award granted was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates the following ranges of assumptions:

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

The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  We update the historical and implied components of the expected volatility assumption quarterly.  We update option exercise and termination assumptions quarterly.  The expected life is a by-product of the lattice model and is updated when new grants are made.

SFAS No. 123R also requires that compensation expense be recognized for only the portion of awards that are expected to vest.  Therefore, an estimated forfeiture rate derived from historical employee termination behavior, grouped by job classification, is applied against share-based compensation expense.  The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award were, in substance, multiple awards.  We update the estimated forfeiture rate to actual on each of the vesting dates and adjust compensation expense accordingly so that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.

Generally, the fair value of each nonvested stock grant is equal to the market price of our stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.

All of our nonvested stock grants are time vested except the nonvested stock grants of one executive that are based upon the achievement of strategic goals.  Compensation cost for performance-based awards is recognized when it is probable that the performance criteria will be met.  At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. Determining whether the performance targets will be achieved involves judgment and the estimate of expense may be revised periodically based on the probability of achieving the performance targets.  Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized and, to the extent previously recognized, compensation cost is reversed.

We have not made any material changes in our estimates or assumptions used to determine share-based compensation expense during the first quarter of 2009.  We do not believe that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards and certificates during the first quarter of 2009 and do not believe there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2008 Form 10-K is incorporated by reference in this item of this Quarterly Report on Form 10-Q.  There have been no material changes in our quantitative and qualitative market risks since August 1, 2008.

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that as of October 31, 2008, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 31, 2008 in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2008 Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Although no items were submitted to a vote of security holders during the quarter ended October 31, 2008, the annual meeting of shareholders (the “Annual Meeting”) was held on November 25, 2008.

(b)
Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act; there was no solicitation in opposition to management’s nominees and all of management’s nominees were elected.  Each director is elected to serve for a 1-year term and until his or her successor is elected and qualified.

(c)	The following sets forth the results of voting on each matter at the Annual Meeting:

Proposal 1 – Election of Directors.

		WITHHOLD
	FOR	AUTHORITY

James D. Carreker	18,923,592	990,129
Robert V. Dale	18,642,819	1,270,902
Richard J. Dobkin	18,970,191	943,530
Robert C. Hilton	18,754,013	1,159,707
Charles E. Jones, Jr.	18,643,097	1,270,623
B. F. “Jack” Lowery	18,200,567	1,713,154
Martha M. Mitchell	18,776,701	1,137,019
Andrea M. Weiss	18,894,746	1,018,975
Jimmie D. White	18,771,549	1,142,172
Michael A. Woodhouse	18,735,067	1,178,654

Proposal 2 - To approve the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2009.

Votes cast for	19,135,775
Votes cast against	683,681
Votes cast to abstain	94,263

Proposal 3 - To approve the proposed charter amendment changing the Company’s name to “Cracker Barrel Old Country Store, Inc.”

Votes cast for	19,735,018
Votes cast against	119,787
Votes cast to abstain	58,914

Proposal 4 - To approve the proposed amendment to the Company’s Amended and Restated Stock Option Plan.

Votes cast for	13,064,062
Votes cast against	1,754,054
Votes cast to abstain	356,652

Proposal 5 - To approve the proposed amendments to the Company’s 2002 Omnibus Incentive Compensation Plan increasing, for tax deductibility purposes, the categories of performance criteria and the annual cash award limit.

Votes cast for	16,911,518
Votes cast against	2,607,112
Votes cast to abstain	395,089

Proposal 6 - To approve the proposed amendment to the Company’s 2002 Omnibus Incentive Compensation Plan increasing the number of shares that may be awarded under the plan.

Votes cast for	6,748,132
Votes cast against	8,081,039
Votes cast to abstain	345,596

Item 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 12/09/08	By: /s/N.B. Forrest Shoaf
N.B. Forrest Shoaf, Senior Vice President, General
Counsel and Interim Chief Financial Officer

Date: 12/09/08	By: /s/Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i), 4.1	Articles of Incorporation (as amended to date)

10.1	FY 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 25, 2008 and filed with the Commission on October 1, 2008)

10.2	Executive Employment Agreement dated as of October 30, 2008 with Michael A. Woodhouse
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications