Form 10-Q
period 2009-01-30
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2009-03-10
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 30, 2009

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

22,394,103 Shares of Common Stock
Outstanding as of February 27, 2009

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended January 30, 2009

INDEX
PART I. FINANCIAL INFORMATION			Page

Item 1
●	Condensed Consolidated Financial Statements (Unaudited)

	a)	Condensed Consolidated Balance Sheet as of January 30, 2009 and August 1, 2008	3

	b)	Condensed Consolidated Statement of Income for the Quarters and Six
		Months Ended January 30, 2009 and February 1, 2008	4

	c)	Condensed Consolidated Statement of Cash Flows for the Six Months
		Ended January 30, 2009 and February 1, 2008	5

	d)	Notes to Condensed Consolidated Financial Statements	6

Item 2
●		Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3
●		Quantitative and Qualitative Disclosures About Market Risk	29

Item 4
●		Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1A
●		Risk Factors	29

Item 4
●		Submission of Matters to a Vote of Security Holders	29

Item 6
●		Exhibits	29

SIGNATURES			30

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	January 30,	August 1,
	2009	2008*
ASSETS
Current assets:
Cash and cash equivalents	$11,135	$11,978
Property held for sale	5,543	3,248
Accounts receivable	12,687	13,484
Income taxes receivable	5,034	6,919
Inventories	137,758	155,954
Prepaid expenses and other current assets	12,070	10,981
Deferred income taxes	24,814	18,075
Total current assets	209,041	220,639

Property and equipment	1,599,536	1,571,816
Less: Accumulated depreciation and amortization of capital leases	550,675	526,576
Property and equipment – net	1,048,861	1,045,240

Other assets	41,855	47,824

Total assets	$1,299,757	$1,313,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,143	$93,112
Current maturities of long-term debt and other long-term obligations	8,811	8,714
Deferred revenues	36,233	22,618
Accrued interest expense	10,999	12,485
Other accrued expenses	114,693	127,790
Total current liabilities	226,879	264,719

Long-term debt	771,907	779,061
Capital lease obligations	69	77
Interest rate swap liability	63,326	39,618
Other long-term obligations	82,054	83,147
Deferred income taxes	52,933	54,330

Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized;
22,394,103 shares issued and outstanding at January 30, 2009,
and 22,325,341 shares issued and outstanding at August 1, 2008	224	223
Additional paid-in capital	5,300	731
Accumulated other comprehensive loss	(44,518)	(27,653)
Retained earnings	141,583	119,450
Total shareholders’ equity	102,589	92,751

Total liabilities and shareholders’ equity	$1,299,757	$1,313,703

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of August 1, 2008, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2008.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 30,	February 1,	January 30,	February 1,
	2009	2008	2009	2008

Total revenue	$630,182	$634,453	$1,204,114	$1,215,618

Cost of goods sold	222,493	223,735	403,850	403,963
Gross profit	407,689	410,718	800,264	811,655

Labor and other related expenses	234,118	229,133	456,551	454,801
Impairment and store closing charges	--	68	--	877
Other store operating expenses	105,740	106,473	211,706	211,693
Store operating income	67,831	75,044	132,007	144,284

General and administrative expenses	28,558	29,623	60,176	62,841
Operating income	39,273	45,421	71,831	81,443

Interest expense	13,281	14,454	27,314	29,363
Interest income	--	128	--	185
Income before income taxes	25,992	31,095	44,517	52,265

Provision for income taxes	7,630	10,861	13,323	18,048
Income from continuing operations	18,362	20,234	31,194	34,217
Loss from discontinued operations, net of tax	--	(17)	--	(111)

Net income	$18,362	$20,217	$31,194	$34,106

Basic net income per share:
Income from continuing operations	$0.82	$0.87	$1.39	$1.46
Loss from discontinued operations, net of tax	$--	$--	$--	$--
Net income per share	$0.82	$0.87	$1.39	$1.46

Diluted net income per share:
Income from continuing operations	$0.81	$0.85	$1.38	$1.42
Loss from discontinued operations, net of tax	$--	$--	$--	$--
Net income per share	$0.81	$0.85	$1.38	$1.42

Weighted average shares:
Basic	22,389,598	23,133,206	22,369,783	23,419,403
Diluted	22,597,183	23,758,343	22,631,754	24,101,665

Dividends declared per share	$0.20	$0.18	$0.40	$0.36

See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 30,	February 1,
	2009	2008

Cash flows from operating activities:
Net income	$31,194	$34,106
Loss from discontinued operations, net of tax	--	111
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Depreciation and amortization	28,938	27,983
Loss (gain) on disposition of property and equipment	1,790	(446)
Impairment	--	532
Share-based compensation	3,744	4,980
Excess tax benefit from share-based compensation	--	(49)
Changes in assets and liabilities:
Accounts receivable	797	731
Income taxes receivable	1,834	(11,967)
Inventories	18,196	17,222
Prepaid expenses and other current assets	(1,089)	117
Accounts payable	(36,969)	(27,101)
Deferred revenues	13,615	14,323
Accrued interest expense	(1,486)	13,824
Other accrued expenses	(13,543)	(15,636)
Other long-term assets and liabilities	2,813	4,860
Net cash provided by operating activities of continuing operations	49,834	63,590

Cash flows from investing activities:
Purchase of property and equipment	(37,444)	(45,123)
Proceeds from sale of property and equipment	1,496	4,786
Proceeds from insurance recoveries of property and equipment	74	114
Net cash used in investing activities of continuing operations	(35,874)	(40,223)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	518,200	415,300
Principal payments under long-term debt and other long-term obligations	(525,265)	(383,286)
Proceeds from exercise of share-based compensation awards	877	1,965
Excess tax benefit from share-based compensation	--	49
Purchases and retirement of common stock	--	(52,380)
Dividends on common stock	(8,615)	(7,660)
Net cash used in financing activities of continuing operations	(14,803)	(26,012)

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	--	(170)
Net cash used in discontinued operations	--	(170)

Net decrease in cash and cash equivalents	(843)	(2,815)

Cash and cash equivalents, beginning of period	11,978	14,248
Cash and cash equivalents, end of period	$11,135	$11,433

Supplemental disclosures of cash flow information:
Cash paid during the six months for:
Interest, excluding interest rate swap payments, net of amounts capitalized	$18,832	$14,111
Interest rate swap	$8,743	$357
Income taxes	$10,856	$25,812

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swap	$(23,708)	$(46,901)
Change in deferred tax asset for interest rate swap	$6,843	$15,724

See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

The condensed consolidated balance sheets at January 30, 2009 and August 1, 2008 and the related condensed consolidated statements of income and cash flows for the quarters and/or six-month periods ended January 30, 2009 and February 1, 2008, have been prepared by Cracker Barrel Old Country Store, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

2.	Summary of Significant Accounting Policies

The significant accounting policies of the Company are included in the 2008 Form 10-K.  During the six-month period ended January 30, 2009, there were no significant changes to those accounting policies.

3.	Recent Accounting Pronouncements

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  Effective August 2, 2008, the first day of 2009, the Company adopted SFAS No. 157 on a prospective basis.  The adoption of SFAS No. 157 resulted in a $5,809 decrease in the Company’s interest rate swap liability related to non-performance risk, with the offset reflected in accumulated other comprehensive loss, net of the deferred tax asset, on the Company’s condensed consolidated balance sheet (see Note 8).  See Note 4 for additional information on the Company’s fair value measurements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 as it applies to certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  The deferral applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The Company elected the deferral for nonfinancial assets and liabilities under FSP No. 157-2.  The Company is currently evaluating but has not yet determined the impact of FSP No. 157-2 for these assets and liabilities upon adoption in the first quarter of 2010.

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

GAAP Hierarchy

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 was effective on November 15, 2008.  The adoption of SFAS No. 162 did not have a significant impact on the Company’s consolidated financial statements.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at January 30, 2009 were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Fair Value as
	Identical Assets	Inputs	Inputs	of January 30,
	(Level 1)	(Level 2)	(Level 3)	2009

Cash equivalents*	$98	$--	$--	$98
Deferred compensation plan assets**	21,607	--	--	21,607
Total assets at fair value	$21,705	$--	$--	$21,705

Interest rate swap liability	$--	$63,326	$--	$63,326
Total liabilities at fair value	$--	$63,326	$--	$63,326

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the condensed consolidated balance sheet as other assets.

5.	Property Held for Sale

Property held for sale consists of real estate properties that the Company expects to sell within one year.  The assets are reported at the lower of carrying amount or fair value less estimated selling costs.  At January 30, 2009, property held for sale was $5,543 and consisted of office space with a carrying amount of $3,232, which now is unnecessary as the Company has completed its transition to a one concept company, and closed stores.  At August 1, 2008, property held for sale was $3,248 and consisted of closed stores.

6.	Inventories

Inventories were comprised of the following at:

	January 30,	August 1,
	2009	2008

Retail	$103,669	$124,572
Restaurant	18,849	17,439
Supplies	15,240	13,943
Total	$137,758	$155,954

7.  Debt

Long-term debt consisted of the following at:

	January 30, 2009	August 1, 2008
Term Loan B
payable $1,792 per quarter with the remainder due on April 27, 2013	$629,872	$633,456

Delayed-Draw Term Loan Facility payable $383 per quarter with the remainder due on April 27, 2013	150,338	151,103
Revolving Credit Facility payable on or before April 27, 2011	--	3,200

Note payable	491	--
	780,701	787,759
Current maturities	(8,794)	(8,698)
Long-term debt	$771,907	$779,061

The Company has a credit facility (the “Credit Facility”) that consists of term loans (aggregate outstanding at January 30, 2009 was $780,210) with a scheduled maturity date of April 27, 2013 and a $250,000 revolving credit facility expiring April 27, 2011 (the “Revolving Credit Facility”).  At January 30, 2009, $625,000 of the Company’s term loans was swapped at 7.07% and the weighted average interest rate on the remaining $155,210 was 2.00%.  At January 30, 2009, the Company had outstanding $32,362 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 17).  At January 30, 2009, the Company had $217,638 available under the Revolving Credit Facility.

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio as specified in the agreement and maintenance of minimum interest coverage ratios.  At January 30, 2009, the Company was in compliance with all debt covenants.

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

The note payable consists of a five-year note with a vendor in the original principal amount of $507 and represents the financing of prepaid maintenance for telecommunications equipment.  The note payable is payable in monthly installments of principal and interest of $9 through October 16, 2013 and bears interest at 2.88%.

8.	Derivative Instruments and Hedging Activities

The Company accounts for its interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The estimated fair value of this interest rate swap liability was $63,326 (see Note 4) and $39,618 at January 30, 2009 and August 1, 2008, respectively.  In accordance with the provisions of SFAS No. 157, the estimated fair value of the Company’s interest rate swap liability at January 30, 2009 incorporates the Company’s own non-performance risk.  The adjustment related to non-performance risk at January 30, 2009 represents an additional reduction of $8,232 in the fair value of the interest rate swap liability from the amount recognized upon adoption of SFAS No. 157 in the first quarter of 2009 (see Note 3).  The offset to the interest rate swap liability is in accumulated other comprehensive loss, net of the deferred tax asset.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.  Cash paid for interest on the interest rate swap was $8,743, $357 and $5,578, respectively, for the first six months of 2009, the first six months of 2008 and for the full year 2008.

9.	Shareholders’ Equity

During the six-month period ended January 30, 2009, the Company received proceeds of $877 from the exercise of share-based compensation awards and the corresponding issuance of 68,762 shares of its common stock.  During the six-month period ended January 30, 2009, the Company did not make any share repurchases.

During the six-month period ended January 30, 2009, the Company paid dividends of $0.38 per common share.  During the second quarter of 2009, the Company also declared an additional dividend of $0.20 per common share that was paid on February 5, 2009 and is recorded in other accrued expenses in the accompanying condensed consolidated balance sheet.  Subsequent to the end of the second quarter of 2009, the Company declared a dividend of $0.20 per common share payable on May 5, 2009 to shareholders of record on April 17, 2009.

During the six-month period ended January 30, 2009, the unrealized loss, net of tax, on the Company’s interest rate swap increased by $16,865 to $44,518 and is recorded in accumulated other comprehensive loss (see Notes 3, 4, 8 and 10).

During the six-month period ended January 30, 2009, total share-based compensation was $3,744 and the tax deficiency from share-based compensation was $51.  During the six-month period ended February 1, 2008, total share-based compensation was $4,980 and the excess tax benefit from share-based compensation was $49.

10.  Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following at:

	Quarter Ended		Six Months Ended
	January 30,	February 1,	January 30,	February 1,
	2009	2008	2009	2008

Net income	$18,362	$20,217	$31,194	$34,106
Other comprehensive income (loss):
Change in fair value of interest rate Swap, net of tax	(15,304)	(20,685)	(16,865)	(31,177)
Total comprehensive income (loss)	$3,058	$(468)	$14,329	$2,929

For the quarters ended January 30, 2009 and February 1, 2008, the change in fair value of the Company’s interest rate swap is net of a tax benefit of $6,584 and $10,735, respectively.  For the six-month periods ended

 January 30, 2009 and February 1, 2008, the change in fair value of the Company’s interest rate swap is net of a tax benefit of $6,843 and $15,724, respectively.

11.  Seasonality

Historically, the net income of the Company has been lower in the first three quarters and highest in the fourth quarter, which includes much of the summer vacation and travel season.  Management attributes these variations to the decrease in interstate tourist traffic and propensity to dine out less during the regular school year and winter months and the increase in interstate tourist traffic and propensity to dine out more during the summer months.  The Company's retail sales historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

12.  Segment Reporting

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

	Quarter Ended		Six Months Ended
	January 30,	February 1,	January 30,	February 1,
	2009	2008	2009	2008

Revenue:
Restaurant	$468,919	$465,105	$924,886	$927,858
Retail	161,263	169,348	279,228	287,760
Total revenue	$630,182	$634,453	$1,204,114	$1,215,618

13.  Impairment of Long-lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates for impairment long-lived assets and certain identifiable intangibles to be held and used in its business whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Whether impairment exists is determined by comparing undiscounted future operating cash flows that are expected to result from an asset to the carrying values of an asset on a store-by-store basis.  In addition, the recoverability test considers the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset.  If impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of the asset and the expected proceeds upon sale of the asset less its carrying value.  Assets held for sale, if any, are reported at the lower of carrying amount or fair value less costs to sell (see Note 5).

During the six months ended January 30, 2009, the Company recorded no impairment charges.  During the six months ended February 1, 2008, the Company closed two stores, which resulted in impairment charges of $532 and store closing charges of $345 (see “Impairment of long-lived assets” in Note 2 to the Consolidated Financial Statements contained in the 2008 Form 10-K for additional information).  These impairments were recorded based upon the lower of unit carrying amount or fair value less estimated selling costs.

14.  Shared-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at fair value for all share-based payments.  Share-based compensation is recorded in general and administrative expenses.  For the quarter and six-month period ended January 30, 2009, share-based compensation expense totaled $925 and $1,952, respectively, for stock options and $1,091 and $1,792, respectively, for nonvested stock.  For the quarter and six-month period ended February 1, 2008, share-based compensation expense was $1,261 and $2,426, respectively, for stock options and $1,405 and $2,554, respectively, for nonvested stock.

During the second quarter of 2009, the first six months of 2009 and the second quarter of 2008, there were no forfeitures of equity awards and, therefore, no reversals.  During the first six months of 2008, the Company reversed approximately $295 of share-based compensation expense for nonvested stock grants that were forfeited.

15.  Discontinued Operations

The Company sold Logan’s Roadhouse, Inc. (“Logan’s”) in 2007 (see Note 3 to the Company’s Consolidated Financial Statements included in the 2008 Form 10-K for additional information).

In the six-month period ended February 1, 2008, the Company reported in discontinued operations certain expenses related to the divestiture of Logan’s, which consisted of the following:

	Quarter Ended	Six Months Ended
	February 1,	February 1,
	2008	2008

Loss before tax benefit from discontinued operations	$(25)	$(170)
Tax benefit	8	59
Loss from discontinued operations, net of tax	$(17)	$(111)

No expenses related to the divestiture of Logan’s were incurred during the six-month period ended January 30, 2009.

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

The following table reconciles the components of the diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 30,	February 1,	January 30,	February 1,
	2009	2008	2009	2008

Income from continuing operations per share numerator	$18,362	$20,234	$31,194	$34,217

Loss from discontinued operations, net of tax, per share numerator	$--	$(17)	$--	$(111)

Income from continuing operations, loss from discontinued operations, net of tax, and net income per share denominator:
Weighted average shares	22,389,598	23,133,206	22,369,783	23,419,403
Add potential dilution:
Stock options and nonvested stock and stock awards	207,585	625,137	261,971	682,262
Diluted weighted average shares	22,597,183	23,758,343	22,631,754	24,101,665

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

The Company is contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  At January 30, 2009, the Company had $32,362 of standby letters of credit related to securing reserved claims under workers' compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its Revolving Credit Facility (see Note 7 for further information on the Company’s Revolving Credit Facility).

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At January 30, 2009, the lease has a remaining life of approximately 4.7 years with annual lease payments of approximately $361 for a total guarantee of $1,683.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform, and, therefore, no provision has been made in the accompanying condensed consolidated balance sheet for amounts to be paid in case of non-performance by the assignee.

Upon the sale of Logan’s, the Company reaffirmed its guarantee of the lease payments for two Logan’s restaurants.  At January 30, 2009, the operating leases have remaining lives of 2.9 and 11.2 years with annual payments of approximately $94 and $98, respectively, for a total guarantee of $1,513.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated financial statements for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s and Logan’s sale-leaseback transaction (see Note 3 to the Company’s Consolidated

Financial Statements included in the 2008 Form 10-K), the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  With the exception of certain tax indemnifications, the Company believes that the probability of being required to make any indemnification payments to Logan’s is remote.  Therefore, at January 30, 2009, the Company has recorded a liability of $387 in the condensed consolidated balance sheet for these potential tax indemnifications, but no provision has been recorded for potential non-tax indemnifications.

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

The following MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2008 (the “2008 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,”   “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.

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

Readers are cautioned not to place undue reliance on forward-looking statements made in this report, since the statements speak only as of the report’s date.  Except as may be required by law, we have no obligation, and do not intend, to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any future public disclosures that we may make on related subjects in reports that we file with or furnish to the SEC or in our other public disclosures.

General Overview

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

All explanations of changes in results of operations are discussed in descending order of their magnitude.

Results of Operations

Overview of Quarterly Results

Total revenue decreased 0.7% in the second quarter of 2009 as compared to the second quarter of 2008. Operating income margin was 6.2% of total revenue in the second quarter of 2009 compared to 7.2% in the second quarter of 2008.  Income from continuing operations for the second quarter of 2009 decreased 9.3% as compared to the second quarter of 2008.  The decrease in income from continuing operations reflected the following:

•	lower restaurant traffic and lower retail sales,
•	higher retail cost of goods sold,
•	higher group health costs,
•	higher utilities expense,
•	higher store management wages,
•	non-recurrence of the prior-year gain on the sale of the remaining Logan’s property we had retained,
•	higher workers’ compensation expense and
•	higher property taxes.

These decreases were partially offset by the following:

•	lower income taxes,
•	lower general insurance expense,
•	lower interest expense,
•	lower store miscellaneous expense,
•	lower food costs,
•	lower store bonus accruals,
•	lower professional fees and
•	higher menu pricing.

Diluted income from continuing operations per share of $0.81 decreased 4.7% from prior year due to the decrease in income from continuing operations partly offset by lower average diluted shares outstanding.

Overview of Year-to-Date Results

Total revenue decreased 0.9% during the six-month period ended January 30, 2009 as compared to the six-month period ended February 1, 2008.  Operating income margin was 6.0% of total revenue for the six-month period ended January 30, 2009 as compared to 6.7% in the six-month period ended February 1, 2008.  Income from continuing operations for the six-month period ended January 30, 2009 decreased 8.8% as compared to the six-month period ended February 1, 2008.  The decrease in income from continuing operations reflected the following:

•	lower restaurant traffic and lower retail sales,
•	higher utilities expense,
•	higher store management wages,
•	non-recurrence of the prior-year gain on the sale of the remaining Logan’s property we had retained,
•	higher retail costs of goods sold,
•	higher food costs and
•	higher property taxes.

These decreases were partially offset by the following:

•	lower income taxes,
•	lower general insurance expense,
•	non-recurrence of manager meeting expense,
•	lower interest expense,
•	lower professional fees and
•	higher menu pricing.

Diluted income from continuing operations per share of $1.38 decreased 2.8% from prior year due to the decrease in income from continuing operations partly offset by lower average diluted shares outstanding.

The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended January 30, 2009 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 30,	February 1,	January 30,	February 1,
	2009	2008	2009	2008
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	35.3	35.3	33.5	33.2
Gross profit	64.7	64.7	66.5	66.8

Labor and other related expenses	37.1	36.1	37.9	37.4
Impairment and store closing charges	--	--	--	0.1
Other store operating expenses	16.8	16.8	17.6	17.4
Store operating income	10.8	11.8	11.0	11.9

General and administrative expenses	4.6	4.6	5.0	5.2
Operating income	6.2	7.2	6.0	6.7

Interest expense	2.1	2.3	2.3	2.4
Interest income	--	--	--	--
Income before income taxes	4.1	4.9	3.7	4.3

Provision for income taxes	1.2	1.7	1.1	1.5

Income from continuing operations	2.9	3.2	2.6	2.8
Loss from discontinued operations, net of tax	--	--	--	--

Net income	2.9%	3.2%	2.6%	2.8%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and six-month period ended January 30, 2009 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 30,	February 1,	January 30,	February 1,
	2009	2008	2009	2008

Revenue:
Restaurant	74.4%	73.3%	76.8%	76.3%
Retail	25.6	26.7	23.2	23.7
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table sets forth the number of units in operation at the beginning and end of the quarters and six-month periods ended January 30, 2009 and February 1, 2008, respectively:

	Quarter Ended		Six Months Ended
	January 30,	February 1,	January 30,	February 1,
	2009	2008	2009	2008

Open at beginning of period	581	566	577	562
Opened during period	4	4	8	10
Closed during period	--	--	--	(2)
Open at end of period	585	570	585	570

During the six months ended February 1, 2008, we also replaced an existing unit with a new unit in a nearby community.  Replacements are not counted as either units opened or closed.

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter and six-month period ended January 30, 2009 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 30,	February 1,	January 30,	February 1,
	2009	2008	2009	2008

Revenue:
Restaurant	$802.7	$817.2	$1,591.6	$1,638.8
Retail	276.1	297.5	480.5	508.2
Total revenue	$1,078.8	$1,114.7	$2,072.1	$2,147.0

Total Revenue

Total revenue for the second quarter of 2009 decreased 0.7% compared to the prior year second quarter.  For the second quarter, comparable store restaurant sales decreased 1.5% and comparable store retail sales decreased 7.0% resulting in a combined comparable store sales (total revenue) decrease of 2.9%.  The comparable store restaurant sales decrease consisted of a 3.1% average check increase for the quarter (including a 3.6% average menu price increase) and a 4.6% guest traffic decrease.  The comparable store retail sales decrease was due to a decline in guest traffic and lower guest spending on retail products during the important holiday season.  We continue to experience the effects of pressures on consumer discretionary income in our guest traffic and sales.  Sales from newly opened stores partially offset the decrease in comparable store restaurant and retail sales.

Total revenue for the six-month period ended January 30, 2009 decreased 0.9% compared to the six-month period ended February 1, 2008.  For the six-month period ended January 30, 2009, comparable store restaurant sales decreased 2.3% and comparable store retail sales decreased 5.0% resulting in a combined comparable store sales (total revenue) decrease of 3.0%.  The comparable store restaurant sales decrease consisted of a 3.2% average check increase for the six months (including a 3.4% average menu price increase) and a 5.5% guest traffic decrease.  We continue to experience the effects of pressures on consumer discretionary income in our guest traffic and sales.  Sales from newly opened stores partially offset the decrease in comparable store restaurant and retail sales.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue for the second quarter of 2009 remained flat compared to the second quarter of the prior year at 35.3%.  Costs of goods sold as a percentage of total revenue benefited from a shift in the mix of sales versus prior year to restaurant sales from retail sales, the latter of which typically have a higher cost of sales.  The increase in retail cost of goods sold as a percentage of retail sales resulted from higher markdowns of retail merchandise and lower initial mark-ons of retail merchandise versus the prior year.  Lower food costs resulted from higher menu pricing partially offset by commodity inflation.  The increase in commodity inflation from a year ago was primarily due to increases in oils and produce.

Cost of goods sold as a percentage of total revenue increased to 33.5% for the six-month period ended January 30, 2009 compared to 33.2% in the six-month period ended February 1, 2008.  This increase was due to commodity inflation, higher markdowns of retail merchandise and lower initial mark-ons of retail merchandise versus the prior year partially offset by higher menu pricing and a shift in the mix of sales versus prior year to restaurant sales from retail sales, the latter of which typically have a higher cost of sales.  The increase in commodity inflation from a year ago was primarily due to increases in oils, produce, grain products and poultry.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue increased to 37.1% in the second quarter of 2009 from 36.1% in the prior year.  This increase was due to higher group health costs, higher management costs, higher workers’ compensation expense and the effect of lower guest traffic partially offset by lower store bonus accruals and menu pricing.  The increase in group health costs was due to higher medical claims.  The increase in management costs was due to wage inflation and higher staffing levels.  Although our limited scope actuarial reviews completed during the second quarters of 2009 and 2008 resulted in reductions in workers’ compensation expense, we recorded a smaller reduction in the second quarter of 2009 as compared to the prior year. The decrease in store bonus accruals reflected lower performance against financial objectives in the second quarter of 2009 versus the same period a year ago.

Labor and other related expenses as a percentage of total revenue increased to 37.9% in the six-month period ended January 30, 2009 as compared to 37.4% in the six-month period ended February 1, 2008.  Higher management costs and the effect of lower guest traffic were partially offset by menu pricing.  Management costs increased due to wage inflation and higher staffing levels.

Impairment and Store Closing Charges

We did not record any impairment or store closing charges in the first six months of 2009. During the first six months of 2008, we closed two stores, which resulted in impairment charges of $532 and store closing charges of $345 (see “Impairment of long-lived assets” in Note 2 to the Consolidated Financial Statements contained in the 2008 Form 10-K for additional information).

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees and non-labor-related pre-opening expenses.  Other store operating expenses as a percentage of total revenue remained flat compared to the second quarter of the prior year at 16.8%.  Higher utilities expense, higher property taxes and the effect of lower guest traffic were partially offset by lower general insurance expense as a result of revised actuarial estimates, lower store miscellaneous expense and higher menu pricing.  Lower store miscellaneous expense resulted from lower hourly employee turnover and cost control initiatives.

Other store operating expenses as a percentage of total revenue increased to 17.6% in the six-month period ended January 30, 2009 as compared to 17.4% in the six-month period ended February 1, 2008.  The increase was due to higher utilities expense and lower guest traffic partially offset by lower general insurance expense and higher menu pricing.  Lower general insurance expense resulted from revised actuarial estimates.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue remained flat compared to the second quarter of the prior year at 4.6%.  The non-recurrence of the prior-year gain on the sale of the remaining Logan’s property we had retained was partially offset by lower professional fees.

General and administrative expenses as a percentage of total revenue decreased to 5.0% in the six-month period ended January 30, 2009 as compared to 5.2% in the six-month period ended February 1, 2008.  The decrease was due to the non-recurrence of expenses associated with a manager meeting which was held in the prior year and lower professional fees partially offset by the non-recurrence of the prior-year gain on the sale of the remaining Logan’s property we had retained.  The next manager meeting is scheduled to be held in 2010.

Interest Expense

Interest expense as a percentage of total revenue decreased to 2.1% in the second quarter of 2009 as compared to 2.3% in the second quarter of last year.  The decrease was due to lower average interest rates partially offset by higher average debt outstanding.

Interest expense as a percentage of total revenue decreased to 2.3% in the six-month period ended January 30, 2009 as compared to 2.4% in the six-month period ended February 1, 2008.  The decrease was due to lower average interest rates partially offset by higher average debt outstanding.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 29.4% in the second quarter of 2009 and 29.9% in the first six months of 2009.  The provision for income taxes as a percent of pre-tax income was 34.9% in the second quarter of 2008, 34.5% in the first six months of 2008 and 30.2% for the full year of 2008.  The decrease in the effective tax rate in the first six months of 2008 to the first six months of 2009 reflected higher employer tax credits on both an absolute dollar basis as well as a percent of pre-tax income due to the decrease in income from continuing operations.  The decrease in the effective tax rate from the full year of 2008 to the first six months of 2009 reflected higher employer tax credits as a percent of pre-tax income partially offset by the non-recurrence of reserve adjustments resulting from the expiration of certain statutes of limitations, which generally do not occur in the first two quarters of any year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $250,000 revolving credit facility (the “Revolving Credit Facility”), which will expire on April 27, 2011.  Our internally generated cash, along with cash on hand at August 1, 2008, proceeds from exercises of share-based compensation awards and our borrowings under our Revolving Credit Facility were sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first six months of 2009.

We believe that cash at January 30, 2009, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and the expected proceeds from the planned sale-leaseback transactions described below will be sufficient to finance our continued operations, our continued expansion plans, our principal payments on our debt and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.

Cash Generated From Operations

Our operating activities from continuing operations provided net cash of $49,834 for the six-month period ended January 30, 2009, which represented a decrease from the $63,590 provided during the same period a year ago.  This decrease reflected the timing of payments for interest, accounts payable and income taxes and lower income from continuing operations.

Borrowing Capacity and Debt Covenants

At January 30, 2009, although we did not have any outstanding borrowings under the Revolving Credit Facility, we had $32,362 of standby letters of credit related to securing reserved claims under workers' compensation insurance which reduce our availability under the Revolving Credit Facility.  At January 30, 2009, we had $217,638 in borrowing capacity under our Revolving Credit Facility.

The Revolving Credit Facility is part of our $1,250,000 credit facility (the “Credit Facility”), which also includes a Term Loan B facility and Delayed-Draw Term Loan facility, each of which has a scheduled maturity date of April 27, 2013.  At January 30, 2009, our Term Loan B balance was $629,872 and our Delayed-Draw Term balance was $150,338.  See Note 7 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which include a requirement that we maintain a maximum consolidated total leverage ratio (ratio of total indebtedness to EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization) as follows:

From May 3, 2008 through May 1, 2009	4.00
From May 2, 2009 thereafter	3.75

The Credit Facility’s financial covenants also require that we maintain a minimum consolidated interest coverage ratio (ratio of earnings before interest, taxes, depreciation and amortization to cash interest payable, as defined) as follows:

From May 3, 2008 through May 1, 2009	3.50
From May 2, 2009 through April 30, 2010	3.75
From April 31, 2010 thereafter	4.00

At January 30, 2009, our consolidated total leverage ratio and consolidated interest coverage ratio were 3.72 and 5.34, respectively.

We intend to engage in sale-leaseback transactions involving approximately 15 of our stores and our retail distribution center, which we expect to conclude before the end of 2009.  Net proceeds from the transactions, which are presently expected to be between $55,000 and $60,000, together with excess cash flow from operations, will be used to reduce outstanding debt.

We presently expect to remain in compliance with the Credit Facility’s financial covenants for the remaining term of the facility.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

On July 31, 2008, our Board of Directors approved share repurchases of up to $65,000 of our common stock.  The principal criteria for share repurchases are that they be accretive to expected net income per share, are within the limits imposed by our Credit Facility and that they be made only from free cash flow (operating cash flow less capital expenditures and dividends) rather than borrowings.  During the six-month period ended January 30, 2009, we did not make any share repurchases owing to a temporary suspension of our share repurchase plans.

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

During the six-month period ended January 30, 2009, we paid dividends of $0.38 per common share.  During the second quarter of 2009, we also declared an additional dividend of $0.20 per common share that was paid on February 5, 2009.  Subsequent to the end of the second quarter, we declared a dividend of $0.20 per common share payable on May 5, 2009 to shareholders of record on April 17, 2009.

During the six-month period ended January 30, 2009, we received proceeds of $877 from the exercise of share-based compensation awards and the corresponding issuance of 68,762 shares of our common stock.

Working Capital

We had negative working capital of $17,838 at January 30, 2009 versus negative working capital of $44,080 at August 1, 2008.  The change in working capital compared with August 1, 2008 reflected lower retail inventory and timing of payments for accounts payable.  In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Like many other restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

Capital Expenditures

Capital expenditures (purchase of property and equipment) were $37,444 for the six-month period ended January 30, 2009 as compared to $45,123 during the same period a year ago.  Construction of new locations accounted for most of the expenditures.  The decrease in capital expenditures from the first six months of 2008 to the first six months of 2009 is primarily due to a reduction in the number of new locations acquired and under construction as compared to the prior year.  We estimate that our capital expenditures for 2009 will be approximately $65,000 reflecting a reduction in capital expenditures for 2010 stores from the guidance we provided in our Quarterly Report on Form 10-Q for the Quarterly Period ended October 31, 2008 (filed with the SEC on December 9, 2008). This estimate includes costs related to the acquisition of sites and construction of 11 new stores that have opened during 2009 (three subsequent to the end of the second quarter), as well as for acquisition and construction costs for 7 new stores to be opened in 2010 and capital expenditures for maintenance programs.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.  Capitalized interest was $94 and $294, respectively, for the quarter and six-month period ended January 30, 2009, as compared to $184 and $412, respectively, for the quarter and six-month period ended February 1, 2008.

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

Recent Accounting Pronouncements

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  Effective August 2, 2008, the first day of 2009, we adopted SFAS No. 157 on a prospective basis.  The adoption of SFAS No. 157 resulted in a $5,809 decrease in our interest rate swap liability related to non-performance risk, with the offset reflected in accumulated other comprehensive loss, net of the deferred tax asset, on our condensed consolidated balance sheet.  See Note 4 to our Condensed Consolidated Financial Statements for additional information on our fair value measurements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 as it applies to certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  The deferral applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  We elected the deferral for nonfinancial assets and liabilities under FSP No. 157-2.  We are currently evaluating but have not  yet determined the impact of FSP No. 157-2 for these assets and liabilities upon adoption in the first quarter of 2010.

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

GAAP Hierarchy

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  SFAS No. 162 was effective on November 15, 2008.  The adoption of SFAS No. 162 did not have a significant impact on the Company’s consolidated financial statements.

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2009 and we do not believe that there will be a material change in the estimates or assumptions used by us to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets as well as assets held for sale, we may be exposed to losses that could be material.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation, general liability and health insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed either $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  Prior to calendar 2009 we did not purchase such insurance for our group health program, but did limit our benefits for any individual (employee or dependents) in the program to not more than $1,000 lifetime, and, in certain cases, to not more than $100 in any given plan year.  Beginning January 1, 2009, we split our group health program into two programs.  The first program is self-insured and limits our offered benefits for any individual (employee or dependents) in the program to not more than $100 in any given plan year, and, in certain cases, to not more than $15 in any given plan year.  The second program is fully insured and as such has no liability for unpaid claims.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by our third party administrator.

We record a liability for workers’ compensation and general liability for all unresolved claims and for an actuarially determined estimate of incurred but not reported claims at the anticipated cost to us based upon an actuarially determined reserve as of the end of our third quarter and adjusting it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual actuarial study of our reserve requirements.  Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we record the actuarially determined losses at the low end of that range and discount them to present value using a risk-free interest rate based on the actuarially projected timing of payments.  We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of our reserves.  From time to time, we perform limited scope interim updates of our actuarial studies to verify and/or modify our reserves.  During the second quarters of 2009 and 2008, we performed such updates.

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first six months of 2009 and do not believe there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions or management judgments in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Inventory Shrinkage

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory accounting method.  It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods.  Consistent with the prior year, we will conduct our physical inventory counts throughout the third and fourth quarters of the fiscal year based upon a cyclical inventory schedule.  During the quarter ended January 30, 2009, an estimate of shrink was recorded based on the three-year average of the physical inventories’ results on a store-by-store basis.  We have not made any material changes in the methodology used to estimate shrinkage during the first six months of 2009 and do not believe that there will be a material change in the future estimates or assumptions used to calculate shrinkage.  However, actual shrinkage recorded may produce materially different amounts of shrinkage than we have estimated.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation expense during the first six months of 2009.  We do not believe that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards and certificates during the first six months of 2009 and do not believe there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2008 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference.  There have been no material changes in our quantitative and qualitative market risks since August 1, 2008.

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that as of January 30, 2009, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 30, 2009 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2008 Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended October 31, 2008 (filed with the SEC on December 9, 2008) is incorporated herein by this reference.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 3/10/09	By:	/s/ N.B. Forrest Shoaf
N.B. Forrest Shoaf, Senior Vice President, Secretary,
Chief Legal Officer and Interim Chief Financial Officer

Date: 3/10/09	By:	/s/ Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.                            Description

3(I), 4
Articles of Incorporation (as amended to date) (incorporated by reference to Exhibit 3(I), 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 and filed with the SEC on December 9, 2008)

10.1	The Company's Amended and Restated Stock Option Plan (as amended to date)

10.2	The Company’s 2002 Omnibus Incentive Compensation Plan (as amended to date)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications