Form 10-Q
period 2009-05-01
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2009-06-09
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 1, 2009

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

Yes   ☒              No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes     ☐             No   ☐

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

22,612,937 Shares of Common Stock
Outstanding as of May 29, 2009

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended May 1, 2009

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1
• Condensed Consolidated Financial Statements (Unaudited)

a) Condensed Consolidated Balance Sheet as of May 1, 2009 and August 1, 2008	3

b) Condensed Consolidated Statement of Income for the Quarters and Nine Months Ended May 1, 2009 and May 2, 2008	4

c) Condensed Consolidated Statement of Cash Flows for the Nine Months Ended May 1, 2009 and May 2, 2008	5

d) Notes to Condensed Consolidated Financial Statements	6

Item 2
• Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3
• Quantitative and Qualitative Disclosures About Market Risk	28

Item 4
• Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A
• Risk Factors	28

Item 2
• Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6
• Exhibits	28

SIGNATURES	29

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)
	May 1,	August 1,
	2009	2008*
ASSETS
Current assets:
Cash and cash equivalents	$35,932	$11,978
Property held for sale	5,543	3,248
Accounts receivable	13,600	13,484
Income taxes receivable	229	6,919
Inventories	133,346	155,954
Prepaid expenses and other current assets	11,338	10,981
Deferred income taxes	25,142	18,075
Total current assets	225,130	220,639

Property and equipment	1,609,021	1,571,816
Less: Accumulated depreciation and amortization of capital leases	563,073	526,576
Property and equipment – net	1,045,948	1,045,240

Other assets	40,596	47,824

Total assets	$1,311,674	$1,313,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,999	$93,112
Current maturities of long-term debt and other long-term obligations	8,812	8,714
Accrued interest expense	10,841	12,485
Other current liabilities	144,869	150,408
Total current liabilities	226,521	264,719

Long-term debt	769,709	779,061
Capital lease obligations	64	77
Interest rate swap liability	65,123	39,618
Other long-term obligations	82,919	83,147
Deferred income taxes	52,386	54,330

Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized;
22,605,346 shares issued and outstanding at May 1, 2009,
and 22,325,341 shares issued and outstanding at August 1, 2008	226	223
Additional paid-in capital	11,694	731
Accumulated other comprehensive loss	(45,977)	(27,653)
Retained earnings	149,009	119,450
Total shareholders’ equity	114,952	92,751

Total liabilities and shareholders’ equity	$1,311,674	$1,313,703

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of August 1, 2008, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2008.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008

Total revenue	$567,568	$567,138	$1,771,682	$1,782,756

Cost of goods sold	176,327	180,588	580,177	584,551
Gross profit	391,241	386,550	1,191,505	1,198,205

Labor and other related expenses	230,014	226,851	686,565	681,652
Impairment and store closing charges	--	--	--	877
Other store operating expenses	104,235	103,157	315,941	314,850
Store operating income	56,992	56,542	188,999	200,826

General and administrative expenses	27,979	28,800	88,155	91,641
Operating income	29,013	27,742	100,844	109,185

Interest expense	12,737	14,215	40,051	43,578
Interest income	--	--	--	185
Income before income taxes	16,276	13,527	60,793	65,792

Provision for income taxes	4,328	3,048	17,651	21,096
Income from continuing operations	11,948	10,479	43,142	44,696
Income (loss) from discontinued operations, net of tax	4	(35)	4	(146)

Net income	$11,952	$10,444	$43,146	$44,550

Basic net income per share:
Income from continuing operations	$0.53	$0.47	$1.93	$1.94
Income (loss) from discontinued operations, net of tax	$--	$--	$--	$--
Net income per share	$0.53	$0.47	$1.93	$1.94

Diluted net income per share:
Income from continuing operations	$0.52	$0.46	$1.90	$1.88
Income (loss) from discontinued operations, net of tax	$--	$--	$--	$--
Net income per share	$0.52	$0.46	$1.90	$1.88
Weighted average shares:
Basic	22,467,468	22,140,557	22,402,344	22,993,121
Diluted	22,830,712	22,812,380	22,698,074	23,671,903

Dividends declared per share	$0.20	$0.18	$0.60	$0.54

See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	May 1,	May 2,
	2009	2008
Cash flows from operating activities:

Net income	$43,146	$44,550
(Income) loss from discontinued operations, net of tax	(4)	146
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Depreciation and amortization	44,060	42,666
Loss on disposition of property and equipment	2,285	101
Impairment	--	532
Share-based compensation	6,330	6,626
Excess tax benefit from share-based compensation	(830)	(41)
Changes in assets and liabilities:
Accounts receivable	712	(377)
Income taxes receivable	6,690	(8,771)
Inventories	22,608	11,096
Prepaid expenses and other current assets	(357)	957
Accounts payable	(31,146)	(23,603)
Accrued interest expense	(1,644)	12,776
Other current liabilities	(6,032)	(7,403)
Other long-term assets and liabilities	4,279	4,582
Net cash provided by operating activities of continuing operations	90,097	83,837

Cash flows from investing activities:
Purchase of property and equipment	(49,862)	(60,834)
Proceeds from sale of property and equipment	1,590	4,878
Proceeds from insurance recoveries of property and equipment	122	135
Net cash used in investing activities of continuing operations	(48,150)	(55,821)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	620,000	577,400
Principal payments under long-term debt and other long-term obligations	(629,267)	(545,661)
Proceeds from exercise of share-based compensation awards	3,806	2,218
Excess tax benefit from share-based compensation	830	41
Purchases and retirement of common stock	--	(52,380)
Deferred financing costs	(274)	--
Dividends on common stock	(13,094)	(11,756)
Net cash used in financing activities of continuing operations	(17,999)	(30,138)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	6	(225)
Net cash provided by (used in) discontinued operations	6	(225)

Net increase (decrease) in cash and cash equivalents	23,954	(2,347)

Cash and cash equivalents, beginning of period	11,978	14,248
Cash and cash equivalents, end of period	$35,932	$11,901

Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
Interest, excluding interest rate swap payments, net of amounts capitalized	$27,312	$27,598
Interest rate swap	$12,540	$1,495
Income taxes	$12,196	$26,331

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swap	$(25,505)	$(33,634)
Change in deferred tax asset for interest rate swap	$7,181	$10,070

See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

The condensed consolidated balance sheets at May 1, 2009 and August 1, 2008 and the related condensed consolidated statements of income and cash flows for the quarters and/or nine-month periods ended May 1, 2009 and May 2, 2008, have been prepared by Cracker Barrel Old Country Store, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

2.	Summary of Significant Accounting Policies

The significant accounting policies of the Company are included in the 2008 Form 10-K.  During the nine-month period ended May 1, 2009, there were no significant changes to those accounting policies.

3.	Recent Accounting Pronouncements

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  Effective August 2, 2008, the first day of 2009, the Company adopted SFAS No. 157 on a prospective basis.  The adoption of SFAS No. 157 resulted in a $5,809 decrease in the Company’s interest rate swap liability related to non-performance risk, with the offset reflected in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, on the Company’s condensed consolidated balance sheet (see Note 8).  See Note 4 for additional information on the Company’s fair value measurements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”), which deferred the effective date of SFAS No. 157 as it applies to certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  The deferral applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The Company elected the deferral for nonfinancial assets and liabilities under FSP FAS No. 157-2.  The Company is currently evaluating but has not yet determined the impact of FSP FAS No. 157-2 for these assets and liabilities upon adoption in the first quarter of 2010.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No. 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  It also amends Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009.  The Company does not expect that the adoption of FSP FAS No. 107-1 and APB No. 28-1 in the fourth quarter of 2009 will have a significant impact on its consolidated financial statements.

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

Derivative Disclosures

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS No. 161 on a prospective basis in the third quarter of 2009; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.  The adoption of SFAS No. 161 did not have a significant impact on the Company’s consolidated financial statements.  See Note 8 for the Company’s derivative disclosures.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes the requirements for evaluating, recording and disclosing events or transactions occurring after the balance sheet date in an entity’s financial statements.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  The Company does not expect that the adoption of SFAS No. 165 in the fourth quarter of 2009 will have a significant impact on its consolidated financial statements.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at May 1, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of May 1, 2009

Cash equivalents*	$24,146	$--	$--	$24,146
Deferred compensation plan assets**	20,506	--	--	20,506
Total assets at fair value	$44,652	$--	$--	$44,652

Interest rate swap liability (Note 8)	$--	$65,123	$--	$65,123
Total liabilities at fair value	$--	$65,123	$--	$65,123

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the condensed consolidated balance sheet as other assets.

5.	Property Held for Sale

Property held for sale consists of real estate properties that the Company expects to sell within one year.  The assets are reported at the lower of carrying amount or fair value less estimated selling costs.  At May 1, 2009, property held for sale was $5,543 and consisted of office space and closed stores.  At August 1, 2008, property held for sale was $3,248 and consisted of closed stores.

6.	Inventories

Inventories were comprised of the following at:

	May 1,	August 1,
	2009	2008

Retail	$98,421	$124,572
Restaurant	20,169	17,439
Supplies	14,756	13,943
Total	$133,346	$155,954

7.	Debt

Long-term debt consisted of the following at:

	May 1, 2009	August 1, 2008

Term Loan B
payable $1,792 per quarter with the remainder due on April 27, 2013	$628,080	$633,456

Delayed-Draw Term Loan Facility payable $383 per quarter with the remainder due on April 27, 2013	149,955	151,103
Revolving Credit Facility payable on or before April 27, 2011	--	3,200

Note payable	468	--

	778,503	787,759
Current maturities	(8,794)	(8,698)
Long-term debt	$769,709	$779,061

The Company has a credit facility (the “Credit Facility”) that consists of term loans (aggregate outstanding at May 1, 2009 was $778,035) with a scheduled maturity date of April 27, 2013 and a $250,000 revolving credit facility expiring April 27, 2011 (the “Revolving Credit Facility”).  At May 1, 2009, $625,000 of the Company’s term loans was swapped at 7.07% and the weighted average interest rate on the remaining $153,035 was 1.94%.  At May 1, 2009, the Company had outstanding $33,892 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 17).  At May 1, 2009, the Company had $216,108 available under the Revolving Credit Facility.

The Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum interest coverage ratio.  At May 1, 2009, the Company was in compliance with all debt covenants.

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

8.	Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate its interest rate risk.  The Company does not hold or use derivative instruments for trading purposes.  The Company also does not have any derivatives not designated as hedging instruments under SFAS No. 133 and has not designated any non-derivatives as hedging instruments.

The Company has interest rate risk relative to its outstanding borrowings under its Credit Facility (see Note 7).  Loans under the Credit Facility bear interest, at the Company’s election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.

The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 7).  To manage this risk in a cost efficient manner, the Company entered into an interest rate swap on May 4, 2006 in which it agreed to exchange with a counterparty, at specified intervals effective August 3, 2006, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rate swap was accounted for as a cash flow hedge under SFAS No. 133.  The swapped portion of the Company’s outstanding debt is fixed at a rate of 5.57% plus the Company’s credit spread, or 7.07% based on the Company’s credit spread at May 1, 2009 over the 7-year life of the interest rate swap.

The swapped portion of the outstanding debt or notional amount of the interest rate swap is as follows:

From May 6, 2008 to May 4, 2009	$625,000
From May 5, 2009 to May 3, 2010	600,000
From May 4, 2010 to May 2, 2011	575,000
From May 3, 2011 to May 2, 2012	550,000
From May 3, 2012 to May 3, 2013	525,000

At May 1, 2009, the estimated fair value of the Company’s derivative instrument was as follows:

	May 1, 2009
	Balance Sheet Location	Fair Value
Interest rate swap	Interest rate swap liability	$65,123
Total		$65,123

The estimated fair value of the interest rate swap liability at May 1, 2009 increased $25,505 from its estimated fair value of $39,618 at August 1, 2008.  In accordance with the provisions of SFAS No. 157, the estimated fair value of the Company’s interest rate swap liability at May 1, 2009 incorporates the Company’s own non-performance risk.  The adjustment related to non-performance risk at May 1, 2009 represents an additional reduction of $2,469 in the fair value of the interest rate swap liability as the result of adopting SFAS No. 157 in the first quarter of 2009 (see Note 3).  The offset to the interest rate swap liability is recorded in AOCL, net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.

Cash flows related to the interest rate swap are included in interest expense and in operating activities.  Cash paid for interest on the interest rate swap was $12,540, $1,495 and $5,578, respectively, for the first nine months of 2009, the first nine months of 2008 and for the full year 2008.  As of May 1, 2009, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $26,912.

The following table summarizes the pre-tax effects of the Company’s derivative instrument on income and AOCL for the quarter and nine-month period ended May 1, 2009:

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
	Quarter Ended	Nine Months Ended		Quarter Ended	Nine Months Ended
	May 1, 2009	May 1, 2009		May 1, 2009	May 1, 2009
Cash flow hedge:
Interest rate swap	$(1,797)	$(25,505)	Interest expense	$3,797	$12,540

No ineffectiveness has been recorded in the first nine months of 2009.

9.	Shareholders’ Equity

During the nine-month period ended May 1, 2009, the Company received proceeds of $3,806 from the exercise of share-based compensation awards and the corresponding issuance of 280,005 shares of its common stock.  During the nine-month period ended May 1, 2009, the Company did not make any share repurchases.

During the nine-month period ended May 1, 2009, the Company paid dividends of $0.58 per common share.  During the third quarter of 2009, the Company also declared an additional dividend of $0.20 per common share that was paid on May 5, 2009 and is recorded in other current liabilities in the accompanying condensed consolidated balance sheet.  On May 29, 2009, the Company’s Board of Directors declared a regular dividend of $0.20 per share payable on August 5, 2009 to shareholders of record on July 17, 2009.

During the nine-month period ended May 1, 2009, the unrealized loss, net of tax, on the Company’s interest rate swap increased by $18,324 to $45,977 and is recorded in AOCL (see Notes 3, 4, 8 and 10).

During the nine-month period ended May 1, 2009, total share-based compensation was $6,330 and the excess tax benefit from share-based compensation was $830.  During the nine-month period ended May 2, 2008, total share-based compensation was $6,626 and the excess tax benefit from share-based compensation was $41.

10.	Comprehensive Income

Comprehensive income consisted of the following at:

	Quarter Ended		Nine Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008

Net income	$11,952	$10,444	$43,146	$44,550
Other comprehensive income:
Change in fair value of interest rate swap, net of tax	(1,459)	7,613	(18,324)	(23,564)
Total comprehensive income	$10,493	$18,057	$24,822	$20,986

For the quarters ended May 1, 2009 and May 2, 2008, the change in fair value of the Company’s interest rate swap is net of a tax benefit of $338 and a tax provision of $5,654, respectively.  For the nine-month periods ended May 1, 2009 and May 2, 2008, the change in fair value of the Company’s interest rate swap is net of a tax benefit of $7,181 and $10,070, respectively.

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

	Quarter Ended		Nine Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Revenue:
Restaurant	$466,562	$460,406	$1,391,448	$1,388,264
Retail	101,006	106,732	380,234	394,492
Total revenue	$567,568	$567,138	$1,771,682	$1,782,756

13.	Impairment of Long-lived Assets

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

During the nine months ended May 1, 2009, the Company recorded no impairment charges.  During the nine months ended May 2, 2008, the Company closed two stores, which resulted in impairment charges of $532 and store closing charges of $345 (see “Impairment of long-lived assets” in Note 2 to the Consolidated Financial Statements contained in the 2008 Form 10-K for additional information).  These impairments were recorded based upon the lower of unit carrying amount or fair value less estimated selling costs.

14.	Shared-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at fair value for all share-based payments.  Share-based compensation is recorded in general and administrative expenses.  For the quarter and nine-month period ended May 1, 2009, share-based compensation expense totaled $859 and $2,811, respectively, for stock options and $1,727 and $3,519, respectively, for nonvested stock.  For the quarter and nine-month period ended May 2, 2008, share-based compensation expense was $1,116 and $3,542, respectively, for stock options and $530 and $3,084, respectively, for nonvested stock.

During the first nine months of 2009, there were no forfeitures of equity awards and, therefore, no reversals.  During the third quarter of 2008 and first nine months of 2008, the Company reversed approximately $172 and $467, respectively, of share-based compensation expense for nonvested stock grants that were forfeited.

15.	Discontinued Operations

The Company sold Logan’s Roadhouse, Inc. (“Logan’s”) in 2007 (see Note 3 to the Company’s Consolidated Financial Statements included in the 2008 Form 10-K for additional information).

In the nine-month period ended May 2, 2008, the Company reported in discontinued operations certain expenses related to the divestiture of Logan’s, which consisted of the following:

	Quarter Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
Income (loss) before tax benefit from discontinued operations	$--	$(55)	$--	$(225)
Tax benefit	--	20	--	79
Income (loss) from discontinued operations, net of tax, before gain on sale of Logan’s	--	(35)	--	(146)
Gain on sale of Logan’s, net of tax of $2	4	--	4	--
Income (loss) from discontinued operations, net of tax	$4	$(35)	$4	$(146)

In the third quarter of 2009, the Company recorded an adjustment in accordance with the Logan’s sale agreement related to taxes, resulting in additional proceeds from the sale of Logan’s of $6.

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

The following table reconciles the components of the diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
Income from continuing operations per share numerator	$11,948	$10,479	$43,142	$44,696

Income (loss) from discontinued operations, net of tax, per share numerator	$4	$(35)	$4	$(146)

Income from continuing operations, income (loss) from discontinued operations, net of tax, and net income per share denominator:
Weighted average shares	22,467,468	22,140,557	22,402,344	22,993,121
Add potential dilution:
Stock options and nonvested stock and stock awards	363,244	671,823	295,730	678,782
Diluted weighted average shares	22,830,712	22,812,380	22,698,074	23,671,903

17.	Commitments and Contingencies

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

The Company is contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  At May 1, 2009, the Company had $33,892 of standby letters of credit related to securing reserved claims under workers' compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its Revolving Credit Facility (see Note 7 for further information on the Company’s Revolving Credit Facility).

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At May 1, 2009, the lease has a remaining life of approximately 4.4 years with annual lease payments of approximately $361 for a total guarantee of $1,593.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform, and, therefore, no provision has been made in the accompanying condensed consolidated balance sheet for amounts to be paid in case of non-performance by the assignee.

Upon the sale of Logan’s, the Company reaffirmed its guarantee of the lease payments for two Logan’s restaurants.  At May 1, 2009, the operating leases have remaining lives of 2.7 and 10.9 years with annual payments of approximately $94 and $98, respectively, for a total guarantee of $1,465.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated balance sheet for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s and Logan’s sale-leaseback transaction (see Note 3 to the Company’s Consolidated Financial Statements included in the 2008 Form 10-K), the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  With the exception of certain tax indemnifications, the Company believes that the probability of being required to make any indemnification payments to Logan’s is remote.  Therefore, at May 1, 2009, the Company has recorded a liability of $67 in the condensed consolidated balance sheet for these potential tax indemnifications, but no provision has been recorded for potential non-tax indemnifications.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  At May 1, 2009, we operated 588 Cracker Barrel units in 41 states.  Unless otherwise noted, management’s discussion and analysis of financial condition and results of operations (“MD&A”) relates only to results from continuing operations.  All dollar amounts reported or discussed in our MD&A are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2008 (the “2008 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,”   “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2008 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Critical Accounting Estimates” on pages 23-27 of this Form 10-Q or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended May 1, 2009 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	31.1	31.8	32.7	32.8
Gross profit	68.9	68.2	67.3	67.2

Labor and other related expenses	40.5	40.0	38.8	38.2
Impairment and store closing charges	--	--	--	--
Other store operating expenses	18.4	18.2	17.8	17.7
Store operating income	10.0	10.0	10.7	11.3

General and administrative expenses	4.9	5.1	5.0	5.2
Operating income	5.1	4.9	5.7	6.1

Interest expense	2.2	2.5	2.3	2.4
Interest income	--	--	--	--
Income before income taxes	2.9	2.4	3.4	3.7

Provision for income taxes	0.8	0.6	1.0	1.2

Income from continuing operations	2.1	1.8	2.4	2.5
Income (loss) from discontinued operations, net of tax	--	--	--	--

Net income	2.1%	1.8%	2.4%	2.5%

       The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and nine-month period ended May 1, 2009 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
Revenue:
Restaurant	82.2%	81.2%	78.5%	77.9%
Retail	17.8	18.8	21.5	22.1
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table sets forth the number of units in operation at the beginning and end of the quarters and nine-month periods ended May 1, 2009 and May 2, 2008, respectively:

	Quarter Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008

Open at beginning of period	585	570	577	562
Opened during period	3	6	11	16
Closed during period	--	--	--	(2)
Open at end of period	588	576	588	576

During the nine months ended May 2, 2008, we also replaced an existing unit with a new unit in a nearby community.  Replacements are not counted as either units opened or closed.

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter and nine-month period ended May 1, 2009 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
Revenue:
Restaurant	$793.9	$803.9	$2,385.4	$2,442.6
Retail	171.9	186.4	651.9	694.1
Total revenue	$965.8	$990.3	$3,037.3	$3,136.7

Quarterly Pre-Tax Results

Total Revenue

Total revenue for the third quarter of 2009 increased 0.1% compared to the prior year third quarter.  For the third quarter, comparable store restaurant sales decreased 0.9% and comparable store retail sales decreased 7.4% resulting in a combined comparable store sales (total revenue) decrease of 2.1%.  The comparable store restaurant sales decrease consisted of a 2.8% average check increase for the quarter (including a 3.4% average menu price increase) and a 3.7% guest traffic decrease.  The comparable store retail sales decrease was due to a decline in guest traffic and lower guest spending on retail products.  We continue to experience the effects of pressures on consumer discretionary income in our guest traffic and sales.  Sales from newly opened stores offset the decrease in comparable store restaurant and retail sales.

Gross Profit

Gross profit as a percentage of total revenue for the third quarter of 2009 increased to 68.9% compared to 68.2% in the third quarter of the prior year.  The increase was due in equal parts to food inflation, which was lower than our menu pricing referenced above, the shift in a retail porch sale from the third quarter to the fourth quarter this year versus the third quarter in the prior year and a shift in the mix versus prior year from retail sales toward restaurant sales, the latter of which typically have a lower cost of sales.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue increased to 40.5% in the third quarter of 2009 from 40.0% in the prior year.  This increase resulted primarily from a 0.8% increase in healthcare costs as a percentage of total revenue partially offset by a 0.2% decrease in pre-opening labor as a percentage of total revenue as compared to the prior year.  The increase in healthcare costs was due to higher enrollment, higher utilization and termination costs associated with the calendar 2008 plan.  Lower pre-opening labor was due to fewer store openings compared to the prior year.

Interest Expense

Interest expense as a percentage of total revenue decreased to 2.2% in the third quarter of 2009 as compared to 2.5% in the third quarter of last year primarily due to lower average interest rates.

Year-to-Date Pre-Tax Results

Total Revenue

Total revenue for the nine-month period ended May 1, 2009 decreased 0.6% compared to the nine-month period ended May 2, 2008.  For the nine-month period ended May 1, 2009, comparable store restaurant sales decreased 1.8% and comparable store retail sales decreased 5.6% resulting in a combined comparable store sales (total revenue) decrease of 2.7%.  The comparable store restaurant sales decrease consisted of a 3.1% average check increase for the nine months (including a 3.4% average menu price increase) and a 4.9% guest traffic decrease.  The comparable store retail sales decrease was due to a decline in guest traffic.  We continue to experience the effects of pressures on consumer discretionary income in our guest traffic and sales.  Sales from newly opened stores partially offset the decrease in comparable store restaurant and retail sales.

Labor and Other Related Expenses

Labor and other related expenses as a percentage of total revenue increased to 38.8% in the nine-month period ended May 1, 2009 as compared to 38.2% in the nine-month period ended May 2, 2008.  This increase resulted primarily from increases of 0.3% and 0.2%, respectively, in healthcare costs and in store management compensation as a percentage of total revenue compared to the prior year.  The increase in healthcare costs was due to higher enrollment, higher utilization and termination costs associated with the calendar 2008 plan. The increase in store management compensation was primarily due to higher staffing levels.

Impairment and Store Closing Charges

We did not record any impairment or store closing charges in the first nine months of 2009. During the first nine months of 2008, we closed two stores, which resulted in impairment charges of $532 and store closing charges of $345 (see “Impairment of long-lived assets” in Note 2 to the Consolidated Financial Statements contained in the 2008 Form 10-K for additional information).

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 26.6% in the third quarter of 2009 and 29.0% in the first nine months of 2009.  The provision for income taxes as a percent of pre-tax income was 22.5% in the third quarter of 2008 and 32.1% in the first nine months of 2008.  The decrease in the effective tax rate from the first nine months of 2008 to the first nine months of 2009 reflected higher employer tax credits on both an absolute dollar basis as well as a percent of pre-tax income due to the decrease in income from continuing operations.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $250,000 revolving credit facility (the “Revolving Credit Facility”), which will expire on April 27, 2011.  Our internally generated cash, along with cash on hand at August 1, 2008, proceeds from exercises of share-based compensation awards and our borrowings under our Revolving Credit Facility were sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first nine months of 2009.

We believe that cash at May 1, 2009, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and the expected proceeds from the planned sale-leaseback transactions described below will be sufficient to finance our continued operations, our continued expansion plans, our principal payments on our debt and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.

Cash Generated From Operations

Our operating activities from continuing operations provided net cash of $90,097 for the nine-month period ended May 1, 2009, which represented an increase from the $83,837 provided during the same period a year ago.  This increase reflected the change in retail inventories and the timing of payments for income taxes, interest and accounts payable.

Borrowing Capacity and Debt Covenants

At May 1, 2009, although we did not have any outstanding borrowings under the Revolving Credit Facility, we had $33,892 of standby letters of credit related to securing reserved claims under workers' compensation insurance which reduce our availability under the Revolving Credit Facility.  At May 1, 2009, we had $216,108 in borrowing capacity under our Revolving Credit Facility.

The Revolving Credit Facility is part of our $1,250,000 credit facility (the “Credit Facility”), which also includes a Term Loan B facility and Delayed-Draw Term Loan facility, each of which has a scheduled maturity date of April 27, 2013.  At May 1, 2009, our Term Loan B balance was $628,080 and our Delayed-Draw Term Loan balance was $149,955.  See Note 7 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

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

At May 1, 2009, our consolidated total leverage ratio and consolidated interest coverage ratio were 3.66 and 6.05, respectively.

We currently expect to conclude sale-leaseback transactions involving 15 of our stores and our retail distribution center before the end of 2009.  Total net proceeds from the transactions, which are presently expected to be approximately $53,000 to $54,000, together with excess cash flow from operations, will be used to reduce borrowings outstanding under the Credit Facility.

We presently expect to remain in compliance with the Credit Facility’s financial covenants for the remaining term of the facility.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

On July 31, 2008, our Board of Directors approved share repurchases of up to $65,000 of our common stock.  The principal criteria for share repurchases are that they be accretive to expected net income per share, are within the limits imposed by our Credit Facility and that they be made only from free cash flow (operating cash flow less capital expenditures and dividends) rather than borrowings.  During the nine-month period ended May 1, 2009, we did not make any share repurchases owing to a suspension of our share repurchase plans during the current economic climate.

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

During the nine-month period ended May 1, 2009, we paid dividends of $0.58 per common share.  During the third quarter of 2009, we also declared an additional dividend of $0.20 per common share that was paid on May 5, 2009.  On May 29, 2009, our Board of Directors declared a regular dividend of $0.20 per share payable on August 5, 2009 to shareholders of record on July 17, 2009.

During the nine-month period ended May 1, 2009, we received proceeds of $3,806 from the exercise of share-based compensation awards and the corresponding issuance of 280,005 shares of our common stock.

Working Capital

We had negative working capital of $1,391 at May 1, 2009 versus negative working capital of $44,080 at August 1, 2008.  The change in working capital compared with August 1, 2008 reflected more cash and cash equivalents at May 1, 2009 and the timing of payments for accounts payable partially offset by lower retail inventories.  In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Like many other restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

Capital Expenditures

Capital expenditures (purchase of property and equipment) were $49,862 for the nine-month period ended May 1, 2009 as compared to $60,834 during the same period a year ago.  Construction of new locations accounted for most of the expenditures.  The decrease in capital expenditures from the first nine months of 2008 to the first nine months of 2009 is primarily due to a reduction in the number of new locations acquired and under construction as compared to the prior year.  We estimate that our capital expenditures for 2009 will be approximately $65,000. This estimate includes certain costs related to the acquisition of sites and construction of 11 new stores that have opened during 2009, as well as for acquisition and construction costs for seven new stores to be opened in 2010 and capital expenditures for maintenance programs.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.  Capitalized interest was $38 and $332, respectively, for the quarter and nine-month period ended May 1, 2009, as compared to $113 and $526, respectively, for the quarter and nine-month period ended May 2, 2008.

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

In February 2008, the FASB issued FASB Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”), which deferred the effective date of SFAS No. 157 as it applies to certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  The deferral applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  We elected the deferral for nonfinancial assets and liabilities under FSP FAS No. 157-2.  We are currently evaluating but have not yet determined the impact of FSP FAS No. 157-2 for these assets and liabilities upon adoption in the first quarter of 2010.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No. 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  It also amends Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009.  We do not expect that the adoption of FSP No. FAS No. 107-1 and APB No. 28-1 in the fourth quarter of 2009 will have a significant impact on our consolidated financial statements.

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

Derivative Disclosures

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted SFAS No. 161 on a prospective basis in the third quarter of 2009; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.  The adoption of SFAS No. 161 did not have a significant impact on our consolidated financial statements. See Note 8 to our Condensed Consolidated Financial Statements for our derivative disclosures.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes the requirements for evaluating, recording and disclosing events or transactions occurring after the balance sheet date in an entity’s financial statements.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  We do not expect that the adoption of SFAS No. 165 in the fourth quarter of 2009 will have a significant impact on our consolidated financial statements.

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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2009, and we do not believe that there will be a material change in the estimates or assumptions we use to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets as well as assets held for sale, we may be exposed to losses that could be material.

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

We record a liability for workers’ compensation and general liability for all unresolved claims and for an actuarially determined estimate of incurred but not reported claims at the anticipated cost to us based upon an actuarially determined reserve as of the end of our third quarter and adjust it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual actuarial study of our reserve requirements.  Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we record the actuarially determined losses at the low end of that range and discount them to present value using a risk-free interest rate based on the actuarially projected timing of payments.  We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of our reserves.  From time to time, we perform limited scope interim updates of our actuarial studies to verify and/or modify our reserves.

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first nine months of 2009 and do not believe there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions or management judgments in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Inventory Shrinkage

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory accounting method.  It includes an estimate of shortages that are adjusted upon physical inventory counts in subsequent periods.  Consistent with the prior year, we conduct our physical inventory counts throughout the third and fourth quarters of the fiscal year based upon a cyclical inventory schedule.  During the quarters ended May 1, 2009 and May 2, 2008, Cracker Barrel performed physical inventory counts in approximately 64% and 39%, respectively, of its stores.  Actual shrinkage was recorded for those stores that were counted.  An estimate of shrinkage was recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis. We have not made any material changes in the methodology used to estimate shrinkage during the first nine months of 2009 and do not believe that there will be a material change in the future estimates or assumptions used to calculate shrinkage.  However, actual shrinkage recorded may produce materially different amounts of shrinkage than we have estimated.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation expense during the first nine months of 2009.  We do not believe that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Unredeemed Gift Cards

Unredeemed gift cards represent a liability related to unearned income and are recorded at their expected redemption value.  No revenue is recognized in connection with the point-of-sale transaction when gift cards are sold.  For those states that exempt gift cards from their escheat laws, we make estimates of the ultimate unredeemed (“breakage”) gift cards in the period of the original sale and amortize this breakage over the redemption period that other gift cards historically have been redeemed by reducing the liability and recording revenue accordingly.  For those states that do not exempt gift cards from their escheat laws, we record breakage in the period that gift cards are remitted to the state and reduce our liability accordingly.  Any amounts remitted to states under escheat laws reduce our deferred revenue liability and have no effect on revenue or expense while any amounts that we are permitted to retain by state escheat laws for administrative costs are recorded as revenue.  Changes in redemption behavior or management's judgments regarding redemption trends in the future may produce materially different amounts of deferred revenue to be reported.

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards during the first nine months of 2009 and do not believe there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of May 1, 2009, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended May 1, 2009 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to Item 1.01 and Item 5.02 of the Company’s Current Report on Form 8-K dated February 19, 2009 (the “March 2009 8-K”) and filed with the Commission on March 13, 2009, which is incorporated herein by this reference.  In the March 2009 8-K, the Company reported that, in connection with Sandra B. Cochran being elected the Company’s Executive Vice President and Chief Financial Officer, Ms. Cochran received a nonvested stock grant of 25,000 shares (the “Nonvested Shares”) of the Company’s $0.01 par value common stock (the “Shares”) and options (“Options”) to purchase 25,000 Shares at an exercise price equal to the closing price of the Shares on March 11, 2009 ($24.27).  Neither the offer or sale of the Nonvested Shares nor the Options were registered under the Securities Act of 1933, as amended (the “Act”) in reliance on the exemption from registration set forth in section 4(2) of the Act.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 6/9/09	By:	/s/Sandra B. Cochran
Sandra B. Cochran, Executive Vice President and
Chief Financial Officer

Date: 6/9/09	By:	/s/Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Severance Plan (as amended to date)

10.2	Executive Employment Agreement dated as of March 11, 2009 between Sandra B. Cochran and the Company

10.3
Change in Control Agreement with Sandra B. Cochran dated March 11, 2009 (not filed because substantially identical to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2003 filed with the Commission on October 15, 2003)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications