Form 10-K
period 2009-07-31
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2009-09-29
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the fiscal year ended July 31, 2009

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the transition period from ______________ to ______________

Commission file number
000-25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1749513 (I.R.S. Employer Identification Number)

305 Hartmann Drive, P.O. Box 787 Lebanon, Tennessee (Address of principal executive offices)	37088-0787 (Zip code)

Registrant's telephone number, including area code: (615) 444-5533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock (Par Value $.01) Common Stock Purchase Rights (No Par Value)	Name of each exchange on which registered NASDAQ Global Market NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant, by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter which ended January 30, 2009, was $400,087,137.  For purposes of this computation, all directors, executive officers and 10% beneficial owners of the registrant are assumed to be affiliates.  This assumption is not a conclusive determination for purposes other than this calculation.

As of September 22, 2009, there were 22,765,153 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10-K into which incorporated

1.	Annual Report to Shareholders	Part 1, Item 3; Part II
for the fiscal year ended
July 31, 2009, portions of which
are filed as Exhibit 13 to this Annual
Report on Form 10-K (the “2009 Annual Report”)
2.	Proxy Statement for Annual	Part III
Meeting of Shareholders
to be held December 2, 2009
(the “2009 Proxy Statement”)

INTRODUCTION

General

This report contains references to years 2009, 2008, 2007, 2006 and 2005, which represent fiscal years ended July 31, 2009, August 1, 2008, August 3, 2007, July 28, 2006 and July 29, 2005, respectively. All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.  References to a year or quarter are to our fiscal year or quarter unless otherwise noted.

Forward Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that Cracker Barrel Old Country Store, Inc. (the “Company”) expects will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those listed in Part I, Item 1A of this report below, all of which are incorporated herein by reference, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Critical Accounting Estimates” in that portion of the 2009 Annual Report that is incorporated by reference into Part II, Item 7 below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

OVERVIEW

Cracker Barrel Old Country Store, Inc. (“we,” “us,” “our” or the "Company," which reference, unless the context requires otherwise, also includes our direct and indirect wholly-owned subsidiaries), is headquartered in Lebanon, Tennessee.  We are principally engaged in the operation and development of the Cracker Barrel Old Country Store® restaurant and retail concept (“Cracker Barrel”).  We were organized under the laws of the state of Tennessee in August 1998 (as a successor to one of our affiliated companies) and maintain an Internet website at crackerbarrel.com.  Effective December 8, 2008, the Company changed its name from “CBRL Group, Inc.” to “Cracker Barrel Old Country Store, Inc.” We make available free of charge on or through our Internet website our periodic and other reports filed or furnished to the SEC pursuant to the Securities and Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

OPERATIONS

As of September 22, 2009, we operated 591 full-service restaurants and gift shops in 41 states.  Our stores are intended to appeal to both the traveler and the local customer and consistently have been a consumer favorite.  During 2009, for the 19th consecutive year, Cracker Barrel was named the “Best Family Dining Restaurant” in the Restaurants & Institutions magazine “Choice in Chains” annual consumer survey. For the 8th consecutive year, Cracker Barrel was named “The Most RV Friendly Sit-Down Restaurant in America” by The Good Sam Club.

Store Format: The format of our stores consists of a trademarked rustic, old country-store design with a separate retail area offering a wide variety of decorative and functional items featuring rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods, including various old fashioned candies and jellies. All stores are freestanding buildings.  Store interiors are subdivided into a dining room consisting of approximately 27% of the total interior store space, and a retail shop consisting of approximately 22% of such space, with the balance primarily consisting of kitchen, storage and training areas.  All stores have stone fireplaces. All are decorated with antique-style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests waiting for a table and are sold by the retail shop.  The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

Products:  Our restaurant operations, which generated approximately 79% of our total revenue in 2009, offer home-style country cooking featuring our own recipes that emphasize authenticity and quality.  Except for Christmas day, when they are closed, and Christmas Eve when they close at 2:00 p.m., Cracker Barrel restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays).  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages. Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Prices for a breakfast meal range from $2.89 to $8.99, and the breakfast day-part (until 11:00 a.m.) accounted for approximately 23% of restaurant sales in 2009.  Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens. Lunches and dinners range in price from $3.99 to $12.99. Lunch (11:00 a.m. to 4:00 p.m.) and dinner (4:00 p.m. to close) day-parts reflected approximately 38% and 39% of restaurant sales, respectively, in 2009.  We may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu. Our menu has daily dinner features that showcase a popular dinner entrée for each day of the week. There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest for 2009 was $8.84, which represents a 2.9% increase over the prior year.

We also offer items for sale in the retail store that are also featured on, or related to, the restaurant menu, such as pies, cornbread, coffee, syrups and pancake mixes.  The retail operations, which generated approximately 21% of our total revenue in 2009, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CD’s, cookware, old-fashioned-looking ceramics, figurines, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves and other food items.  Five categories (apparel, food, seasonal, home and toys) accounted for the largest shares of our retail sales at approximately 20%, 18%, 16%, 16% and 13%, respectively, in 2009. The typical Cracker Barrel retail shop features approximately 3,300 stock keeping units (“SKU’s”).  Many of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $401 in 2009) as compared to mall stores both by offering appealing merchandise and by having a significant source of retail customers from the high volume of restaurant customers - an average of approximately 7,000 per week in a typical store in 2009.  The substantial majority of sales in the retail area are estimated to be to customers who also are guests in the restaurant.

Product Development and Merchandising:  We maintain a product development department, which develops new and improved menu items in response either to shifts in customer preferences or to create customer interest. Seasonal promotions are used regularly in the restaurants and retail shops. Our merchandising department attempts to select merchandise for the retail shop that reinforces the nostalgic theme of the restaurant.  In 2009, we continued to build our exclusive music library.  The newest albums include some of country music’s greatest performers such as Dolly Parton, Kenny Rogers, Montgomery Gentry and Bill Gaither.  By regularly adding new musical offerings, we continue to strengthen the connection between the culture of country music and the Cracker Barrel brand.  Furthermore, in 2009, we began participating in SoundScan, a Nielsen monitoring service for the music industry which provides data for the Billboard charts.  Participation in this program was highlighted by two Top Ten country albums by Dolly Parton and Montgomery Gentry.

Store Management and Quality Controls: Our store management, typically consisting of one general manager, four associate managers and one retail manager, is responsible for an average of 103 employees on two shifts. The relative complexity of operating a Cracker Barrel store requires an effective management team at the individual store level.  To motivate store managers to improve sales and operational performance, we maintain a bonus plan designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plan also rewards managers who achieve specific operational targets.  We also employ district managers to support individual store managers and regional vice presidents to support individual district managers.  A district manager’s individual span of control typically is seven to eight individual restaurants and regional vice presidents support seven to nine district managers.  Each store is assigned to both a restaurant and a retail district manager and each district is assigned to both a restaurant and a retail regional vice president.  The various levels of restaurant and retail management work closely together.

To assure that individual stores are operated at a high level of quality, we focus on the selection and training of store managers.  The store management recruiting and training program begins with an evaluation and screening process.  In addition to multiple interviews and verification of background and experience, we conduct testing designed to identify those applicants most likely to be best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of seven weeks of in-store training and four weeks of training at our corporate facilities. This program allows new managers the opportunity to become familiar with our operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility.  We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including hands-on, classroom, written and Internet-based training.  Each store is equipped with training computers for the Internet-based computer-assisted instruction programs.  Additionally, each store typically has an employee training coordinator who oversees training of the store’s hourly employees.

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

Four food categories (dairy (including eggs), beef, poultry and pork) accounted for the largest shares of our food purchasing expense at approximately 14%, 12%, 11% and 10%, respectively, in 2009, but each category includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense was chicken tenderloin at approximately 6% of food purchases in 2009.  We purchase our chicken tenderloin through two vendors.  Dairy is purchased through numerous vendors including local vendors. Eggs are purchased through two vendors.  We purchase our beef, poultry and pork each through eight vendors.  Should any food items from a particular vendor become unavailable, we believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices.

We purchase the majority of retail items (approximately 81% in 2009) directly from domestic and international vendors and warehouse them at a retail distribution center in Lebanon. The distribution center is an approximately 370,000 square foot warehouse facility with 36 foot ceilings and 170 bays and includes an additional approximate 14,000 square feet of office and maintenance space. The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to our stores.  Approximately 42% of our 2009 retail purchases were directly from vendors in the People’s Republic of China.  We have relationships with foreign buying agencies to source purchased product, monitor quality control and supplement product development.

In the fourth quarter of 2009, we completed a sale-leaseback transaction of our retail distribution center located in Lebanon.  Under the transaction, the land, buildings and improvements at the retail distribution center were sold for pre-tax net proceeds of $12,184.  Equipment was not included.  The retail distribution center has been leased back for an initial term of 15 years.  The lease includes specified renewal options for up to 20 additional years.  Net rent expense during the initial term of the lease will be approximately $1,142 annually, and the assets sold and leased back previously had depreciation expense of approximately $331 annually.  Net proceeds from the sale, along with excess cash from operations and the sale-leaseback of 15 of our stores (see “Unit Development” section below), were used to reduce outstanding borrowings under our $1,250,000 credit facility (the “Credit Facility”).

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

Guest Satisfaction:  We are committed to providing our guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment, in a way that evokes memories of the past.  Our commitment to offering guests a quality experience begins with our employees.  Our mission statement, “Pleasing People,” embraces guests and employees alike, and our employees are trained on the importance of that mission in a culture of mutual respect.  We also are committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality.  Through the regular use of guest surveys and store visits by district managers and regional vice presidents, management receives valuable feedback that is used in our ongoing efforts to improve the stores and to demonstrate our continuing commitment to pleasing our guests.  We have a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up.  We maintain an anonymous, unannounced, third-party store testing program to ensure compliance with our guest satisfaction policies and commitments and also use an interactive voice response (“IVR”) system to monitor operational performance and guest satisfaction at all stores on an ongoing basis.  We have public notices in our menus, on our website and posted in our restaurants informing customers and employees about how to contact us by Internet or toll-free telephone number with questions, complaints or concerns regarding services or products.  We conduct training in how to gather information and investigate and resolve customer concerns.  This is accompanied by comprehensive training for all store employees on our public accommodations policy and commitment to "pleasing people."

Marketing: Outdoor advertising (i.e., billboards and state department of transportation signs) is the primary advertising medium utilized to reach our guests. Outdoor advertising accounted for approximately 63% of advertising expenditures in 2009, with our having approximately 1,500 billboards at year-end.  In recent years we have utilized other types of media, such as radio and print, in our core markets to maintain customer awareness, and outside of our core markets to increase brand awareness and to build guest loyalty.  In 2008 and 2009, we conducted television advertising in certain markets.  We define core markets based on average weekly sales, geographic location, and longevity and brand awareness in the market.  In 2010, we plan to spend approximately 2.0% of our revenues on advertising.  Outdoor advertising is expected to represent approximately 58% of advertising expenditures in 2010.

UNIT DEVELOPMENT

We opened 11 new stores in 2009.  We plan to open 7 new stores during 2010, three of which were open as of September 22, 2009.

Our stores are located primarily along interstate highways; however, as of September 22, 2009, 91 of our stores are located near "tourist destinations" or are considered “off-interstate” stores.  In 2010, we intend to open one of our new stores along interstate highways as compared to four in 2009.  We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and to increase sales through TV and/or radio advertising by having more units in media markets in which satisfactory interstate locations either may not be available or not available on reasonable terms.  We have identified approximately 400 - 500 trade areas for potential future development with characteristics that appear to be consistent with those believed to be necessary to support successful units.

Of the 591 stores open as of September 22, 2009, we own the land and buildings for 399, while the other 192 properties are either ground leases or ground and building leases.  Our current store prototype is approximately 10,000 square feet including approximately 2,100 square feet in the retail selling space.  The prototype has approximately 200 seats in the restaurant.

EMPLOYEES

As of July 31, 2009, we employed approximately 66,000 people, of whom 550 were in advisory and supervisory capacities, 3,487 were in store management positions and 45 were officers.  Many restaurant personnel are employed on a part-time basis.  None of our employees are represented by any union and management considers its employee relations to be good.

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

TRADEMARKS

We deem the various Cracker Barrel trademarks and service marks that we own to be of substantial value.  Our policy is to obtain federal registration of trademarks and other intellectual property whenever possible and to pursue vigorously any infringement of our trademarks.

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

Recent negative developments in the U.S. and global economies and credit markets have adversely affected our revenues and results and may continue to adversely affect our results in the future.

The U.S. and global economies and the economies in the markets in which we operate, deteriorated throughout late calendar 2008 and into calendar 2009.  As a result of these declining economic conditions, we have experienced a reduction in our revenues and earnings, resulting primarily from lower guest traffic and lower spending on our retail products.  We believe that this difficult economic environment will continue into calendar 2010 and expect that our revenues and results of operations will continue to be negatively affected as a result.  A further slowdown in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

In addition, many of the factors discussed above, along with current adverse global economic conditions and uncertainties, the potential impact of the current recession, the potential for additional failures or realignments of financial institutions, and the related impact on available credit may affect us and our suppliers and other business partners, landlords, and customers in an adverse manner including, but not limited to, reducing access to liquid funds or credit (including through the loss of one or more financial institutions that are a part of our revolving credit facility), increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our credit facilities and our derivative and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate.

There can be no assurance that the economic conditions that have adversely affected the restaurant industry, and the capital, credit and real estate markets generally or us in particular, will improve in 2010, or thereafter, in which case we could continue to experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

General economic and business conditions as well as those specific to the restaurant or retail industries that are largely out of our control may adversely affect our results of operations.

In addition to the current acute economic conditions, our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control.  These factors include consumer income, interest rates, inflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. The full-service dining sector of the restaurant industry and the retail industry are affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer preferences, including changes in consumer tastes and dietary habits and the level of consumer acceptance of our restaurant concept and retail merchandise, and consumer spending patterns.

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income.  Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty, such as we experienced in 2008 and 2009.

We also cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on the economy or consumer confidence in the United States.  Any of these events could also affect consumer sentiment and confidence that in turn affect consumer spending patterns or result in increased costs for us due to security measures.

Unfavorable changes in the factors described above or in other business and economic conditions affecting our customers could increase our costs, reduce traffic in some or all of our locations or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse affect on our financial condition and results of operations.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The casual dining sector of the restaurant industry is intensely competitive, and we face many well-established competitors.  We compete within each market with national and regional restaurant chains and locally-owned restaurants.  Competition from other regional or national restaurant chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  However, we also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry.  Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices.  We compete primarily on the quality, variety and value perception of menu and retail items. The number and location of restaurants, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors. We anticipate that intense competition will continue with respect to all of these factors.  We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and competitive pressures could affect both the availability and cost of these important resources.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The price and availability of food, ingredients, merchandise and utilities used by our restaurants or merchandise sold in our retail shop could adversely affect our revenues and results of operations.

Although we are subject to the general risks of inflation, our operating profit margins and results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food and other commodities, ingredients, retail merchandise, utilities and other related costs over which we have little control.  Fluctuations in economic conditions, weather, demand and other factors affect the availability, quality and cost of the ingredients and products that we buy.  Furthermore, many of the products that we use and their costs are interrelated.  An ongoing focus on ethanol as a fuel, as well as the emergence of China as a major consumer of food products, has placed tremendous demands (with attendant supply and price pressures) for corn, wheat and dairy products, which in turn has increased feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations.  In addition, because we provide a moderately-priced product, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases.

We are dependent on attracting and retaining qualified employees while also controlling labor costs.

Our performance is dependent on attracting and retaining a large and growing number of qualified restaurant employees.  Availability of staff varies widely from location to location.  Many staff members are in entry-level or part-time positions, typically with high rates of turnover. Even though recent trends in employee turnover have been favorable, if restaurant management and staff turnover were to increase, we could suffer higher direct costs associated with recruiting, training and retaining replacement personnel.  Management turnover as well as general shortages in the labor pool can cause our restaurants to be operated with reduced staff, which negatively affects our ability to provide appropriate service levels to our customers.  Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruiting and training expenses.

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

Our distribution risks are heightened because of our single retail distribution facility; in addition, our reliance on certain significant vendors, particularly for foreign-sourced retail products, subjects us to numerous risks, including possible interruptions in supply, which could adversely affect our business.

The majority of our retail inventory is shipped into, stored at and shipped out of a single warehouse located in Lebanon, TN.  All of the decorative fixtures used in our stores are shipped into, stored at and shipped out of a single warehouse located in Lebanon, TN.  A natural disaster affecting either of these warehouses could materially adversely affect our business.

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire specified food and retail products and supplies in sufficient quantities. Partly because of our size, finding qualified vendors and accessing food, retail products and supplies in a timely and efficient manner is a significant challenge that typically is more difficult with respect to goods sourced outside the United States.  In some cases, we may have only one supplier for a product or supply. Our dependence on single source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations. The economic slowdown is putting significant pressure on suppliers, with some facing financial distress but most facing the need to rebuild profitability, all of which tends to make the supply environment more expensive.  If any of these vendors are unable to fulfill their obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

Additionally, we use a number of products that are or may be manufactured in a number of foreign countries.  In addition to the risk presented by the possible long lead times to source these products, our results of operations may be materially affected by risks such as:

• fluctuating currency exchange rates;

• foreign government regulations;

• foreign currency exchange control regulations;

• import/export restrictions and product testing regulations;

• foreign political and economic instability;

• disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries; and

• tariffs, trade barriers and other trade restrictions by the U.S. government on products or components shipped from foreign sources.

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

We have had, and expect to continue to have, initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition.  Many of these initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general.  It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful system-wide implementation relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can influence results adversely across hundreds of stores and involving tens of thousands of employees. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.

We have substantial indebtedness, which may decrease our flexibility and increase our borrowing costs.

Our consolidated indebtedness and our leverage ratio may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Our level of indebtedness can have important consequences. For example, it may:

●
require a substantial portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness and reduce our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements or to pay dividends;  and

●	limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to our competitors.
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

In addition, a substantial amount of our indebtedness matures in 2011.  There is no assurance that we can refinance this indebtedness or, if we do, that any refinancing will be on terms that are at least as favorable as those currently in effect.  Our inability to refinance our indebtedness when necessary or to do so upon attractive terms would materially and adversely affect our liquidity and our ongoing results of operations.

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

Additionally, as we begin to build stores away from our traditional interstate locations, we may be required to increasingly utilize what others might consider more traditional methods of advertising, such as radio, television, direct mail and newspaper.  While we use these types of advertising from time to time, their effects upon our revenues and, in turn, our profits, are uncertain.  Additionally, if our competitors increased their spending on advertising and promotions, we could be forced to substantially increase our advertising, media or marketing expenses.  If we did so or if our current advertising and promotion programs become less effective, we could experience a material adverse effect on our results of operations.

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

Additionally, extreme weather conditions in the areas where our stores are located can adversely affect our business. For example, frequent or unusually heavy snowfall, ice storms, rain storms, floods or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and can disrupt deliveries of food and supplies to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our retail inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business.

In addition, natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could severely damage or destroy one or more of our stores or warehouses located in the affected areas, thereby disrupting our business operations.

If we fail to execute our business strategy, which includes our ability to find new restaurant locations and open new restaurants that are profitable, our business could suffer.

Historically, a significant means of achieving our growth objectives has been opening and operating new and profitable restaurants. This strategy involves numerous risks, and we may not be able to achieve our growth objectives – that is we may not be able to open all of our planned new restaurants and the new restaurants that we open may not be profitable or as profitable as our existing restaurants.  New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on sales levels at existing restaurants.

A significant risk in executing our business strategy is locating and securing an adequate supply of suitable new restaurant sites.  Competition for suitable restaurant sites and operating personnel in our target markets is intense, and we cannot assure you that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period.  A general slowdown in commercial development activity has limited the availability of attractive sites for new stores, and we believe this slowdown will continue for an extended period of time. Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, or drawing a greater than expected proportion of sales in new restaurants from existing restaurants, could materially adversely affect our business strategy.  Our ability to open new restaurants successfully will also depend on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following:

•	our ability to control construction and development costs of new restaurants;

•	our ability to manage the local, state or other regulatory, zoning and licensing processes in a timely manner;

•	our ability to appropriately train employees and staff the restaurants;

•	consumer acceptance of our restaurants in new markets;

•	our ability to manage construction delays related to the opening of any facility; and

•	our ability to secure required governmental approvals and permits in a timely manner, or at all.

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

Individual restaurant locations are affected by local conditions that could change and adversely affect the carrying value of those locations.

The success of our business depends on the success of individual locations which depends on stability of or improvements in operating conditions at and around those locations.  Our revenues and expenses can be affected significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.   Also, as demographic and economic patterns (e.g., highway or roadway traffic patterns, concentrations of general retail or hotel activity, local population densities or increased competition) change, current locations may not continue to be attractive or profitable.  Possible declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced revenues in those locations.  The occurrence of one or more of these events could have a significant adverse effect on our revenues and results of operations as well as the carrying value of our individual locations.

Health concerns, government regulation relating to the consumption of food products and wide-spread infectious diseases could affect consumer preferences and could negatively affect our results of operations.

The sale of food and prepared food products for human consumption involves the risk of injury to our customers.  Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases.  Additionally, many of the food items on our menu contain beef and chicken. The preferences of our customers toward beef and chicken could be affected by health concerns about the consumption of beef or chicken or negative publicity concerning food quality, illness and injury generally.  Additionally, in recent years there has been negative publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, the bird/avian flu, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken and pork.  In addition, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.  A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time.  If that occurs, customers might avoid public places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.  A regional or global health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our stores. In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products.  A decrease in guest traffic to our restaurants, a change in our mix of products sold or an increase in costs as a result of these health concerns either in general or specific to our operations, could result in a decrease in sales or higher costs to our restaurants that would materially harm our business.

Our private brands may not achieve or maintain broad market acceptance which increases the risks we face.

We have substantially increased and intend to continue to increase the number of our private brand items for sale in our retail shops, and the program is a sizable part of our future growth plans.  We believe that our success in gaining and maintaining broad market acceptance of our private brands depends on many factors, including pricing, our costs, quality and customer perception.  We may not achieve or maintain our expected sales for our private brands.  As a result, our business, financial condition and results of operations could be materially and adversely affected.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  Additionally, our private label initiative, discussed above, increases our risk to product liability lawsuits related to those products.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend future litigation may be significant. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any negative allegation regarding our company, our business or our products could adversely affect our reputation with existing and potential customers.  As a result, litigation may adversely affect our business, financial condition and results of operations.

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

The loss of key executives or difficulties in recruiting and retaining qualified personnel could jeopardize our success.

We have assembled a senior management team which has substantial background and experience in the restaurant and retail sectors.  Our future growth and success depends substantially on the contributions and abilities of this senior management team and other employees and on our ability to recruit and retain high quality executives and manage our business and our restaurants. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high quality restaurant employees could jeopardize our ability to meet our business goals.  Additionally, the recent volatility of the stock market for periods of time has resulted in existing equity compensation awards to certain of our executives being of little to no value, which makes us vulnerable to a competitor recruiting our executives.  If we are unable to create or maintain a compensation structure that permits us to retain our highest performing executives or recruit additional executives, our business and results of operations could be materially adversely affected.

We are subject to a number of risks relating to federal, state and local regulation of our business that may increase our costs and decrease our profit margins.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food as well as certain retail products.  We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938 and the Immigration Reform and Control Act of 1986 and applicable requirements concerning minimum wage, overtime, healthcare coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990.  In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.  We also face risks from new and changing laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations.  Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.  Also, the failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.  Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations.

Our current insurance programs may expose us to unexpected costs.

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

The protection of customer, employee and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.  In addition, customers and employees have a high expectation that we will adequately protect their personal information. For example, in connection with credit card sales, we transmit confidential credit card information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If we fail to comply with the laws and regulations regarding privacy and security or experience a security breach, we could be exposed to risks of data loss, fines, litigation and serious disruption of our operations.  Additionally, any resulting negative publicity could significantly harm our reputation.

Our reported results can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements.

Our financial reporting complies with accounting principles generally accepted in the United States of America (“GAAP”), and GAAP is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting (including the proposed lease accounting changes and the adoption of international reporting standards in the United States), our reported results of operations and financial condition could be affected substantially, including requirements to restate historical financial reporting.

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

Our annual and quarterly operating results may fluctuate significantly and could fall below the expectations of investors, securities analysts and rating agencies due to a number of factors, some of which are beyond our control, resulting either in volatility or a decline in the price of our securities.

Our business is not static – it changes periodically as a result of many factors, including those discussed above and:

•	increases and decreases in average weekly sales, restaurant and retail sales and restaurant profitability;

•	the rate at which we open new locations, the timing of new unit openings and the related high initial operating costs;

•	changes in advertising and promotional activities and expansion to new markets; and

•	impairment of long-lived assets and any loss on restaurant closures or impairments.

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

Provisions in our charter and Tennessee law may discourage potential acquirors of our company, which could adversely affect the value of our securities.

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  Also, although we do not currently have in place a shareholder rights plan, our Board of Directors, without shareholder approval, could adopt such a plan that also might inhibit accumulations of substantial amounts of our common stock without the approval of our board of directors.

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

Our corporate headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee.  We utilize approximately 250,000 square feet of office space for our corporate headquarters and decorative fixtures warehouse.  We also lease our previously-owned retail distribution center which consists of approximately 370,000 square feet of warehouse facilities and an additional approximate 14,000 square feet of office and maintenance space.

In addition to the various corporate facilities, we have four properties (owned or leased) for future development, a motel used for housing management trainees and for the general public, and seven parcels of excess real property and improvements that we intend to dispose of.

In addition to the properties mentioned above, we own or lease the following store properties as of September 22, 2009:

State			State
	Owned	Leased		Owned	Leased
Tennessee	36	14	Oklahoma	5	2
Florida	41	18	New Jersey	2	4
Georgia	29	13	Maryland	3	2
Texas	29	12	Wisconsin	5	-
North Carolina	23	12	Colorado	3	1
Ohio	22	9	Kansas	3	1
Kentucky	20	10	Massachusetts	-	4
Virginia	18	11	New Mexico	3	1
Alabama	19	9	Utah	4	-
Indiana	21	6	Iowa	3	-
Illinois	20	2	Connecticut	1	1
South Carolina	13	9	Montana	2	-
Pennsylvania	9	12	Nebraska	1	1
Missouri	14	3	Delaware	-	1
Michigan	13	3	Idaho	1	-
Arizona	2	11	Minnesota	1	-
Arkansas	5	6	New Hampshire	1	-
Mississippi	8	3	North Dakota	1	-
West Virginia	3	7	Rhode Island	-	1
Louisiana	7	2	South Dakota	1	-
New York	7	1	Total	399	192

In the fourth quarter of 2009, we completed sale-leaseback transactions which included 15 of our stores.   These sale-leaseback transactions resulted in pre-tax net proceeds of $44,076.  Equipment was not included.  The stores have been leased back for an initial terms of 20 years.  The leases include specified renewal options for up to 20 additional years.  Net rent expense during the initial term of the store leases will be approximately $4,867 annually, and the assets sold and leased back previously had depreciation expense of approximately $753 annually.  Net proceeds from the sale, along with excess cash from operations and the sale-leaseback of our retail distribution center (see “Purchasing and Distribution” in Item 1, Part 1 above), were used to reduce outstanding borrowings under the Credit Facility.

We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.  See “Operations" and "Unit Development" in Item I of this Annual Report on Form 10-K for additional information on our properties.

ITEM 3.	LEGAL PROCEEDINGS

See Note 18 to our Consolidated Financial Statements filed or incorporated by reference into in Part II, Item 8 of this Annual Report on Form 10-K, which also is incorporated herein by this reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers, as of September 22, 2009:

Name	Age	Position with Registrant

Michael A. Woodhouse	64	Chairman, President & Chief Executive Officer

Doug Barber	52	Executive Vice President & Chief Operating Officer

Sandra B. Cochran	51	Executive Vice President & Chief Financial Officer

Edward A. Greene	53	Senior Vice President, Strategic Initiatives

Robert Harig	59	Senior Vice President, Human Resources

Terry Maxwell	50	Senior Vice President, Retail Operations

N. B. Forrest Shoaf	59	Senior Vice President, Secretary & Chief Legal Officer

Diana S. Wynne	54	Senior Vice President, Corporate Affairs

Patrick A. Scruggs	45	Vice President, Accounting and Tax, & Chief Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Mr. Woodhouse has been employed by us in various capacities since 1995.  Mr. Woodhouse served as our Senior Vice President of Finance and Chief Financial Officer from January 1999 to July 1999, as Executive Vice President and Chief Operating Officer (“COO”) from August 1999 until July 2000, as President and COO from August 2000 until July 2001, and then as President and Chief Executive Officer (“CEO”) from August 2001 until November 2004 when he assumed his current positions. Mr. Woodhouse has 25 years of experience in the restaurant industry and 16 years of experience in the retail industry.

Mr. Barber has been employed by us since 2003.  He assumed his current position in 2008.  Prior to that he was with Metromedia Family Steakhouse in various capacities since 1979 and assumed his last position held with Metromedia Family Steakhouse as President and COO in 1995.  Mr. Barber has 30 years of experience in the restaurant industry.

Ms. Cochran began her employment with us as Executive Vice President and Chief Financial Officer in March 2009.  Prior to that she was the CEO of Books-A-Million, having assumed that role in 2004 after serving in various capacities there since 1993.  Ms. Cochran has 16 years of experience in the retail industry.

Mr. Greene has been employed by us in his current capacity since October 2005. From August 1996 to October 2005, he worked for Restaurant Services, Inc., the independent purchasing cooperative which provides supply chain management services for Burger King Corporation and its franchisees, serving most recently as its Vice President, Food and Packaging Purchasing.  Mr. Greene began his career with The Pillsbury Company and has over 31 years of combined experience in the restaurant and food processing industries.

Mr. Harig has been employed by us since 2000.  He assumed his current position in 2004.  Mr. Harig has over 32 years of experience in the restaurant industry and 9 years in the retail industry.

Mr. Maxwell has been employed by us since 1980.  He assumed his current position in 2006.  Mr. Maxwell has 29 years of experience in the restaurant and retail industries.

Mr. Shoaf began his employment with us as Senior Vice President, Secretary and General Counsel in April 2005.  In addition, he served as our Interim Chief Financial Officer from February 2008 to March 2009.  Prior to April 2005, he was Managing Director of Investment Banking for Avondale Partners, LLC.  From 1996-2000, he was a Managing Director of J.C. Bradford and from 2000-2002, a Managing Director in the investment banking group of Morgan Keegan, a Memphis, Tennessee based investment banking firm and head of its Nashville Corporate Finance Office.  He is a graduate of West Point and Harvard Law School.

Ms. Wynne joined us in January 2006 in her current capacity.  Prior to that she was Vice President, Treasury for Blockbuster, Inc.  Prior to that she served as Senior Vice President and Treasurer for Metromedia Restaurant Group. Ms. Wynne began her career with Price Waterhouse Coopers and has over 30 years of experience in the restaurant and retail industries.

Mr. Scruggs has been employed by us in various capacities since 1989.  He assumed his current position in 2003.  Mr. Scruggs has 20 years of experience in the restaurant and retail industries.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol CBRL.  There were 10,940 shareholders of record as of September 22, 2009.

The table “Market Price and Dividend Information” contained in the 2009 Annual Report (see page 2 of Exhibit 13 to this Annual Report on Form 10-K) is incorporated herein by this reference.  See Note 5 to Consolidated Financial Statements contained in the 2009 Annual Report (page 34 of Exhibit 13 to this Annual Report on Form 10-K) with respect to dividend restrictions.

See the table labeled “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the 2009 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

All prior sales of equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended, were reported either in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K and, accordingly, have been omitted from this item of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

On July 31, 2008, our Board of Directors approved share repurchases of up to $65,000 of our common stock.  We did not repurchase any of our common stock during 2009 owing to a suspension of our share repurchase plans during the current economic climate.  During 2010, we have been authorized to repurchase shares to offset share dilution that might result from employee option exercises or employee share issuance.

ITEM 6.	SELECTED FINANCIAL DATA

The table "Selected Financial Data" contained in the 2009 Annual Report (see page 1 of Exhibit 13 to this Annual Report on Form 10-K) is incorporated herein by this reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management's Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2009 Annual Report, is incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

“Quantitative and Qualitative Disclosures about Market Risk” set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2009 Annual Report, is incorporated herein by this reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements (and related footnotes) and Report of Independent Registered Public Accounting Firm, contained in the 2009 Annual Report, are incorporated herein by this reference.

See Quarterly Financial Data (Unaudited) in Note 19 to the Consolidated Financial Statements (see page 46 of Exhibit 13 to this Annual Report on Form 10-K), which is incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of July 31, 2009, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended July 31, 2009 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act).  We maintain a system of internal controls that is designed to provide reasonable assurance in a cost-effective manner as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Corporate Governance Guidelines, our Financial Code of Ethics, and our Code of Business Conduct and Ethics, all of which may be viewed on our website.  They set the tone for our organization and include factors such as integrity and ethical values.  Our internal control over financial reporting is supported by formal policies and procedures, which are reviewed, modified and improved as changes occur in business condition and operations.  Neither our disclosure controls and procedures nor our internal controls, however, can or will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the benefits of controls relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  We have concluded that our internal control over financial reporting was effective as of July 31, 2009, based on these criteria.

In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

/s/Michael A. Woodhouse
Michael A. Woodhouse
Chairman, President and Chief Executive Officer

/s/Sandra B. Cochran
Sandra B. Cochran
Executive Vice President and Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2009 Proxy Statement: “Board of Directors and Committees,” "Proposal 1: Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and the question “Has the Board adopted a code of ethics for senior financial officers?” set forth in “Certain Relationships and Related Transactions.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated into this Item of this Report by this reference to the following sections of the 2009 Proxy Statement:  “Executive Compensation” and the question “How were directors compensated in 2009?” set forth in “Board of Directors and Committees.”   The “Compensation Committee Report” set forth in “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled "Stock Ownership of Certain Beneficial Owners and Management" and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Who are our independent directors?” in the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report - What is the Audit Committee’s pre-approval policy and procedure with respect to audit and non-audit services provided by our auditors?” in the 2009 Proxy Statement.  No other portion of the section of the 2009 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of documents filed as part of this report:

1.
The following Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP of the 2009 Annual Report are included within Exhibit 13 to this Annual Report on Form 10-K and are incorporated herein by this reference:

Report of Independent Registered Public Accounting Firm dated September 29, 2009

Consolidated Balance Sheet as of July 31, 2009 and August 1, 2008

Consolidated Statement of Income for each of the three fiscal years ended July 31, 2009, August 1, 2008 and August 3, 2007

Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years ended July 31, 2009, August 1, 2008 and August 3, 2007

Consolidated Statement of Cash Flows for each of the three fiscal years ended July 31, 2009, August 1, 2008 and August 3, 2007

Notes to Consolidated Financial Statements

2.	All schedules have been omitted since they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.	The exhibits listed in the accompanying Index to Exhibits immediately following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of September, 2009.

CRACKER BARREL OLD COUNTRY STORE, INC.

By:	/s/Michael A. Woodhouse
Michael A. Woodhouse
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 29th day of September, 2009.

Name	Title

/s/Michael A. Woodhouse	Chairman, President and Chief Executive Officer
Michael A. Woodhouse

/s/Sandra B. Cochran	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Sandra B. Cochran

/s/N.B. Forrest Shoaf	Senior Vice President, Chief Legal Officer and Secretary
N.B. Forrest Shoaf

/s/Patrick A. Scruggs	Vice President, Accounting and Tax, and Chief Accounting Officer
Patrick A. Scruggs	(Principal Accounting Officer)

/s/James D. Carreker
James D. Carreker	Director

/s/Robert V. Dale
Robert V. Dale	Director

/s/Richard J. Dobkin
Richard J. Dobkin	Director

/s/Robert C. Hilton
Robert C. Hilton	Director

/s/Charles E. Jones, Jr.
Charles E. Jones, Jr.	Director

/s/B.F. Lowery
B.F. Lowery	Director

/s/Martha M. Mitchell
Martha M. Mitchell	Director

Andrea M. Weiss	Director

/s/Jimmie D. White
Jimmie D. White	Director

INDEX TO EXHIBITS

Exhibit

3(I), 4(a)	Charter (as amended to date) (1)

3(II), 4(b)	Bylaws (as amended to date) (2)

4(e),10(a)
Credit Agreement dated as of April 27, 2006 among CBRL Group, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent  (the “Wachovia Credit Agreement”) (3)

4(f), 10(b)	Amendment No. 1 to the Wachovia Credit Agreement (14)

10(d)	The Company’s 2000 Non-Executive Stock Option Plan (4)

10(e)	The Company's 1989 Non-Employee Director's Stock Option Plan, as amended (5)

10(f)	The Company's Non-Qualified Savings Plan (6)

10(g)	Form of Restricted Stock Award (6)

10(h)	Form of Stock Option Award under the Amended and Restated Stock Option Plan (6)

10(i)	Form of Stock Option Award under the Omnibus Plan (6)

10(j)	Change-in-control Agreement for N.B. Forrest Shoaf dated 5/12/2005 (6)

10(k)	Change-in-control Agreement for Patrick A. Scruggs dated October 13, 1999 (7)

10(l)	Change-in-control Agreement for Terry Maxwell dated 8/14/06 (8)

10(m)	Change-in-control Agreement for Ed Greene dated 6/22/06 (9)

10(n)	Change-in-control Agreement for Diana Wynne dated 6/22/06 (9)

10(o)	Change-in-control Agreement for Rob Harig dated 8/23/06 (14)

10(p)	Change-in-control Agreement for Doug Barber dated 8/23/08 (15)

10(q)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 21 Cracker Barrel Old Country Store® sites (10)

10(r)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 9 Cracker Barrel Old Country Store® sites*

10(s)	Master Lease dated July 31, 2000 between Country Stores Property II, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 23 Cracker Barrel Old Country Store® sites*

10(t)	Master Lease dated July 31, 2000 between Country Stores Property III, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 12 Cracker Barrel Old Country Store® sites*

10(u)	The Company’s Targeted Retention Plan (11)

10(v)	The Company’s Stock Ownership Achievement Incentive Plan (11)

10(w)	The Company’s 2009 Annual Bonus Plan (12)

10(x)	Retirement Agreement (13)

10(y)	The Company's Deferred Compensation Plan (15)

10(z)	The Company's FY 2009 Long-Term Performance Plan (16)

10(aa)	Executive Employment Agreement dated as of October 30, 2008 between Michael A. Woodhouse and the Company (17)

10(bb)	The Company's Amended and Restated Stock Option Plan (as amended to date) (18)

10(cc)	The Company’s 2002 Omnibus Incentive Compensation Plan (as amended to date) (18)

10(dd)	The Company’s Severance Benefits Policy (as amended to date) (19)

10(ee)	Executive Employment Agreement dated as of March 11, 2009 between Sandra B. Cochran and the Company (19)

10(ff)	Change-in-control Agreement for Sandra B. Cochran dated March 11, 2009 (20)

10(gg)	2010 Annual Bonus Plan (21)

13	Pertinent portions of the Company's 2009 Annual Report to Shareholders that are incorporated by reference into this Annual Report on Form 10-K

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*Document not filed because essentially identical in terms and conditions to Exhibit 10(q).

(1)
Incorporated by reference to Exhibit 3(i), 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 filed under the Securities Exchange Act of 1934 (“Exchange Act”) on December 9, 2008.

(2)	Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed under the Securities Exchange Act of 1934 on September 16, 2009.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended April 28, 2006.

(4)	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 2002.

(5)	Incorporated by reference to the Cracker Barrel Old Country Store, Inc. Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 1991 (File No. 0-7536).

(6)	Incorporated by reference to Exhibits 10(f), 10(j), 10(k), 10(l) and 10(o) to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 29, 2005.

(7)	Incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 1, 2003.

(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 15, 2006.

(9)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 28, 2006.

(10)	Incorporated by reference to Exhibit 10.R to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 28, 2000.

(11)	Incorporated by reference to Item 1.01 to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 1, 2005.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 6, 2008.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K under the Exchange Act, filed September 21, 2007.

(14)	Incorporated by reference to Exhibits 10(b) and 10(v) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 3, 2007.

(15)	Incorporated by reference to Exhibits 10(g) and 10(o) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 1, 2008.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K under the Exchange Act, filed October 1, 2008

(17)	Incorporated by reference to Exhibits 3(I), 4.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended October 31, 2008.

(18)	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended January 30, 2009.

(19)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended May 1, 2009.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended May 1, 2008.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K under the Exchange Act, filed on September 1, 2009.