Form 10-Q
period 2009-10-30
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2009-12-08
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐             No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

22,883,113 Shares of Common Stock
Outstanding as of November 27, 2009

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended October 30, 2009

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1
• Condensed Consolidated Financial Statements (Unaudited)

a) Condensed Consolidated Balance Sheet as of October 30, 2009 and July 31, 2009	3

b) Condensed Consolidated Statement of Income for the Quarters Ended October 30, 2009 and October 31, 2008	4

c) Condensed Consolidated Statement of Cash Flows for the Three Months Ended October 30, 2009 and October 31, 2008	5

d) Notes to Condensed Consolidated Financial Statements	6

Item 2
• Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3
• Quantitative and Qualitative Disclosures About Market Risk	24

Item 4
• Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A
• Risk Factors	25

Item 4
• Submission of Matters to a Vote of Security Holders	25

Item 6
• Exhibits	26

SIGNATURES	27

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)
	October 30,	July 31,
	2009	2009*
ASSETS
Current assets:
Cash and cash equivalents	$14,750	$11,609
Accounts receivable	12,985	12,730
Income taxes receivable	--	4,078
Inventories	152,688	137,424
Prepaid expenses and other current assets	14,983	9,193
Deferred income taxes	26,109	23,291
Total current assets	221,515	198,325

Property and equipment	1,583,771	1,572,438
Less: Accumulated depreciation and amortization of capital leases	581,946	570,662
Property and equipment – net	1,001,825	1,001,776

Other assets	46,015	45,080

Total assets	$1,269,355	$1,245,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,779	$92,168
Current maturities of long-term debt and other long-term obligations	7,423	7,422
Accrued interest expense	10,501	10,379
Income taxes payable	2,594	--
Other current liabilities	152,876	154,993
Total current liabilities	267,173	264,962

Long-term debt	636,188	638,040
Capital lease obligations	54	60
Interest rate swap liability	64,684	61,232
Other long-term obligations	93,834	89,610
Deferred income taxes	54,972	55,655

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized;
22,811,584 shares issued and outstanding at October 30, 2009,
and 22,722,685 shares issued and outstanding at July 31, 2009	228	227
Additional paid-in capital	16,923	12,972
Accumulated other comprehensive loss	(45,408)	(44,822)
Retained earnings	180,707	167,245
Total shareholders’ equity	152,450	135,622

Total liabilities and shareholders’ equity	$1,269,355	$1,245,181

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 31, 2009, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	October 30,	October 31,
	2009	2008

Total revenue	$581,183	$573,932

Cost of goods sold	177,471	181,357
Gross profit	403,712	392,575

Labor and other related expenses	224,760	222,433
Other store operating expenses	105,466	105,966
Store operating income	73,486	64,176

General and administrative expenses	35,501	31,618
Operating income	37,985	32,558

Interest expense	11,770	14,033
Income before income taxes	26,215	18,525

Provision for income taxes	8,191	5,693

Net income	$18,024	$12,832

Net income per share:
Basic	$0.79	$0.57
Diluted	$0.78	$0.57

Weighted average shares:
Basic	22,762,048	22,349,967
Diluted	23,136,385	22,666,326

Dividends declared per share	$0.20	$0.20

See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	October 30,	October 31,
	2009	2008
Cash flows from operating activities:
Net income	$18,024	$12,832
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	14,118	14,186
Loss on disposition of property and equipment	945	862
Share-based compensation	2,913	1,728
Excess tax benefit from share-based compensation	(324)	(7)
Changes in assets and liabilities:
Accounts receivable	(255)	1,973
Income taxes receivable	4,078	5,180
Inventories	(15,264)	(29,668)
Prepaid expenses and other current assets	(5,790)	(3,782)
Accounts payable	1,611	(8,135)
Accrued interest expense	122	130
Income taxes payable	2,918	--
Other current liabilities	(2,052)	(3,545)
Deferred income taxes	(635)	(750)
Other long-term assets and liabilities	2,998	2,290
Net cash provided by (used in) operating activities	23,407	(6,706)

Cash flows from investing activities:
Purchase of property and equipment	(14,904)	(22,003)
Proceeds from sale of property and equipment	50	728
Proceeds from insurance recoveries of property and equipment	33	28
Net cash used in investing activities	(14,821)	(21,247)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	158,000	288,200
Principal payments under long-term debt and other long-term obligations	(159,857)	(257,871)
Proceeds from exercise of share-based compensation awards	715	870
Excess tax benefit from share-based compensation	324	7
Dividends on common stock	(4,627)	(4,057)
Net cash (used in) provided by financing activities	(5,445)	27,149

Net increase (decrease) in cash and cash equivalents	3,141	(804)
Cash and cash equivalents, beginning of period	11,609	11,978
Cash and cash equivalents, end of period	$14,750	$11,174

Supplemental disclosures of cash flow information:
Cash paid during the three months for:
Interest, excluding interest rate swap payments, net of amounts capitalized	$4,212	$8,879
Interest rate swap	$6,831	$4,352
Income taxes	$625	$93

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swap	$(3,452)	$(1,820)
Change in deferred tax asset for interest rate swap	$2,866	$259

See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages and share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

The condensed consolidated balance sheets at October 30, 2009 and July 31, 2009 and the related condensed consolidated statements of income and cash flows for the quarters ended October 30, 2009 and October 31, 2008, have been prepared by Cracker Barrel Old Country Store, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2009 (the “2009 Form 10-K”).  References in these Notes to Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted.

2.	Summary of Significant Accounting Policies

The significant accounting policies of the Company are included in the 2009 Form 10-K.  During the quarter ended October 30, 2009, there were no significant changes to those accounting policies.  Management has evaluated subsequent events through December 8, 2009, which is the date the financial statements were issued.

3.	Recent Accounting Pronouncements

Accounting Standards Codification

On September 15, 2009, the Company adopted the Accounting Standards Codification (“ASC”) as issued by the Financial Accounting Standards Board (“FASB”).  The ASC is the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  The adoption did not have an impact on the Company’s consolidated financial statements.

Fair Value

On August 1, 2009, the first day of 2010, the Company adopted, on a prospective basis, accounting guidance as issued by the FASB for certain nonfinancial assets and liabilities that are recorded or disclosed at fair value on a nonrecurring basis, such as nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption did not have an impact on the Company’s consolidated financial statements.

4.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at October 30, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of October 30, 2009

Cash equivalents*	$3,248	$--	$--	$3,248
Deferred compensation plan assets**	23,785	--	--	23,785
Total assets at fair value	$27,033	$--	$--	$27,033

Interest rate swap liability (Note 7)	$--	$64,684	$--	$64,684
Total liabilities at fair value	$--	$64,684	$--	$64,684

The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of July 31, 2009

Cash equivalents*	$48	$--	$--	$48
Deferred compensation plan assets**	22,583	--	--	22,583
Total assets at fair value	$22,631	$--	$--	$22,631

Interest rate swap liability (Note 7)	$--	$61,232	$--	$61,232
Total liabilities at fair value	$--	$61,232	$--	$61,232
*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the condensed consolidated balance sheet as other assets.

The Company’s money market fund investments and deferred compensation plan assets are measured at fair value using quoted market prices.  The fair value of the Company’s interest rate swap liability is determined based on the present value of expected future cash flows.  Since the interest rate swap is based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full term of the swap, it is considered a Level 2 input.  Nonperformance risk is reflected in determining the interest rate swap’s fair value by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the swap’s term.  Thus, the adjustment for nonperformance risk is also considered as a Level 2 input.

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts due to their short duration. The fair value of the Company’s variable-rate term loans and revolving credit facility, based on quoted market prices, totaled approximately $615,034 and $619,200 at October 30, 2009 and July 31, 2009, respectively.  See Note 6 for additional information on the Company’s debt.

5.	Inventories

Inventories were comprised of the following at:

	October 30,	July 31,
	2009	2009

Retail	$120,292	$108,412
Restaurant	19,539	16,782
Supplies	12,857	12,230
Total	$152,688	$137,424

6.	Debt

Long-term debt consisted of the following at:

	October 30, 2009	July 31, 2009

Term Loans	$643,173	$645,000

Revolving Credit Facility	--	--

Note payable	420	444
	643,593	645,444
Current maturities	(7,405)	(7,404)
Long-term debt	$636,188	$638,040

At October 30, 2009, the Company’s credit facility (the “Credit Facility”) consisted of term loans with a scheduled maturity date of April 27, 2013 and a $250,000 revolving credit facility expiring April 27, 2011 (the “Revolving Credit Facility”).  At October 30, 2009, $600,000 of the Company’s term loans was swapped at 7.07% and the weighted average interest rate on the remaining $43,173 was 1.75%.  At October 30, 2009, the Company had outstanding $34,576 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 14).  At October 30, 2009, the Company had $215,424 available under the Revolving Credit Facility.  On November 6, 2009, the Company entered into an amendment to the Credit Facility which extended the maturities of portions of the term loans and the availability of the Revolving Credit Facility (see Note 15).

The Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At October 30, 2009, the Company was in compliance with all debt covenants.

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

7.	Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate its interest rate risk.  The Company does not hold or use derivative instruments for trading purposes.  The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

The Company has interest rate risk relative to its outstanding borrowings under its Credit Facility (see Note 6).  Loans under the Credit Facility bear interest, at the Company’s election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.

The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 6).  To manage this risk, the Company entered into an interest rate swap on May 4, 2006 in which it agreed to exchange with a counterparty, at specified intervals effective August 3, 2006, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rate swap was accounted for as a cash flow hedge.  The swapped portion of the Company’s outstanding debt is fixed at a rate of 5.57% plus the Company’s credit spread, or 7.07% based on the Company’s credit spread at October 30, 2009, over the 7-year life of the interest rate swap.

The swapped portion of the outstanding debt or notional amount of the interest rate swap over its remaining life is as follows:

From May 5, 2009 to May 3, 2010	$600,000
From May 4, 2010 to May 2, 2011	575,000
From May 3, 2011 to May 2, 2012	550,000
From May 3, 2012 to May 3, 2013	525,000

At October 30, 2009 and July 31, 2009, the estimated fair values of the Company’s derivative instrument were as follows:

	Balance Sheet Location	October 30, 2009	July 31, 2009
Interest rate swap (See Note 4)	Interest rate swap liability	$ 64,684	$ 61,232

The estimated fair value of the Company’s interest rate swap liability incorporates the Company’s own non-performance risk (see Note 4).  The adjustment related to non-performance risk at October 30, 2009 and July 31, 2009 resulted in a reduction of $4,244 and $5,372, respectively, in the fair value of the interest rate swap liability.  The offset to the interest rate swap liability is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of October 30, 2009, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $29,684.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instrument on AOCL for the quarter ended October 30, 2009 and the year ended July 31, 2009:

Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Quarter Ended October 30, 2009	Year Ended July 31, 2009
Cash flow hedge:
Interest rate swap	$ (3,452)	$ (21,614)

The following table summarizes the pre-tax effects of the Company’s derivative instrument on income for the quarters ended October 30, 2009 and October 31, 2008:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended	Quarter Ended
		October 30, 2009	October 31, 2008
Cash flow hedge:
Interest rate swap	Interest expense	$ 6,831	$ 4,352

No ineffectiveness has been recorded in the quarters ended October 30, 2009 and October 31, 2008.

8.	Shareholders’ Equity

During the quarter ended October 30, 2009, the Company received proceeds of $715 from the exercise of share-based compensation awards and the corresponding issuance of 88,899 shares of its common stock.  During the quarter ended October 30, 2009, the Company did not make any share repurchases.

During the quarter ended October 30, 2009, the Company paid dividends of $0.20 per common share.  During the first quarter of 2010, the Company also declared an additional dividend of $0.20 per common share that was paid on November 5, 2009 and is recorded in other current liabilities in the accompanying condensed consolidated balance sheet.  On December 2, 2009, the Company’s Board of Directors declared a regular dividend of $0.20 per share payable on February 5, 2010 to shareholders of record on January 15, 2010.

During the quarter ended October 30, 2009, the unrealized loss, net of tax, on the Company’s interest rate swap increased by $586 to $45,408 and is recorded in AOCL (see Notes 4, 7 and 9).

During the quarter ended October 30, 2009, total share-based compensation was $2,913.  During the quarter ended October 30, 2009, the excess tax benefit realized upon exercise of share-based compensation awards was $324.

9.	Comprehensive Income

Comprehensive income consisted of the following at:

	Quarter Ended
	October 30, 2009	October 31, 2008

Net income	$18,024	$12,832
Other comprehensive income:
Change in fair value of interest rate swap, net of tax benefit of $2,866 and $259, respectively	(586)	(1,561)
Total comprehensive income	$17,438	$11,271

10.	Seasonality

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

11.	Segment Reporting

Cracker Barrel units represent a single, integrated operation with two related and substantially integrated product lines.  The operating expenses of the restaurant and retail product line of a Cracker Barrel unit are shared and are indistinguishable in many respects.  Accordingly, the Company manages its business on the basis of one reportable operating segment.  All of the Company’s operations are located within the United States.  Total revenue was comprised of the following at:

	Quarter Ended
	October 30, 2009	October 31, 2008
Revenue:
Restaurant	$466,832	$455,967
Retail	114,351	117,965
Total revenue	$581,183	$573,932

12.           Shared-Based Compensation

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Share-based compensation expense is recorded in general and administrative expenses.  For the quarters ended October 30, 2009 and October 31, 2008, share-based compensation expense totaled $922 and $1,027, respectively, for stock options and $1,991 and $701, respectively, for nonvested stock.

13.           Net Income Per Share and Weighted Average Shares

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

The following table reconciles the components of the diluted earnings per share computations:

	Quarter Ended
	October 30,	October 31,
	2009	2008

Net income per share numerator	$18,024	$12,832

Net income per share denominator:
Weighted average shares	22,762,048	22,349,967
Add potential dilution:
Stock options and nonvested stock and stock awards	374,337	316,359
Diluted weighted average shares	23,136,385	22,666,326

14.	Commitments and Contingencies

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

The Company is contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  At October 30, 2009, the Company had $34,576 of standby letters of credit related to securing reserved claims under workers' compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its Revolving Credit Facility (see Note 6 for further information on the Company’s Revolving Credit Facility).

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At October 30, 2009, the lease has a remaining life of approximately 3.9 years with annual lease payments of approximately $361 for a total guarantee of $1,412.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform, and, therefore, no provision has been made in the accompanying condensed consolidated balance sheet for amounts to be paid in case of non-performance by the assignee.

Upon the sale of Logan’s Roadhouse, Inc. (“Logan’s”) in 2007, the Company reaffirmed its guarantee on the lease payments for two Logan’s restaurants.  At October 30, 2009, the operating leases have remaining lives of 2.2 and 10.4 years with annual payments of approximately $94 and $103, respectively, for a total guarantee of $1,370.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated balance sheet for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s and Logan’s sale-leaseback transaction (see Note 16 to the Company’s Consolidated Financial Statements included in the 2009 Form 10-K), the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  With the exception of certain tax indemnifications, the Company believes that the probability of being required to make any indemnification payments to Logan’s is remote.  Therefore, at October 30, 2009, the Company has recorded a liability of $72 in the condensed consolidated balance sheet for these potential tax indemnifications, but no provision has been recorded for potential non-tax indemnifications.

15.	Subsequent Event

On November 6, 2009, the Company entered into an amendment to the Credit Facility.  The amendment extended the availability of $165,000 of the $250,000 Revolving Credit Facility to January 27, 2013 from April 27, 2011.  The amendment also extended the maturity date of $250,000 of the Company’s term loans to April 27, 2016 from April 27, 2013.  Borrowings under the Credit Facility bear interest, at the Company’s election, either at the prime rate or LIBOR plus a credit spread.  The Company’s credit spreads to LIBOR on the term loans are 1.50% and 2.50% on the non-extended and extended term loans, respectively.  The Revolving Credit Facility credit spread is determined by reference to the Company’s consolidated total leverage ratio as defined in the Credit Facility.  Currently, the Company’s credit spreads to LIBOR are 1.50% and 2.50% on the non-extended portion and the extended portion, respectively, of the Revolving Credit Facility, while the Company’s credit spreads to the prime rate are 0.50% and 1.50% on the non-extended portion and the extended portion, respectively, of the Revolving Credit Facility.  Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q on December 8, 2009, based upon the Company’s consolidated total leverage ratio at October 30, 2009, the Company’s Revolving Credit Facility credit spreads to LIBOR will be reduced to 1.25% and 2.25% on the non-extended portion and the extended portion, respectively, of the Revolving Credit Facility.  At that time, the Company’s credit spreads to the prime rate also will be reduced to 0.25% and 1.25% on the non-extended portion and the extended portion, respectively, of the Revolving Credit Facility.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  At October 30, 2009, we operated 591 Cracker Barrel units in 41 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (the “2009 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of revenues or expenditures, plans and objectives for future operations, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,”   “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2009 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Critical Accounting Estimates” on pages 20-24 of this Form 10-Q or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter ended October 30, 2009 as compared to the same period in the prior year:

	Quarter Ended
	October 30,	October 31,
	2009	2008

Total revenue	100.0%	100.0%

Cost of goods sold	30.5	31.6
Gross profit	69.5	68.4

Labor and other related expenses	38.7	38.7
Other store operating expenses	18.2	18.5
Store operating income	12.6	11.2

General and administrative expenses	6.1	5.5
Operating income	6.5	5.7

Interest expense	2.0	2.5
Income before income taxes	4.5	3.2

Provision for income taxes	1.4	1.0

Net income	3.1%	2.2%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter ended October 30, 2009 as compared to the same period in the prior year:

	Quarter Ended
	October 30,	October 31,
	2009	2008
Revenue:
Restaurant	80.3%	79.4%
Retail	19.7	20.6
Total revenue	100.0%	100.0%

The following table sets forth the number of units in operation at the beginning and end of the quarters ended October 30, 2009 and October 31, 2008, respectively:

	Quarter Ended
	October 30,	October 31,
	2009	2008

Open at beginning of period	588	577
Opened during period	3	4
Open at end of period	591	581

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter ended October 30, 2009 as compared to the same period in the prior year:

	Quarter Ended
	October 30,	October 31,
	2009	2008
Revenue:
Restaurant	$791.8	$788.8
Retail	193.9	204.0
Total revenue	$985.7	$992.8

Total Revenue

Total revenue for the first quarter of 2010 increased 1.3% compared to the prior year first quarter.  For the quarter, comparable store restaurant sales increased 0.6% and comparable store retail sales decreased 4.8% resulting in a combined comparable store sales (total revenue) decrease of 0.5%.  The comparable store restaurant sales increase consisted of a 2.0% average check increase for the quarter (including a 2.7% average menu price increase) and a 1.4% guest traffic decrease.  The comparable store retail sales decrease was due to the decline in guest traffic and lower guest spending on retail products.  We continue to experience the effects of pressures on consumer discretionary income in our guest traffic and sales.  Sales from newly opened stores accounted for the total revenue increase in the first quarter.

Gross Profit

Gross profit as a percentage of total revenue for the first quarter of 2010 increased to 69.5% compared to 68.4% in the first quarter of the prior year.  The increase was due to our menu price increase referenced above and commodity deflation of 2.1%.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue remained flat compared to the first quarter of the prior year at 38.7%.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees and non-labor-related pre-opening expenses.  Other store operating expenses as a percentage of total revenue decreased to 18.2% in the first quarter this year compared to 18.5% in the first quarter of the prior year.  Lower utilities, supplies and store miscellaneous expenses, which each accounted for a 0.2% reduction in other store operating expenses, were partially offset by an increase of 0.3% in rent expense.  Lower utilities expense resulted from deflation in the costs of electricity and natural gas. Lower store miscellaneous expense resulted from lower hourly employee turnover and cost control initiatives.  The decrease in supplies was also due to cost control initiatives. The increase in rent expense was due to the sale-leaseback transactions we completed in the fourth quarter of 2009 (see Note 9 to our Consolidated Financial Statements contained in the 2009 Form 10-K for additional information).

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue increased to 6.1% in the first quarter of 2010 as compared to 5.5% in the first quarter of last year.  The increase was due to higher incentive compensation accruals, including share-based compensation, which reflected better performance against financial objectives in the first quarter of 2010 versus the same period a year ago.

Interest Expense

Interest expense as a percentage of total revenue decreased to 2.0% in the first quarter of 2010 as compared to 2.5% in the first quarter of last year primarily due to lower average debt outstanding.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 31.2% in the first quarter of 2010 as compared to 30.7% in the first quarter of 2009.  The increase in the effective tax rate from the first quarter of 2009 to the first quarter of 2010 reflected lower employer tax credits as a percent of pre-tax income due to the increase in pre-tax income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $250,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 31, 2009, our borrowings under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards were sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first quarter of 2010.

We believe that cash at October 30, 2009, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continued operations, our continued expansion plans, our principal payments on our debt and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.  See “Borrowing Capacity and Debt Covenants” section below regarding our amendment to extend $165,000 of our Revolving Credit Facility availability to January 27, 2013.

Cash Generated From Operations

Our operating activities provided net cash of $23,407 for the quarter ended October 30, 2009, which represented an increase from the $6,706 net cash used during the same period a year ago.  This increase reflected the change in retail inventories, the timing of payments for accounts payable and higher net income.

Borrowing Capacity and Debt Covenants

On November 6, 2009, we entered into an amendment to our $1,250,000 credit facility (the “Credit Facility”), which consists of term loans (aggregate outstanding at October 30, 2009 was $643,173) and the Revolving Credit Facility.  The amendment extended the maturity date of $250,000 of our term loans to April 27, 2016 from April 27, 2013.  The amendment also extended the availability of $165,000 of the Revolving Credit Facility to January 27, 2013 from April 27, 2011.  At October 30, 2009, although we did not have any outstanding borrowings under the Revolving Credit Facility, we had $34,576 of standby letters of credit related to securing reserved claims under workers' compensation insurance which reduce our availability under the Revolving Credit Facility.  At October 30, 2009, we had $215,424 in borrowing capacity under our Revolving Credit Facility.  See Notes 6 and 15 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which include a requirement that we maintain a maximum consolidated total leverage ratio (ratio of total indebtedness to EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization) of 3.75 at October 30, 2009 and throughout the remaining term of the Credit Facility.  The Credit Facility’s financial covenants also require that we maintain a minimum consolidated interest coverage ratio (ratio of earnings before interest, taxes, depreciation and amortization to cash interest payable, as defined) of 3.75 at October 30, 2009.  The minimum consolidated interest coverage ratio increases to 4.00 for the fourth quarter of 2010 and for the remaining term of the Credit Facility.

At October 30, 2009, our consolidated total leverage ratio and consolidated interest coverage ratio were 2.92 and 8.56, respectively.  We presently expect to remain in compliance with the Credit Facility’s financial covenants for the remaining term of the facility.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

We have been authorized to repurchase shares during 2010 to offset share dilution that might result from employee option exercises or employee share issuance.  The principal criteria for share repurchases are that they be accretive to expected net income per share, are within the limits imposed by our Credit Facility and that they be made only from free cash flow (operating cash flow less capital expenditures and dividends) rather than borrowings.  During the quarter ended October 30, 2009, we did not make any share repurchases.  In the second quarter of 2010, we expect to repurchase shares from free cash flow to offset share dilution.

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

During the quarter ended October 30, 2009, we paid dividends of $0.20 per common share.  During the first quarter of 2010, we also declared an additional dividend of $0.20 per common share that was paid on November 5, 2009.  On December 2, 2009, the Company’s Board of Directors declared a regular dividend of $0.20 per share payable on February 5, 2010 to shareholders of record on January 15, 2010.

During the quarter ended October 30, 2009, we received proceeds of $715 from the exercise of share-based compensation awards and the corresponding issuance of 88,899 shares of our common stock.

Working Capital

We had negative working capital of $45,658 at October 30, 2009 versus negative working capital of $66,637 at July 31, 2009.  The change in working capital compared with July 31, 2009 reflected higher retail inventories.  In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Like many other restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

Capital Expenditures

Capital expenditures (purchase of property and equipment) were $14,904 for the quarter ended October 30, 2009 as compared to $22,003 during the same period a year ago.  Capital expenditures for maintenance programs accounted for most of the expenditures.  The decrease in capital expenditures from the first quarter of 2009 to the first quarter of 2010 is primarily due to a reduction in the number of new locations acquired and under construction as compared to the prior year.  We estimate that our capital expenditures for 2010 will be between $70,000 and $75,000. This estimate includes certain costs related to the acquisition of sites and construction of seven new stores that have opened or will open during 2010, as well as for acquisition and construction costs for locations that we expect to open in 2011, capital expenditures for maintenance programs and operational innovation initiatives.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.  Capitalized interest was $80 and $200, respectively, for the quarters ended October 30, 2009 and October 31, 2008.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no material off-balance sheet arrangements.  Refer to  the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2009 Form 10-K for additional information regarding our operating leases.

Material Commitments

Except as set forth above under "Borrowing Capacity and Debt Covenants," there have been no material changes in our material commitments other than in the ordinary course of business since the end of 2009.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2009 Form 10-K for additional information regarding our material commitments.

Recent Accounting Pronouncements

Accounting Standards Codification

On September 15, 2009, we adopted the Accounting Standards Codification (“ASC”) as issued by the Financial Accounting Standards Board (“FASB”). The ASC is the single source of authoritative nongovernmental accounting principles generally accepted in the United States of America (“GAAP”), except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  The adoption did not have an impact on our consolidated financial statements.

Fair Value

On August 1, 2009, the first day of 2010, we adopted, on a prospective basis, new accounting guidance as issued by the FASB for certain nonfinancial assets and liabilities that are recorded or disclosed at fair value on a nonrecurring basis, such as nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption did not have an impact on our consolidated financial statements.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2009 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Critical accounting estimates are those that:

•	management believes are both most important to the portrayal of our financial condition and operating results and
•	require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We consider the following accounting estimates to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Impairment of Long-Lived Assets and Provision for Asset Dispositions
•	Insurance Reserves
•	Inventory Reserves
•	Tax Provision
•	Share-Based Compensation
•	Unredeemed Gift Cards
•	Legal Proceedings

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

We have not made any material changes in our methodology for assessing impairments during the first quarter of 2010 and we do not believe that there will be a material change in the estimates or assumptions we use to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  We did not record any impairment charges in the first quarter of 2010.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation, general liability and health insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  We self-insure a portion of our group health program.  Benefits for any individual (employee or dependents) in the self-insured program are limited to not more than $1,000 lifetime, $100 in any given plan year and, in certain cases, to not more than $15 in any given plan year.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by our third party administrator.

We record a liability for workers’ compensation and general liability for all unresolved claims and for an actuarially determined estimate of incurred but not reported claims at the anticipated cost to us based upon an actuarially determined reserve as of the end of our third quarter and adjust it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual actuarial study of our reserve requirements.  Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the actuarially determined losses at the low end of that range and discount them to present value using a risk-free interest rate based on the actuarially projected timing of payments.  We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of our reserves.  From time to time, we perform limited scope interim updates of our actuarial studies to verify and/or modify our reserves.

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first quarter of 2010 and do not believe there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions or management judgments in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Inventory Reserves

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory accounting method.  Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgment regarding inventory aging and future promotional activities.  Cost of goods sold includes an estimate of shrinkage that is adjusted upon physical inventory counts in subsequent periods.  Physical inventory counts are conducted throughout the third and fourth quarters of the fiscal year based upon a cyclical inventory schedule.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis. We have not made any material changes in the methodology used to estimate shrinkage during the first quarter of 2010 and do not believe that there will be a material change in the future estimates or assumptions used to calculate shrinkage.  However, actual shrinkage recorded may produce materially different amounts of shrinkage than we have estimated.

Tax Provision

We must make estimates of certain items that comprise our income tax provision.  These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on employee tip income, Work Opportunity and Welfare to Work credits, as well as estimates related to certain depreciation and capitalization policies.

We recognize (or derecognize) a tax position taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained (or not sustained) upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Our estimates are made based on current tax laws, the best available information at the time of the provision and historical experience.  We file our income tax returns many months after our year end.  These returns are subject to audit by the federal and various state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, a successful legal proceeding or settlement could result in material adjustments to our consolidated financial statements and our consolidated financial position (see Note 15 to our Consolidated Financial Statements contained in the 2009 Form 10-K for additional information).

Share-Based Compensation

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

The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  We update the historical and implied components of the expected volatility assumption when new grants are made.  We update option exercise and termination assumptions annually.  The expected life is a by-product of the lattice model and is updated when new grants are made.

Compensation expense is recognized for only the portion of awards that are expected to vest.  Therefore, an estimated forfeiture rate derived from historical employee termination behavior, grouped by job classification, is applied against share-based compensation expense.  The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award were, in substance, multiple awards.  We update the estimated forfeiture rate to actual on each of the vesting dates and adjust compensation expense accordingly so that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation expense during the first quarter of 2010.  We do not believe that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards during the first quarter of 2010 and do not believe there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2009 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference.  There have been no material changes in our quantitative and qualitative market risks since July 31, 2009.

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of October 30, 2009, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 30, 2009 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2009 Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Although no items were submitted to a vote of security holders during the quarter ended October 30, 2009, the annual meeting of shareholders (the “Annual Meeting”) was held on December 2, 2009.

(b)
Proxies for the Annual Meeting were solicited in accordance with Regulation 14 of the Exchange Act; there was no solicitation in opposition to management’s nominees and all of management’s nominees were elected.  Each director is elected to serve for a 1-year term and until his or her successor is elected and qualified.

(c)           The following sets forth the results of voting on each matter at the Annual Meeting:

Proposal 1 – Election of Directors.

		WITHHOLD
	FOR	AUTHORITY

Robert V. Dale	19,312,269	951,066
Richard J. Dobkin	19,365,632	897,703
Robert C. Hilton	19,378,632	884,703
Charles E. Jones, Jr.	14,929,341	5,333,994
B. F. “Jack” Lowery	17,033,094	3,230,241
Martha M. Mitchell	19,418,419	844,916
Andrea M. Weiss	19,329,424	933,911
Jimmie D. White	19,421,014	842,321
Michael A. Woodhouse	19,028,001	1,235,334

Proposal 2 - To approve the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2010.

Votes cast for	19,743,235
Votes cast against	490,020
Votes cast to abstain	30,078

Proposal 3 - To approve the proposed amendment to the Company’s 2002 Omnibus Incentive Compensation Plan to change the equity compensation for non-management directors from a fixed number of shares to a targeted value.

Votes cast for	8,067,221
Votes cast against	7,957,713
Votes cast to abstain	52,448

Item 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 12/8/09	By:	/s/Sandra B. Cochran
Sandra B. Cochran, Executive Vice President and
Chief Financial Officer

Date: 12/8/09	By:	/s/Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1
Bylaws of Cracker Barrel Old Country Store, Inc. (as amended and restated effective September 10, 2009) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 10, 2009 and filed with the Commission on September 16, 2009)

10.1	Second Amendment to Credit Facility (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 6, 2009 and filed with the Commission on November 10, 2009)

10.2	2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 10, 2009 and filed with the Commission on September 16, 2009)

10.3	2010 Long-Term Incentive Plan

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications