Form 10-Q
period 2010-01-29
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2010-03-09
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 29, 2010

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

22,904,895 Shares of Common Stock
Outstanding as of February 26, 2010

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended January 29, 2010

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1
• Condensed Consolidated Financial Statements (Unaudited)

a) Condensed Consolidated Balance Sheet as of January 29, 2010 and July 31, 2009	3

b) Condensed Consolidated Statement of Income for the Quarters and Six Months Ended January 29, 2010 and January 30, 2009	4

c) Condensed Consolidated Statement of Cash Flows for the Six Months Ended January 29, 2010 and January 30, 2009	5

d) Notes to Condensed Consolidated Financial Statements	6

Item 2
• Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3
• Quantitative and Qualitative Disclosures About Market Risk	27

Item 4
• Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A
• Risk Factors	28

Item 2
• Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 5
• Other Information	28

Item 6
• Exhibits	28

SIGNATURES	29

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)
	January 29,	July 31,
	2010	2009*
ASSETS
Current assets:
Cash and cash equivalents	$13,151	$11,609
Accounts receivable	17,692	12,730
Income taxes receivable	2,332	4,078
Inventories	120,859	137,424
Prepaid expenses and other current assets	12,421	9,193
Deferred income taxes	25,585	23,291
Total current assets	192,040	198,325

Property and equipment	1,590,027	1,572,438
Less: Accumulated depreciation and amortization of capital leases	595,213	570,662
Property and equipment – net	994,814	1,001,776

Other assets	50,010	45,080

Total assets	$1,236,864	$1,245,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,606	$92,168
Current maturities of long-term debt and other long-term obligations	6,975	7,422
Deferred revenue	40,718	22,528
Accrued interest expense	10,930	10,379
Other accrued expenses	123,247	132,465
Total current liabilities	253,476	264,962

Long-term debt	595,236	638,040
Capital lease obligations	51	60
Interest rate swap liability	64,251	61,232
Other long-term obligations	95,392	89,610
Deferred income taxes	55,371	55,655

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized;
22,802,610 shares issued and outstanding at January 29, 2010,
and 22,722,685 shares issued and outstanding at July 31, 2009	228	227
Additional paid-in capital	16,789	12,972
Accumulated other comprehensive loss	(45,361)	(44,822)
Retained earnings	201,431	167,245
Total shareholders’ equity	173,087	135,622

Total liabilities and shareholders’ equity	$1,236,864	$1,245,181

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 31, 2009, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2010	2009	2010	2009

Total revenue	$632,616	$630,182	$1,213,799	$1,204,114

Cost of goods sold	211,898	222,493	389,369	403,850
Gross profit	420,718	407,689	824,430	800,264

Labor and other related expenses	228,594	234,118	453,354	456,551
Impairment and store closing charges	2,263	--	2,263	--
Other store operating expenses	105,501	105,740	210,967	211,706
Store operating income	84,360	67,831	157,846	132,007

General and administrative expenses	34,975	28,558	70,476	60,176
Operating income	49,385	39,273	87,370	71,831

Interest expense	13,293	13,281	25,063	27,314
Income before income taxes	36,092	25,992	62,307	44,517

Provision for income taxes	10,699	7,630	18,890	13,323

Net income	$25,393	$18,362	$43,417	$31,194

Net income per share:
Basic	$1.11	$0.82	$1.90	$1.39
Diluted	$1.09	$0.81	$1.87	$1.38

Weighted average shares:
Basic	22,831,645	22,389,598	22,796,846	22,369,783
Diluted	23,397,279	22,597,183	23,266,832	22,631,754

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 29,	January 30,
	2010	2009
Cash flows from operating activities:
Net income	$43,417	$31,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,499	28,938
Loss on disposition of property and equipment	2,033	1,790
Impairment	2,263	--
Share-based compensation	5,825	3,744
Excess tax benefit from share-based compensation	(1,228)	--
Changes in assets and liabilities:
Accounts receivable	(4,962)	797
Income taxes receivable	2,974	1,834
Inventories	16,565	18,196
Prepaid expenses and other current assets	(3,228)	(1,089)
Accounts payable	(20,562)	(36,969)
Deferred revenue	18,190	13,615
Accrued interest expense	551	(1,486)
Other accrued expenses	(9,176)	(13,543)
Deferred income taxes	(98)	(1,293)
Other long-term assets and liabilities	3,201	4,106
Net cash provided by operating activities	86,264	49,834

Cash flows from investing activities:
Purchase of property and equipment	(27,550)	(37,444)
Proceeds from sale of property and equipment	100	1,496
Proceeds from insurance recoveries of property and equipment	176	74
Net cash used in investing activities	(27,274)	(35,874)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	270,100	518,200
Principal payments under long-term debt and other long-term obligations	(313,360)	(525,265)
Proceeds from exercise of share-based compensation awards	4,564	877
Excess tax benefit from share-based compensation	1,228	--
Purchases and retirement of common stock	(7,799)	--
Deferred financing costs	(2,908)	--
Dividends on common stock	(9,273)	(8,615)
Net cash used in financing activities	(57,448)	(14,803)

Net increase (decrease) in cash and cash equivalents	1,542	(843)
Cash and cash equivalents, beginning of period	11,609	11,978
Cash and cash equivalents, end of period	$13,151	$11,135

Supplemental disclosures of cash flow information:
Cash paid during the six months for:
Interest, excluding interest rate swap payments, net of amounts capitalized	$7,708	$18,832
Interest rate swap	$14,630	$8,743
Income taxes	$16,755	$10,856

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swap	$(3,019)	$(23,708)
Change in deferred tax asset for interest rate swap	$2,480	$6,843

See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages and share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

The condensed consolidated balance sheets at January 29, 2010 and July 31, 2009 and the related condensed consolidated statements of income and cash flows for the quarters and/or six-month periods ended January 29, 2010 and January 30, 2009, have been prepared by Cracker Barrel Old Country Store, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

2.	Summary of Significant Accounting Policies

The significant accounting policies of the Company are included in the 2009 Form 10-K.  During the six-month period ended January 29, 2010, there were no significant changes to those accounting policies.

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

Fair Value

On August 1, 2009, the first day of 2010, the Company adopted, on a prospective basis, accounting guidance as issued by the FASB for certain nonfinancial assets and liabilities that are recorded or disclosed at fair value on a nonrecurring basis, such as nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption did not have an impact on the Company’s consolidated financial statements.   See Note 4 for further information related to the Company’s assets and liabilities measured at fair value on a nonrecurring basis.

4.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at January 29, 2010 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of January 29, 2010

Cash equivalents*	$2,348	$--	$--	$2,348
Deferred compensation plan assets**	25,224	--	--	25,224
Total assets at fair value	$27,572	$--	$--	$27,572

Interest rate swap liability (Note 7)	$--	$64,251	$--	$64,251
Total liabilities at fair value	$--	$64,251	$--	$64,251

The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of July 31, 2009

Cash equivalents*	$48	$--	$--	$48
Deferred compensation plan assets**	22,583	--	--	22,583
Total assets at fair value	$22,631	$--	$--	$22,631

Interest rate swap liability (Note 7)	$--	$61,232	$--	$61,232
Total liabilities at fair value	$--	$61,232	$--	$61,232
*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the condensed consolidated balance sheet as other assets.

The Company’s money market fund investments and deferred compensation plan assets are measured at fair value using quoted market prices.  The fair value of the Company’s interest rate swap liability is determined based on the present value of expected future cash flows.  Since the interest rate swap is based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full term of the swap, it is considered a Level 2 input.  Nonperformance risk is reflected in determining the interest rate swap’s fair value by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the swap’s term.  Thus, the adjustment for nonperformance risk is also considered a Level 2 input.

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts due to their short duration. The fair value of the Company’s variable-rate term loans and revolving credit facility, based on quoted market prices, totaled approximately $590,932 and $619,200 at January 29, 2010 and July 31, 2009, respectively.  See Note 6 for additional information on the Company’s debt.

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset.  If the total expected future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from impairment is recognized by a charge to income.  During the quarter ended January 29, 2010, one leased Cracker Barrel store was determined to be impaired based on declining operating performance and resulting negative cash flow projections.  Fair value of the leased store was determined by using a cash flow model.  Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows and are impacted by economic conditions and management’s expectations.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  Based on its analysis, the Company reduced the leased store’s carrying value to zero; this resulted in an impairment charge of $2,263.

5.	Inventories

Inventories were comprised of the following at:

	January 29,	July 31,
	2010	2009

Retail	$89,483	$108,412
Restaurant	18,722	16,782
Supplies	12,654	12,230
Total	$120,859	$137,424

6.	Debt

Long-term debt consisted of the following at:

	January 29, 2010	July 31, 2009

Term loans payable on or before April 27, 2013	$367,861	$645,000

Term loans payable on or before April 27, 2016	233,937	--

Revolving Credit Facility	--	--

Note payable	395	444
	602,193	645,444
Current maturities	(6,957)	(7,404)
Long-term debt	$595,236	$638,040

The Company’s credit facility (the “Credit Facility”) consists of term loans (aggregate outstanding at January 29, 2010 was $601,798) and a $250,000 revolving credit facility (the “Revolving Credit Facility”).  On November 6, 2009, the Company entered into an amendment to the Credit Facility which extended the availability of $165,000 of the $250,000 Revolving Credit Facility to January 27, 2013 from April 27, 2011.  The amendment also extended the maturity date of $250,000 of the Company’s then outstanding term loans to April 27, 2016 from April 27, 2013.

At January 29, 2010, $600,000 of the Company’s term loans was swapped at a weighted average interest rate of 7.46% (see Note 7).  The weighted average interest rate on the remaining $1,798 was 2.14%.  At January 29, 2010, the Company had outstanding $32,626 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 15).  At January 29, 2010, the Company had $217,374 available under the Revolving Credit Facility.

The Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At January 29, 2010, the Company was in compliance with all debt covenants.

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

The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 6).  To manage this risk, the Company entered into an interest rate swap on May 4, 2006 in which it agreed to exchange with a counterparty, at specified intervals effective August 3, 2006, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rate swap was accounted for as a cash flow hedge.  The swapped portion of the Company’s outstanding debt is fixed at a rate of 5.57% plus the Company’s credit spread over the 7-year life of the interest rate swap.   The Company’s weighted average credit spread at January 29, 2010 was 1.89%.

The swapped portion of the outstanding debt or notional amount of the interest rate swap over its remaining life is as follows:

From May 5, 2009 to May 3, 2010	$600,000
From May 4, 2010 to May 2, 2011	575,000
From May 3, 2011 to May 2, 2012	550,000
From May 3, 2012 to May 3, 2013	525,000

At January 29, 2010 and July 31, 2009, the estimated fair values of the Company’s derivative instrument were as follows:

	Balance Sheet Location	January 29, 2010	July 31, 2009
Interest rate swap (See Note 4)	Interest rate swap liability	$64,251	$61,232

The estimated fair value of the Company’s interest rate swap liability incorporates the Company’s own non-performance risk (see Note 4).  The adjustment related to non-performance risk at January 29, 2010 and July 31, 2009 resulted in reductions of $3,513 and $5,372, respectively, in the fair values of the interest rate swap liability.  The offset to the interest rate swap liability is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of January 29, 2010, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $29,875.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instrument on AOCL for the six-month period ended January 29, 2010 and the year ended July 31, 2009:

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Six Months Ended	Year Ended
	January 29, 2010	July 31, 2009
Cash flow hedge:
Interest rate swap	$(3,019)	$(21,614)

The following table summarizes the pre-tax effects of the Company’s derivative instrument on income for the quarters and six-month periods ended January 29, 2010 and January 30, 2009:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		January 29, 2010	January 30, 2009	January 29, 2010	January 30, 2009
Cash flow hedge:
Interest rate swap	Interest expense	$7,799	$4,391	$14,630	$8,743

No ineffectiveness has been recorded in the six-month periods ended January 29, 2010 and January 30, 2009.

8.	Shareholders’ Equity

During the six-month period ended January 29, 2010, the Company received proceeds of $4,564 from the exercise of share-based compensation awards and the corresponding issuance of 284,925 shares of its common stock.  During the six-month period ended January 29, 2010, the Company repurchased 205,000 shares of its common stock in the open market at an aggregate cost of $7,799 (see Note 10).

During the six-month period ended January 29, 2010, the Company paid dividends of $0.40 per common share.  During the second quarter of 2010, the Company also declared an additional dividend of $0.20 per common share that was paid on February 5, 2010 and is recorded in other accrued expenses in the accompanying condensed consolidated balance sheet.  On February 25, 2010, the Company’s Board of Directors declared a regular dividend of $0.20 per share payable on May 5, 2010 to shareholders of record on April 16, 2010.

During the six-month period ended January 29, 2010, the unrealized loss, net of tax, on the Company’s interest rate swap increased by $539 to $45,361 and is recorded in AOCL (see Notes 4, 7 and 9).

During the six-month period ended January 29, 2010, total share-based compensation expense was $5,825.  During the six-month period ended January 29, 2010, the excess tax benefit realized upon exercise of share-based compensation awards was $1,228.

9.	Comprehensive Income

Comprehensive income consisted of the following at:

	Quarter Ended		Six Months Ended
	January 29, 2010	January 30, 2009	January 29, 2010	January 30, 2009

Net income	$25,393	$18,362	$43,417	$31,194
Other comprehensive income:
Change in fair value of interest rate swap, net of tax	47	(15,304)	(539)	(16,865)
Total comprehensive income	$25,440	$3,058	$42,878	$14,329

For the quarters ended January 29, 2010 and January 30, 2009, the change in fair value of the Company’s interest rate swap is net of a tax provision of $386 and a tax benefit of $6,584, respectively.  For the six-month periods ended January 29, 2010 and January 30, 2009, the change in fair value of the Company’s interest rate swap is net of a tax benefit of $2,480 and $6,843, respectively.

10.	Share Repurchases

During 2010, the Company has been authorized by its Board of Directors to repurchase shares to offset share dilution that might result from employee option exercises or employee share issuance.  See Note 7 to the Company’s Consolidated Financial Statements contained in the 2009 Form 10-K.  During the second quarter ended January 29, 2010, the Company repurchased 205,000 shares of its common stock in the open market at an aggregate cost of $7,799.  Related transaction costs and fees that were recorded as a reduction to shareholders’ equity resulted in the shares being repurchased at an average cost of $38.04 per share.

11.	Seasonality

Historically, the net income of the Company has been lower in the first and third quarters and higher in the second and fourth quarters.  Management attributes these variations to the Christmas holiday shopping season and the summer vacation and travel season.  The Company's retail sales, which are made substantially to the Company’s restaurant customers, historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby contributing to higher profits in the Company’s fourth quarter.  The Company also generally opens additional new locations throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

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

	Quarter Ended		Six Months Ended
	January 29, 2010	January 30, 2009	January 29, 2010	January 30, 2009
Revenue:
Restaurant	$473,953	$468,919	$940,785	$924,886
Retail	158,663	161,263	273,014	279,228
Total revenue	$632,616	$630,182	$1,213,799	$1,204,114

13.           Shared-Based Compensation

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Share-based compensation expense is recorded in general and administrative expenses.  For the quarter and six-month period ended January 29, 2010, share-based compensation expense totaled $789 and $1,711, respectively, for stock options and $2,123 and $4,114, respectively, for nonvested stock.  For the quarter and six-month period ended January 30, 2009, share-based compensation expense totaled $925 and $1,952, respectively, for stock options and $1,091 and $1,792, respectively, for nonvested stock.

14.           Net Income Per Share and Weighted Average Shares

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

The following table reconciles the components of the diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2010	2009	2010	2009
Net income per share numerator	$25,393	$18,362	$43,417	$31,194

Net income per share denominator:
Weighted average shares	22,831,645	22,389,598	22,796,846	22,369,783
Add potential dilution:
Stock options and nonvested stock and stock awards	565,634	207,585	469,986	261,971
Diluted weighted average shares	23,397,279	22,597,183	23,266,832	22,631,754

15.	Commitments and Contingencies

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

The Company is contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  At January 29, 2010, the Company had $32,626 of standby letters of credit related to securing reserved claims under workers' compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its Revolving Credit Facility (see Note 6 for further information on the Company’s Revolving Credit Facility).

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At January 29, 2010, the lease has a remaining life of approximately 3.7 years with annual lease payments of approximately $361 for a total guarantee of $1,322.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform, and, therefore, no provision has been made in the accompanying condensed consolidated balance sheet for amounts to be paid in case of non-performance by the assignee.

Upon the sale of Logan’s Roadhouse, Inc. (“Logan’s”) in 2007, the Company reaffirmed its guarantee on the lease payments for two Logan’s restaurants.  At January 29, 2010, the operating leases have remaining lives of 1.9 and 10.2 years with annual payments of approximately $94 and $106, respectively, for a total guarantee of $1,322.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated balance sheet for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s and Logan’s sale-leaseback transaction (see Note 16 to the Company’s Consolidated Financial Statements included in the 2009 Form 10-K), the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  With the exception of certain tax indemnifications, the Company believes that the probability of being required to make any indemnification payments to Logan’s is remote.  Therefore, at January 29, 2010, the Company has recorded a liability of $78 in the condensed consolidated balance sheet for these potential tax indemnifications, but no provision has been recorded for potential non-tax indemnifications.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  At January 29, 2010, we operated 593 Cracker Barrel units in 41 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

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

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended January 29, 2010 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2010	2009	2010	2009

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	33.5	35.3	32.1	33.5
Gross profit	66.5	64.7	67.9	66.5

Labor and other related expenses	36.1	37.1	37.3	37.9
Impairment and store closing charges	0.4	--	0.2	--
Other store operating expenses	16.7	16.8	17.4	17.6
Store operating income	13.3	10.8	13.0	11.0

General and administrative expenses	5.5	4.6	5.8	5.0
Operating income	7.8	6.2	7.2	6.0

Interest expense	2.1	2.1	2.1	2.3
Income before income taxes	5.7	4.1	5.1	3.7

Provision for income taxes	1.7	1.2	1.5	1.1

Net income	4.0%	2.9%	3.6%	2.6%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and the six-month period ended January 29, 2010 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2010	2009	2010	2009
Revenue:
Restaurant	74.9%	74.4%	77.5%	76.8%
Retail	25.1	25.6	22.5	23.2
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table sets forth the number of units in operation at the beginning and end of the quarters and six-month periods ended January 29, 2010 and January 30, 2009, respectively:

	Quarter Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2010	2009	2010	2009

Open at beginning of period	591	581	588	577
Open during period	2	4	5	8
Open at the end of period	593	585	593	585

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter and six-month period ended January 29, 2010 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29,	January 30,	January 29,	January 30,
	2010	2009	2010	2009
Revenue:
Restaurant	$799.3	$802.7	$1,591.1	$1,591.6
Retail	267.6	276.1	461.8	480.5
Total revenue	$1,066.9	$1,078.8	$2,052.9	$2,072.1

Total Revenue

Total revenue for the second quarter of 2010 increased 0.4% compared to the prior year second quarter.  For the quarter, comparable store restaurant sales decreased 0.2% and comparable store retail sales decreased 3.0% resulting in a combined comparable store sales (total revenue) decrease of 0.9%.  The comparable store restaurant sales decrease consisted of a 2.1% average check increase for the quarter (including a 2.4% average menu price increase) and a 2.3% guest traffic decrease.  The comparable store retail sales decrease was due to the decline in guest traffic.  We continue to experience the effects of pressures on consumer discretionary income in our guest traffic and sales.  Sales from newly opened stores accounted for the total revenue increase in the second quarter.

Total revenue for the six-month period ended January 29, 2010 increased 0.8% compared to the six-month period ended January 30, 2009.  For the six-month period ended January 29, 2010, comparable store restaurant sales increased 0.2% and comparable store retail sales decreased 3.8% resulting in a combined comparable store sales (total revenue) decrease of 0.7%.  The comparable store restaurant sales increase consisted of a 2.0% average check increase for the six months (including a 2.6% average menu price increase) and a 1.8% guest traffic decrease.  The comparable store retail sales decrease was due to the decline in guest traffic.  We continue to experience the effects of pressures on consumer discretionary income in our guest traffic and sales.  Sales from newly opened stores accounted for the balance of the total revenue increase in the six-month period ended January 29, 2010.

Gross Profit

Gross profit as a percentage of total revenue for the second quarter of 2010 increased to 66.5% compared to 64.7% in the second quarter of the prior year.  The increase was due to our menu price increase referenced above, commodity deflation of 2.4%, a decrease in markdowns of retail merchandise that reduced retail cost of goods sold 2.0% as a percentage of retail sales as compared with the prior year and a decrease in food waste that reduced restaurant cost of goods sold 0.4% as a percentage of restaurant sales as compared with the prior year.  These gross profit increases were partially offset by unfavorable menu mix related to promotions that increased restaurant cost of goods sold 0.2% as a percentage of restaurant sales as compared with the prior year.

Gross profit as a percentage of total revenue for the six-month period ended January 29, 2010 increased to 67.9% compared to 66.5% in the six-month period ended January 30, 2009.  The increase was due to our menu price increase referenced above and commodity deflation of 2.2%.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue decreased to 36.1% in the second quarter of 2010 from 37.1% in the prior year.  This decrease resulted primarily from decreases of 0.5%, 0.4% and 0.3% as a percentage of total revenue, respectively, in healthcare costs, wages (as a result of a one-time benefit related to a change in hourly pay practices) and workers’ compensation expense partially offset by a 0.2% increase in store management compensation as a percentage of total revenue as compared to the prior year.  The decrease in healthcare costs was due to lower medical claims.  In 2010, we changed certain hourly pay policies which resulted in lower wages being paid in the second quarter of 2010 as compared to the prior year.  Although our limited scope actuarial reviews completed during the second quarters of 2010 and 2009 both resulted in reductions in our workers’ compensation expense, we recorded a higher reduction in the second quarter of 2010 as compared to the prior year.  The increase in store management compensation was due to higher store bonus accruals, which reflected better performance against financial objectives in the second quarter of 2010 as compared to the prior year, partially offset by lower staffing levels.

Labor and other related expenses as a percentage of total revenue decreased to 37.3% in the six-month period ended January 29, 2010 as compared to 37.9% in the six-month period ended January 30, 2009.  This decrease resulted primarily (and equally) from a reduction in hourly wages, lower workers’ compensation expense and lower healthcare costs.  The reduction in hourly wages resulted from a one-time benefit in the second quarter of 2010 related to a change in hourly pay practices.  Lower workers’ compensation expense resulted from revised actuarial estimates.  The decrease in healthcare costs was due to lower medical claims.

Impairment and Store Closing Charges

During the second quarter of 2010, one leased Cracker Barrel store was determined to be impaired, resulting in an impairment charge of $2,263 for the six-month period ended January 29, 2010.  This store was impaired due to declining operating performance and resulting negative cash flow projections.  See Note 4 to the accompanying Condensed Consolidated Financial Statements for more details surrounding the impairment charge.  We did not incur any impairment charges in the six-month period ended January 30, 2009 or any store closing costs in the six-month periods ended January 29, 2010 and January 30, 2009.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees and non-labor-related pre-opening expenses.  Other store operating expenses as a percentage of total revenue was relatively constant during the second quarter and first six months of 2010 as compared to the same periods in the prior year.  Other store operating expense as a percentage of total revenue was 16.7% and 16.8%, respectively, in the second quarters of 2010 and 2009 and was 17.4% and 17.6%, respectively, in the first six months of 2010 and 2009.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue were 5.5% and 5.8%, respectively, in the quarter and six-month periods ended January 29, 2010 as compared to 4.6% and 5.0%, respectively, in the quarter and six-month periods ended January 30, 2009.  Both increases were due to higher incentive compensation accruals, including share-based compensation, which reflected better performance against financial objectives in 2010 as compared to the same periods in prior year.

Interest Expense

Interest expense as a percentage of total revenue was relatively constant during the quarter and six-month periods ended January 29, 2010 as compared to the same periods in the prior year.  Interest expense as a percentage of total revenue was flat at 2.1% in the second quarters of 2010 and 2009 and was 2.1% and 2.3%, respectively, in the first six months of 2010 and 2009.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was relatively constant during the quarter and six-month periods ended January 29, 2010 as compared to the same periods in the prior year.  The provision for income taxes as a percent of pretax income was 29.6% and 29.4%, respectively, in the second quarters of 2010 and 2009.  The provision for income taxes as a percent of pre-tax income was 30.3% and 29.9%, respectively, in the first six months of 2010 and 2009.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $250,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 31, 2009, our borrowings under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards were sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first six months of 2010.

We believe that cash at January 29, 2010, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continued operations, our continued expansion plans, our principal payments on our debt and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.  See “Borrowing Capacity and Debt Covenants” section below regarding the amendment to extend $165,000 of the availability under our Revolving Credit Facility to January 27, 2013.

Cash Generated From Operations

Our operating activities provided net cash of $86,264 for the six-month period ended January 29, 2010, which represented an increase from the $49,834 provided during the same period a year ago.  This increase reflected higher net income and the timing of payments for accounts payable.

Borrowing Capacity and Debt Covenants

On November 6, 2009, we amended our $1,250,000 credit facility (the “Credit Facility”), which consists of term loans (aggregate outstanding at January 29, 2010 was $601,798) and the Revolving Credit Facility.  The amendment extended the maturity date of $250,000 of our then outstanding term loans to April 27, 2016 from April 27, 2013.  The amendment also extended the availability of $165,000 of the Revolving Credit Facility to January 27, 2013 from April 27, 2011.  During the second quarter of 2010, we made $39,578 in optional principal prepayments under the term loans.  At January 29, 2010, although we did not have any outstanding borrowings under the Revolving Credit Facility, we had $32,626 of standby letters of credit related to securing reserved claims under workers' compensation insurance which reduce our availability under the Revolving Credit Facility.  At January 29, 2010, we had $217,374 in borrowing capacity under our Revolving Credit Facility.  See Note 6 to our accompanying Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which include a requirement that we maintain a maximum consolidated total leverage ratio (ratio of total indebtedness to EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization) of 3.75 at January 29, 2010 and throughout the remaining term of the Credit Facility.  The Credit Facility’s financial covenants also require that we maintain a minimum consolidated interest coverage ratio (ratio of earnings before interest, taxes, depreciation and amortization to cash interest payable, as defined) of 3.75 at January 29, 2010.  The minimum consolidated interest coverage ratio increases to 4.00 for the fourth quarter of 2010 and for the remaining term of the Credit Facility.

At January 29, 2010, our consolidated total leverage ratio and consolidated interest coverage ratio were 2.56 and 11.04, respectively.  We presently expect to remain in compliance with the Credit Facility’s financial covenants for the remaining term of the facility.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

We have been authorized by our Board of Directors to repurchase shares during 2010 to offset share dilution that might result from employee option exercises or employee share issuance.  The principal criteria for share repurchases are that they be accretive to expected net income per share, are within the limits imposed by our Credit Facility and that they be made only from free cash flow (operating cash flow less capital expenditures and dividends) rather than borrowings.  During the quarter ended January 29, 2010, we repurchased 205,000 shares of our common stock in the open market at an aggregate cost of $7,799.

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

During the six-month period ended January 29, 2010, we paid dividends of $0.40 per common share.  During the second quarter of 2010, we also declared an additional dividend of $0.20 per common share that was paid on February 5, 2010.  On February 25, 2010, our Board of Directors declared a regular dividend of $0.20 per share payable on May 5, 2010 to shareholders of record on April 16, 2010.

During the six-month period ended January 29, 2010, we received proceeds of $4,564 from the exercise of share-based compensation awards and the corresponding issuance of 284,925 shares of our common stock.

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

We had negative working capital of $61,436 at January 29, 2010 versus negative working capital of $66,637 at July 31, 2009.  Working capital increased from July 31, 2009 primarily as a result of the timing of payments for certain obligations and an increase in cash, partially offset by lower retail inventories and a net decrease in working capital related to the increase in sales of our gift cards during the 2010 Christmas holiday season.

Capital Expenditures

Capital expenditures (purchase of property and equipment) were $27,550 for the six-month period ended January 29, 2010 as compared to $37,444 during the same period a year ago.  Capital expenditures for maintenance programs accounted for most of the expenditures.  The decrease in capital expenditures from the first six months of 2009 to the first six months of 2010 is primarily due to a reduction in the number of new locations acquired and under construction as compared to the prior year.  We estimate that our capital expenditures for 2010 will be between $70,000 and $75,000. This estimate includes certain costs related to the acquisition of sites and construction of six new stores that have opened or will open during 2010 (one subsequent to the end of the second quarter), as well as for acquisition and construction costs for locations that we expect to open in 2011, capital expenditures for maintenance programs and operational innovation initiatives.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.  Capitalized interest was $45 and $125, respectively, for the quarter and six-month period ended January 29, 2010, as compared to $94 and $294, respectively, for the quarter and six-month period ended January 30, 2009.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no material off-balance sheet arrangements.  Refer to the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2009 Form 10-K for additional information regarding our operating leases.

Material Commitments

Except as described above under “Borrowing Capacity and Debt Covenants,” there have been no material changes in our material commitments other than in the ordinary course of business since the end of 2009.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2009 Form 10-K for additional information regarding our material commitments.

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

Fair Value

On August 1, 2009, the first day of 2010, we adopted, on a prospective basis, new accounting guidance as issued by the FASB for certain nonfinancial assets and liabilities that are recorded or disclosed at fair value on a nonrecurring basis, such as nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption did not have an impact on our consolidated financial statements.   See Note 4 to the accompanying Condensed Consolidated Financial Statements for further information related to our assets and liabilities measured at fair value on a nonrecurring basis.

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2010 and we do not believe that there will be a material change in the estimates or assumptions we use to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  During the first six months of 2010, we recorded an impairment charge of $2,263.  For a more detailed discussion of this charge see the sub-section entitled “Impairment and Store Closing Charges” under the section entitled “Results of Operations” presented earlier in the MD&A.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation, general liability and health insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  We self-insure a portion of our group health program.  For our calendar 2009 plan, benefits for any individual (employee or dependents) in the self-insured program are limited to not more than $1,000 lifetime, $100 in any given plan year and, in certain cases, to not more than $15 in any given plan year.  Beginning January 1, 2010, benefits for any individual (employee or dependents) in the self-insured program are limited to not more than $20 in any given plan year and, in certain cases, to not more than $8 in any given year.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by our third party administrator.

We record a liability for workers’ compensation and general liability for all unresolved claims and for an actuarially determined estimate of incurred but not reported claims at the anticipated cost to us based upon an actuarially determined reserve as of the end of our third quarter and adjust it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual actuarial study of our reserve requirements.  Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the actuarially determined losses at the low end of that range and discount them to present value using a risk-free interest rate based on the actuarially projected timing of payments.  We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of our reserves.  From time to time, we perform limited scope interim updates of our actuarial studies to verify and/or modify our reserves.  During the second quarters of 2010 and 2009, we performed such updates, each of which resulted in reductions in our workers’ compensation expense in the corresponding quarters.

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first six months of 2010 and do not believe there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions or management judgments in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Inventory Reserves

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory accounting method.  Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgment regarding inventory aging and future promotional activities.  Cost of goods sold includes an estimate of shrinkage that is adjusted upon physical inventory counts in subsequent periods.  Physical inventory counts are conducted throughout the third and fourth quarters of the fiscal year based upon a cyclical inventory schedule.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis. We have not made any material changes in the methodology used to estimate shrinkage during the first six months of 2010 and do not believe that there will be a material change in the future estimates or assumptions used to calculate shrinkage.  However, actual shrinkage recorded may produce materially different amounts of shrinkage than we have estimated.

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

Our estimates are made based on current tax laws, the best available information at the time of the provision and historical experience.  We file our income tax returns several months after our year end.  These returns are subject to audit by the federal and various state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, a successful legal proceeding or settlement could result in material adjustments to our consolidated financial statements and our consolidated financial position (see Note 15 to our Consolidated Financial Statements contained in the 2009 Form 10-K for additional information).

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation expense during the first six months of 2010.  We do not believe that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards during the first six months of 2010 and do not believe there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of January 29, 2010, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 29, 2010 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended January 29, 2010 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/31/09 – 11/27/09	--	--	--	Indeterminate (2)
11/28/09 – 12/25/09	27,000	$39.05	27,000	Indeterminate (2)
12/26/09 – 1/29/10	178,000	$37.89	178,000	Indeterminate (2)
Total for the quarter	205,000	$38.04	205,000	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.
(2)
Subject to a maximum amount of $65,000 that may be expended, during 2010, we have been authorized, and intend, to repurchase shares to offset share dilution that might result from employee option exercises or employee share issuance.  See Note 7 to our Consolidated Financial Statements contained in the 2009 Form 10-K.

Item 5.	Other Information

We held our annual meeting of shareholders on December 2, 2009.  Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended October 30, 2009 (filed with the SEC on December 8, 2009) is incorporated herein by this reference.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 3/9/10	By:	/s/Sandra B. Cochran
Sandra B. Cochran, Executive Vice President and
Chief Financial Officer

Date: 3/9/10	By:	/s/Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Second Amendment to the Credit Agreement, dated as of November 6, 2009, among Cracker Barrel Old Country Store, the Guarantors identified on the signature pages hereto, the Lenders party hereto, Wachovia Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, Banc of America Securities, LLC and SunTrust Robinson Humphrey, Inc. as the joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 6, 2009 and filed with the Commission on November 10, 2009

10.2	The Company’s 2002 Omnibus Incentive Compensation Plan (as amended through December 2, 2009)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications