Form 10-Q
period 2010-04-30
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2010-06-08
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2010

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

23,560,849 Shares of Common Stock
Outstanding as of May 28, 2010

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended April 30, 2010

INDEX

PART I. FINANCIAL INFORMATION		Page

Item 1
•	Condensed Consolidated Financial Statements (Unaudited)

	a) Condensed Consolidated Balance Sheet as of April 30, 2010 and July 31, 2009	3

	b) Condensed Consolidated Statement of Income for the Quarters and Nine Months Ended April 30, 2010 and May 1, 2009	4

	c) Condensed Consolidated Statement of Cash Flows for the Nine Months Ended April 30, 2010 and May 1, 2009	5

	d) Notes to Condensed Consolidated Financial Statements	6

Item 2
•	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3
•	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4
•	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A
•	Risk Factors	28

Item 6
•	Exhibits	28

SIGNATURES		29

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)
	April 30,	July 31,
	2010	2009*
ASSETS
Current assets:
Cash and cash equivalents	$79,391	$11,609
Accounts receivable	12,722	12,730
Income taxes receivable	3,211	4,078
Inventories	120,455	137,424
Prepaid expenses and other current assets	10,585	9,193
Deferred income taxes	21,978	23,291
Total current assets	248,342	198,325

Property and equipment	1,598,393	1,572,438
Less: Accumulated depreciation and amortization of capital leases	606,861	570,662
Property and equipment – net	991,532	1,001,776

Other assets	50,824	45,080

Total assets	$1,290,698	$1,245,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,238	$92,168
Current maturities of long-term debt and other long-term obligations	6,975	7,422
Deferred revenue	29,835	22,528
Accrued interest expense	10,817	10,379
Other accrued expenses	131,715	132,465
Total current liabilities	257,580	264,962

Long-term debt	593,414	638,040
Capital lease obligations	46	60
Interest rate swap liability	61,742	61,232
Other long-term obligations	97,575	89,610
Deferred income taxes	56,865	55,655

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par
value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized;
23,826,755 shares issued and outstanding at April 30, 2010,
and 22,722,685 shares issued and outstanding at July 31, 2009	238	227
Additional paid-in capital	55,656	12,972
Accumulated other comprehensive loss	(43,590)	(44,822)
Retained earnings	211,172	167,245
Total shareholders’ equity	223,476	135,622

Total liabilities and shareholders’ equity	$1,290,698	$1,245,181

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 31, 2009, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009

Total revenue	$578,233	$567,568	$1,792,032	$1,771,682

Cost of goods sold	173,041	176,327	562,410	580,177
Gross profit	405,192	391,241	1,229,622	1,191,505

Labor and other related expenses	226,047	230,014	679,401	686,565
Impairment and store closing charges	--	--	2,263	--
Other store operating expenses	109,302	104,235	320,269	315,941
Store operating income	69,843	56,992	227,689	188,999

General and administrative expenses	38,012	27,979	108,488	88,155
Operating income	31,831	29,013	119,201	100,844

Interest expense	12,186	12,737	37,249	40,051
Income before income taxes	19,645	16,276	81,952	60,793

Provision for income taxes	5,217	4,328	24,107	17,651
Income from continuing operations	14,428	11,948	57,845	43,142
Income from discontinued operations, net of tax	--	4	--	4

Net income	$14,428	$11,952	$57,845	$43,146

Basic net income per share:
Income from continuing operations	$0.62	$0.53	$2.52	$1.93
Income from discontinued operations, net of tax	$--	$--	$--	$--
Net income per share	$0.62	$0.53	$2.52	$1.93

Diluted net income per share:
Income from continuing operations	$0.61	$0.52	$2.47	$1.90
Income from discontinued operations, net of tax	$--	$--	$--	$--
Net income per share	$0.61	$0.52	$2.47	$1.90
Weighted average shares:
Basic	23,198,505	22,467,468	22,934,732	22,402,344
Diluted	23,802,998	22,830,712	23,445,554	22,698,074

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)
	Nine Months Ended
	April 30,	May 1,
	2010	2009
Cash flows from operating activities:
Net income	$57,845	$43,146
Income from discontinued operations, net of tax	--	(4)
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Depreciation and amortization	45,629	44,060
Loss on disposition of property and equipment	2,943	2,285
Impairment	2,263	--
Share-based compensation	10,088	6,330
Excess tax benefit from share-based compensation	(4,841)	(830)
Changes in assets and liabilities:
Accounts receivable	8	712
Income taxes receivable	5,708	6,690
Inventories	16,969	22,608
Prepaid expenses and other current assets	(1,392)	(357)
Accounts payable	(13,930)	(31,146)
Deferred revenue	7,307	3,432
Accrued interest expense	438	(1,644)
Other accrued expenses	(848)	(9,464)
Other long-term assets and liabilities	8,568	4,279
Net cash provided by operating activities of continuing operations	136,755	90,097

Cash flows from investing activities:
Purchase of property and equipment	(40,218)	(49,862)
Proceeds from sale of property and equipment	229	1,590
Proceeds from insurance recoveries of property and equipment	224	122
Net cash used in investing activities of continuing operations	(39,765)	(48,150)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	339,600	620,000
Principal payments under long-term debt and other long-term obligations	(384,687)	(629,267)
Proceeds from exercise of share-based compensation awards	35,565	3,806
Excess tax benefit from share-based compensation	4,841	830
Purchases and retirement of common stock	(7,799)	--
Deferred financing costs	(2,908)	(274)
Dividends on common stock	(13,820)	(13,094)
Net cash used in financing activities of continuing operations	(29,208)	(17,999)

Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	--	6
Net cash provided by discontinued operations	--	6

Net increase in cash and cash equivalents	67,782	23,954

Cash and cash equivalents, beginning of period	11,609	11,978
Cash and cash equivalents, end of period	$79,391	$35,932

Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
Interest, excluding interest rate swap payments, net of amounts capitalized	$11,262	$27,312
Interest rate swap	$22,741	$12,540
Income taxes	$17,577	$12,196

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swap	$(510)	$(25,505)
Change in deferred tax asset for interest rate swap	$1,742	$7,181
See notes to unaudited condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages and share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

The condensed consolidated balance sheets at April 30, 2010 and July 31, 2009 and the related condensed consolidated statements of income and cash flows for the quarters and/or nine-month periods ended April 30, 2010 and May 1, 2009, have been prepared by Cracker Barrel Old Country Store, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2009 (the “2009 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2009 Form 10-K. References in these Notes to Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted.

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

Fair Value

On August 1, 2009, the first day of 2010, the Company adopted, on a prospective basis, accounting guidance as issued by the FASB for certain nonfinancial assets and liabilities that are recorded or disclosed at fair value on a nonrecurring basis, such as nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The adoption did not have an impact on the Company’s consolidated financial statements.   See Note 3 for further information related to the Company’s assets and liabilities measured at fair value on a nonrecurring basis.

3.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at April 30, 2010 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of April 30, 2010

Cash equivalents*	$66,849	$--	$--	$66,849
Deferred compensation plan assets**	26,301	--	--	26,301
Total assets at fair value	$93,150	$--	$--	$93,150

Interest rate swap liability (Note 6)	$--	$61,742	$--	$61,742
Total liabilities at fair value	$--	$61,742	$--	$61,742

The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of July 31, 2009

Cash equivalents*	$48	$--	$--	$48
Deferred compensation plan assets**	22,583	--	--	22,583
Total assets at fair value	$22,631	$--	$--	$22,631

Interest rate swap liability (Note 6)	$--	$61,232	$--	$61,232
Total liabilities at fair value	$--	$61,232	$--	$61,232
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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts due to their short duration. The fair value of the Company’s variable-rate term loans and revolving credit facility, based on quoted market prices, totaled approximately $597,708 and $619,200 at April 30, 2010 and July 31, 2009, respectively.  See Note 5 for additional information on the Company’s debt.

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset.  If the total expected future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value of an asset to be held and used or the fair value, net of estimated costs of disposal, of an asset to be disposed of, and a loss resulting from impairment is recognized by a charge to income.  During the quarter ended January 29, 2010, one leased Cracker Barrel store was determined to be impaired based on declining operating performance and resulting negative cash flow projections.  Fair value of the leased store was determined by using a cash flow model.  Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows and are impacted by economic conditions and management’s expectations.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  Based on its analysis, the Company reduced the leased store’s carrying value to zero; this resulted in an impairment charge of $2,263 in the quarter ended January 29, 2010.  The Company did not incur any impairment charges in the quarter ended April 30, 2010.

4.	Inventories

Inventories were comprised of the following at:

	April 30,	July 31,
	2010	2009

Retail	$89,680	$108,412
Restaurant	18,025	16,782
Supplies	12,750	12,230
Total	$120,455	$137,424

5.	Debt

Long-term debt consisted of the following at:

	April 30, 2010	July 31, 2009

Term loans payable on or before April 27, 2013	$366,760	$645,000

Term loans payable on or before April 27, 2016	233,240	--

Note payable	371	444
	600,371	645,444
Current maturities	(6,957)	(7,404)
Long-term debt	$593,414	$638,040

The Company’s credit facility (the “Credit Facility”) consists of term loans (aggregate outstanding at April 30, 2010 was $600,000) and a $250,000 revolving credit facility (the “Revolving Credit Facility”).  On May 4, 2010, the Company made $18,142 in optional principal prepayments under the term loans payable on or before April 27, 2013.

On November 6, 2009, the Company entered into an amendment to the Credit Facility which extended the availability of $165,000 of the $250,000 Revolving Credit Facility to January 27, 2013 from April 27, 2011.  The amendment also extended the maturity date of $250,000 of the Company’s then outstanding term loans to April 27, 2016 from April 27, 2013.

At April 30, 2010, the Company’s term loans were swapped at a weighted average interest rate of 7.46% (see Note 6).  At April 30, 2010, the Company had outstanding $33,376 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 14).  At April 30, 2010, the Company had $216,624 available under the Revolving Credit Facility.

The Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At April 30, 2010, the Company was in compliance with all debt covenants.

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

6.	Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate its interest rate risk.  The Company does not hold or use derivative instruments for trading purposes.  The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

The Company has interest rate risk relative to its outstanding borrowings under its Credit Facility (see Note 5).  Loans under the Credit Facility bear interest, at the Company’s election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.

The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 5).  To manage this risk, the Company entered into an interest rate swap on May 4, 2006 in which it agreed to exchange with a counterparty, at specified intervals effective August 3, 2006, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rate swap was accounted for as a cash flow hedge.  The swapped portion of the Company’s outstanding debt is fixed at a rate of 5.57% plus the Company’s credit spread over the 7-year life of the interest rate swap.   The Company’s weighted average credit spread at April 30, 2010 was 1.89%.

The swapped portion of the outstanding debt or notional amount of the interest rate swap over its remaining life is as follows:

From May 5, 2009 to May 3, 2010	$600,000
From May 4, 2010 to May 2, 2011	575,000
From May 3, 2011 to May 2, 2012	550,000
From May 3, 2012 to May 3, 2013	525,000

At April 30, 2010 and July 31, 2009, the estimated fair values of the Company’s derivative instrument were as follows:

	Balance Sheet Location	April 30, 2010	July 31, 2009
Interest rate swap (See Note 3)	Interest rate swap liability	$61,742	$61,232

The estimated fair value of the Company’s interest rate swap liability incorporates the Company’s own non-performance risk (see Note 3).  The adjustment related to non-performance risk at April 30, 2010 and July 31, 2009 resulted in reductions of $2,607 and $5,372, respectively, in the fair values of the interest rate swap liability.  The offset to the interest rate swap liability is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of April 30, 2010, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $28,560.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instrument on AOCL for the nine-month period ended April 30, 2010 and the year ended July 31, 2009:

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Nine Months Ended	Year Ended
	April 30, 2010	July 31, 2009
Cash flow hedge:
Interest rate swap	$(510)	$(21,614)

The following table summarizes the pre-tax effects of the Company’s derivative instrument on income for the quarters and nine-month periods ended April 30, 2010 and May 1, 2009:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Cash flow hedge:
Interest rate swap	Interest expense	$8,111	$3,797	$22,741	$12,540

No ineffectiveness has been recorded in the nine-month periods ended April 30, 2010 and May 1, 2009.

7.	Shareholders’ Equity

During the nine-month period ended April 30, 2010, the Company received proceeds of $35,565 from the exercise of share-based compensation awards and the corresponding issuance of 1,309,070 shares of its common stock.

During the nine-month period ended April 30, 2010, the Company paid dividends of $0.60 per common share.  In addition, during the third quarter of 2010, the Company declared a regular dividend of $0.20 per common share that was paid on May 5, 2010 and is recorded in other accrued expenses in the accompanying condensed consolidated balance sheet.  On May 27, 2010, the Company’s Board of Directors declared a regular dividend of $0.20 per share payable on August 5, 2010 to shareholders of record on July 16, 2010.

During the nine-month period ended April 30, 2010, the unrealized loss, net of tax, on the Company’s interest rate swap decreased by $1,232 to $43,590 and is recorded in AOCL (see Notes 3, 6 and 8).

During the nine-month period ended April 30, 2010, total share-based compensation expense was $10,088.  During the nine-month period ended April 30, 2010, the excess tax benefit realized upon exercise of share-based compensation awards was $4,841.

8.	Comprehensive Income

Comprehensive income consisted of the following at:

	Quarter Ended		Nine Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009

Net income	$14,428	$11,952	$57,845	$43,146
Other comprehensive income:
Change in fair value of interest rate swap, net of tax	1,771	(1,459)	1,232	(18,324)
Total comprehensive income	$16,199	$10,493	$59,077	$24,822

For the quarters ended April 30, 2010 and May 1, 2009, the change in fair value of the Company’s interest rate swap is net of a tax provision of $738 and a tax benefit of $338, respectively.  For the nine-month periods ended April 30, 2010 and May 1, 2009, the change in fair value of the Company’s interest rate swap is net of a tax benefit of $1,742 and $7,181, respectively.

9.	Share Repurchases

During 2010, the Company has been authorized by its Board of Directors to repurchase shares to offset share dilution that might result from employee option exercises or employee share issuance.  See Note 7 to the Company’s Consolidated Financial Statements contained in the 2009 Form 10-K.  During the nine-month period ended April 30, 2010, the Company repurchased 205,000 shares of its common stock in the open market at an aggregate cost of $7,799.   Related transaction costs and fees that were recorded as a reduction to shareholders’ equity resulted in the shares being repurchased at an average cost of $38.04 per share.

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

	Quarter Ended		Nine Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Revenue:
Restaurant	$473,293	$466,562	$1,414,078	$1,391,448
Retail	104,940	101,006	377,954	380,234
Total revenue	$578,233	$567,568	$1,792,032	$1,771,682

12.           Share-Based Compensation

Share-based compensation expense is recorded in general and administrative expenses.  For the quarter and nine-month period ended April 30, 2010, share-based compensation expense totaled $727 and $2,438, respectively, for stock options and $3,536 and $7,650, respectively, for nonvested stock.  For the quarter and nine-month period ended May 1, 2009, share-based compensation expense totaled $859 and $2,811, respectively, for stock options and $1,727 and $3,519, respectively, for nonvested stock.

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

The following table reconciles the components of the diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009
Income from continuing operations per share numerator	$14,428	$11,948	$57,845	$43,142

Income from discontinued operations, net of tax, per share numerator	$--	$4	$--	$4

Income from continuing operations, income from discontinued operations, net of tax, and net income per share denominator:
Weighted average shares	23,198,505	22,467,468	22,934,732	22,402,344
Add potential dilution:
Stock options and nonvested stock and stock awards	604,493	363,244	510,822	295,730
Diluted weighted average shares	23,802,998	22,830,712	23,445,554	22,698,074

14.	Commitments and Contingencies

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

The Company is contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  At April 30, 2010, the Company had $33,376 of standby letters of credit related to securing reserved claims under workers' compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its Revolving Credit Facility (see Note 5 for further information on the Company’s Revolving Credit Facility).

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At April 30, 2010, the lease has a remaining life of approximately 3.4 years with annual lease payments of approximately $361 for a total guarantee of $1,232.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform, and, therefore, no provision has been made in the accompanying condensed consolidated balance sheet for amounts to be paid in case of non-performance by the assignee.

Upon the sale of Logan’s Roadhouse, Inc. (“Logan’s”) in 2007, the Company reaffirmed its guarantee on the lease payments for two Logan’s restaurants.  At April 30, 2010, the operating leases have remaining lives of 1.7 and 9.9 years with annual payments of approximately $94 and $108, respectively, for a total guarantee of $1,273.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated balance sheet for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s and Logan’s sale-leaseback transaction (see Note 16 to the Company’s Consolidated Financial Statements included in the 2009 Form 10-K), the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  With the exception of certain tax indemnifications, the Company believes that the probability of being required to make any indemnification payments to Logan’s is remote.  Therefore, at April 30, 2010, the Company has recorded a liability of $19 in the condensed consolidated balance sheet for these potential tax indemnifications, but no provision has been recorded for potential non-tax indemnifications.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  At April 30, 2010, we operated 594 Cracker Barrel units in 41 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (the “2009 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.

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

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended April 30, 2010 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	29.9	31.1	31.4	32.7
Gross profit	70.1	68.9	68.6	67.3

Labor and other related expenses	39.1	40.5	37.9	38.8
Impairment and store closing charges	--	--	0.1	--
Other store operating expenses	18.9	18.4	17.9	17.8
Store operating income	12.1	10.0	12.7	10.7

General and administrative expenses	6.6	4.9	6.0	5.0
Operating income	5.5	5.1	6.7	5.7

Interest expense	2.1	2.2	2.1	2.3
Income before income taxes	3.4	2.9	4.6	3.4

Provision for income taxes	0.9	0.8	1.4	1.0

Income from continuing operations	2.5	2.1	3.2	2.4
Income from discontinued operations, net of tax	--	--	--	--

Net income	2.5%	2.1%	3.2%	2.4%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and the nine-month period ended April 30, 2010 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009

Revenue:
Restaurant	81.9%	82.2%	78.9%	78.5%
Retail	18.1	17.8	21.1	21.5
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table sets forth the number of units in operation at the beginning and end of the quarters and nine-month periods ended April 30, 2010 and May 1, 2009, respectively:

	Quarter Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009

Open at beginning of period	593	585	588	577
Open during period	1	3	6	11
Open at the end of period	594	588	594	588

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter and nine-month period ended April 30, 2010 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009

Revenue:
Restaurant	$797.1	$793.9	$2,388.3	$2,385.4
Retail	176.7	171.9	638.3	651.9
Total revenue	$973.8	$965.8	$3,026.6	$3,037.3

Total Revenue

Total revenue for the third quarter of 2010 increased 1.9% compared to the prior year third quarter.  For the quarter, comparable store restaurant sales increased 0.6% and comparable store retail sales increased 3.2% resulting in a combined comparable store sales (total revenue) increase of 1.1%.  The comparable store restaurant sales increase consisted of a 2.2% average check increase for the quarter (including a 2.1% average menu price increase) and a 1.6% guest traffic decrease.  The comparable store retail sales increase was due to an increase in guest spending from last year and more appealing retail merchandise selection than in the prior year.  We continue to experience the effects of pressures on consumer discretionary income in our guest traffic.  Sales from newly opened stores accounted for the balance of the total revenue increase in the third quarter.

Total revenue for the nine-month period ended April 30, 2010 increased 1.1% compared to the nine-month period ended May 1, 2009.  For the nine-month period ended April 30, 2010, comparable store restaurant sales increased 0.3% and comparable store retail sales decreased 2.0% resulting in a combined comparable store sales (total revenue) decrease of 0.2%.  The comparable store restaurant sales increase consisted of a 2.1% average check increase for the nine months (including a 2.4% average menu price increase) and a 1.8% guest traffic decrease.  The comparable store retail sales decrease was due to the decline in guest traffic.  We continue to experience the effects of pressures on consumer discretionary income in our guest traffic and sales.  Sales from newly opened stores accounted for the total revenue increase in the nine-month period ended April 30, 2010.

Gross Profit

Gross profit as a percentage of total revenue for the third quarter of 2010 increased to 70.1% compared to 68.9% in the third quarter of the prior year.  The increase was due to commodity deflation of 2.8% and our menu price increase referenced above.

Gross profit as a percentage of total revenue for the nine-month period ended April 30, 2010 increased to 68.6% compared to 67.3% in the nine-month period ended May 1, 2009.  The increase was due to commodity deflation of 2.4% and our menu price increase referenced above.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue were 39.1% and 37.9%, respectively, in the quarter and nine-month periods ended April 30, 2010 as compared to 40.5% and 38.8%, respectively, in the quarter and nine-month periods ended May 1, 2009.  Both decreases were primarily due to lower healthcare costs as a result of lower medical claims and the benefit of calendar 2010 group health plan design changes.

Impairment and Store Closing Charges

During the second quarter of 2010, one leased Cracker Barrel store was determined to be impaired, resulting in an impairment charge of $2,263 for the nine-month period ended April 30, 2010.  This store was impaired due to declining operating performance and resulting negative cash flow projections.  See Note 3 to the accompanying Condensed Consolidated Financial Statements for more details regarding the impairment charge.  We did not incur any impairment charges in the nine-month period ended May 1, 2009 or any store closing costs in the nine-month periods ended April 30, 2010 and May 1, 2009.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees and non-labor-related pre-opening expenses. Other store operating expense as a percentage of total revenue increased to 18.9% in the third quarter of 2010 as compared to 18.4% in the third quarter of 2009.  This increase is primarily due to higher maintenance expenses.

Other store operating expenses as a percentage of total revenue were relatively constant during the first nine months of 2010 as compared to the same period in the prior year at 17.9% and 17.8%, respectively.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue were 6.6% and 6.0%, respectively, in the quarter and nine-month periods ended April 30, 2010 as compared to 4.9% and 5.0%, respectively, in the quarter and nine-month periods ended May 1, 2009.  Both increases were due to higher incentive compensation accruals, including share-based compensation, which reflected better performance against financial objectives in 2010 as compared to the same periods in the prior year.

Interest Expense

Interest expense as a percentage of total revenue was relatively constant during the quarter and nine-month periods ended April 30, 2010 as compared to the same periods in the prior year.  Interest expense as a percentage of total revenue was 2.1% and 2.2%, respectively, in the third quarters of 2010 and 2009 and was 2.1% and 2.3%, respectively, in the first nine months of 2010 and 2009.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was relatively constant during the quarter and nine-month periods ended April 30, 2010 as compared to the same periods in the prior year.

The provision for income taxes as a percent of pretax income remained flat at 26.6% in the third quarters of 2010 and 2009. The provision for income taxes as a percent of pre-tax income was 29.4% and 29.0%, respectively, in the first nine months of 2010 and 2009.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $250,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 31, 2009, our borrowings under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards were sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first nine months of 2010.

We believe that cash at April 30, 2010, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continued operations, our continued expansion plans, our principal payments on our debt and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.  See “Borrowing Capacity and Debt Covenants” section below regarding the extension of $165,000 of the availability under our Revolving Credit Facility to January 27, 2013.

Cash Generated From Operations

Our operating activities provided net cash of $136,755 for the nine-month period ended April 30, 2010, which represented an increase from the $90,097 provided during the same period a year ago.  This increase reflected the timing of payments for accounts payable, higher net income and an increase in bonus accruals as a result of improved performance against financial objectives.

Borrowing Capacity and Debt Covenants

On November 6, 2009, we amended our $1,250,000 credit facility (the “Credit Facility”), which consists of term loans (aggregate outstanding at April 30, 2010 was $600,000) and the Revolving Credit Facility.  The amendment extended the maturity date of $250,000 of our then outstanding term loans to April 27, 2016 from April 27, 2013.  The amendment also extended the availability of $165,000 of the Revolving Credit Facility to January 27, 2013 from April 27, 2011.  During the first nine months of 2010, we made $39,661 in optional principal prepayments under the term loans.  On May 4, 2010, we made $18,142 in optional principal prepayments under the term loans.

At April 30, 2010, although we had no outstanding borrowings under the Revolving Credit Facility, we had $33,376 of standby letters of credit related to securing reserved claims under workers' compensation insurance which reduce our availability under the Revolving Credit Facility.  At April 30, 2010, we had $216,624 in borrowing capacity under our Revolving Credit Facility.  See Note 5 to our accompanying Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which include a requirement that we maintain a maximum consolidated total leverage ratio (ratio of total indebtedness to EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization) of 3.75 at April 30, 2010 and throughout the remaining term of the Credit Facility.  The Credit Facility’s financial covenants also require that we maintain a minimum consolidated interest coverage ratio (ratio of earnings before interest, taxes, depreciation and amortization to cash interest payable, as defined) of 3.75 at April 30, 2010.  The minimum consolidated interest coverage ratio increases to 4.00 for the fourth quarter of 2010 and for the remaining term of the Credit Facility.

At April 30, 2010, our consolidated total leverage ratio and consolidated interest coverage ratio were 2.50 and 14.61, respectively.  We presently expect to remain in compliance with the Credit Facility’s financial covenants for the remaining term of the facility.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

We have been authorized by our Board of Directors to repurchase shares during 2010 to offset share dilution that might result from employee option exercises or employee share issuance.  The principal criteria for share repurchases are that they be accretive to expected net income per share, are within the limits imposed by our Credit Facility and that they be made only from free cash flow (operating cash flow less capital expenditures and dividends) rather than borrowings.  During the nine-month period ended April 30, 2010, we repurchased 205,000 shares of our common stock in the open market at an aggregate cost of $7,799.

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

During the nine-month period ended April 30, 2010, we paid dividends of $0.60 per common share.  In addition, during the third quarter of 2010, we declared a regular dividend of $0.20 per common share that was paid on May 5, 2010.  On May 27, 2010, our Board of Directors declared a regular dividend of $0.20 per share payable on August 5, 2010 to shareholders of record on July 16, 2010.

During the nine-month period ended April 30, 2010, we received proceeds of $35,565 from the exercise of share-based compensation awards and the corresponding issuance of 1,309,070 shares of our common stock.

Working Capital

In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Like many other restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly, bi-weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.  We had negative working capital of $9,238 at April 30, 2010 versus negative working capital of $66,637 at July 31, 2009.  Working capital increased from July 31, 2009 primarily due to cash generated from operations and proceeds received from share-based compensation exercises.

Capital Expenditures

Capital expenditures (purchase of property and equipment) were $40,218 for the nine-month period ended April 30, 2010 as compared to $49,862 during the same period a year ago.  Capital expenditures for maintenance programs accounted for most of the expenditures.  The decrease in capital expenditures from the first nine months of 2009 to the first nine months of 2010 is primarily due to a reduction in the number of new locations acquired and under construction as compared to the prior year.  We estimate that our capital expenditures for 2010 will be between $65,000 and $70,000. This estimate includes certain costs related to the acquisition of sites and construction of six new stores that have opened during 2010, as well as for acquisition and construction costs for locations that we expect to open in 2011, capital expenditures for maintenance programs and operational innovation initiatives.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.  Capitalized interest was $22 and $147, respectively, for the quarter and nine-month period ended April 30, 2010, as compared to $38 and $332, respectively, for the quarter and nine-month period ended May 1, 2009.

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

Fair Value

On August 1, 2009, the first day of 2010, we adopted, on a prospective basis, new accounting guidance as issued by the FASB for certain nonfinancial assets and liabilities that are recorded or disclosed at fair value on a nonrecurring basis, such as nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption did not have an impact on our consolidated financial statements.   See Note 3 to the accompanying Condensed Consolidated Financial Statements for further information related to our assets and liabilities measured at fair value on a nonrecurring basis.

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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2010 and we do not believe that there will be a material change in the estimates or assumptions we use to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  During the first nine months of 2010, we recorded an impairment charge of $2,263.  For a more detailed discussion of this charge see the sub-section entitled “Impairment and Store Closing Charges” under the section entitled “Results of Operations” presented earlier in the MD&A.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation, general liability and health insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  We self-insure a portion of our group health program.  For our calendar 2009 plan, benefits for any individual (employee or dependents) in the self-insured program were limited to not more than $1,000 lifetime, $100 in any given plan year and, in certain cases, to not more than $15 in any given plan year.  Beginning January 1, 2010, benefits for any individual (employee or dependents) in the self-insured program are limited to not more than $20 in any given plan year and, in certain cases, to not more than $8 in any given year.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience provided by our third party administrator.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first nine months of 2010 and do not believe there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions or management judgments in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Inventory Reserves

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory accounting method.  Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgment regarding inventory aging and future promotional activities.  Cost of goods sold includes an estimate of shrinkage that is adjusted upon physical inventory counts in subsequent periods.  Physical inventory counts are conducted throughout the third and fourth quarters of the fiscal year based upon a cyclical inventory schedule.  During the quarters ended April 30, 2010 and May 1, 2009, we performed physical inventory counts in approximately 72% and 64%, respectively, of our stores.  Actual shrinkage was recorded for those stores that were counted.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis. We have not made any material changes in the methodology used to estimate shrinkage during the first nine months of 2010 and do not believe that there will be a material change in the future estimates or assumptions used to calculate shrinkage.  However, actual shrinkage recorded may produce materially different amounts of shrinkage than we have estimated.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation expense during the first nine months of 2010.  We do not believe that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards during the first nine months of 2010 and do not believe there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of April 30, 2010, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 30, 2010 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 6/8/10	By:	/s/Sandra B. Cochran
Sandra B. Cochran, Executive Vice President and
Chief Financial Officer

Date: 6/8/10	By:	/s/Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications