Form 10-K
period 2010-07-30
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2010-09-28
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 30, 2010

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to ________

Commission file number: 000-25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1749513 (I.R.S. Employer Identification Number)

305 Hartmann Drive, P.O. Box 787 Lebanon, Tennessee (Address of principal executive offices)	37088-0787 (Zip code)

Registrant's telephone number, including area code: (615) 444-5533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock (Par Value $.01)	Name of each exchange on which registered NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 29, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $826,981,332.

As of September 21, 2010, there were 22,755,016 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference	Part of Form 10-K into which incorporated

1.	Annual Report to Shareholders for the fiscal	Part 1, Item 3; Part II
year ended July 30, 2010, portions of which
are filed as Exhibit 13 to this Annual
Report on Form 10-K (the “2010 Annual Report”)
2.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held December 1, 2010
(the “2010 Proxy Statement”)

INTRODUCTION

General

This report contains references to years 2010, 2009, 2008, 2007 and 2006, which represent our fiscal years ended July 30, 2010, July 31, 2009, August 1, 2008, August 3, 2007 and July 28, 2006, respectively.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.  References to a year or quarter are to our fiscal year or quarter unless otherwise noted.

Forward Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that Cracker Barrel Old Country Store, Inc. (the “Company”) expects will or may occur in the future, are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of this report below, as well as the factors described under “Critical Accounting Estimates” in that portion of the 2010 Annual Report that is incorporated by reference into Part II, Item 7 below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Cracker Barrel Old Country Store, Inc. (“we,” “us,” “our” or the "Company," which reference, unless the context requires otherwise, also includes our direct and indirect wholly-owned subsidiaries), is principally engaged in the operation and development of the Cracker Barrel Old Country Store® restaurant and retail concept (“Cracker Barrel”).  We are headquartered in Lebanon, Tennessee and were organized under the laws of the state of Tennessee in August 1998 (as a successor to one of our affiliated companies).  We maintain an Internet website at crackerbarrel.com.  We make available free of charge on or through our Internet website our periodic and other reports filed or furnished to the SEC pursuant to the Securities and Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

OPERATIONS

As of September 21, 2010, we operated 595 full-service restaurants and gift shops in 41 states.  None of our stores is franchised.  Our stores are intended to appeal to both the traveler and the local customer and consistently have been a consumer favorite.  We often are recognized for the quality of our operations.  For example, in 2010, we were named for the 9th consecutive year, “The Most RV Friendly Sit-Down Restaurant in America” by The Good Sam Club.  In an independent consumer study, “Consumer Brand Metrics Program,” conducted by Technomic, Inc. in 2010, we were rated at the top of the full service restaurants in the casual and family dining categories.  In that same study, we were rated the best in three categories – Overall Attributes and Attitudes, Appearance and Ambiance and Convenience and Takeout.  We were recognized in Zagat’s 2010 consumer survey as having the best breakfast at a full-service restaurant.  In another study by a nationally recognized research firm, we were ranked as number one in family dining in all five of the ten markets surveyed in which we have a meaningful presence.  Additionally, prior to the Restaurants & Institutions magazine discontinuing its operations in 2010, we had been named the “Best Family Dining Restaurant” for 19 consecutive years.

Store Format: The format of our stores consists of a trademarked rustic, old country-store design with a separate retail area offering a wide variety of decorative and functional items featuring rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods, including various old fashioned candies and jellies.  All stores are freestanding buildings.  Store interiors are subdivided into a dining room consisting of approximately 27% of the total interior store space, and a retail shop consisting of approximately 23% of such space, with the balance primarily consisting of kitchen, storage and training areas.  All stores have stone fireplaces.  All are decorated with antique-style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests waiting for a table and are sold by the retail shop.  The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

Products:  Our restaurant operations, which generated approximately 80% of our total revenue in 2010, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Except for Christmas day, when they are closed, and Christmas Eve when they close at 2:00 p.m., our restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays).  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages.  Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Prices for a breakfast meal range from $2.99 to $8.99, and the breakfast day-part (until 11:00 a.m.) accounted for approximately 23% of restaurant sales in 2010.  Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens.  Lunches and dinners range in price from $3.99 to $13.49.  Lunch (11:00 a.m. to 4:00 p.m.) and dinner (4:00 p.m. to close) day-parts reflected approximately 38% and 39% of restaurant sales, respectively, in 2010.  We may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  Our menu has daily dinner features that showcase a popular dinner entrée for each day of the week.  There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest during 2010 was $9.02, which represents a 2.0% increase over the prior year.

We also offer items for sale in the retail store that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes.  The retail operations, which generated approximately 20% of our total revenue in 2010, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CD’s, cookware, old-fashioned-looking ceramics, figurines, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves and other food items.  Five categories (apparel, food, home, seasonal and toys) accounted for the largest shares of our retail sales at approximately 20%, 18%, 16%, 15% and 13%, respectively, in 2010.  Our typical retail shop features approximately 3,100 stock keeping units (“SKU’s”).  Many of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $396 in 2010) as compared to mall stores both by offering appealing merchandise and by having a significant source of retail customers from the high volume of restaurant customers - an average of approximately 6,900 per week in a typical store in 2010.  The substantial majority of sales in the retail area are estimated to be to customers who also are guests in the restaurant.

Product Development and Merchandising:  We maintain a product development department, which develops new and improved menu items in response either to shifts in customer preferences or to create customer interest.  We utilize a formal development process to ensure products brought to market have a greater likelihood of meeting our goals.  Our restaurant seasonal events are designed to provide new offerings to our customer base and to increase guest traffic.  Our merchandising department selects and develops products for our retail shop.  We are focused on driving sales by increasing the number of retail customers who are also restaurant guests.  We follow a core and seasonal theme approach to meet the expectations of our guests while also providing new offerings to maintain high purchase levels.  Our music program serves to deliver sales, provide a promotional platform for us and deepen and extend our country association.  Our newest additions to our exclusive music program include George Jones, Zac Brown, Alan Jackson and Wynonna Judd.  In addition to country music, we released an album with bluegrass duo, Daily & Vincent, which topped the Billboard charts for nine weeks in the number one position.

Store Management and Quality Controls: Our store management, typically consisting, at each store, of one general manager, four associate managers and one retail manager, is responsible for an average of 103 employees on two shifts.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate store managers to improve sales and operational performance, we maintain a bonus plan designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plan also rewards managers who achieve specific operational targets.  We also employ district managers to support individual store managers and regional vice presidents to support individual district managers.  A district manager’s individual span of control typically is seven to eight individual restaurants and regional vice presidents support seven to nine district managers.  Each store is assigned to both a restaurant and a retail district manager and each district is assigned to both a restaurant and a retail regional vice president.  The various levels of restaurant and retail management work closely together.

To ensure that individual stores are operated at a high level of quality, we focus on the selection and training of store managers.  The store management recruiting and training program begins with an evaluation and screening process.  In addition to multiple interviews and verification of background and experience, we conduct testing designed to identify those applicants most likely to be best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete a 10-week training program consisting of six weeks of in-store training and four weeks of training at our corporate facilities.  This program allows new managers the opportunity to become familiar with our operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility.  We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including hands-on, classroom, written and Internet-based training.  Each store is equipped with training computers for the Internet-based computer-assisted instruction programs.  Additionally, each store typically has an employee training coordinator who oversees training of the store’s hourly employees.

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

Four food categories (dairy (including eggs), beef, poultry and pork) accounted for the largest shares of our food purchasing expense at approximately 13%, 12%, 11% and 10%, respectively, in 2010, but each category includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense was chicken tenderloin at approximately 6% of food purchases in 2010.  We purchase our chicken tenderloin through two vendors.  Dairy is purchased through numerous vendors including local vendors.  Eggs are purchased through two vendors.  We purchase our beef, poultry and pork each through eight vendors.  Should any food items from a particular vendor become unavailable, we believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices.

We purchase the majority of retail items (approximately 81% in 2010) directly from domestic and international vendors and warehouse them at a retail distribution center in Lebanon, which we lease.  The distribution center is an approximately 370,000 square foot warehouse facility with 36 foot ceilings and 170 bays and includes an additional approximate 14,000 square feet of office and maintenance space.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to our stores.  Approximately 39% of our 2010 retail purchases were directly from vendors in the People’s Republic of China.  We have relationships with foreign buying agencies to source purchased product, monitor quality control and supplement product development.

Operational and Inventory Controls: Our information technology and telecommunications systems and various analytical tools are used to evaluate store operating information and provide management with reports to support detection of unusual variances in food costs, labor costs or operating expenses.  Management also monitors individual store restaurant and retail sales on a daily basis and closely monitors sales mix, sales trends, operational costs and inventory levels. The information generated by the information technology and telecommunication systems, analysis tools and monitoring processes are used to manage the operations of each store, replenish retail inventory levels and to facilitate retail purchasing decisions.  These systems and processes also are used in the development of forecasts, budget analyses and planning.

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

Marketing: Outdoor advertising (i.e., billboards and state department of transportation signs) is the primary advertising medium utilized to reach our guests. Outdoor advertising accounted for approximately 59% of advertising expenditures in 2010, with our having approximately 1,600 billboards at year-end.  Recently, however, we have increasingly utilized other types of media, such as television, radio and print, in our core markets to maintain customer awareness, and outside of our core markets to increase brand awareness and to build guest loyalty.  We define core markets based on average weekly sales, geographic location, and longevity and brand awareness in the market.  In 2011, we plan to spend approximately 2.0% of our revenues on advertising.  Outdoor advertising is expected to represent approximately 59% of advertising expenditures in 2011.

STORE DEVELOPMENT

We opened six new stores in 2010.  We plan to open eleven new stores during 2011, two of which were open as of September 21, 2010.

Our stores are located primarily along interstate highways; however, as of September 21, 2010, 90 of our stores are located near "tourist destinations" or are considered “off-interstate” stores.  In 2011, we intend to open seven of our new stores along interstate highways as compared to two in 2010.  We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and to increase sales through television and/or radio advertising by having more stores in media markets in which satisfactory interstate locations either may not be available or not available on reasonable terms.  We have identified approximately 500 trade areas for potential future development with characteristics that appear to be consistent with those believed to be necessary to support successful stores.

Of the 595 stores open as of September 21, 2010, we own the land and buildings for 400, while the other 195 properties are either ground leases or ground and building leases.  Our store prototypes range in size from approximately 8,900 square feet to approximately 10,000 square feet including approximately 2,100 square feet of retail selling space and have seating for 177 to 207 guests.

Our capital investment in new stores may differ in the future due to building design specifications, site location and site characteristics.  Land costs are expected to range from $800 to $1,000 per site if purchased.  Building, furniture and equipment costs are expected to be in the range of $2,300 to $2,900 per store.  Pre-opening costs are expected to be approximately $350 to $400 per store.

EMPLOYEES

As of July 30, 2010, we employed approximately 67,000 people, of whom 542 were in advisory and supervisory capacities, 3,445 were in store management positions and 44 were officers.  Many restaurant personnel are employed on a part-time basis.  None of our employees are represented by any union and management considers its employee relations to be good.

COMPETITION

The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, location, personnel, concept, attractiveness of facilities and effectiveness of advertising and marketing.  We compete with a number of national and regional restaurant chains, some of which have greater resources than us,  as well as locally owned restaurants.  The restaurant business is often affected by changes in consumer taste; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power.  In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

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

RESEARCH AND DEVELOPMENT

While research and development is important to us, these expenditures have not been material due to the nature of the restaurant and retail industries.

SEASONAL ASPECTS

Historically, our profits have been lower in the first and third quarters and higher in the second and fourth quarters.  We attribute these variations primarily to the Christmas holiday shopping season and the summer vacation and travel season.  Our retail sales, which are made substantially to our restaurant customers, historically have been highest in our second quarter, which includes the Christmas holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby contributing to higher profits in the Company’s fourth quarter.  We also generally open additional new stores throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

WORKING CAPITAL

In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Therefore, like many other restaurant companies, we are able to, and often do operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed through normal trade credit.  Because of our retail operations, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid product turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.  Many other operating expenses have normal trade terms.

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

General economic, business and societal conditions as well as those specific to the restaurant or retail industries that are largely out of our control may adversely affect our results of operations.

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

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income.  A continued or further slowdown in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

In addition, many of the factors discussed above, along with the current economic environment and the related impact on available credit, may affect us and our suppliers and other business partners, landlords, and customers in an adverse manner including, but not limited to, reducing access to liquid funds or credit (including through the loss of one or more financial institutions that are a part of our revolving credit facility), increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our credit facilities and our derivative and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular, will improve, or even remain static, in 2011, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

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

Although we are subject to the general risks of inflation, our operating profit margins and results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food and other commodities, ingredients, retail merchandise, utilities and other related costs over which we have little control.  Fluctuations in economic conditions, weather, demand and other factors affect the availability, quality and cost of the ingredients and products that we buy.  Some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather and greater volatility in product supply and price.  Furthermore, many of the products that we use and their costs are interrelated.  The emergence of China as a major consumer of food products has placed tremendous demands (with attendant supply and price pressures) for corn, wheat and dairy products, which in turn has increased feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations.  In addition, because we provide a moderately-priced product, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases.

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

Our risks are heightened because of our single retail distribution facility; in addition, our reliance on certain significant vendors, particularly for foreign-sourced retail products, subjects us to numerous risks, including possible interruptions in supply, which could adversely affect our business.

The majority of our retail inventory is shipped into, stored at and shipped out of a single warehouse located in Lebanon, TN.  All of the decorative fixtures used in our stores are shipped into, stored at and shipped out of a single warehouse located in Lebanon, TN.  A natural disaster affecting either of these warehouses could materially adversely affect our business.

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire specified food and retail products and supplies in sufficient quantities.  Partly because of our size, finding qualified vendors and accessing food, retail products, supplies and certain out-sourced services in a timely and efficient manner is a significant challenge that typically is more difficult with respect to goods or services sourced outside the United States.  In some cases, we may have only one supplier for a product or service.  Our dependence on single source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations, and possible litigation when we change vendors because of performance issues. The economic slowdown is putting significant pressure on suppliers, with some facing financial distress but most facing the need to rebuild profitability, all of which tends to make the supply environment more expensive.  If any of these vendors are unable to fulfill their obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

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

Additionally, as we begin to build stores away from our traditional interstate locations, we may be required to increasingly utilize what others might consider more traditional methods of advertising, such as radio, television, direct mail, newspaper, and online and digital media.  While we use these types of advertising from time to time, their effects upon our revenues and, in turn, our profits, are uncertain.  Additionally, if our competitors increased their spending on advertising and promotions, we could be forced to substantially increase our advertising, media or marketing expenses.  If we did so or if our current advertising and promotion programs become less effective, we could experience a material adverse effect on our results of operations.

Our business is somewhat seasonal and also can be affected by extreme weather conditions and natural disasters.

Historically, our highest sales and profits have occurred during the second and fourth quarters, which include the Christmas holiday shopping season and the summer vacation and travel season.  Retail sales historically have been seasonally higher between Thanksgiving and Christmas. Therefore, the results of operations for any quarter or period of less than one year cannot be considered indicative of the operating results for an entire year.

Additionally, extreme weather conditions in the areas where our stores are located can adversely affect our business. For example, frequent or unusually heavy snowfall, ice storms, rain storms, floods or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and can disrupt deliveries of food and supplies to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our retail inventory incompatible with those unseasonable conditions.  Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business.  These risks may be exacerbated in the future because some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather.

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

We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our store expansion imposes on management and on our existing infrastructure, nor that we will be able to hire or retain the necessary management and operating personnel. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel.

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

The sale of food and prepared food products for human consumption involves the risk of injury to our customers.  Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases.  Additionally, many of the food items on our menu contain beef and chicken. The preferences of our customers toward beef and chicken could be affected by health concerns about the consumption of beef or chicken or negative publicity concerning food quality, illness and injury generally.  Additionally, in recent years there has been negative publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, salmonella, the bird/avian flu, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken and pork.  In addition, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.  A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time.  If that occurs, customers might avoid public places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.  A regional or global health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our stores. In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products.  A decrease in guest traffic to our restaurants, a change in our mix of products sold or an increase in costs as a result of these health concerns either in general or specific to our operations, could result in a decrease in sales or higher costs to our restaurants that would materially harm our business.

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

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, poor service, food-borne illness, personal injury, adverse health effects (including obesity) or other concerns stemming from one or a limited number of restaurants.  Even when the allegations or complaints are not valid, unfavorable publicity relating to a limited number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand.  Adverse publicity and its effect on overall consumer perceptions of food safety or customer service could have a material adverse effect on our business, financial condition and results of operations.

The loss of key executives or difficulties in recruiting and retaining qualified personnel could jeopardize our success.

We have assembled a senior management team which has substantial background and experience in the restaurant and retail industries.  Our future growth and success depends substantially on the contributions and abilities of this senior management team and other employees and on our ability to recruit and retain high quality executives and manage our business and our restaurants.  We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high quality restaurant employees could jeopardize our ability to meet our business goals.

We are subject to a number of risks relating to federal, state and local regulation of our business including the areas of health care reform and environmental matters, and an insufficient or ineffective response to government regulation may increase our costs and decrease our profit margins.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to food safety, minimum wage and other labor issues including unionization, health care, menu labeling and building and zoning requirements and those relating to the preparation and sale of food as well as certain retail products.  The development and operation of our restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.  We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and applicable requirements concerning minimum wage, overtime, healthcare coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990.  In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.  We also face risks from new and changing laws and regulations relating to gift cards, nutritional content, nutritional labeling, product safety and menu labeling. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

We are reviewing the health care reform law enacted by Congress in March of 2010.  As part of that review, we will evaluate the potential impacts of this new law on our business, and accommodate various parts of the law as they take effect.  There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.  We do not expect to incur any material costs from compliance with the provision of the health care law requiring disclosure of calories on menus, but cannot anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.

There also has been increasing focus by U.S. and overseas governmental authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption.  This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases, where “cap and trade” initiatives could effectively impose a tax on carbon emissions.  Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.

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

Our business is not static – it changes periodically as a result of many factors, including those discussed above and:

•	increases and decreases in average weekly sales, restaurant and retail sales and restaurant profitability;

•	the rate at which we open new stores, the timing of new unit openings and the related high initial operating costs;

•	changes in advertising and promotional activities and expansion to new markets; and

•	impairment of long-lived assets and any loss on restaurant closures.

Our quarterly operating results and restaurant and retail sales may fluctuate as a result of any of these or other factors.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and restaurant and retail sales for any particular future period may decrease.  In the future, operating results may fall below the expectations of securities analysts, rating agencies and investors.  In that event, the price of our securities could fluctuate dramatically over time or could decrease generally.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee.  We utilize approximately 250,000 square feet of office space for our corporate headquarters and decorative fixtures warehouse.  We also lease our retail distribution center which consists of approximately 370,000 square feet of warehouse facilities and an additional approximate 14,000 square feet of office and maintenance space.

In addition to the various corporate facilities, we have four properties (owned or leased) for future development, a motel used for housing management trainees and for the general public, and seven parcels of excess real property and improvements that we intend to dispose of.

In addition to the properties mentioned above, we own or lease the following store properties as of September 21, 2010:

State			State
	Owned	Leased		Owned	Leased
Tennessee	36	14	Oklahoma	5	2
Florida	41	18	New Jersey	2	4
Texas	30	13	Maryland	3	2
Georgia	28	13	Wisconsin	5	-
North Carolina	23	12	Colorado	3	1
Ohio	22	9	Kansas	3	1
Virginia	19	12	Massachusetts	-	4
Kentucky	20	10	New Mexico	3	1
Alabama	19	9	Utah	4	-
Indiana	21	6	Iowa	3	-
South Carolina	13	10	Connecticut	1	1
Illinois	20	2	Montana	2	-
Pennsylvania	9	12	Nebraska	1	1
Missouri	14	3	Delaware	-	1
Michigan	13	3	Idaho	1	-
Arizona	2	11	Minnesota	1	-
Arkansas	5	6	New Hampshire	1	-
Mississippi	8	3	North Dakota	1	-
West Virginia	3	7	Rhode Island	-	1
Louisiana	7	2	South Dakota	1	-
New York	7	1	Total	400	195

We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.  See “Operations" and "Store Development" in Item I of this Annual Report on Form 10-K for additional information on our properties.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various legal and regulatory proceedings and claims incidental to and arising out of the ordinary course of the business.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers, as of September 28, 2010:

Name	Age	Position with Registrant

Michael A. Woodhouse	65	Chairman, President & Chief Executive Officer

Doug Barber	53	Executive Vice President & Chief Operating Officer

Sandra B. Cochran	52	Executive Vice President & Chief Financial Officer

Christopher A. Ciavarra	39	Senior Vice President, Marketing

Edward A. Greene	55	Senior Vice President, Strategic Initiatives

Robert Harig	60	Senior Vice President, Human Resources

Terry Maxwell	51	Senior Vice President, Retail Operations

N. B. Forrest Shoaf	60	Senior Vice President, Secretary & Chief Legal Officer

Patrick A. Scruggs	46	Vice President, Accounting and Tax, & Chief Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Mr. Woodhouse has been employed with us in various capacities since 1995.  Mr. Woodhouse served as our Senior Vice President of Finance and Chief Financial Officer from January 1999 to July 1999, as Executive Vice President and Chief Operating Officer (“COO”) from August 1999 until July 2000, as President and COO from August 2000 until July 2001, and then as President and Chief Executive Officer (“CEO”) from August 2001 until November 2004 when he assumed his current positions. Mr. Woodhouse has 26 years of experience in the restaurant industry and 17 years of experience in the retail industry.

Mr. Barber has been employed with us since 2003.  He assumed his current position in 2008.  Prior to that he was with Metromedia Family Steakhouse in various capacities since 1979 and assumed his last position held with Metromedia Family Steakhouse as President in 1995.  Mr. Barber has 31 years of experience in the restaurant industry.

Ms. Cochran began her employment with us as Executive Vice President and Chief Financial Officer in March 2009.  Prior to March 2009, she was the CEO of Books-A-Million, having assumed that role in 2004 after serving in various capacities there since 1993.  Ms. Cochran has 17 years of experience in the retail industry and 1 year of experience in the restaurant industry.

Mr. Ciavarra has been employed with us since 2008.  He assumed his current position in 2010.  Prior to 2008, he was the Director of Marketing for Aramark Corporation from 2005 until 2008.  In addition, he was a consultant for us from 2001 to 2005.  Mr. Ciavarra has over 10 years of experience in the restaurant industry and over five years experience in the retail industry.

Mr. Greene has been employed with us in his current capacity since October 2005. From August 1996 to October 2005, he worked for Restaurant Services, Inc., the independent purchasing cooperative which provides supply chain management services for Burger King Corporation and its franchisees, serving most recently as its Vice President, Food and Packaging Purchasing.  Mr. Greene began his career with The Pillsbury Company and has over 32 years of combined experience in the restaurant and food processing industries.

Mr. Harig has been employed with us since 2000.  He assumed his current position in 2004.  Mr. Harig has over 33 years of experience in the restaurant industry and 10 years in the retail industry.

Mr. Maxwell has been employed with us since 1980.  He assumed his current position in 2006.  Mr. Maxwell has 30 years of experience in the restaurant and retail industries.

Mr. Shoaf began his employment with us as Senior Vice President, Secretary and Chief Legal Officer in April 2005.  In addition, he served as our Interim Chief Financial Officer from February 2008 to March 2009.

Mr. Scruggs has been employed with us in various capacities since 1989.  He assumed his current position in 2003.  Mr. Scruggs has 21 years of experience in the restaurant and retail industries.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol CBRL.  There were 10,350 shareholders of record as of September 21, 2010.

The table “Market Price and Dividend Information” contained in the 2010 Annual Report (see page 2 of Exhibit 13 to this Annual Report on Form 10-K) is incorporated herein by this reference.  See Note 5 to Consolidated Financial Statements contained in the 2010 Annual Report (page 32 of Exhibit 13 to this Annual Report on Form 10-K) with respect to dividend restrictions.

See the table labeled “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the 2010 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended July 30, 2010 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.  All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/10 – 5/28/10	278,340	$ 48.74	278,340	Indeterminate (2)
5/29/10 – 6/25/10	419,728	$ 48.24	419,728	Indeterminate (2)
6/26/10 – 7/30/10	448,9322	$ 46.50	448,932	Indeterminate (2)
Total for the quarter	1,147,000	$ 47.68	1,147,000	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.

(2)
Pursuant to previously announced plans, we were authorized to repurchase shares solely to offset share dilution that might result from share issuances under our equity compensation plans, subject to a maximum amount of $65,000.  These plans were superseded and terminated on July 29, 2010 when our Board of Directors adopted a repurchase plan for 2011.  On August 3, 2010, we announced that our Board of Directors had authorized the repurchase, during 2011, of up to $65,000 of our common stock solely to offset share dilution that might result from the issuance of shares under our equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

The table "Selected Financial Data" contained in the 2010 Annual Report (see page 1 of Exhibit 13 to this Annual Report on Form 10-K) is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management's Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2010 Annual Report, is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

“Quantitative and Qualitative Disclosures about Market Risk” set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the 2010 Annual Report, is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements (and related footnotes) and Report of Independent Registered Public Accounting Firm, contained in the 2010 Annual Report, are incorporated herein by this reference.

See Quarterly Financial Data (Unaudited) in Note 18 to the Consolidated Financial Statements (see page 41 of Exhibit 13 to this Annual Report on Form 10-K), which is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of July 30, 2010, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended July 30, 2010 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  We have concluded that our internal control over financial reporting was effective as of July 30, 2010, based on these criteria.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2010 Proxy Statement: “Board of Directors and Committees,” "Proposal 1: Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and the question “Has the Board adopted a code of ethics for senior financial officers?” set forth in “Certain Relationships and Related Transactions.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2010 Proxy Statement:  “Executive Compensation” and the question “How were directors compensated in 2010?” set forth in “Board of Directors and Committees.”   The “Compensation Committee Report” set forth in “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled "Stock Ownership of Certain Beneficial Owners and Management" and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2010 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Who are our independent directors?” in the 2010 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report - What is the Audit Committee’s pre-approval policy and procedure with respect to audit and non-audit services provided by our auditors?” in the 2010 Proxy Statement.  No other portion of the section of the 2010 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

1.
The following Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP of the 2010 Annual Report are included within Exhibit 13 to this Annual Report on Form 10-K and are incorporated herein by this reference:

Report of Independent Registered Public Accounting Firm dated September 28, 2010

Consolidated Balance Sheet as of July 30, 2010 and July 31, 2009

Consolidated Statement of Income for each of the three fiscal years ended July 30, 2010, July 31, 2009 and August 1, 2008

Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years ended July 30, 2010, July 31, 2009 and August 1, 2008

Consolidated Statement of Cash Flows for each of the three fiscal years ended July 30, 2010, July 31, 2009 and August 1, 2008

Notes to Consolidated Financial Statements

2.	All schedules have been omitted since they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.	The exhibits listed in the accompanying Index to Exhibits immediately following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of September, 2010.

CRACKER BARREL OLD COUNTRY STORE, INC.

By:	/s/Michael A. Woodhouse
Michael A. Woodhouse
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 28th day of September, 2010.

Name	Title
/s/Michael A. Woodhouse Michael A. Woodhouse	Chairman, President and Chief Executive Officer
/s/Sandra B. Cochran Sandra B. Cochran	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/N.B. Forrest Shoaf N.B. Forrest Shoaf	Senior Vice President, Chief Legal Officer and Secretary
/s/Patrick A. Scruggs Patrick A. Scruggs	Vice President, Accounting and Tax, and Chief Accounting Officer (Principal Accounting Officer)
/s/Robert V. Dale Robert V. Dale	Director
/s/Richard J. Dobkin Richard J. Dobkin	Director
/s/Robert C. Hilton Robert C. Hilton	Director
/s/Charles E. Jones, Jr. Charles E. Jones, Jr.	Director
/s/B.F. Lowery B.F. Lowery	Director
/s/Martha M. Mitchell Martha M. Mitchell	Director
/s/Andrea M. Weiss Andrea M. Weiss	Director
/s/Jimmie D. White Jimmie D. White	Director

INDEX TO EXHIBITS

Exhibit

3(I), 4(a)	Charter (as amended to date) (1)

3(II), 4(b)	Bylaws (as amended to date) (2)

4(e),10(a)
Credit Agreement dated as of April 27, 2006 among CBRL Group, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto and Wachovia Bank, National Association, as Administrative Agent and Collateral Agent  (the “Wachovia Credit Agreement”) (3)

4(f), 10(b)	Amendment No. 1 to Credit Facility (11)

4(g), 10(c)	Amendment No. 2 to Credit Facility (16)

10(d)	The Company’s 2000 Non-Executive Stock Option Plan (4)

10(e)	The Company's 1989 Non-Employee Director's Stock Option Plan, as amended (5)

10(f)	The Company's Non-Qualified Savings Plan (6)

10(g)	Form of Restricted Stock Award (6)

10(h)	Form of Stock Option Award under the Omnibus Plan (6)

10(i)	Change-in-control Agreement for N.B. Forrest Shoaf dated 5/12/2005 (6)

10(j)	Change-in-control Agreement for Patrick A. Scruggs dated October 13, 1999 (7)

10(k)	Change-in-control Agreement for Terry Maxwell dated 8/14/06 (8)

10(l)	Change-in-control Agreement for Ed Greene dated 6/22/06 (9)

10(m)	Change-in-control Agreement for Rob Harig dated 8/23/06 (11)

10(n)	Change-in-control Agreement for Doug Barber dated 8/23/08 (12)

10(o)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 21 Cracker Barrel Old Country Store® sites (10)

10(p)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 9 Cracker Barrel Old Country Store® sites*

10(q)	Master Lease dated July 31, 2000 between Country Stores Property II, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 23 Cracker Barrel Old Country Store® sites*

10(r)	Master Lease dated July 31, 2000 between Country Stores Property III, LLC (“Lessor”) and Cracker Barrel Old Country Store, Inc. (“Lessee”) for lease of 12 Cracker Barrel Old Country Store® sites*

10(s)	The Company's Deferred Compensation Plan (12)

10(t)	Executive Employment Agreement dated as of October 30, 2008 between Michael A. Woodhouse and the Company (1)

10(u)	The Company's Amended and Restated Stock Option Plan (as amended to date) (13)

10(v)	The Company’s Severance Benefits Policy (as amended to date) (14)

10(w)	Executive Employment Agreement dated as of March 11, 2009 between Sandra B. Cochran and the Company (14)

10(x)	Change-in-control Agreement for Sandra B. Cochran dated March 11, 2009 (14)

10(y)	2010 Annual Bonus Plan (15)

10(z)	2010 Long-Term Incentive Plan (17)

10(aa)	The Company’s 2002 Omnibus Incentive Compensation Plan (as amended to date) (18)

10(bb)	Change-in-control Agreement for Christopher A. Ciavarra dated February 1, 2010**

10(cc)	2011 Annual Bonus Plan (19)

13	Pertinent portions of the Company's 2010 Annual Report to Shareholders that are incorporated by reference into this Annual Report on Form 10-K

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*Document not filed because essentially identical in terms and conditions to Exhibit 10(o).
**Document not filed because essentially identical in terms and conditions to Exhibit 10(j).

(1)
Incorporated by reference to the corresponding exhibits (e.g., 3(i), 4.1 and 10.2) to the Company's Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 (“Exchange Act”) for the quarterly period ended October 31, 2008.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Securities Exchange Act of 1934 on September 16, 2009.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended April 28, 2006.

(4)	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 2002.

(5)	Incorporated by reference to the Cracker Barrel Old Country Store, Inc. Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 1991 (File No. 0-7536).

(6)	Incorporated by reference to Exhibits 10(f), 10(j), 10(k), 10(l) and 10(o) to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 29, 2005.

(7)	Incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 1, 2003.

(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K under the Exchange Act, filed August 15, 2006.

(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 28, 2006.

(10)	Incorporated by reference to Exhibit 10.R to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 28, 2000.

(11)	Incorporated by reference to the corresponding exhibits (e.g., 4(e), 10(b) and 10(v)) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 3, 2007.

(12)	Incorporated by reference to the corresponding exhibits (e.g., 10(g) and 10(o)) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 1, 2008.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended January 30, 2009.

(14)	Incorporated by reference to the corresponding exhibits (e.g., 10.1, 10.2 and 10.3) to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended May 1, 2009.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K under the Exchange Act, filed on September 16, 2009.

(16)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K under the Exchange Act, filed on November 10, 2009.

(17)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended October 30, 2009.

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended January 29, 2010.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K under the Exchange Act, filed on August 3, 2010.