Form 10-Q
period 2010-10-29
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2010-12-06
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Quarterly Period Ended October 29, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Transition Period from ________ to _______.

Commission file number 000-25225

CRACKER BARREL OLD COUNTRY STORE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1749513
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

305 Hartmann Drive, P.O. Box 787 Lebanon, Tennessee (Address of Principal Executive Offices)	37088-0787 (Zip code)

Registrant’s Telephone Number, Including Area Code:  615-444-5533

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

23,341,403 Shares of Common Stock
Outstanding as of November 26, 2010

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended October 29, 2010

INDEX

PART I. FINANCIAL INFORMATION			Page

Item 1
•	Condensed Consolidated Financial Statements (Unaudited)

	a)	Condensed Consolidated Balance Sheet as of October 29, 2010 and July 30, 2010	3

	b)	Condensed Consolidated Statement of Income for the Quarters Ended October 29, 2010 and October 30, 2009	4

	c)	Condensed Consolidated Statement of Cash Flows for the Quarters Ended October 29, 2010 and October 30, 2009	5

	d)	Notes to Condensed Consolidated Financial Statements	6

Item 2
•	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3
•	Quantitative and Qualitative Disclosures About Market Risk		25

Item 4
•	Controls and Procedures		25

PART II. OTHER INFORMATION

Item 1A
•	Risk Factors		26

Item 6
•	Exhibits		26

SIGNATURES			27

Index

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)
	October 29,	July 30,
	2010	2010*
ASSETS
Current assets:
Cash and cash equivalents	$24,661	$47,700
Accounts receivable	11,917	13,530
Inventories	165,790	144,079
Prepaid expenses and other current assets	12,065	8,609
Deferred income taxes	23,488	22,341
Total current assets	237,921	236,259

Property and equipment	1,636,111	1,621,545
Less: Accumulated depreciation and amortization of capital leases	629,575	617,442
Property and equipment – net	1,006,536	1,004,103

Other assets	53,479	51,705

Total assets	$1,297,936	$1,292,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,627	$116,218
Current maturities of long-term debt and capital lease obligations	6,765	6,765
Accrued interest expense	10,526	10,535
Other current liabilities	160,181	176,030
Total current liabilities	279,099	309,548

Long-term debt	572,005	573,744
Capital lease obligations	37	41
Interest rate swap liability	68,447	66,281
Other long-term obligations	97,842	93,781
Deferred income taxes	56,480	57,055

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,092,639 shares issued and outstanding at October 29, 2010, and 22,732,781 shares issued and outstanding at July 30, 2010	231	228
Additional paid-in capital	19,804	6,200
Accumulated other comprehensive loss	(48,666)	(48,849)
Retained earnings	252,657	234,038
Total shareholders’ equity	224,026	191,617

Total liabilities and shareholders’ equity	$1,297,936	$1,292,067

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 30, 2010, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2010.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	October 29,	October 30,
	2010	2009

Total revenue	$598,691	$581,183

Cost of goods sold	179,753	177,471
Gross profit	418,938	403,712

Labor and other related expenses	224,604	224,760
Impairment and store closing charges	83	--
Other store operating expenses	111,959	105,466
Store operating income	82,292	73,486

General and administrative expenses	36,876	35,501
Operating income	45,416	37,985

Interest expense	11,714	11,770
Income before income taxes	33,702	26,215

Provision for income taxes	9,968	8,191

Net income	$23,734	$18,024

Net income per share:
Basic	$1.04	$0.79
Diluted	$1.01	$0.78

Weighted average shares:
Basic	22,832,393	22,762,048
Diluted	23,593,882	23,136,385

Dividends declared per share	$0.22	$0.20

See notes to unaudited condensed consolidated financial statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	October 29,	October 30,
	2010	2009
Cash flows from operating activities:
Net income	$23,734	$18,024
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,027	14,118
Loss on disposition of property and equipment	792	945
Share-based compensation	2,462	2,913
Excess tax benefit from share-based compensation	(838)	(324)
Changes in assets and liabilities:
Accounts receivable	1,613	(255)
Income taxes receivable	--	4,078
Inventories	(21,711)	(15,264)
Prepaid expenses and other current assets	(3,456)	(5,790)
Accounts payable	(14,591)	1,611
Accrued interest expense	(9)	122
Other current liabilities	(15,579)	866
Deferred income taxes	627	(635)
Other long-term assets and liabilities	1,992	2,998
Net cash (used in) provided by operating activities	(9,937)	23,407

Cash flows from investing activities:
Purchase of property and equipment	(18,177)	(14,904)
Proceeds from sale of property and equipment	196	50
Proceeds from insurance recoveries of property and equipment	24	33
Net cash used in investing activities	(17,957)	(14,821)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	86,200	158,000
Principal payments under long-term debt and capital lease obligations	(87,943)	(159,857)
Proceeds from exercise of share-based compensation awards	10,307	715
Excess tax benefit from share-based compensation	838	324
Dividends on common stock	(4,547)	(4,627)
Net cash provided by (used in) financing activities	4,855	(5,445)

Net (decrease) increase in cash and cash equivalents	(23,039)	3,141
Cash and cash equivalents, beginning of period	47,700	11,609
Cash and cash equivalents, end of period	$24,661	$14,750

Supplemental disclosures of cash flow information:
Cash paid during the three months for:
Interest, excluding interest rate swap payments, net of amounts capitalized	$3,471	$4,212
Interest rate swap	$7,595	$6,831
Income taxes	$6,463	$625

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swap	$(2,166)	$(3,452)
Change in deferred tax asset for interest rate swap	$2,349	$2,866

See notes to unaudited condensed consolidated financial statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages and share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

The condensed consolidated balance sheets at October 29, 2010 and July 30, 2010 and the related condensed consolidated statements of income and cash flows for the quarters ended October 29, 2010 and October 30, 2009, have been prepared by Cracker Barrel Old Country Store, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 30, 2010 (the “2010 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2010 Form 10-K. References in these Notes to Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted.

2.           Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at October 29, 2010 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of October 29, 2010

Cash equivalents*	$12,951	$--	$--	$12,951
Deferred compensation plan assets**	28,031	--	--	28,031
Total assets at fair value	$40,982	$--	$--	$40,982

Interest rate swap liability (Note 5)	$--	$68,447	$--	$68,447
Total liabilities at fair value	$--	$68,447	$--	$68,447

Index

The Company’s assets and liabilities measured at fair value on a recurring basis at July 30, 2010 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of July 30, 2010

Cash equivalents*	$35,250	$--	$--	$35,250
Deferred compensation plan assets**	25,935	--	--	25,935
Total assets at fair value	$61,185	$--	$--	$61,185

Interest rate swap liability (Note 5)	$--	$66,281	$--	$66,281
Total liabilities at fair value	$--	$66,281	$--	$66,281

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the condensed consolidated balance sheet as other assets.

The Company’s money market fund investments and deferred compensation plan assets are measured at fair value using quoted market prices.  The fair value of the Company’s interest rate swap liability is determined based on the present value of expected future cash flows.  Since our interest rate swaps are based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full term of the swaps, they are considered a Level 2 input.  Nonperformance risk is reflected in determining the fair value of the interest rate swaps by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the term of the swaps.  Thus, the adjustment for nonperformance risk is also considered a Level 2 input.

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts due to their short duration. The fair value of the Company’s variable-rate term loans and revolving credit facility, based on quoted market prices, totaled approximately $574,674 and $566,510 at October 29, 2010 and July 30, 2010, respectively.  See Note 4 for additional information on the Company’s debt.

3.	Inventories

Inventories were comprised of the following at:

	October 29,	July 30,
	2010	2010

Retail	$132,608	$113,674
Restaurant	19,471	17,586
Supplies	13,711	12,819
Total	$165,790	$144,079

Index

4.	Debt

Long-term debt consisted of the following at:

	October 29, 2010	July 30, 2010

Term loans payable on or before April 27, 2013	$346,498	$347,559

Term loans payable on or before April 27, 2016	231,931	232,585

Note payable	322	346
	578,751	580,490
Current maturities	(6,746)	(6,746)
Long-term debt	$572,005	$573,744

The Company’s credit facility (the “Credit Facility”) consists of term loans (aggregate outstanding at October 29, 2010 was $578,429) and a revolving credit facility (the “Revolving Credit Facility”), under which the Company has a borrowing capacity of $250,000 until April 27, 2011 and $165,000 thereafter until January 27, 2013.  At October 29, 2010, $575,000 of the Company’s term loans were swapped at a weighted average interest rate of 7.47% (see Note 5) and the weighted average interest rate on the remaining $3,429 was 2.34%.

At October 29, 2010, the Company did not have any outstanding borrowings under the Revolving Credit Facility. At October 29, 2010, the Company had outstanding $30,346 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 12).  At October 29, 2010, the Company had $219,654 available under the Revolving Credit Facility.

The Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At October 29, 2010, the Company was in compliance with all debt covenants.

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

5.	Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate its interest rate risk.  The Company does not hold or use derivative instruments for trading purposes.  The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

Index

The Company has interest rate risk relative to its outstanding borrowings under its Credit Facility (see Note 4).  Loans under the Credit Facility bear interest, at the Company’s election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  The Company uses derivative instruments, specifically interest rate swaps, to mitigate its interest rate risk.  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4).  To manage this risk in a cost efficient manner, the Company has entered into two interest rate swaps.

On May 4, 2006, the Company entered into an interest rate swap (the “2006 swap”) in which it agreed to exchange with a counterparty, at specified intervals effective August 3, 2006, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The swapped portion of the outstanding debt or notional amount of the interest rate swap over its remaining life is as follows:

From May 4, 2010 to May 2, 2011	$575,000
From May 3, 2011 to May 2, 2012	550,000
From May 3, 2012 to May 3, 2013	525,000

The 2006 swap was accounted for as a cash flow hedge.  The rate on the portion of the Company’s outstanding debt covered by the 2006 swap is fixed at a rate of 5.57% plus the Company’s credit spread over the initial 7-year life of the 2006 swap.   The Company’s weighted average credit spread at October 29, 2010 was 1.90%.

On August 10, 2010, the Company entered into a second interest rate swap (the “2010 swap”) in which it agreed to exchange with a counterparty, effective May 3, 2013, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount of $200,000.  This interest rate swap also was accounted for as a cash flow hedge.  The rate on the portion of the Company’s outstanding debt covered by the 2010 swap will be fixed at a rate of 2.73% plus the Company’s credit spread over the 2-year life of the 2010 swap.

At October 29, 2010 and July 30, 2010, the estimated fair values of the Company’s derivative instruments were as follows:

	Balance Sheet Location	October 29, 2010	July 30, 2010
Interest rate swaps (See Note 2)	Interest rate swap liability	$68,447	$66,281

The estimated fair value of the Company’s interest rate swap liability incorporates the Company’s own non-performance risk (see Note 2).  The adjustment related to non-performance risk at October 29, 2010 and July 30, 2010 resulted in reductions of $3,073 and $3,915, respectively, in the fair values of the interest rate swap liability.  The offset to the interest rate swap liability is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of October 29, 2010, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $29,639.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

Index

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the quarter ended October 29, 2010 and the year ended July 30, 2010:

	Amount of Loss Recognized in AOCL on Derivatives (Effective Portion)
	Quarter Ended	Year Ended
	October 29, 2010	July 30, 2010
Cash flow hedges:
Interest rate swaps	$(2,166)	$(5,049)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters ended October 29, 2010 and October 30, 2009:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended
		October 29, 2010	October 30, 2009
Cash flow hedges:
Interest rate swaps	Interest expense	$7,595	$6,831

No ineffectiveness has been recorded in the quarters ended October 29, 2010 and October 30, 2009.

6.	Shareholders’ Equity

During the quarter ended October 29, 2010, the Company received proceeds of $10,307 from the exercise of share-based compensation awards and the corresponding issuance of 359,858 shares of its common stock.  During the quarter ended October 29, 2010, the Company did not make any share repurchases.

During the quarter ended October 29, 2010, the Company paid dividends of $0.20 per common share.  In addition, during the first quarter of 2011, the Company declared a regular dividend of $0.22 per common share that was paid on November 5, 2010 and is recorded in other current liabilities in the accompanying condensed consolidated balance sheet.  On December 1, 2010, the Company’s Board of Directors declared a regular dividend of $0.22 per share payable on February 7, 2011 to shareholders of record on January 21, 2011.

During the quarter ended October 29, 2010, the unrealized loss, net of tax, on the Company’s interest rate swaps increased by $183 to $48,666 and is recorded in AOCL (see Notes 2, 5 and 7).

During the quarter ended October 29, 2010, total share-based compensation expense was $2,462.  During the quarter ended October 29, 2010, the excess tax benefit realized upon exercise of share-based compensation awards was $838.

Index

7.	Comprehensive Income

Comprehensive income consisted of the following at:

	Quarter Ended
	October 29, 2010	October 30, 2009

Net income	$23,734	$18,024
Other comprehensive income:
Change in fair value of interest rate swaps, net of tax benefit of $2,349 and $2,866, respectively	183	(586)
Total comprehensive income	$23,917	$17,438

8.	Seasonality

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

	Quarter Ended
	October 29, 2010	October 30, 2009
Revenue:
Restaurant	$481,815	$466,832
Retail	116,876	114,351
Total revenue	$598,691	$581,183

10.	Share-Based Compensation

Share-based compensation expense is recorded in general and administrative expenses.  For the quarters ended October 29, 2010 and October 30, 2009, share-based compensation expense totaled $713 and $922, respectively, for stock options and $1,749 and $1,991, respectively, for nonvested stock.

Index

11.	Net Income Per Share and Weighted Average Shares

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

The following table reconciles the components of the diluted earnings per share computations:

	Quarter Ended
	October 29,	October 30,
	2010	2009

Net income per share numerator	$23,734	$18,024

Net income per share denominator:
Weighted average shares	22,832,393	22,762,048
Add potential dilution:
Stock options and nonvested stock and stock awards	761,489	374,337
Diluted weighted average shares	23,593,882	23,136,385

12.	Commitments and Contingencies

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

The Company is contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  At October 29, 2010, the Company had $30,346 of standby letters of credit related to securing reserved claims under workers' compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its Revolving Credit Facility (see Note 4 for further information on the Company’s Revolving Credit Facility).

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At October 29, 2010, the lease has a remaining life of approximately 2.9 years with annual lease payments of approximately $361 for a total guarantee of $1,052.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform, and, therefore, no provision has been made in the accompanying condensed consolidated balance sheet for amounts to be paid in case of non-performance by the assignee.

Index

Upon the sale of Logan’s Roadhouse, Inc. (“Logan’s”) in 2007, the Company reaffirmed its guarantee on the lease payments for two Logan’s restaurants.  At October 29, 2010, the operating leases have remaining lives of 1.2 and 9.4 years with annual payments of approximately $94 and $108, respectively, for a total guarantee of $1,172.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated balance sheet for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s (see Note 15 to the Company’s Consolidated Financial Statements included in the 2010 Form 10-K), the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  With the exception of certain tax indemnifications, the Company believes that the probability of being required to make any indemnification payments to Logan’s is remote.  Therefore, at October 29, 2010, the Company has recorded a liability of $22 in the condensed consolidated balance sheet for these potential tax indemnifications, but no provision has been recorded for potential non-tax indemnifications.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  At October 29, 2010, we operated 596 Cracker Barrel units in 41 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2010 (the “2010 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance, or the expected outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2010 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Critical Accounting Estimates” on pages 19-24 of this Form 10-Q or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter ended October 29, 2010 as compared to the same period in the prior year:

	Quarter Ended
	October 29,	October 30,
	2010	2009

Total revenue	100.0%	100.0%

Cost of goods sold	30.0	30.5
Gross profit	70.0	69.5

Labor and other related expenses	37.6	38.7
Impairment and store closing charges	--	--
Other store operating expenses	18.7	18.2
Store operating income	13.7	12.6

General and administrative expenses	6.1	6.1
Operating income	7.6	6.5

Interest expense	2.0	2.0
Income before income taxes	5.6	4.5

Provision for income taxes	1.6	1.4

Net income	4.0%	3.1%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter ended October 29, 2010 as compared to the same period in the prior year:

	Quarter Ended
	October 29,	October 30,
	2010	2009
Revenue:
Restaurant	80.5%	80.3%
Retail	19.5	19.7
Total revenue	100.0%	100.0%

The following table sets forth the number of units in operation at the beginning and end of the quarters ended October 29, 2010 and October 30, 2009, respectively:

	Quarter Ended
	October 29,	October 30,
	2010	2009

Open at beginning of period	593	588
Opened during period	3	3
Open at end of period	596	591

Index

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter ended October 29, 2010 as compared to the same period in the prior year:

	Quarter Ended
	October 29,	October 30,
	2010	2009
Revenue:
Restaurant	$810.5	$791.8
Retail	196.6	193.9
Total revenue	$1,007.1	$985.7

Total Revenue

Total revenue for the first quarter of 2011 increased 3.0% compared to the prior year first quarter.  For the quarter, comparable store restaurant sales increased 2.4% and comparable store retail sales increased 1.5% resulting in a combined comparable store sales (total revenue) increase of 2.2%.  The comparable store restaurant sales increase consisted of a 1.9% average check increase for the quarter (including a 2.0% average menu price increase) and a 0.5% guest traffic increase.  We believe the comparable store retail sales increase was due to the increase in guest traffic and a more appealing retail merchandise selection than in the prior year.   Sales from newly opened stores accounted for the balance of the total revenue increase in the first quarter.

Gross Profit

Gross profit as a percentage of total revenue for the first quarter of 2011 increased to 70.0% compared to 69.5% in the first quarter of the prior year.  This increase was due to a decrease in retail inventory obsolescence reserves in the first quarter of 2011 as compared to an increase in the prior year.   Compared to last year our retail inventories are more current due to more active inventory management and successful porch sale events.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue were 37.6% in the first quarter of 2011 as compared to 38.7% in the first quarter of the prior year.  This decrease resulted primarily from decreases of 0.7% and 0.3% as a percentage of total revenue, respectively, in healthcare costs and store hourly labor costs.  The decrease in healthcare costs was due to lower medical claims and the benefit of the calendar 2010 group health plan design changes.  The decrease in store hourly labor costs as a percentage of total revenue was due to menu pricing being higher than wage inflation.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees and non-labor-related pre-opening expenses. Other store operating expense as a percentage of total revenue increased to 18.7% in the first quarter of 2011 as compared to 18.2% in the first quarter of the prior year.  This increase resulted primarily from increases of 0.3% and 0.2% as a percentage of total revenue, respectively, in maintenance and supplies expenses.  Higher maintenance expense resulted primarily from the timing of sign maintenance and other programs.  The increase in supplies expense was due to operational changes which were implemented to improve the guest experience.

Index

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue for the first quarter of 2011 remained flat at 6.1% compared to the first quarter of the prior year.

Interest Expense

Interest expense as a percentage of total revenue for the first quarter of 2011 remained flat at 2.0% compared to the first quarter of the prior year.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 29.6% and 31.2%, respectively, in the first quarters of 2011 and 2010.  The decrease in the effective tax rate from the first quarter of 2010 to the first quarter of 2011 resulted from higher employer tax credits.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $250,000 revolving credit facility (the “Revolving Credit Facility”).  Cash on hand at July 30, 2010, along with our internally generated cash, our borrowings under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards were sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first quarter of 2011.

We believe that cash at October 29, 2010, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continuing operations, our continuing expansion plans, our principal payments on our debt, our share repurchase plans and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.

Cash (Used In) Generated From Operations

Our operating activities used net cash of $9,937 for the quarter ended October 29, 2010, which represented a decrease from the $23,407 net cash provided during the same period a year ago.  This decrease reflected the timing of payments for accounts payable, higher annual bonus payments made this year and an increase in seasonal retail inventory purchases in anticipation of higher retail sales as compared to the prior year and earlier receipts of retail inventory as compared to the prior year to mitigate potential ocean freight container availability issues.

Borrowing Capacity and Debt Covenants

Our credit facility (the “Credit Facility”) consists of term loans (aggregate outstanding at October 29, 2010 was $578,429) and the Revolving Credit Facility.  Of the total outstanding under our term loan facility at October 29, 2010, $346,498 mature on April 27, 2013 and $231,931 mature on April 27, 2016.  The amount available for borrowing under the Revolving Credit Facility is $250,000 until April 27, 2011 and $165,000 thereafter until January 27, 2013.

At October 29, 2010, although we had no outstanding borrowings under the Revolving Credit Facility, we had $30,346 of standby letters of credit related to securing reserved claims under workers' compensation insurance which reduce our availability under the Revolving Credit Facility.  At October 29, 2010, we had $219,654 in borrowing capacity under our Revolving Credit Facility.  See Note 4 to our accompanying Condensed Consolidated Financial Statements for further information on our long-term debt.

Index

The Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At October 29, 2010, we were in compliance with all financial covenants and we presently expect to remain in compliance with the Credit Facility’s financial covenants for the remaining term of the facility.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

Subject to a maximum amount of $65,000, we have been authorized by our Board of Directors to repurchase shares during 2011 to offset share dilution that results from the issuance of shares under our equity compensation plans.  The principal criteria for share repurchases are that they be accretive to expected net income per share, are within the limits imposed by our Credit Facility and that they be made only from free cash flow (operating cash flow less capital expenditures and dividends) rather than borrowings.  During the quarter ended October 29, 2010, we did not make any share repurchases.  In the second quarter of 2011, we expect to repurchase shares from free cash flow to offset share dilution.

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

During the quarter ended October 29, 2010, we paid dividends of $0.20 per common share.  In addition, during the first quarter of 2011, we declared a regular dividend of $0.22 per common share that was paid on November 5, 2010.  On December 1, 2010, our Board of Directors declared a regular dividend of $0.22 per share payable on February 7, 2011 to shareholders of record on January 21, 2011.

During the quarter ended October 29, 2010, we received proceeds of $10,307 from the exercise of share-based compensation awards and the corresponding issuance of 359,858 shares of our common stock.

Working Capital

In the restaurant industry, virtually all sales are either for cash or third-party credit card.  Like many other restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit.  Because of our retail operations, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears of hours worked, and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.  Many other operating expenses have normal trade terms.

We had negative working capital of $41,178 at October 29, 2010 versus negative working capital of $73,289 at July 30, 2010.  Working capital increased from July 30, 2010 primarily due to higher retail inventories, lower incentive compensation accruals and the timing of payments for accounts payable partially offset by a decrease in cash.  Lower incentive compensation accruals resulted from the payment of annual bonuses in the first quarter of 2011.

Index

Capital Expenditures

Capital expenditures (purchase of property and equipment) were $18,177 for the quarter ended October 29, 2010 as compared to $14,904 during the same period a year ago.  Capital expenditures for maintenance programs and construction for new locations accounted for the majority of the expenditures.  The increase in capital expenditures from the first quarter of 2010 to the first quarter of 2011 is primarily due to operational innovation initiatives.  We estimate that our capital expenditures for 2011 will be between $110,000 and $120,000. This estimate includes certain costs related to the acquisition of sites and construction of eleven new stores that will or have opened during 2011, as well as for acquisition and construction costs for locations to be opened in future years, capital expenditures for maintenance programs and operational innovation initiatives.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.  Capitalized interest was $49 and $80, respectively, for the quarters ended October 29, 2010 and October 30, 2009.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no material off-balance sheet arrangements.  Refer to the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2010 Form 10-K for additional information regarding our operating leases.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2010.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2010 Form 10-K for additional information regarding our material commitments.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2010 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Critical accounting estimates are those that:

•	management believes are both most important to the portrayal of our financial condition and operating results and
•	require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Index

We consider the following accounting estimates to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Impairment of Long-Lived Assets and Provision for Asset Dispositions
•	Insurance Reserves
•	Inventory Valuation
•	Tax Provision
•	Share-Based Compensation
•	Unredeemed Gift Cards
•	Legal Proceedings

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

We have not made any material changes in our methodology for assessing impairments during the first quarter of 2011 and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation, general liability and health insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  We self-insure a portion of our group health program.  For our calendar 2010 plan, benefits for any individual (employee or dependents) in the self-insured program are limited to not more than $20 in any given plan year and, in certain cases, to not more than $8 in any given year.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.

Index

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first quarter of 2011 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions or management judgments in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Inventory Valuation

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory method (“RIM”).  RIM is an averaging method that is widely used in the retail industry due to its practicality.  Under RIM, the valuation of our retail inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of our inventories.  Inherent in the RIM calculation are certain significant management judgments and estimates, including initial markons, markups, markdowns and shrinkage, which may significantly affect the gross margin calculation as well as the ending inventory valuation.

Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgment regarding inventory aging and future promotional activities.  Cost of goods sold includes an estimate of shrinkage that is adjusted upon physical inventory counts in subsequent periods.  Annual physical inventory counts are conducted throughout the third and fourth quarters based upon a cyclical inventory schedule.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis.

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first quarter of 2011 and do not believe there is a reasonable likelihood that there will be a material change in these methodologies, estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded as a result of physical inventories may produce materially different amounts than we have estimated.

Index

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

We file our income tax returns several months after our year end.  These returns are subject to audit by the federal and various state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, a successful legal proceeding or settlement could result in material adjustments to our consolidated financial statements and our consolidated financial position (see Note 14 to our Consolidated Financial Statements contained in the 2010 Form 10-K for additional information).

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

Index

Compensation expense is recognized for only the portion of awards that are expected to vest.  Therefore, an estimated forfeiture rate derived from historical employee termination behavior, grouped by job classification, is applied against share-based compensation expense.  The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award were, in substance, multiple awards.  We update the estimated forfeiture rate to actual at each reporting period and adjust compensation expense accordingly so that the amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation expense during the first quarter of 2011.  We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards during the first quarter of 2011 and do not believe there is a reasonable likelihood that there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Index

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

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2010 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference.  There have been no material changes in our quantitative and qualitative market risks since July 30, 2010.

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that as of October 29, 2010, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 29, 2010 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1A.     Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2010 Form 10-K.

Item 6.        Exhibits

See Exhibit Index immediately following the signature page hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 12/6/10	By:	/s/N.B. Forrest Shoaf
N.B. Forrest Shoaf, Senior Vice President, Secretary
Chief Legal Officer and Interim Chief Financial Officer

Date: 12/6/10	By:	/s/Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax
and Chief Accounting Officer

Index

EXHIBIT INDEX

Exhibit No.	Description

10.1	2011 Long-Term Performance Plan

10.2	2011 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 28, 2010 and filed with the Commission on August 3, 2010)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document