Form 10-Q
period 2011-01-28
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2011-03-04
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 28, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to _______.

Commission file number 000-25225

CRACKER BARREL OLD COUNTRY STORE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1749513
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

305 Hartmann Drive, P.O. Box 787	37088-0787
Lebanon, Tennessee	(Zip code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:  615-444-5533

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

23,175,480 Shares of Common Stock
Outstanding as of February 25, 2011

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended January 28, 2011

INDEX

PART I. FINANCIAL INFORMATION		Page

Item 1
•	Condensed Consolidated Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheet as of January 28, 2011 and July 30, 2010	3

b)	Condensed Consolidated Statement of Income for the Quarters and Six Months Ended January 28, 2011 and January 29, 2010	4

c)	Condensed Consolidated Statement of Cash Flows for the Six Months Ended January 28, 2011 and January 29, 2010	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2
•	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3
•	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4
•	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A
•	Risk Factors	28

Item 2
•	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6
•	Exhibits	28

SIGNATURES		29

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	January 28,	July 30,
	2011	2010*
ASSETS
Current assets:
Cash and cash equivalents	$63,249	$47,700
Accounts receivable	20,933	13,530
Inventories	130,524	144,079
Prepaid expenses and other current assets	12,833	8,609
Deferred income taxes	19,489	22,341
Total current assets	247,028	236,259

Property and equipment	1,654,459	1,621,545
Less: Accumulated depreciation and amortization of capital leases	641,703	617,442
Property and equipment – net	1,012,756	1,004,103

Other assets	54,673	51,705

Total assets	$1,314,457	$1,292,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,424	$116,218
Current maturities of long-term debt and other long-term obligations	6,765	6,765
Income taxes payable	3,170	7,624
Accrued employee compensation	42,359	59,874
Deferred revenue	48,473	27,544
Accrued interest expense	10,391	10,535
Other accrued expenses	71,438	80,988
Total current liabilities	271,020	309,548

Long-term debt	570,265	573,744
Interest rate swap liability, net	55,627	66,281
Other long-term obligations	101,821	93,822
Deferred income taxes	55,844	57,055

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,189,938 shares issued and outstanding at January 28, 2011, and 22,732,781 shares issued and outstanding at July 30, 2010	232	228
Additional paid-in capital	22,755	6,200
Accumulated other comprehensive loss	(39,273)	(48,849)
Retained earnings	276,166	234,038
Total shareholders’ equity	259,880	191,617

Total liabilities and shareholders’ equity	$1,314,457	$1,292,067

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 30, 2010, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2010.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2011	2010	2011	2010

Total revenue	$640,277	$632,616	$1,238,968	$1,213,799

Cost of goods sold	219,390	211,898	399,143	389,369
Gross profit	420,887	420,718	839,825	824,430

Labor and other related expenses	223,182	228,594	447,786	453,354
Impairment and store closing charges	1	2,263	84	2,263
Other store operating expenses	112,164	105,501	224,123	210,967
Store operating income	85,540	84,360	167,832	157,846

General and administrative expenses	33,068	34,975	69,944	70,476
Operating income	52,472	49,385	97,888	87,370

Interest expense	11,830	13,293	23,544	25,063
Income before income taxes	40,642	36,092	74,344	62,307

Provision for income taxes	11,865	10,699	21,833	18,890

Net income	$28,777	$25,393	$52,511	$43,417

Net income per share:
Basic	$1.24	$1.11	$2.28	$1.90
Diluted	$1.20	$1.09	$2.21	$1.87

Weighted average shares:
Basic	23,237,493	22,831,645	23,034,943	22,796,846
Diluted	23,919,251	23,397,279	23,756,567	23,266,832

Dividends declared per share	$0.22	$0.20	$0.44	$0.40

See notes to unaudited condensed consolidated financial statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 28,	January 29,
	2011	2010
Cash flows from operating activities:
Net income	$52,511	$43,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,454	30,499
Loss on disposition of property and equipment	1,693	2,033
Impairment	--	2,263
Share-based compensation	4,919	5,825
Excess tax benefit from share-based compensation	(2,294)	(1,228)
Changes in assets and liabilities:
Inventories	13,555	16,565
Other current assets	(11,627)	(5,216)
Accounts payable	(27,794)	(20,562)
Accrued employee compensation	(17,515)	(1,051)
Deferred revenue	20,929	18,190
Other current liabilities	(12,539)	(7,574)
Other long-term assets and liabilities	5,013	3,103
Net cash provided by operating activities	57,305	86,264

Cash flows from investing activities:
Purchase of property and equipment	(40,567)	(27,550)
Proceeds from sale of property and equipment	265	100
Proceeds from insurance recoveries of property and equipment	92	176
Net cash used in investing activities	(40,210)	(27,274)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	110,700	270,100
Principal payments under long-term debt and other long-term obligations	(114,188)	(313,360)
Proceeds from exercise of share-based compensation awards	20,343	4,564
Excess tax benefit from share-based compensation	2,294	1,228
Purchases and retirement of common stock	(10,997)	(7,799)
Deferred financing costs	--	(2,908)
Dividends on common stock	(9,698)	(9,273)
Net cash used in financing activities	(1,546)	(57,448)

Net increase in cash and cash equivalents	15,549	1,542
Cash and cash equivalents, beginning of period	47,700	11,609
Cash and cash equivalents, end of period	$63,249	$13,151

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, excluding interest rate swap payments, net of amounts capitalized	$7,082	$7,708
Interest rate swaps	$15,113	$14,630
Income taxes	$21,639	$16,755

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swaps	$10,654	$(3,019)
Change in deferred tax asset for interest rate swaps	$(1,078)	$2,480

See notes to unaudited condensed consolidated financial statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages and share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

The condensed consolidated balance sheets at January 28, 2011 and July 30, 2010 and the related condensed consolidated statements of income and cash flows for the quarters and/or six-month periods ended January 28, 2011 and January 29, 2010, have been prepared by Cracker Barrel Old Country Store, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  The Company is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 30, 2010 (the “2010 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2010 Form 10-K except for the addition of two accounting policies for share-based compensation and derivative instruments that are discussed below. References in these Notes to Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted.

Share-Based Compensation

If a share-based compensation award is modified after the grant date, incremental compensation expense is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Incremental compensation expense for vested awards is recognized immediately.  For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period (See Note 10).

Derivative Instruments

Companies may elect whether or not to offset related assets and liabilities and report the net amount on their financial statements if the right of setoff exists.  Under a master netting agreement, the Company has the legal right to offset the amounts owed to the Company against amounts owed by the Company under a derivative instrument that exists between the Company and a counterparty.  The Company reports the fair value of these derivative instruments on a net basis in the condensed consolidated balance sheet (See Note 5).

Index

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at January 28, 2011 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of January 28, 2011

Cash equivalents*	$52,554	$--	$--	$52,554
Deferred compensation plan assets**	29,595	--	--	29,595
Total assets at fair value	$82,149	$--	$--	$82,149

Interest rate swap liability, net (Note 5)	$--	$55,627	$--	$55,627
Total liabilities at fair value	$--	$55,627	$--	$55,627

The Company’s assets and liabilities measured at fair value on a recurring basis at July 30, 2010 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of July 30, 2010

Cash equivalents*	$35,250	$--	$--	$35,250
Deferred compensation plan assets**	25,935	--	--	25,935
Total assets at fair value	$61,185	$--	$--	$61,185

Interest rate swap liability, net (Note 5)	$--	$66,281	$--	$66,281
Total liabilities at fair value	$--	$66,281	$--	$66,281

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the condensed consolidated balance sheet as other assets.

The Company’s money market fund investments and deferred compensation plan assets are measured at fair value using quoted market prices.  The fair value of the Company’s interest rate swap liability is determined based on the present value of expected future cash flows.  Since the Company’s interest rate swap values are based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full term of the swaps, they are considered a Level 2 input.  Nonperformance risk is reflected in determining the fair value of the interest rate swaps by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the term of the swaps.  Thus, the adjustment for nonperformance risk is also considered a Level 2 input.

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts due to their short duration. The fair value of the Company’s variable-rate term loans, based on quoted market prices, totaled approximately $578,000 and $566,510 at January 28, 2011 and July 30, 2010, respectively.  See Note 4 for additional information on the Company’s debt.

Index

3.	Inventories

Inventories were comprised of the following at:

	January 28,	July 30,
	2011	2010

Retail	$98,138	$113,674
Restaurant	19,183	17,586
Supplies	13,203	12,819
Total	$130,524	$144,079

4.	Debt

Long-term debt consisted of the following at:

	January 28,	July 30,
	2011	2010

Term loans payable on or before April 27, 2013	$345,438	$347,559

Term loans payable on or before April 27, 2016	231,277	232,585

Note payable	296	346
	577,011	580,490
Current maturities	(6,746)	(6,746)
Long-term debt	$570,265	$573,744

The Company’s credit facility (the “Credit Facility”) consists of term loans (aggregate outstanding at January 28, 2011 was $576,715) and a revolving credit facility (the “Revolving Credit Facility”), under which the Company has a borrowing capacity of $250,000 until April 27, 2011 and $165,000 thereafter until January 27, 2013.  At January 28, 2011, $575,000 of the Company’s term loans were swapped at a weighted average interest rate of 7.47% (see Note 5) and the weighted average interest rate on the remaining $1,715 was 2.17%.

At January 28, 2011, the Company did not have any outstanding borrowings under the Revolving Credit Facility. At January 28, 2011, the Company had outstanding $29,981 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 12).  At January 28, 2011, the Company had $220,019 available under the Revolving Credit Facility.

The Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At January 28, 2011, the Company was in compliance with all debt covenants.

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

Index

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

The 2006 swap was accounted for as a cash flow hedge.  The rate on the portion of the Company’s outstanding debt covered by the 2006 swap is fixed at a rate of 5.57% plus the Company’s credit spread over the initial 7-year life of the 2006 swap.   The Company’s weighted average credit spread at January 28, 2011 was 1.90%.

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

At January 28, 2011 and July 30, 2010, the estimated fair values of the Company’s derivative instruments were as follows:

		Asset		Liability
	Balance Sheet	January 28,	July 30,	January 28,	July 30,
	Location	2011	2010	2011	2010

Interest rate swaps* (See Note 2)	Interest rate swap liability	$566	$--	$56,193	$66,281

*The Company’s interest rate swaps are subject to a master netting agreement and are presented on a net basis in the condensed consolidated balance sheet (See Note 1).

Index

When the Company is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty, its credit risk exposure is based on the net exposure under the master netting agreement.  If, on a net basis, the Company owes the counterparty, the Company regards its credit exposure to the counterparty as being zero.

The estimated fair value of the Company’s interest rate swap liability incorporates the Company’s own non-performance risk (see Note 2).  The adjustment related to non-performance risk at January 28, 2011 and July 30, 2010 resulted in reductions of $1,872 and $3,915, respectively, in the fair values of the interest rate swap liability.  The offset to the interest rate swap liability is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of January 28, 2011, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $28,919.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the six-month period ended January 28, 2011 and the year ended July 30, 2010:

	Amount of Loss Recognized in AOCL on Derivatives (Effective Portion)
	Six Months Ended	Year Ended
	January 28, 2011	July 30, 2010
Cash flow hedges:
Interest rate swaps	$10,654	$(5,049)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and six-month periods ended January 28, 2011 and January 29, 2010:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Cash flow hedges:
Interest rate swaps	Interest expense	$7,518	$7,799	$15,113	$14,630

No ineffectiveness has been recorded in the six-month periods ended January 28, 2011 and January 29, 2010.

6.	Shareholders’ Equity

During the six-month period ended January 28, 2011, the Company received proceeds of $20,343 from the exercise of share-based compensation awards and the corresponding issuance of 657,157 shares of its common stock.  During the six-month period ended January 28, 2011, the Company repurchased 200,000 shares of its common stock in the open market at an aggregate cost of $10,997.

Index

During the six-month period ended January 28, 2011, the Company paid dividends of $0.42 per common share.  In addition, during the second quarter of 2011, the Company declared a regular dividend of $0.22 per common share that was paid on February 7, 2011 and is recorded in other accrued expenses in the accompanying condensed consolidated balance sheet.  On February 24, 2011, the Company’s Board of Directors declared a regular dividend of $0.22 per share payable on May 5, 2011 to shareholders of record on April 15, 2011.

During the six-month period ended January 28, 2011, the unrealized loss, net of tax, on the Company’s interest rate swaps decreased by $9,576 to $39,273 and is recorded in AOCL (see Notes 2, 5 and 7).

During the six-month period ended January 28, 2011, total share-based compensation expense was $4,919.  During the six-month period ended January 28, 2011, the excess tax benefit realized upon exercise of share-based compensation awards was $2,294.

7.	Comprehensive Income

Comprehensive income consisted of the following at:

	Quarter Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2011	2010	2011	2010

Net income	$28,777	$25,393	$52,511	$43,417
Other comprehensive income:
Changes in fair value of interest rate swaps, net of tax	9,393	47	9,576	(539)
Total comprehensive income	$38,170	$25,440	$62,087	$42,878

For the quarters ended January 28, 2011 and January 29, 2010, the changes in fair value of the Company’s interest rate swaps are net of tax provisions of $3,427 and $386, respectively.  For the six-month periods ended January 28, 2011 and January 29, 2010, the changes in fair value of the Company’s interest rate swaps are net of a tax provision of $1,078 and a tax benefit of $2,480, respectively.

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

Index

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

	Quarter Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2011	2010	2011	2010
Revenue:
Restaurant	$478,614	$473,953	$960,429	$940,785
Retail	161,663	158,663	278,539	273,014
Total revenue	$640,277	$632,616	$1,238,968	$1,213,799

10.           Share-Based Compensation

On September 23, 2010, the Company granted stock options to certain executives that were subject to defeasance in the event that the 2010 Omnibus Incentive Compensation Plan (“2010 Omnibus Plan”) was approved by the shareholders at the Company’s Annual Shareholder meeting held on December 1, 2010.  Pursuant to the approval of the 2010 Omnibus Plan, the stock options were defeased and replaced with grants of performance-based stock units (“PBSUs”).  Subject to the respective executive’s continued employment, the PBSUs will vest at the end of the performance period, which consists of the Company’s 2011, 2012 and 2013 years.  The stock option awards would have vested at a cumulative rate of 33% per year beginning on the first anniversary of the grant date.

The number of PBSUs that will ultimately be earned and will, therefore, vest is based on total shareholder return, which is defined as increases in the Company’s stock price plus dividends paid during the performance period.  The target number of shares that will be earned by and awarded to the seven executives in the event that there is no change in total shareholder return is 62,300.  The maximum number of shares that may be awarded to the seven executives is 150% of the target number of shares, or 93,450.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned.  The vesting of the PBSUs is also subject to the achievement of a minimum level of operating income during the performance period.  If this performance goal is not met, no PBSUs will be awarded and no compensation expense will be recorded.

The fair value of the PBSUs was determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  This model incorporates several key assumptions that are similar to those used to value stock options.  Those inputs include expected volatility, risk-free rate of return and expected dividend yield.  Additionally, the Monte-Carlo simulation model uses the 60-consecutive calendar days beginning average price from July 1, 2010 to August 31, 2010.

The defeasance of the stock options and the replacement grant of the PBSUs were accounted for as a modification and resulted in incremental compensation expense of $1,221.  Incremental compensation expense is defined as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  The sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original stock option award at the modification date will be recorded over the modified service period (See Note 1).

Index

During the second quarter of 2011, based on the Company’s determination that a performance goal would not be achieved with respect to a portion of one executive’s nonvested stock grants, the Company reversed approximately $314 of share-based compensation expense.  The Company did not have any similar reversals in the prior year.

Share-based compensation expense is recorded in general and administrative expenses.  For the quarter and six-month period ended January 28, 2011, share-based compensation expense totaled $474 and $1,187, respectively, for stock options and $1,622 and $3,371, respectively, for nonvested stock.  For the quarter and six-month period ended January 28, 2011, share-based compensation expense for PBSUs totaled $361.  For the quarter and six-month period ended January 29, 2010, share-based compensation expense totaled $789 and $1,711, respectively, for stock options and $2,123 and $4,114, respectively, for nonvested stock.

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

The following table reconciles the components of the diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2011	2010	2011	2010
Net income per share numerator	$28,777	$25,393	$52,511	$43,417

Net income per share denominator:
Weighted average shares	23,237,493	22,831,645	23,034,943	22,796,846
Add potential dilution:
Stock options and nonvested stock and stock awards	681,758	565,634	721,624	469,986
Diluted weighted average shares	23,919,251	23,397,279	23,756,567	23,266,832

12.	Commitments and Contingencies

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

The Company is contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  At January 28, 2011, the Company had $29,981 of standby letters of credit related to securing reserved claims under workers' compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its Revolving Credit Facility (see Note 4 for further information on the Company’s Revolving Credit Facility).

Index

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At January 28, 2011, the lease has a remaining life of approximately 2.7 years with annual lease payments of approximately $361 for a total guarantee of $961.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform, and, therefore, no provision has been made in the accompanying condensed consolidated balance sheet for amounts to be paid in case of non-performance by the assignee.

Upon the sale of Logan’s Roadhouse, Inc. (“Logan’s”) in 2007, the Company reaffirmed its guarantee on the lease payments for two Logan’s restaurants.  At January 28, 2011, the operating leases have remaining lives of 0.9 and 9.2 years with annual payments of approximately $94 and $108, respectively, for a total guarantee of $1,122.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated balance sheet for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s (see Note 15 to the Company’s Consolidated Financial Statements included in the 2010 Form 10-K), the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  With the exception of certain tax indemnifications, the Company believes that the probability of being required to make any indemnification payments to Logan’s is remote.  Therefore, at January 28, 2011, the Company has recorded a liability of $23 in the condensed consolidated balance sheet for these potential tax indemnifications, but no provision has been recorded for potential non-tax indemnifications.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  At January 28, 2011, we operated 597 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

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

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2010 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Critical Accounting Estimates” on pages 21-26 of this Form 10-Q or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended January 28, 2011 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2011	2010	2011	2010

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	34.3	33.5	32.2	32.1
Gross profit	65.7	66.5	67.8	67.9

Labor and other related expenses	34.8	36.1	36.2	37.3
Impairment and store closing charges	--	0.4	--	0.2
Other store operating expenses	17.5	16.7	18.1	17.4
Store operating income	13.4	13.3	13.5	13.0

General and administrative expenses	5.2	5.5	5.6	5.8
Operating income	8.2	7.8	7.9	7.2

Interest expense	1.9	2.1	1.9	2.1
Income before income taxes	6.3	5.7	6.0	5.1

Provision for income taxes	1.8	1.7	1.8	1.5

Net income	4.5%	4.0%	4.2%	3.6%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and six-month period ended January 28, 2011 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2011	2010	2011	2010

Revenue:
Restaurant	74.8%	74.9%	77.5%	77.5%
Retail	25.2	25.1	22.5	22.5
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table sets forth the number of stores in operation at the beginning and end of the quarters and six-month periods ended January 28, 2011 and January 29, 2010, respectively:

	Quarter Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2011	2010	2011	2010

Open at beginning of period	596	591	593	588
Open during period	1	2	4	5
Open at the end of period	597	593	597	593

Index

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter and six-month periods ended January 28, 2011 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2011	2010	2011	2010

Revenue:
Restaurant	$801.7	$799.3	$1,612.2	$1,591.1
Retail	270.8	267.6	467.5	461.8
Total revenue	$1,072.5	$1,066.9	$2,079.7	$2,052.9

Total Revenue

Total revenue for the second quarter of 2011 increased 1.2% compared to the prior year second quarter.  For the quarter, comparable store restaurant sales increased 0.3% and comparable store retail sales increased 1.3% resulting in a total combined comparable store sales increase of 0.6%.  Both comparable store restaurant and retail sales were unfavorably affected by more severe winter weather in the quarter this year than last year.  We estimate that the inclement weather in the second quarter of 2011 reduced combined comparable store sales by approximately 0.9%.  The comparable store restaurant sales increase consisted of a 1.8% average check increase for the quarter (reflecting a 1.8% average menu price increase) and a 1.5% guest traffic decrease.  We believe the comparable store retail sales increase was due to a more appealing retail merchandise selection than in the prior year partially offset by a decrease in guest traffic.   Sales from newly opened stores accounted for the balance of the total revenue increase in the second quarter of 2011.

Total revenue for the first six months of 2011 increased 2.1% compared to the same period in the prior year.  For the first six months of 2011, comparable store restaurant sales increased 1.3% and comparable store retail sales increased 1.4% resulting in a combined comparable store sales (total revenue) increase of 1.4%.  The comparable store restaurant sales increase consisted of a 1.9% average check increase for the six months (reflecting a 1.9% average menu price increase) and a 0.6% guest traffic decrease.  We believe that the comparable store retail sales increase was due to a more appealing retail merchandise selection than in the prior year partially offset by a decrease in guest traffic.  Sales from newly opened stores accounted for the balance of the total revenue increase in the first six months of 2011.

Gross Profit

Gross profit for the second quarter of 2011 was 65.7% of total revenue compared to 66.5% of total revenue in the second quarter of the prior year.  This 0.8% decrease in gross profit as a percentage of total revenue was due to 0.5% lower gross profit from restaurant operations, 0.2% lower gross profit from retail operations and 0.1% from the shift in the mix of total revenue versus the prior year from restaurant toward retail sales, the latter of which typically have a lower gross profit.  The decrease in gross profit as a percentage of total revenue from restaurant operations was due to commodity inflation of 2.1% and an increase of 0.3% in food waste partially offset by our menu price increase discussed above.  We believe that most of the increase in food waste was due to the impact of severe winter weather compared to last year.  The decrease in gross profit as a percentage of total revenue from retail operations was primarily due to higher markdowns during the holiday season.

Gross profit as a percentage of total revenue was relatively constant during the first six months of 2011 at 67.8% as compared to 67.9% in the same period in the prior year.

Index

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue were 34.8% in the second quarter of 2011 as compared to 36.1% in the second quarter of the prior year.  This decrease resulted primarily from decreases of 0.7%, 0.3% and 0.3% as a percentage of total revenue, respectively, in store bonus accruals, healthcare costs and store hourly labor costs.  Labor and other related expenses as a percentage of total revenue decreased to 36.2% in the first six months of 2011 as compared to 37.3% in the first six months of 2010.  This decrease resulted primarily from decreases of 0.5%, 0.4% and 0.3%, respectively, in healthcare costs, store bonus accruals and store hourly labor costs.

The decreases in store bonus accruals for the second quarter and first six months of 2011 as compared to the same periods in the prior year reflected lower performance against financial objectives.  The decreases in healthcare costs for the second quarter and first six months of 2011 as compared to the same periods in the prior year were due to lower medical claims and the benefit of the calendar 2010 group health plan design changes.  The decreases in store hourly labor costs as a percentage of total revenue for the second quarter and first six months of 2011 were due to menu pricing being higher than wage inflation.

Impairment and Store Closing Charges

During the first six months of 2011, we did not incur any impairment charges, but we did incur $84 in store closing charges related to a store we closed in the last week of 2010.  During the first six months of 2010, we determined that one of our leased stores was impaired, resulting in an impairment charge of $2,263. This store was impaired due to declining operating performance and resulting negative cash flow projections.  We did not incur any store closing charges in the first six months of 2010.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees and non-labor-related pre-opening expenses. Other store operating expense as a percentage of total revenue increased to 17.5% in the second quarter of 2011 as compared to 16.7% in the second quarter of the prior year.  This increase resulted primarily from increases of 0.4%, 0.2% and 0.2% as a percentage of total revenue, respectively, in general insurance, maintenance and supplies expenses.  Other store operating expenses as a percentage of total revenue increased to 18.1% in the first six months of 2011 as compared to 17.4% in the first six months of 2010.  This increase resulted primarily (and equally) from increases in general insurance, maintenance and supplies.

Higher general insurance expense for the second quarter and first six months of 2011 as compared to the same periods in the prior year was due to favorable actuarial reserve adjustments made in the prior year.  Higher maintenance expenses for the second quarter and first six months of 2011 as compared to the same periods in the prior year resulted primarily from the timing of sign maintenance and other programs.  The increases in supplies expense for the second quarter and first six months of 2011 as compared to the same periods in the prior year were due to operational changes intended to improve the retail guest experience.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue were 5.2% in the second quarter of 2011 as compared to 5.5% in the second quarter of the prior year.  This decrease resulted primarily from lower incentive compensation expense, including share-based compensation, which reflected lower performance against financial objectives in 2011 as compared to the prior year.

Index

General and administrative expenses as a percentage of total revenue were relatively constant during the first six months of 2011 at 5.6% as compared to 5.8% in the same period in the prior year.

Interest Expense

Interest expense for the second quarter of 2011 was $11,830 as compared to $13,293 in the same period in the prior year.  Interest expense for the first six months of 2011 was $23,544 as compared to $25,063 in the same period in the prior year.  Both decreases were primarily due to lower debt outstanding.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was relatively constant during the second quarter of 2011 as compared to the same period in the prior year.  The provision for income taxes as a percent of pre-tax income was 29.2% and 29.6%, respectively, in the second quarters of 2011 and 2010.  The provision for income taxes as a percent of pre-tax income was 29.4% and 30.3%, respectively, in the first six months of 2011 and 2010.   The decrease in the effective tax rate in the first six months of 2010 to the first six months of 2011 resulted primarily from higher employer tax credits.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $250,000 revolving credit facility (the “Revolving Credit Facility”).  Cash on hand at July 30, 2010, along with our internally generated cash, our borrowings under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards were sufficient to finance all of our growth, share repurchases, dividend payments, working capital needs and other cash payment obligations in the first six months of 2011.

We believe that cash at January 28, 2011, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continuing operations, our continuing expansion plans, our principal payments on our debt, our share repurchase plans and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.

Cash Generated From Operations

Our operating activities provided net cash of $57,305 for the first six months of 2011, which represented a decrease from the $86,264 net cash provided during the same period a year ago.  This decrease reflected higher annual bonus payments made this year and the timing of payments for accounts payable.

Borrowing Capacity and Debt Covenants

Our credit facility (the “Credit Facility”) consists of term loans (aggregate outstanding at January 28, 2011 was $576,715) and the Revolving Credit Facility.  Of the total outstanding under our term loan facility at January 28, 2011, $345,438 matures on April 27, 2013 and $231,277 matures on April 27, 2016.  The borrowing capacity under the Revolving Credit Facility is $250,000 until April 27, 2011 and $165,000 thereafter until January 27, 2013.

Index

At January 28, 2011, although we had no outstanding borrowings under the Revolving Credit Facility, we had $29,981 of standby letters of credit related to securing reserved claims under workers' compensation insurance which reduce our availability under the Revolving Credit Facility.  At January 28, 2011, we had $220,019 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our accompanying Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At January 28, 2011, we were in compliance with all financial covenants and we presently expect to remain in compliance with the Credit Facility’s financial covenants for the remaining term of the facility.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

Subject to a maximum amount of $65,000, we have been authorized by our Board of Directors to repurchase shares during 2011 to offset share dilution that results from the issuance of shares under our equity compensation plans.  Our current criteria for share repurchases are that they be accretive to expected net income per share, are within the limits imposed by our Credit Facility and that they be made only from free cash flow (operating cash flow less capital expenditures and dividends) rather than borrowings.  During the quarter and six months ended January 28, 2011, we repurchased 200,000 shares of our common stock in the open market at an aggregate cost of $10,997.

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

During the first six months of 2011, we paid dividends of $0.42 per common share.  In addition, during the second quarter of 2011, we declared a regular dividend of $0.22 per common share that was paid on February 7, 2011.  On February 24, 2011, our Board of Directors declared a regular dividend of $0.22 per share payable on May 5, 2011 to shareholders of record on April 15, 2011.

During the first six months of 2011, we received proceeds of $20,343 from the exercise of share-based compensation awards and the corresponding issuance of 657,157 shares of our common stock.

Working Capital

In the restaurant industry, virtually all sales are either for cash or third-party credit card.  Like many other restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit.  Because of our retail operations, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry. Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears of hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain taxes and some benefits are deferred for longer periods of time.

Index

We had negative working capital of $23,992 at January 28, 2011 versus negative working capital of $73,289 at July 30, 2010.  Working capital increased from July 30, 2010 primarily due to the timing of payments for certain obligations, lower incentive compensation accruals and an increase in cash partially offset by lower retail inventories and a net decrease in working capital related to the increase in sales of our gift cards during the Christmas holiday season.  Lower incentive compensation accruals resulted from the payment of annual bonuses in the first quarter of 2011 that were earned for 2010.

Capital Expenditures

Capital expenditures (purchase of property and equipment) were $40,567 for the first six months of 2011 as compared to $27,550 during the same period a year ago.  Capital expenditures for maintenance programs and construction for new locations accounted for the majority of the expenditures.  The increase in capital expenditures from the first six months of 2010 to the first six months of 2011 is primarily due to an increase in the number of new locations acquired and under construction as compared to the prior year and operational innovation initiatives.  We estimate that our capital expenditures for 2011 will be between $90,000 and $100,000. This estimate includes certain costs related to the acquisition of sites and construction of eleven new stores that will or have opened during 2011, as well as for acquisition and construction costs for locations to be opened in future years, capital expenditures for maintenance programs and operational innovation initiatives.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.  Capitalized interest was $84 and $45, respectively, for the second quarters of 2011 and 2010 and $133 and $125, respectively, for the first six months of 2011 and 2010.

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

Index

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

We consider the following accounting estimates to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Impairment of Long-Lived Assets and Provision for Asset Dispositions
•	Insurance Reserves
•	Retail Inventory Valuation
•	Tax Provision
•	Share-Based Compensation
•	Unredeemed Gift Cards
•	Legal Proceedings

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2011 and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

Index

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation, general liability and health insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  We self-insure a portion of our group health program.  For our calendar 2010 and 2011 plans, benefits for any individual (employee or dependents) in the self-insured program are limited to not more than $20 in any given plan year and, in certain cases, to not more than $8 in any given year.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.

We record a liability for workers’ compensation and general liability for all unresolved claims and for an actuarially determined estimate of incurred but not reported claims at the anticipated cost to us based upon an actuarially determined reserve as of the end of our third quarter and adjust it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual actuarial study of our reserve requirements.  Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the actuarially determined losses at the low end of that range and discount them to present value using a risk-free interest rate based on the actuarially projected timing of payments.  We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of our reserves.  From time to time, we perform limited scope interim updates of our actuarial studies to verify and/or modify our reserves.  During the second quarters of 2011 and 2010, we performed such updates.

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first six months of 2011 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions or management judgments in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Retail Inventory Valuation

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

Index

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2011 and do not believe there is a reasonable likelihood that there will be a material change in these methodologies, estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded as a result of physical inventories may produce materially different amounts than we have estimated.

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

Share-Based Compensation

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Our policy is to recognize compensation expense for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  If a share-based compensation award is modified after the grant date, incremental compensation expense is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Incremental compensation expense for vested awards is recognized immediately.  For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period.  Additionally, our policy is to issue new shares of common stock to satisfy exercises of share-based compensation awards.

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

Index

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

Compensation expense is recognized for only the portion of awards that are expected to vest.  Therefore, an estimated forfeiture rate derived from historical employee termination behavior, grouped by job classification, is applied against share-based compensation expense.  The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award were, in substance, multiple awards.  We update the estimated forfeiture rate to actual at each reporting period and adjust compensation expense accordingly so that the amount of compensation expense recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.

Generally, the fair value of each nonvested stock grant is equal to the market price of our stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.

All of our nonvested stock grants are time vested except the nonvested stock grants of one executive that are based upon the achievement of strategic goals.  Compensation expense for performance-based awards is recognized when it is probable that the performance criteria will be met.  At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. Determining whether the performance targets will be achieved involves judgment and the estimate of expense may be revised periodically based on the probability of achieving the performance targets.  Revisions are reflected in the period in which the estimate is changed.  If any performance goals are not met, no compensation expense is ultimately recognized and, to the extent previously recognized, compensation expense is reversed.  During the second quarter of 2011, based on our determination that a performance goal for a portion of one executive’s nonvested stock grants would not be achieved, we reversed approximately $314 of share-based compensation expense.

Beginning in the second quarter of 2011, we replaced certain stock option grants with performance-based stock units (“PBSUs”) for our executives.  Subject to the respective executive’s continued employment, the PBSUs will vest at the end of the performance period, which consists of our 2011, 2012 and 2013 years.  The number of PBSUs that will ultimately be earned and will, therefore, vest is based on a market condition, i.e., total shareholder return, which is defined as increases in our stock price plus dividends paid during the performance period.  The target number of shares will be earned if there is no change in shareholder value during the performance period and the maximum number of shares that may be earned is 150% of target, or 93,450.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned. The vesting of the PBSUs is also subject to the achievement of a minimum level of operating income during the performance period.  If this performance goal is not met, no PBSUs will be awarded and to the extent previously recognized, compensation expense will be reversed.

Index

The fair value of the PBSUs was determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  This model incorporates several key assumptions that are similar to those used to value stock options, as discussed above; those inputs include expected volatility, risk-free rate of return and expected dividend yield.  Additionally, the Monte-Carlo simulation model uses the 60-consecutive calendar days beginning average price from July 1, 2010 to August 31, 2010.

Other than the reversal of share-based compensation expense for the nonvested stock grant whose performance goal would not be met, we have not made any material changes in our estimates or assumptions used to determine share-based compensation expense during the first six months of 2011.  We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards during the first six months of 2011 and do not believe there is a reasonable likelihood that there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of January 28, 2011, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 28, 2011 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended January 28, 2011 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/30/10 – 11/26/10	--	--	--	Indeterminate (2)
11/27/10 – 12/24/10	146,400	$54.62	146,400	Indeterminate (2)
12/25/10 – 1/28/11	53,600	$55.97	53,600	Indeterminate (2)
Total for the quarter	200,000	$54.98	200,000	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.
(2)
Subject to a maximum amount of $65,000, we have been authorized by our Board of Directors to repurchase shares during 2011 to offset share dilution that results from the issuance of shares under our equity compensation plans.  See Note 7 to our Consolidated Financial Statements contained in the 2010 Form 10-K.

Item 6.             Exhibits

See Exhibit Index immediately following the signature page hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 3/4/11	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date: 3/4/11	By:	/s/Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax
and Chief Accounting Officer

Index

EXHIBIT INDEX

Exhibit No.	Description

10.1	Executive Employment Agreement dated as of November 1, 2010 with Sandra B. Cochran

10.2	Amendment to Michael A. Woodhouse Employment Agreement executed on November 1, 2010

10.3
Cracker Barrel Old Country Store, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2010 and filed with the Commission on December 7, 2010)

10.4
Form of Performance-Based Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 1, 2010 and filed with the Commission on December 7, 2010)

10.5
Change in Control Agreement with Lawrence E. Hyatt dated January 3, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 16, 2010 and filed with the Commission on December 17, 2010)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document