Form 10-Q
period 2011-04-29
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2011-06-03
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 29, 2011

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

22,975,567 Shares of Common Stock
Outstanding as of May 27, 2011

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended April 29, 2011

INDEX

PART I.	FINANCIAL INFORMATION			Page

	Item 1
	•	Condensed Consolidated Financial Statements (Unaudited)

		a)	Condensed Consolidated Balance Sheet as of April 29, 2011 and July 30, 2010	3

		b)	Condensed Consolidated Statement of Income for the Quarters and Nine Months Ended April 29, 2011 and April 30, 2010	4

		c)	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended April 29, 2011 and April 30, 2010	5

		d)	Notes to Condensed Consolidated Financial Statements	6

	Item 2
	•	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17

	Item 3
	•	Quantitative and Qualitative Disclosures About Market Risk		30

	Item 4
	•	Controls and Procedures		30

PART II.	OTHER INFORMATION

	Item 1A
	•	Risk Factors		31

	Item 2
	•	Unregistered Sales of Equity Securities and Use of Proceeds		31

	Item 6
	•	Exhibits		31

SIGNATURES				32

Index

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	April 29,	July 30,
	2011	2010*
ASSETS
Current assets:
Cash and cash equivalents	$62,486	$47,700
Accounts receivable	11,917	13,530
Inventories	131,995	144,079
Prepaid expenses and other current assets	10,782	8,609
Deferred income taxes	17,448	22,341
Total current assets	234,628	236,259

Property and equipment	1,662,843	1,621,545
Less: Accumulated depreciation and amortization of capital leases	653,345	617,442
Property and equipment – net	1,009,498	1,004,103

Other assets	55,409	51,705

Total assets	$1,299,535	$1,292,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,254	$116,218
Current maturities of long-term debt and other long-term obligations	6,766	6,765
Income taxes payable	2,550	7,624
Deferred revenue	35,301	27,544
Accrued interest expense	10,274	10,535
Other accrued expenses	123,211	140,862
Total current liabilities	260,356	309,548

Long-term debt	568,525	573,744
Interest rate swap liability	51,311	66,281
Other long-term obligations	103,570	93,822
Deferred income taxes	55,878	57,055

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 22,951,501 shares issued and outstanding at April 29, 2011, and 22,732,781 shares issued and outstanding at July 30, 2010	230	228
Additional paid-in capital	10,334	6,200
Accumulated other comprehensive loss	(36,944)	(48,849)
Retained earnings	286,275	234,038
Total shareholders’ equity	259,895	191,617

Total liabilities and shareholders’ equity	$1,299,535	$1,292,067

See notes to unaudited condensed consolidated financial statements.

* This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 30, 2010, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2010.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 29,	April 30,	April 29,	April 30,
	2011	2010	2011	2010

Total revenue	$582,525	$578,233	$1,821,493	$1,792,032

Cost of goods sold	179,774	173,041	578,917	562,410
Gross profit	402,751	405,192	1,242,576	1,229,622

Labor and other related expenses	227,437	226,047	675,223	679,401
Other store operating expenses	112,112	109,302	336,235	320,269
Store operating income	63,202	69,843	231,118	229,952

General and administrative expenses	33,955	38,012	103,899	108,488
Impairment and store dispositions, net	(1,958)	--	(1,874)	2,263
Operating income	31,205	31,831	129,093	119,201

Interest expense	11,619	12,186	35,163	37,249
Income before income taxes	19,586	19,645	93,930	81,952

Provision for income taxes	4,432	5,217	26,265	24,107

Net income	$15,154	$14,428	$67,665	$57,845

Net income per share:
Basic	$0.66	$0.62	$2.94	$2.52
Diluted	$0.64	$0.61	$2.85	$2.47

Weighted average shares:
Basic	23,048,279	23,198,505	23,039,388	22,934,732
Diluted	23,602,333	23,802,998	23,705,155	23,445,554

Dividends declared per share	$0.22	$0.20	$0.66	$0.60

See notes to unaudited condensed consolidated financial statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	April 29,	April 30,
	2011	2010
Cash flows from operating activities:
Net income	$67,665	$57,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,537	45,629
(Gain) loss on disposition of property and equipment	(2,062)	2,943
Impairment	2,175	2,263
Share-based compensation	7,335	10,088
Excess tax benefit from share-based compensation	(2,338)	(4,841)
Changes in assets and liabilities:
Inventories	12,084	16,969
Other current assets	(560)	4,324
Accounts payable	(33,964)	(13,930)
Accrued employee compensation	(13,430)	5,222
Other current liabilities	(89)	1,675
Other long-term assets and liabilities	5,825	8,568
Net cash provided by operating activities	89,178	136,755

Cash flows from investing activities:
Purchase of property and equipment	(59,410)	(40,218)
Proceeds from sale of property and equipment	8,124	229
Proceeds from insurance recoveries of property and equipment	126	224
Net cash used in investing activities	(51,160)	(39,765)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	112,000	339,600
Principal payments under long-term debt and other long-term obligations	(117,233)	(384,687)
Proceeds from exercise of share-based compensation awards	20,107	35,565
Excess tax benefit from share-based compensation	2,338	4,841
Purchases and retirement of common stock	(25,644)	(7,799)
Deferred financing costs	--	(2,908)
Dividends on common stock	(14,800)	(13,820)
Net cash used in financing activities	(23,232)	(29,208)

Net increase in cash and cash equivalents	14,786	67,782
Cash and cash equivalents, beginning of period	47,700	11,609
Cash and cash equivalents, end of period	$62,486	$79,391

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, excluding interest rate swap payments, net of amounts capitalized	$10,377	$11,262
Interest rate swaps	$22,878	$22,741
Income taxes	$27,726	$17,577

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swaps	$14,970	$(510)
Change in deferred tax asset for interest rate swaps	$(3,065)	$1,742

See notes to unaudited condensed consolidated financial statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages and share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

Cracker Barrel Old Country Store, Inc. (the “Company”) is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.

Basis of Presentation

The condensed consolidated balance sheets at April 29, 2011 and July 30, 2010 and the related condensed consolidated statements of income and cash flows for the quarters and/or nine-month periods ended April 29, 2011 and April 30, 2010, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Share-Based Compensation

If a share-based compensation award is modified after the grant date, incremental compensation expense is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Incremental compensation expense for vested awards is recognized immediately.  For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period (See Note 11).

Derivative Instruments

Companies may elect whether or not to offset related assets and liabilities and report the net amount on their financial statements if the right of setoff exists.  Under a master netting agreement, the Company has the legal right to offset the amounts owed to the Company against amounts owed by the Company under a derivative instrument that exists between the Company and a counterparty.  The Company reports the fair value of these derivative instruments on a net basis in the condensed consolidated balance sheet.

Index

Reclassifications

The Company has reclassified certain prior period amounts in its condensed consolidated statement of income in order to conform to the current period presentation in which impairment and store dispositions are not included in store operating income.  The Company believes that the current period presentation of store operating income more appropriately reflects the results of its ongoing store operations.  These reclassifications had no effect on operating income or net income.

The following table presents the effect of these reclassifications on store operating income for the quarter and nine-month period ended April 30, 2010:

	Quarter Ended April 30, 2010	Nine Months Ended April 30, 2010

Store operating income as previously reported	$69,843	$227,689
Impairment and store dispositions, net	--	2,263
Store operating income as currently reported	$69,843	$229,952

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at April 29, 2011 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of April 29, 2011

Cash equivalents*	$43,668	$--	$--	$43,668
Deferred compensation plan assets**	30,530	--	--	30,530
Total assets at fair value	$74,198	$--	$--	$74,198

Interest rate swap liability (Note 5)	$--	$51,311	$--	$51,311
Total liabilities at fair value	$--	$51,311	$--	$51,311

The Company’s assets and liabilities measured at fair value on a recurring basis at July 30, 2010 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of July 30, 2010

Cash equivalents*	$35,250	$--	$--	$35,250
Deferred compensation plan assets**	25,935	--	--	25,935
Total assets at fair value	$61,185	$--	$--	$61,185

Interest rate swap liability (Note 5)	$--	$66,281	$--	$66,281
Total liabilities at fair value	$--	$66,281	$--	$66,281

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the condensed consolidated balance sheet as other assets.

Index

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The fair value of the Company’s variable-rate term loans, based on quoted market prices, totaled approximately $575,859 and $566,510 at April 29, 2011 and July 30, 2010, respectively.  See Note 4 for additional information on the Company’s debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the quarter ended April 29, 2011, one leased Cracker Barrel store was determined to be impaired.  Fair value of the leased store was determined by using a cash flow model.  Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  Based on its analysis, the Company reduced the leased store’s carrying value to zero, resulting in an impairment charge of $2,175 (see Note 10).

During 2010, one leased store also was determined to be fully impaired using the same methodology and Level 3 inputs as described above (see Note 10).  Additionally, during 2010, the Company closed one owned store and recorded an impairment charge of $409 for the amount by which the store’s carrying value exceeded its fair value of $270.  Fair value was determined based upon market comparables, which are considered Level 2 inputs.  This closed store was sold during the quarter ended April 29, 2011.

3.	Inventories

Inventories were comprised of the following at:

	April 29, 2011	July 30, 2010

Retail	$98,619	$113,674
Restaurant	19,910	17,586
Supplies	13,466	12,819
Total	$131,995	$144,079

Index

4.	Debt

Long-term debt consisted of the following at:

	April 29, 2011	July 30, 2010

Term loans payable on or before April 27, 2013	$344,377	$347,559
Term loans payable on or before April 27, 2016	230,623	232,585
Note payable	271	346
	575,271	580,490
Current maturities	(6,746)	(6,746)
Long-term debt	$568,525	$573,744

The Company’s credit facilities (the “Credit Facilities”) consist of term loans (aggregate outstanding at April 29, 2011 was $575,000) and a revolving credit facility (the “Revolving Credit Facility”), under which the Company has a borrowing capacity of $165,000 until January 27, 2013.  At April 29, 2011, the Company’s term loans were swapped at a weighted average interest rate of 7.47% (see Note 5).

At April 29, 2011, the Company did not have any outstanding borrowings under the Revolving Credit Facility. At April 29, 2011, the Company had outstanding $29,981 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 13).  At April 29, 2011, the Company had $135,019 available under the Revolving Credit Facility.

The Credit Facilities contain customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At April 29, 2011, the Company was in compliance with all debt covenants.

The Credit Facilities also impose restrictions on the amount of dividends the Company is able to pay.  If there is no default then existing and there is at least $100,000 then available under the Revolving Credit Facility, the Company may both: (1) pay cash dividends on its common stock if the aggregate amount of dividends paid in any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the Credit Facilities) during the immediately preceding fiscal year; and (2) in any event, increase its regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the dividend paid in the prior fiscal quarter.

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

Index

The Company has interest rate risk relative to its outstanding borrowings under its Credit Facilities (see Note 4).  Loans under the Credit Facilities bear interest, at the Company’s election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4).  To manage this risk in a cost efficient manner, the Company has entered into two interest rate swaps.

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

The 2006 swap was accounted for as a cash flow hedge.  The rate on the portion of the Company’s outstanding debt covered by the 2006 swap is fixed at a rate of 5.57% plus the Company’s credit spread over the initial 7-year life of the 2006 swap.   The Company’s weighted average credit spread at April 29, 2011 was 1.90%.

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

At April 29, 2011 and July 30, 2010, the estimated fair values of the Company’s derivative instruments were as follows:

	Balance Sheet Location	April 29, 2011	July 30, 2010
Interest rate swaps (See Note 2)	Interest rate swap liability	$51,311	$66,281

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

The estimated fair value of the Company’s interest rate swap liability incorporates the Company’s own non-performance risk (see Note 2).  The adjustment related to non-performance risk at April 29, 2011 and July 30, 2010 resulted in reductions of $1,407 and $3,915, respectively, in the fair values of the interest rate swap liability.  The offset to the interest rate swap liability is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of April 29, 2011, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $28,968.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

Index

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the nine-month period ended April 29, 2011 and the year ended July 30, 2010:

	Amount of Loss Recognized in AOCL on Derivatives (Effective Portion)
	Nine Months Ended	Year Ended
	April 29, 2011	July 30, 2010
Cash flow hedges:
Interest rate swaps	$14,970	$(5,049)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and nine-month periods ended April 29, 2011 and April 30, 2010:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Cash flow hedges:
Interest rate swaps	Interest expense	$7,765	$8,111	$22,878	$22,741

No ineffectiveness has been recorded in the nine-month periods ended April 29, 2011 and April 30, 2010.

6.	Shareholders’ Equity

During the nine-month period ended April 29, 2011, the Company received proceeds of $20,107 from the exercise of share-based compensation awards and the corresponding issuance of 718,720 shares of its common stock.  During the nine-month period ended April 29, 2011, the Company repurchased 500,000 shares of its common stock in the open market at an aggregate cost of $25,644.

During the nine-month period ended April 29, 2011, the Company paid dividends of $0.64 per common share.  In addition, during the third quarter of 2011, the Company declared a regular dividend of $0.22 per common share that was paid on May 5, 2011 and is recorded in other accrued expenses in the accompanying condensed consolidated balance sheet.  On May 26, 2011, the Company’s Board of Directors declared a regular dividend of $0.22 per share payable on August 5, 2011 to shareholders of record on July 15, 2011.

During the nine-month period ended April 29, 2011, the unrealized loss, net of tax, on the Company’s interest rate swaps decreased by $11,905 to $36,944 and is recorded in AOCL (see Notes 2, 5 and 7).

During the nine-month period ended April 29, 2011, total share-based compensation expense was $7,335.  During the nine-month period ended April 29, 2011, the excess tax benefit realized upon exercise of share-based compensation awards was $2,338.

Index

7.	Comprehensive Income

Comprehensive income consisted of the following at:

	Quarter Ended		Nine Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010

Net income	$15,154	$14,428	$67,665	$57,845
Other comprehensive income:
Changes in fair value of interest rate swaps, net of tax	2,329	1,771	11,905	1,232
Total comprehensive income	$17,483	$16,199	$79,570	$59,077

For the quarters ended April 29, 2011 and April 30, 2010, the changes in fair value of the Company’s interest rate swaps are net of tax provisions of $1,987 and $738, respectively.  For the nine-month periods ended April 29, 2011 and April 30, 2010, the changes in fair value of the Company’s interest rate swaps are net of a tax provision of $3,065 and a tax benefit of $1,742, respectively.

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

	Quarter Ended		Nine Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Revenue:
Restaurant	$476,361	$473,293	$1,436,790	$1,414,078
Retail	106,164	104,940	384,703	377,954
Total revenue	$582,525	$578,233	$1,821,493	$1,792,032

Index

10.	Impairment and Store Dispositions, Net

Impairment and store dispositions, net consisted of the following at:

	Quarter Ended		Nine Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Impairment	$2,175	$--	$2,175	$2,263
Gains on disposition of stores	(4,133)	--	(4,133)	--
Store closing costs	--	--	84	--
Total	$(1,958)	$--	$(1,874)	$2,263

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset.  If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down, for an asset to be held and used, to the estimated fair value or, for an asset to be disposed of, to the fair value, net of estimated costs of disposal.  Any loss resulting from impairment is recognized by a charge to income.  During the quarter ended April 29, 2011, the Company determined that a leased store was impaired resulting in an impairment charge of $2,175.  See Note 2 for information related to the determination of the fair value for this leased store.  In the prior year, the Company also recognized an impairment charge of $2,263 on a leased store.  Each of these leased stores was impaired because of declining operating performance and resulting negative cash flow projections.

During the quarter ended April 29, 2011, the Company’s gain on disposition of stores included gains resulting from the sale of two closed stores and a condemnation award.  The Company received net proceeds of $1,054 from the sale of the closed stores, which resulted in a gain of $485.  The condemnation award consisted of net proceeds of $6,576, which resulted in a gain of $3,648.  On May 2, 2011, the Company closed the store on which the condemnation award was received.

During the nine-month period ended April 29, 2011, the Company incurred store closing charges of $84 related to a store the Company closed in the last week of 2010.

11.	Share-Based Compensation

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

Index

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

Share-based compensation expense is recorded in general and administrative expenses.  For the quarter and nine-month period ended April 29, 2011, share-based compensation expense totaled $482 and $1,669, respectively, for stock options and $1,626 and $4,997 respectively, for nonvested stock.  For the quarter and nine-month period ended April 29, 2011, share-based compensation expense for PBSUs totaled $308 and $669, respectively.  For the quarter and nine-month period ended April 30, 2010, share-based compensation expense totaled $727 and $2,438, respectively, for stock options and $3,536 and $7,650, respectively, for nonvested stock.

12.	Net Income Per Share and Weighted Average Shares

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

Index

The following table reconciles the components of the diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	April 29,	April 30,	April 29,	April 30,
	2011	2010	2011	2010
Net income per share numerator	$15,154	$14,428	$67,665	$57,845

Net income per share denominator:
Weighted average shares	23,048,279	23,198,505	23,039,388	22,934,732
Add potential dilution:
Stock options and nonvested stock and stock awards	554,054	604,493	665,767	510,822
Diluted weighted average shares	23,602,333	23,802,998	23,705,155	23,445,554

13.	Commitments and Contingencies

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

The Company is contingently liable pursuant to standby letters of credit as credit guarantees related to insurers.  At April 29, 2011, the Company had $29,981 of standby letters of credit related to securing reserved claims under workers' compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s availability under its Revolving Credit Facility (see Note 4 for further information on the Company’s Revolving Credit Facility).

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At April 29, 2011, the lease has a remaining life of approximately 2.4 years with annual lease payments of approximately $361 for a total guarantee of $872.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform, and, therefore, no provision has been made in the accompanying condensed consolidated balance sheet for amounts to be paid in case of non-performance by the assignee.

Upon the sale of Logan’s Roadhouse, Inc. (“Logan’s”) in 2007, the Company reaffirmed its guarantee on the lease payments for two Logan’s restaurants.  At April 29, 2011, the operating leases have remaining lives of 0.7 and 8.9 years with annual payments of approximately $94 and $108, respectively, for a total guarantee of $1,071.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the condensed consolidated balance sheet for amounts to be paid as a result of non-performance by Logan’s.

Index

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s (see Note 15 to the Company’s Consolidated Financial Statements included in the 2010 Form 10-K), the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  The Company believes that the probability of being required to make any indemnification payments to Logan’s is remote, and therefore, no provision has been recorded in the condensed balance sheet for potential indemnifications.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  At April 29, 2011, we operated 601 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

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

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  Factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2010 Form 10-K, which is incorporated herein by this reference, as well as other factors discussed throughout this report, including, without limitation, the factors described under “Critical Accounting Estimates” on pages 24-29 of this Form 10-Q or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended April 29, 2011 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29,	April 30,	April 29,	April 30,
	2011	2010	2011	2010

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	30.9	29.9	31.8	31.4
Gross profit	69.1	70.1	68.2	68.6

Labor and other related expenses	39.0	39.1	37.1	37.9
Other store operating expenses	19.3	18.9	18.4	17.9
Store operating income	10.8	12.1	12.7	12.8

General and administrative expenses	5.8	6.6	5.7	6.0
Impairment and store dispositions, net	(0.4)	--	(0.1)	0.1
Operating income	5.4	5.5	7.1	6.7

Interest expense	2.0	2.1	1.9	2.1
Income before income taxes	3.4	3.4	5.2	4.6

Provision for income taxes	0.8	0.9	1.5	1.4

Net income	2.6%	2.5%	3.7%	3.2%

The following table highlights the components of total revenue by percentage relationships to total revenue for the quarter and nine-month period ended April 29, 2011 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29,	April 30,	April 29,	April 30,
	2011	2010	2011	2010

Revenue:
Restaurant	81.8%	81.9%	78.9%	78.9%
Retail	18.2	18.1	21.1	21.1
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table sets forth the number of stores in operation at the beginning and end of the quarters and nine-month periods ended April 29, 2011 and April 30, 2010, respectively:

	Quarter Ended		Nine Months Ended
	April 29,	April 30,	April 29,	April 30,
	2011	2010	2011	2010

Open at beginning of period	597	593	593	588
Open during period	4	1	8	6
Open at the end of period	601	594	601	594

Index

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter and nine-month periods ended April 29, 2011 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29,	April 30,	April 29,	April 30,
	2011	2010	2011	2010

Revenue:
Restaurant	$794.9	$797.1	$2,407.1	$2,388.3
Retail	177.2	176.7	644.5	638.3
Total revenue	$972.1	$973.8	$3,051.6	$3,026.6

Total Revenue

Total revenue for the third quarter of 2011 increased 0.7% compared to the prior year third quarter.  For the quarter, comparable store restaurant sales decreased 0.3% and comparable store retail sales increased 0.1% resulting in a total combined comparable store sales decrease of 0.2%.  The comparable store restaurant sales decrease consisted of a 2.6% guest traffic decrease and a 2.3% average check increase for the quarter (including a 1.9% average menu price increase).  The comparable store retail sales increase resulted from a higher average retail selling price than in the prior year partially offset by a decrease in guest traffic.   Sales from newly opened stores accounted for the balance of the total revenue increase in the third quarter of 2011.

Total revenue for the first nine months of 2011 increased 1.6% compared to the same period in the prior year.  For the first nine months of 2011, comparable store restaurant sales increased 0.8% and comparable store retail sales increased 1.0% resulting in a combined comparable store sales increase of 0.8%.  The comparable store restaurant sales increase consisted of a 2.0% average check increase for the nine months (including a 1.9% average menu price increase) and a 1.2% guest traffic decrease.  We believe that the comparable store retail sales increase resulted from a more appealing retail merchandise selection and a higher average retail selling price than in the prior year partially offset by a decrease in guest traffic.  Sales from newly opened stores accounted for the balance of the total revenue increase in the first nine months of 2011.

Guest traffic decreased at a greater rate in the third quarter than in the previous quarter and we presently expect lower guest traffic trends to continue into the fourth quarter.

Gross Profit

Gross profit for the third quarter of 2011 was 69.1% of total revenue compared to 70.1% of total revenue in the third quarter of the prior year.  This decrease in gross profit as a percentage of total revenue resulted from lower gross profit from restaurant operations.  Including inflation and specification changes, food commodity costs increased 4.7% in the quarter compared to the prior year quarter, as double-digit increases in pork, butter, coffee and lettuce prices were partially offset by declines in the price of oils and poultry.  We also experienced higher food waste in the quarter compared to the prior year quarter, which decreased gross profit by 0.3% as a percentage of total revenue.  These decreases in gross profit were partially offset by our menu price increase discussed above.

Gross profit for the first nine months of 2011 was 68.2% as a percentage of total revenue compared to 68.6% in the same period in the prior year.  This decrease in gross profit as a percentage of total revenue resulted from lower gross profit from restaurant operations.  Including inflation and specification changes, food commodity costs increased 2.5% as compared to the prior year.  We also experienced higher food waste, which decreased gross profit by 0.2% as a percentage of total revenue.  These decreases in gross profit were partially offset by our menu price increase discussed above.

Index

Commodity inflation was higher in the third quarter than in the previous quarter and we presently expect commodity inflation to increase further in the fourth quarter.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue decreased during the third quarter of 2011 to 39.0% as compared to 39.1% in the third quarter of the prior year.  This decrease resulted primarily from decreases of 0.4% and 0.1% as a percentage of total revenue, respectively, in store management compensation and store hourly labor costs partially offset by increases of 0.2%, 0.1% and 0.1%, respectively, in healthcare costs, payroll taxes and pre-opening labor.  The decrease in store management compensation resulted from lower store bonus accruals, which reflected lower performance against financial objectives.  The decrease in store hourly labor costs as percentage of total revenue resulted from menu price increases being higher than wage inflation.  The increase in healthcare costs resulted from higher medical claims.  The increase in payroll taxes resulted from increases in unemployment tax rates.  The increase in pre-opening labor resulted from the increase in the number of new stores opening in 2011 as compared to the prior year.

Labor and other related expenses as a percentage of total revenue decreased to 37.1% in the first nine months of 2011 as compared to 37.9% in the same period in the prior year.  This decrease resulted primarily from decreases of 0.4%, 0.3% and 0.2%, respectively, in store management compensation, healthcare costs and store hourly labor costs.  The decrease in store management compensation resulted from lower store bonus accruals, which reflected lower performance against financial objectives.  The decrease in healthcare costs resulted from lower medical claims and the benefit of the calendar 2010 group health plan design changes.  The decrease in store hourly labor costs as a percentage of total revenue resulted from menu price increases being higher than wage inflation.

Other Store Operating Expenses

Other store operating expenses include all unit-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees and non-labor-related pre-opening expenses. Other store operating expense as a percentage of total revenue increased to 19.3% in the third quarter of 2011 as compared to 18.9% in the third quarter of the prior year.  This increase resulted primarily (and equally) from increases in advertising, supplies and credit card fees.  The increase in advertising expense resulted from the timing of billboard production costs versus the prior year.  The increase in supplies expense resulted from increases in numerous supply categories.  The increase in credit card fees resulted from a shift in the mix of payment methods from cash to credit and debit cards.

Other store operating expenses as a percentage of total revenue increased to 18.4% in the first nine months of 2011 as compared to 17.9% in the first nine months of 2010.  This increase resulted primarily (and equally) from increases in supplies, general insurance, advertising, credit card fees and maintenance.  The increase in supplies expense resulted from increases in numerous supply categories.  Higher general insurance expense resulted from favorable actuarial reserve adjustments made in the prior year.  The increase in advertising expense resulted from additional media testing and consumer research to better understand and improve guest traffic trends.  The increase in credit card fees resulted from a shift in the mix of payment methods from cash to credit and debit cards.  Higher maintenance expense resulted primarily from the timing of sign maintenance and other programs.

Index

Impairment and Store Dispositions, Net

Impairment and store dispositions, net consisted of the following at:

	Quarter Ended		Nine Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Impairment	$2,175	$--	$2,175	$2,263
Gains on disposition of stores	(4,133)	--	(4,133)	--
Store closing costs	--	--	84	--
Total	$(1,958)	$--	$(1,874)	$2,263

During the third quarter of 2011, we determined that a leased store was impaired, resulting in an impairment charge of $2,175.  In the second quarter of 2010, we also determined that a leased store was impaired, resulting in an impairment charge of $2,263.  Each of these leased stores was impaired because of declining operating performance and resulting negative cash flow projections.  See Notes 2 and 10 to the accompanying Condensed Consolidated Financial Statements for more details surrounding our impairment charges.

During the third quarter of 2011, we sold two closed stores.  Additionally, one of our stores was acquired by the State of Florida for road expansion pursuant to eminent domain.  These transactions resulted in a net gain of $4,133.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue were 5.8% and 5.7%, respectively, in the third quarter and first nine months of 2011 as compared to 6.6% and 6.0%, respectively, in the third quarter and first nine months of 2010.  Both decreases resulted primarily from lower incentive compensation expense, including share-based compensation, which reflected lower performance against financial objectives in 2011 as compared to the prior year.

Interest Expense

Interest expense for the third quarter of 2011 was $11,619 as compared to $12,186 in the same period in the prior year.  Interest expense for the first nine months of 2011 was $35,163 as compared to $37,249 in the same period in the prior year.  Both decreases were primarily because of lower debt outstanding.

Provision for Income Taxes

The provision for income taxes as a percent of pre-tax income was 22.6% and 26.6%, respectively, in the third quarters of 2011 and 2010.  The provision for income taxes as a percent of pre-tax income was 28.0% and 29.4%, respectively, in the first nine months of 2011 and 2010.  The decrease in the effective tax rate from the first nine months of 2010 to the first nine months of 2011 resulted primarily from higher employer tax credits.

Index

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $165,000 revolving credit facility (the “Revolving Credit Facility”).  Cash on hand at July 30, 2010, along with our internally generated cash, our borrowings under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards were sufficient to finance all of our growth, share repurchases, dividend payments, working capital needs and other cash payment obligations in the first nine months of 2011.

We believe that cash at April 29, 2011, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continuing operations, our continuing expansion plans, our principal payments on our debt, our share repurchase plans and our dividend payments for at least the next twelve months and thereafter for the foreseeable future.

Cash Generated From Operations

Our operating activities provided net cash of $89,178 for the first nine months of 2011, which represented a decrease from the $136,755 net cash provided during the same period a year ago.  This decrease reflected higher annual bonus payments made this year for the prior year’s performance and the timing of payments for accounts payable and estimated income taxes.

Borrowing Capacity and Debt Covenants

Our credit facilities (the “Credit Facilities”) consist of term loans (aggregate outstanding at April 29, 2011 was $575,000) and the Revolving Credit Facility.  Of the total outstanding under our term loan facilities at April 29, 2011, $344,377 matures on April 27, 2013 and $230,623 matures on April 27, 2016.  The borrowing capacity under the Revolving Credit Facility is $165,000 until January 27, 2013.  We are currently exploring alternatives to refinance the Credit Facilities before they become current on our Condensed Consolidated Balance Sheet within twelve months of their respective maturities.

At April 29, 2011, although we had no outstanding borrowings under the Revolving Credit Facility, we had $29,981 of standby letters of credit related to securing reserved claims under workers' compensation insurance which reduce our availability under the Revolving Credit Facility.  At April 29, 2011, we had $135,019 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our accompanying Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facilities contain customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At April 29, 2011, we were in compliance with all financial covenants and we presently expect to remain in compliance with the Credit Facilities’ financial covenants for the remaining terms of the facilities.

Proceeds from Store Dispositions

During the third quarter of 2011, we received net proceeds of $1,054 from the sale of two closed stores and $6,576 as a result of a condemnation award.

Index

Capital Expenditures

Capital expenditures (purchase of property and equipment) were $59,410 for the first nine months of 2011 as compared to $40,218 during the same period a year ago.  Capital expenditures for maintenance programs and construction for new locations accounted for the majority of the expenditures.  The increase in capital expenditures from the first nine months of 2010 to the first nine months of 2011 is primarily a result of an increase in the number of new locations acquired and under construction as compared to the prior year.  We estimate that our capital expenditures for 2011 will be between $85,000 and $90,000. This estimate includes certain costs related to the acquisition of sites and construction of eleven new stores that will open or have opened during 2011, as well as for acquisition and construction costs for locations to be opened in future years, capital expenditures for maintenance programs and operational innovation initiatives.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, including any refinancing of that facility, as necessary.  Capitalized interest was $116 and $22, respectively, for the third quarters of 2011 and 2010 and $249 and $147, respectively, for the first nine months of 2011 and 2010.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

Subject to a maximum amount of $65,000, we have been authorized by our Board of Directors to repurchase shares during 2011 to offset share dilution that results from the issuance of shares under our equity compensation plans.  Our current criteria for share repurchases are that they be accretive to expected net income per share, are within the limits imposed by our Credit Facilities and that they be made only from free cash flow (operating cash flow less capital expenditures and dividends) rather than borrowings.  During the nine months ended April 29, 2011, we repurchased 500,000 shares of our common stock in the open market at an aggregate cost of $25,644.

Our Credit Facilities impose restrictions on the amount of dividends we are able to pay.  If there is no default then existing and there is at least $100,000 then available under our Revolving Credit Facility, we may both: (1) pay cash dividends on our common stock if the aggregate amount of such dividends paid during any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the Credit Facilities) during the immediately preceding fiscal year; and (2) in any event, increase our regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 or 10% of the amount of the dividend paid in the prior fiscal quarter.

During the first nine months of 2011, we paid dividends of $0.64 per common share.  In addition, during the third quarter of 2011, we declared a regular dividend of $0.22 per common share that was paid on May 5, 2011.  On May 26, 2011, our Board of Directors declared a regular dividend of $0.22 per share payable on August 5, 2011 to shareholders of record on July 15, 2011.

During the first nine months of 2011, we received proceeds of $20,107 from the exercise of share-based compensation awards and the corresponding issuance of 718,720 shares of our common stock.

Index

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

We had negative working capital of $25,728 at April 29, 2011 versus negative working capital of $73,289 at July 30, 2010.  Working capital increased from July 30, 2010 primarily because of the timing of payments for accounts payable, an increase in cash and lower incentive compensation accruals partially offset by lower retail inventories.  Lower incentive compensation accruals resulted from the payment of annual bonuses in the first quarter of 2011 that were earned for 2010.

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

Impairment of Long-Lived Assets and Provision for Asset Dispositions

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset.  If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down, for an asset to be held and used, to the estimated fair value, or, for an asset to be disposed of, to the fair value, net of estimated costs of disposal.  Any loss resulting from impairment is recognized by a charge to income.  Judgments and estimates that we make related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance.  The accuracy of such provisions can vary materially from original estimates and management regularly monitors the adequacy of the provisions until final disposition occurs.

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2011 and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.   During the third quarter of 2011, we recorded an impairment charge of $2,175.  For a more detailed discussion of this charge see the sub-section entitled “Impairment and Store Dispositions, Net” under the section entitled “Results of Operations” presented earlier in the MD&A.

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

Index

We record a liability for workers’ compensation and general liability for all unresolved claims and for an actuarially determined estimate of incurred but not reported claims at the anticipated cost to us based upon an actuarially determined reserve as of the end of our third quarter and adjust it by the actuarially determined losses and actual claims payments for the subsequent quarters until the next annual actuarial study of our reserve requirements.  Those reserves and these losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the actuarially determined losses at the low end of that range and discount them to present value using a risk-free interest rate based on the actuarially projected timing of payments.  We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of our reserves.  From time to time, we perform limited scope interim updates of our actuarial studies to verify and/or modify our reserves.   During the second and third quarters of 2011 and the second quarter of 2010, we performed such updates.

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first nine months of 2011 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions or management judgments in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Retail Inventory Valuation

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory method (“RIM”).  RIM is an averaging method that is widely used in the retail industry because of its practicality.  Under RIM, the valuation of our retail inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of our inventories.  Inherent in the RIM calculation are certain significant management judgments and estimates, including initial markons, markups, markdowns and shrinkage, which may significantly affect the gross margin calculation as well as the ending inventory valuation.

Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgment regarding inventory aging and future promotional activities.  Cost of goods sold includes an estimate of shrinkage that is adjusted upon physical inventory counts in subsequent periods.  Annual physical inventory counts are conducted throughout the third and fourth quarters based upon a cyclical inventory schedule.  During the quarters ended April 29, 2011 and April 30, 2010, we performed physical inventory counts in approximately 61% and 72%, respectively, of our stores.  Actual shrinkage was recorded for those stores that were counted.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis.

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2011 and do not believe there is a reasonable likelihood that there will be a material change in these methodologies, estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded as a result of physical inventories may produce materially different amounts than we have estimated.

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

Index

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

Index

Other than the reversal of share-based compensation expense for the nonvested stock grant whose performance goal would not be met, we have not made any material changes in our estimates or assumptions used to determine share-based compensation expense during the first nine months of 2011.  We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards during the first nine months of 2011 and do not believe there is a reasonable likelihood that there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of April 29, 2011, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 29, 2011 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended April 29, 2011 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/29/11 – 2/25/11	51,300	49.50	51,300	Indeterminate (2)
2/26/11 – 3/25/11	248,700	$48.68	248,700	Indeterminate (2)
3/26/11 – 4/29/11	--	--	--	Indeterminate (2)
Total for the quarter	300,000	$48.82	300,000	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.
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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 6/3/11	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and Chief Financial Officer

Date: 6/3/11	By:	/s/Patrick A. Scruggs
Patrick A. Scruggs, Vice President, Accounting and Tax and Chief Accounting Officer

Index

EXHIBIT INDEX

Exhibit No.	Description

10.1	Executive Employment Agreement dated as of March 28, 2011 with Michael A. Woodhouse

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document