Form 10-K
period 2011-07-29
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2011-09-27
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 29, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from      ______________ to________________________

Commission file number: 000-25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1749513 (I.R.S. Employer Identification Number)

305 Hartmann Drive, P.O. Box 787 Lebanon, Tennessee (Address of principal executive offices)	37088-0787 (Zip code)

Registrant's telephone number, including area code: (615) 444-5533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.01)	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

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
Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 28, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,146,917,971.

As of September 20, 2011, there were 22,861,682 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10-K into which incorporated

1.	Proxy Statement for Annual Meeting of Shareholders to be held December 20, 2011 (the “2011 Proxy Statement”)	Part III

Index

INTRODUCTION

General

This report contains references to years 2011, 2010 and 2009, which represent our fiscal years ended July 29, 2011, July 30, 2010 and July 31, 2009, respectively.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

Forward Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference, may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that Cracker Barrel Old Country Store, Inc. (the “Company”) expects will or may occur in the future, are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of this report below, as well as the factors described under “Critical Accounting Estimates” in Part II, Item 7 of this report below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index

PART I

ITEM 1. BUSINESS

OVERVIEW

Cracker Barrel Old Country Store, Inc. (“we,” “us,” “our” or the "Company," which reference, unless the context requires otherwise, also includes our direct and indirect wholly-owned subsidiaries), is principally engaged in the operation and development of the Cracker Barrel Old Country Store® concept (“Cracker Barrel”).  We are headquartered in Lebanon, Tennessee and were organized under the laws of the State of Tennessee in August 1998 (as a successor to one of our affiliated companies).  We maintain an Internet website at crackerbarrel.com.  We make available free of charge through our Internet website our periodic and other reports filed with or furnished to the SEC pursuant to the Securities and Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.  Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K or any other filings that we make from time to time with the SEC.

OPERATIONS

As of September 20, 2011, we operated 604 stores in 42 states.  None of our stores is franchised.  Our stores are intended to appeal to both the traveler and the local customer and we believe they have consistently been a consumer favorite.  We are often recognized for the quality of our operations.  Most recently, in September 2011, we took first place in the family-dining category in a new independent consumer survey sponsored by Nation Restaurant News.  Cracker Barrel was also recognized by consumers in the new Zagat restaurant survey for having the best breakfast. Additionally, in 2011, we were named “The Most RV Friendly Sit-Down Restaurant in America” by The Good Sam Club for the tenth consecutive year.

Store Format: The format of our stores consists of a trademarked rustic, old country-store design offering a full-service restaurant menu featuring home-style country food and a wide variety of decorative and functional items featuring rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods.  All stores are freestanding buildings.  Store interiors are subdivided into a dining room occupying approximately 28% of the total interior store space, and a gift shop occupying approximately 23% of such space, with the balance primarily consisting of kitchen, storage and training areas.  All stores have stone fireplaces and are decorated with antique-style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests while waiting for a table in our dining room or after enjoying a meal and are sold by the gift shop.  The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

Products:  Our restaurant, which generated approximately 79% of our total revenue in 2011, offers home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Except for Christmas day, when they are closed, and Christmas Eve when they close at 2:00 p.m., our restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays).  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages.  Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Prices for a breakfast meal range from $2.99 to $8.99, and the breakfast day-part (until 11:00 a.m.) accounted for approximately 23% of restaurant sales in 2011.  Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens.  Lunches and dinners range in price from $3.99 to $13.49.  In 2011, lunch (11:00 a.m. to 4:00 p.m.) and dinner (4:00 p.m. to close) day-parts reflected approximately 38% and 39% of restaurant sales, respectively.  We may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  Our menu has daily dinner features that showcase a popular dinner entrée for each day of the week.  There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest during 2011 was $9.22, which represents a 2.2% increase over the prior year.

Index

We also offer items for sale in the gift shop that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes.  The gift shop, which generated approximately 21% of our total revenue in 2011, offers a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CD’s, cookware, old-fashioned-looking ceramics, figurines, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves and other food items.  Five categories (apparel, food, home, seasonal and toys) accounted for the largest shares of our retail sales in 2011 at approximately 21%, 18%, 15%, 14% and 12%, respectively.  Our typical gift shop features approximately 3,200 stock keeping units (“SKU’s”).  Many of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $398 per square foot in 2011) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically restaurant guests.  We served an average of approximately 6,700 restaurant guests per week in a typical store in 2011.

Product Development and Merchandising:  We maintain a product development department, which develops new and improved menu items either in response to shifts in customer preferences or to create customer interest.  We utilize a formal development process to ensure products brought to market have a greater likelihood of meeting our goals.  Our seasonal restaurant events are designed to provide new offerings to our customer base and to increase guest traffic.  Our merchandising department selects and develops products for our gift shop.  We are focused on driving retail sales by converting those customers who come to us for a restaurant visit.  We follow a core and seasonal theme approach to meet the expectations of our guests while also providing new offerings to maintain high purchase levels.  Our music program serves to deliver sales, provides a promotional platform for us, and, deepens and extends our country lifestyle associations.  Some of the most recent additions to our exclusive music program include The Grascals, Jason Michael Carrol and Kenny Rogers Gospel.

Store Management and Quality Controls: Our store management, typically consisting, at each store, of one general manager, four associate managers and one retail manager, is responsible for an average of 102 employees on two shifts.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate store managers to improve sales and operational performance, we maintain a bonus plan designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plan also rewards managers who achieve specific operational targets.  We also employ district managers to support individual store managers and regional vice presidents to support individual district managers.  Each district manager oversees seven to eight individual stores and each regional vice president supports seven to nine district managers.  Each store is assigned to both a restaurant and a retail district manager and each district is assigned to both a restaurant and a retail regional vice president.  The various levels of restaurant and retail management work closely together to allow our stores to deliver a unique, integrated guest experience.

To ensure that individual stores are operated at a high level of quality, we focus significant attention on the selection and training of store managers.  The store management recruiting and training program begins with an evaluation and screening process.  In addition to multiple interviews and verification of background and experience, we conduct testing designed to identify those applicants most likely to be best suited to manage store operations. Candidates who successfully pass this screening process are then required to complete an eight-week restaurant training program consisting of five weeks of in-store training and three weeks of training at our corporate facilities.  The training program provides us with managers who can effectively demonstrate the ability to deliver a great guest experience through the leadership and execution of our operating systems.  This program allows new managers the opportunity to become familiar with our operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility.  We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including a mix of hands-on, classroom, written and Internet-based training.  Each store is equipped with dedicated training computers for the Internet-based computer-assisted instruction programs.  Additionally, each store typically has an employee training coordinator who oversees the training of the store’s hourly employees.

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases.  We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendalville, Indiana; and Ft. Mill, South Carolina.  We purchase the majority of our food products and restaurant supplies on a cost-plus basis through this unaffiliated distributor.  The distributor is responsible for placing food orders, warehousing and delivering food products to our stores.  Deliveries are generally made once per week to the individual stores.

Index

In 2011, four food categories (dairy (including eggs), beef, poultry and pork) accounted for the largest shares of our food purchasing expense at approximately 13%, 11%, 11% and 11%, respectively.  Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2011 was chicken tenderloin at approximately 5% of food purchases.  Dairy is purchased through numerous vendors including local vendors.  Eggs are purchased through two vendors.  We purchase our beef, poultry and pork each through eight vendors.  Should any food items from a particular vendor become unavailable, we believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 84% in 2011) directly from domestic and international vendors and warehouse them at a retail distribution center in Lebanon.  The distribution center, which we lease, is an approximately 370,000 square foot warehouse facility with 36 foot ceilings and 170 bays and includes an additional approximate 14,000 square feet of office and maintenance space.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to our stores.  Approximately 38% of our 2011 retail purchases were directly from vendors in the People’s Republic of China.  We have relationships with foreign buying agencies to source purchased product, monitor quality control and supplement product development.

Operational and Inventory Controls: Our information technology and telecommunications systems and various analytical tools are used to evaluate store operating information and provide management with reports to support prompt detection of unusual variances in food costs, labor costs or operating expenses.  Management also monitors individual store restaurant and retail sales on a daily basis and closely monitors sales mix, sales trends, operational costs and inventory levels. The information generated by the information technology and telecommunication systems, analysis tools and monitoring processes is used to manage the operations of each store, replenish retail inventory levels and facilitate retail purchasing decisions.  These systems and processes also are used in the development of forecasts, budget analyses and planning.

Guest Satisfaction:  We are committed to providing our guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment, in a way that evokes memories of the past.  Our commitment to offering guests a quality experience begins with our employees.  Our mission statement, “Pleasing People,” embraces guests and employees alike, and our employees are trained on the importance of that mission in a culture of mutual respect.  We also are committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality.  Through the regular use of guest surveys and store visits by district managers and regional vice presidents, management receives valuable feedback that is used in our ongoing efforts to improve the stores and to demonstrate our continuing commitment to pleasing our guests.  We have a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up.  We use an interactive voice response (“IVR”) system to monitor operational performance and guest satisfaction at all stores on an ongoing basis.  We have public notices in our menus, on our website and posted in our stores informing customers and employees about how to contact us by Internet or toll-free telephone number with questions, complaints or concerns regarding services or products.  We conduct training in how to gather information and investigate and resolve customer concerns.  This is accompanied by comprehensive training for all store employees on our public accommodations policy and commitment to "pleasing people."

Marketing: Outdoor advertising (i.e., billboards and state department of transportation signs) is the primary advertising medium utilized to reach our guests. Outdoor advertising accounted for approximately 57% of advertising expenditures in 2011, with our having approximately 1,600 billboards at year-end.  We believe we are among the top billboard advertisers in the restaurant industry.  We also employ other types of media, such as radio and television, to improve awareness and increase local visits.  Digital marketing is becoming a larger part of how we plan to engage our guests with our website being the hub of our activities.  Through the use of tools such as email and social media, we look to further engage our guests to build affinity, increase visits to our stores and encourage visits to our website.  Additionally, in July 2011, we changed our agency of record to one of the largest global integrated marketing communications agencies, which we expect will extend our reach through new messaging and refinements in our marketing strategy.  In 2012, we plan to spend approximately 2.0% of our revenues on advertising which is comparable to our spending in prior years.  Outdoor advertising is expected to represent approximately 53% of advertising expenditures in 2012.

Index

STORE DEVELOPMENT

We opened eleven new stores in 2011.  We plan to open fifteen new stores during 2012, one of which was open as of September 20, 2011.

Our stores are located primarily along interstate highways; however, as of September 20, 2011, 94 (or approximately 16%) of our stores are located near "tourist destinations" or are considered “off-interstate” stores.  In 2012, we intend to open eight of our new stores along interstate highways as compared to seven in 2011.  We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and by locating in certain local markets where our guests live and work.  We have identified approximately 500 trade areas for potential future development with characteristics that appear to be consistent with those believed to be necessary to support successful stores.

Of the 604 stores open as of September 20, 2011, we own the land and buildings for 404, while the other 200 properties are either ground leases or ground and building leases.  Our store prototypes range in size from approximately 8,900 square feet to approximately 10,000 square feet including approximately 2,100 square feet of retail selling space and have dining room seating for 177 to 207 guests.

Our capital investment in new stores may differ in the future due to building design specifications, site location and site characteristics.  Land costs are expected to range from $800 to $1,400 per site if purchased.  Building, furniture and equipment costs are expected to be in the range of $2,300 to $2,900 per store.  Pre-opening costs are expected to be approximately $350 to $400 per store.

EMPLOYEES

As of July 29, 2011, we employed approximately 67,000 people, of whom 507 were in advisory and supervisory capacities, 3,530 were in-store management positions and 41 were officers.  Many store personnel are employed on a part-time basis.  None of our employees are represented by any union and management considers its employee relations to be good.

COMPETITION

The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, location, personnel, concept, attractiveness of facilities and effectiveness of advertising and marketing.  We compete with a significant number of national and regional restaurant chains, some of which have greater resources than us, as well as locally owned restaurants.  The restaurant business is often affected by changes in consumer taste; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power.  In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

RAW MATERIALS SOURCES AND AVAILABILITY

Essential restaurant supplies and raw materials are generally available from several sources.  However, in our stores, certain branded items are single source products or product lines.  Generally, we are not dependent upon single sources of supplies or raw materials.  Our ability to maintain consistent quality throughout our store system depends in part upon our ability to acquire food products and related items from reliable sources.  When the supply of certain products is uncertain or prices are expected to rise significantly, we may enter into purchase contracts or purchase bulk quantities for future use.

Adequate alternative sources of supply, as well as the ability to adjust menus if needed, are believed to exist for substantially all of our restaurant products.  Our retail supply chain generally involves longer lead-times and, often, more remote sources of product, including the People’s Republic of China, and most of our retail product is distributed to our stores through a single distribution center.  Although disruption of our retail supply chain could be difficult to overcome, we continuously evaluate the potential for disruptions and ways to mitigate them should they occur.

Index

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

SEASONAL ASPECTS

Historically, our profits have been lower in the first and third quarters and higher in the second and fourth quarters.  We attribute these variations primarily to the Christmas holiday shopping season and the summer vacation and travel season.  Our gift shop sales, which are made substantially to our restaurant guests, historically have been highest in our second quarter, which includes the Christmas holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby generally contributing to higher profits in the Company’s fourth quarter.  We also generally open additional new stores throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

WORKING CAPITAL

In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Therefore, like many other restaurant companies, we are able to, and often do operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed through normal trade credit.  Because of our gift shop, which has a lower product turnover than the restaurant, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid product turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears of hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms. and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

Index

ITEM 1A. RISK FACTORS

Investing in our securities involves a degree of risk.  Persons buying our securities should carefully consider the risks described below and the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes.  If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. In any such case, the trading price of our securities could decline and you could lose all or part of your investment.

General economic, business and societal conditions as well as those specific to the restaurant or retail industries that are largely out of our control may adversely affect our business, financial condition and results of operations.

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

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income.  The global economic crisis has reduced consumer confidence and affected consumers’ ability or desire to spend disposable income.  A continued deterioration in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses,  inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they shop and dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular, will improve, or even remain static, in 2012, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

Index

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The restaurant and retail industries are intensely competitive, and we face many well-established competitors.  We compete within each market with national and regional restaurant chains and locally-owned restaurants.  Competition from other regional or national restaurant chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  However, we also face growing competition as a result of the trend toward convergence in grocery, deli, retail  and restaurant services, particularly in the supermarket industry.  Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices.  We compete primarily on the quality, variety and value perception of menu and retail items. The number and location of stores, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors. We anticipate that intense competition will continue with respect to all of these factors.  We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and competitive pressures could affect both the availability and cost of these important resources.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The price and availability of food, ingredients, merchandise and utilities used by our stores could adversely affect our revenues and results of operations.

We are subject to the general risks of inflation, and our operating profit margins and results of operations depend significantly on our ability to anticipate and react to changes in the price, quality and availability of food and other commodities, ingredients, retail merchandise, utilities and other related costs over which we have little control.  Fluctuations in economic conditions, weather, demand and other factors affect the availability, quality and cost of the ingredients and products that we buy.  Some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather, which could result in greater volatility in product supply and price.  Furthermore, many of the products that we use and their costs are interrelated.  The emergence of China and India as major consumers of food products has resulted in significantly increased global demands (with attendant supply and price pressures) for corn, wheat and dairy products, which in turn has increased feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations.  In addition, because we provide a moderately-priced product, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases.

We are dependent on attracting and retaining qualified employees while also controlling labor costs.

Our performance is dependent on attracting and retaining a large and growing number of qualified store employees.  Availability of staff varies widely from location to location.  Many staff members are in entry-level or part-time positions, typically with high rates of turnover.  Even though recent trends in employee turnover have been favorable, if store management and staff turnover were to increase, we could suffer higher direct costs associated with recruiting, training and retaining replacement personnel.  Management turnover as well as general shortages in the labor pool can cause our stores to be operated with reduced staff, which negatively affects our ability to provide appropriate service levels to our customers.  Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruiting and training expenses.

Index

Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation, payroll taxes and changing demographics.  Many of our employees are hourly workers whose wages are affected by increases in the federal or state minimum wage or changes to tip credits.  Tip credits are the amounts an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes.  Increases in minimum wage levels and changes to the tip credit have been made and continue to be proposed at both federal and state levels.  As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage.  If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

Our risks are heightened because of our single retail distribution facility; in addition, our reliance on certain significant vendors, particularly for foreign-sourced retail products, subjects us to numerous risks, including possible interruptions in supply, which could adversely affect our business.

The majority of our retail inventory is shipped into, stored at and shipped out of a single warehouse located in Lebanon, Tennessee.  All of the decorative fixtures used in our stores are shipped into, stored at and shipped out of another single warehouse also located in Lebanon, Tennessee.  A natural disaster affecting either of these warehouses could materially adversely affect our business.

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire specified food and retail products and supplies in sufficient quantities.  Partly because of our size, finding qualified vendors and accessing food, retail products, supplies and certain out-sourced services in a timely and efficient manner is a significant challenge that typically is more difficult with respect to goods or services sourced outside the United States.  In some cases, we may have only one supplier for a product or service.  Our dependence on single source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations, and possible litigation when we change vendors because of performance issues. The global economic slowdown continues to put significant pressure on suppliers, with some suppliers facing financial distress and others attempting to rebuild profitability, all of which tends to make the supply environment more expensive.  If any of these vendors is unable to fulfill its obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

Additionally, we use a number of products that are or may be manufactured in a number of foreign countries.  In addition to the risk presented by the possible long lead times to source these products, our results of operations may be materially affected by risks such as:

●	fluctuating currency exchange rates;

●	foreign government regulations;

●	foreign currency exchange control regulations;

●	import/export restrictions and product testing regulations;

●	foreign political and economic instability;

●	disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries; and

●	tariffs, trade barriers and other trade restrictions by the U.S. government on products or components shipped from foreign sources.

Index

Possible shortages or interruptions in the supply of food items and other supplies to our stores caused by inclement weather, natural disasters such as floods and earthquakes, the inability of our vendors to obtain credit in a tightened credit market or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy and the operations of our stores.  Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products that are critical to our store operations.  If we temporarily close a store or remove popular items from a store’s menu or product assortment, that store may experience a significant reduction in revenue during the time affected by the shortage or thereafter as a result of our customers changing their dining and shopping habits.

Our plans depend significantly on initiatives designed to improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could adversely affect our results of operations.

We have had, and expect to continue to have, initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition.  Many of these initiatives are inherently risky and uncertain in their application to our business in general, even when tested successfully on a more limited scale.  It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful system-wide implementation across hundreds of stores and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.

We have substantial indebtedness, which may decrease our flexibility, increase our borrowing costs and adversely affect our liquidity.

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

There are various financial covenants and other restrictions in our credit facilities. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity.  A default under our credit agreement may also significantly affect our ability to obtain additional or alternative financing.  For example, the lenders’ ongoing obligation to extend credit under the revolving credit portion of our credit facilities is dependent upon our compliance with these covenants and restrictions.

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

Index

Our advertising is heavily dependent on billboards, which are highly regulated; a shift away from billboard advertising poses a risk of increased advertising and marketing costs that could adversely affect our results of operations.

Historically, we have relied upon billboards as our principal method of advertising.  A number of states in which we operate restrict highway signage and billboards.  Because many of our stores are located on the interstate highway system, our business is highly related to highway travel. Thus, signage or billboard restrictions or loss of existing signage or billboards could affect our visibility and ability to attract customers.

Additionally, as we continue to build stores away from our traditional interstate locations, we may be required to increasingly utilize what others might consider more traditional methods of advertising, such as radio, television, direct mail, newspaper, and online and digital media.  While we use these types of advertising from time to time, their effects upon our revenues and, in turn, our profits, are uncertain.  Additionally, if our competitors increased their spending on advertising and promotions, we could be forced to substantially increase our advertising, media or marketing expenses.  If we did so or if our current advertising and promotion programs become less effective, we could experience a material adverse effect on our results of operations.

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

Some of our business processes are currently outsourced to third parties.  Such processes include distribution of food and retail products to our store locations, credit card authorization and processing, gift card tracking and authorization, health care and workers’ compensation insurance claims processing and externally hosted business software applications. We cannot ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities, and there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services could have an adverse effect on our financial condition and results of operations.

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

Additionally, extreme weather conditions in the areas where our stores are located can adversely affect our business. For example, frequent or unusually heavy snowfall, ice storms, rain storms, floods, droughts or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and can disrupt deliveries of food and supplies to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our retail inventory incompatible with those unseasonable conditions.  Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business.  These risks may be exacerbated in the future as some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather.

In addition, natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could severely damage or destroy one or more of our stores, warehouses or suppliers located in the affected areas, thereby disrupting our business operations for a more extended period of time.

Index

If we fail to execute our business strategy, which includes our ability to find new store locations and open new stores that are profitable, our business could suffer.

Historically, a significant means of achieving our growth objectives has been opening and operating new and profitable stores. This strategy involves numerous risks, and we may not be able to achieve our growth objectives – that is, we may not be able to open all of our planned new stores and the new stores that we open may not be profitable or as profitable as our existing stores.  New stores typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened stores generally do not make a significant contribution to profitability in their initial months of operation. The opening of new stores can also have an adverse effect on sales levels at existing stores.

A significant risk in executing our business strategy is locating and securing an adequate supply of suitable new store sites.  Competition for suitable store sites and operating personnel in our target markets is intense, and we cannot assure you that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period.  A general slowdown in commercial development activity has limited the availability of attractive sites for new stores, and we believe this slowdown will continue for an extended period of time.  Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores from existing stores, could materially adversely affect our business strategy.  Our ability to open new stores successfully also depends on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following:

●	our ability to control construction and development costs of new stores;

●	our ability to manage the local, state or other regulatory, zoning and licensing processes in a timely manner;

●	our ability to appropriately train employees and staff the stores;

●	consumer acceptance of our stores in new markets;

●	our ability to manage construction delays related to the opening of any facility; and

●	our ability to secure required governmental approvals and permits in a timely manner, or at all.

We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our store expansion imposes on management and on our existing infrastructure, nor that we will be able to hire or retain the necessary management and operating personnel. Our existing store management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel.

Individual store locations are affected by local conditions that could change and adversely affect the carrying value of those locations.

The success of our business depends on the success of individual locations, which in turn depends on stability of or improvements in operating conditions at and around those locations.  Our revenues and expenses can be affected significantly by the number and timing of the opening of new stores and the closing, relocating and remodeling of existing stores. We incur substantial pre-opening expenses each time we open a new store and other expenses when we close, relocate or remodel existing stores. The expenses of opening, closing, relocating or remodeling any of our stores may be higher than anticipated.  An increase in such expenses could have an adverse effect on our results of operations.   Also, as demographic and economic patterns (e.g., highway or roadway traffic patterns, concentrations of general retail or hotel activity, local population densities or increased competition) change, current locations may not continue to be attractive or profitable.  Possible declines in neighborhoods where our stores are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced revenues in those locations.  The occurrence of one or more of these events could have a significant adverse effect on our revenues and results of operations as well as the carrying value of our individual locations.

Index

Health concerns, government regulation relating to the consumption of food products and wide-spread infectious diseases could affect consumer preferences and could negatively affect our results of operations.

The sale of food and prepared food products for human consumption involves the risk of injury to our customers.  Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases.  Additionally, many of the food items on our menu contain beef and chicken. The preferences of our customers toward beef and chicken could be affected by health concerns about the consumption of beef or chicken or negative publicity concerning food quality, illness and injury generally.  Additionally, in recent years there has been negative publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, salmonella, the bird/avian flu, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken and pork.  In addition, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.  A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time.  In the event a health pandemic occurs, customers might avoid public places, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.  A regional or global health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our stores. In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products.  A decrease in guest traffic to our stores, a change in our mix of products sold or an increase in costs as a result of these health concerns either in general or specific to our operations, could result in a decrease in sales or higher costs to our stores that would materially harm our business.

Failure to maximize or to successfully assert our intellectual property rights could adversely affect our business and results of operations.

We rely on trademark, trade secret and copyright laws to protect our intellectual property rights.  We cannot guarantee that these intellectual property rights will be maximized or that they can be successfully asserted.  There is a risk that we will not be able to obtain and perfect our own, or, where appropriate, license intellectual property rights necessary to support new product introductions or other brand extensions.  We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future.  Our failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business and results of operations.

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

Multi-unit businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, poor service, food-borne illness, product defects, personal injury, adverse health effects (including obesity) or other concerns stemming from one or a limited number of our stores.  Even when the allegations or complaints are not valid, unfavorable publicity relating to a limited number of our stores, or only to a single store, could adversely affect public perception of the entire brand.  Adverse publicity and its effect on overall consumer perceptions of food safety or customer service could have a material adverse effect on our business, financial condition and results of operations.

Index

The loss of key executives or difficulties in recruiting and retaining qualified personnel could jeopardize our future growth and success.

We have assembled a senior management team which has substantial background and experience in the restaurant and retail industries.  Our future growth and success depends substantially on the contributions and abilities of our senior management and other key personnel, and we design our compensation programs to attract and retain key personnel and facilitate our ability to develop effective succession plans.  If we fail to retain senior management or other key personnel or to attract key personnel, our succession planning and operations could be materially and adversely affected.  We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high quality store employees could jeopardize our ability to meet our business goals.

We are subject to a number of risks relating to federal, state and local regulation of our business including the areas of health care reform and environmental matters, and an insufficient or ineffective response to government regulation may increase our costs and decrease our profit margins.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to food safety, minimum wage and other labor issues including unionization, health care, menu labeling and building and zoning requirements and those relating to the preparation and sale of food as well as certain retail products.  The development and operation of our stores depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.  We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and applicable requirements concerning minimum wage, overtime, healthcare coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990.  In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.  We also face risks from new and changing laws and regulations relating to gift cards, nutritional content, nutritional labeling, product safety and menu labeling. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

In March 2010, the President signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010.  Although we cannot predict with certainty the financial and operational impacts the new law will have on us, we expect that our expenses will increase over the long term as a result of the new law.  Any such increases could adversely affect our business, financial condition and results of operations.  Among other things, the new law requires restaurant companies such as ours to disclose calorie information on their menus.  We do not expect to incur any material costs from compliance with these provisions of the law, but cannot anticipate the changes in guest behavior that could result from the implementation of these provisions, which could have an adverse effect on our sales or results of operations.

There also has been increasing focus by U.S. and overseas governmental authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption.  This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases, where “cap and trade” initiatives could effectively impose a tax on carbon emissions.  Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, the cost of raw materials, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.

Index

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations.  Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.  Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.  Also, the failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.  Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations, which could adversely affect our business and results of operations.

Our current insurance programs may expose us to unexpected costs.

Historically, our insurance coverage has reflected deductibles, self-insured retentions, limits of liability and similar provisions that we believe prudent based on the dispersion of our operations. However, there are types of losses we may incur against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of terrorism and some natural disasters, including floods.  If we incur such losses, our business could suffer.  In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses, including unexpected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations.

A material disruption in our information technology and telecommunication systems could adversely affect our business and results of operations.

We rely extensively on our information technology and telecommunication systems to process transactions, summarize results and manage our business and our supply chain.  Our information technology and telecommunication systems are subject to damage or interruption from power outages, computer, network and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology and telecommunication systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we could suffer loss of critical data and interruptions or delays in our operations in the interim.  Any material interruption in our information technology and telecommunication systems could adversely affect our business or results of operations.

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

Our financial reporting complies with the United States generally accepted accounting principles (“GAAP”), and GAAP is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting (including the proposed lease accounting changes and the adoption of international financial reporting standards in the United States), our reported results of operations and financial condition could be affected substantially, including requirements to restate historical financial reporting.

Index

Failure of our internal control over financial reporting could adversely affect our business and financial results.

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

Our annual and quarterly operating results may fluctuate significantly and could fall below the expectations of investors and securities analysts due to a number of factors, some of which are beyond our control, resulting either in volatility or a decline in the price of our securities.

Our business is not static – it changes periodically as a result of many factors, including those discussed above and:

•	increases and decreases in average weekly sales, restaurant and retail sales and restaurant profitability;

•	the rate at which we open new stores, the timing of new store openings and the related high initial operating costs;

•	changes in advertising and promotional activities and expansion to new markets; and

•	impairment of long-lived assets and any loss on store closures.

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

Our business could be negatively affected as a result of a proxy fight and the actions of activist shareholders.

We recently received a notice from Biglari Holdings, Inc. (“BH”), the owner of Steak N Shake and Western Sizzlin’ restaurants, that indicates BH’s intention to nominate Sardar Biglari, BH’s chairman and chief executive officer, for election to our board of directors at our 2011 annual meeting of shareholders.  If a proxy contest involving BH ensues, or if we become engaged in a proxy contest with another activist shareholder in the future, our business could be adversely affected because:

•	responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees;

•
perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•
if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

Index

We are a holding company and depend on our subsidiaries to generate sufficient cash flow to pay dividends and meet our debt service obligations.

We are a holding company and a large portion of our assets is the capital stock of our subsidiaries.  All of our subsidiaries are guarantors of our obligations under our credit facility and their stock is pledged as collateral to the lenders under that facility.  As a holding company, we conduct substantially all of our business through our subsidiaries. Consequently, our cash flow and ability to pay dividends and service our debt obligations are dependent upon the earnings of our subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by these entities to us.  The ability of these entities to pay dividends or make loans, advances or other payments to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions contained in the instruments governing our debt.

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

Provisions in our charter, Tennessee law and our shareholder rights plan may discourage potential acquirers of our company.

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock.  The shareholder rights plan is currently scheduled to expire in 2014, but would expire immediately following the 2011 annual shareholders meeting if the shareholder rights plan is not approved by our shareholders. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 10% or more of our outstanding common stock.  The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire us on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights plan or are otherwise not approved by our board of directors.

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

Index

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

In addition to the various corporate facilities, we have three owned properties for future development, a motel used for housing management trainees and for the general public, and six parcels of excess real property and improvements that we intend to dispose of.

In addition to the properties mentioned above, we own or lease the following store properties as of September 20, 2011:

State			State
	Owned	Leased		Owned	Leased
Tennessee	36	14	Oklahoma	5	2
Florida	40	18	Maryland	3	3
Texas	30	14	New Jersey	2	4
Georgia	29	13	Wisconsin	5	-
North Carolina	24	12	Colorado	3	1
Kentucky	21	11	Kansas	3	1
Ohio	22	9	Massachusetts	-	4
Virginia	19	12	New Mexico	3	1
Alabama	20	9	Utah	4	-
Indiana	21	6	Iowa	3	-
South Carolina	13	10	Connecticut	1	1
Illinois	20	2	Montana	2	-
Pennsylvania	9	13	Nebraska	1	1
Missouri	14	3	Delaware	-	1
Michigan	13	3	Idaho	1	-
Arizona	2	11	Maine	-	1
Arkansas	5	6	Minnesota	1	-
Mississippi	8	3	New Hampshire	1	-
Louisiana	8	2	North Dakota	1	-
West Virginia	3	7	Rhode Island	-	1
New York	7	1	South Dakota	1	-
			Total	404	200

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

Index

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	53	President and Chief Executive Officer

Michael A. Woodhouse	66	Executive Chairman

Lawrence E. Hyatt	56	Senior Vice President and Chief Financial Officer

N. B. Forrest Shoaf	61	Senior Vice President, Secretary & Chief Legal Officer

Doug Barber	54	Executive Vice President and Chief People Officer

Christopher A. Ciavarra	40	Senior Vice President, Marketing

Nicholas V. Flanagan	45	Senior Vice President, Restaurant Operations

Edward A. Greene	56	Senior Vice President, Strategic Initiatives

Terry A. Maxwell	52	Senior Vice President, Retail Operations

P. Douglas Couvillion	47	Vice President, Corporate Controller and Principal Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us in various capacities since 2009.  Ms. Cochran served as our Executive Vice President and Chief Financial Officer from March 2009 to November 2010, and as President and Chief Operating Officer from November 2010 until September 2011 when she assumed her current position.  In September 2011, she also became a member of our board of directors.  Prior to March 2009, she was the Chief Executive Officer of Books-A-Million, Inc., having assumed that role in 2004 after serving in various capacities there since 1992.  Ms. Cochran has 18 years of experience in the retail industry and two years of experience in the restaurant industry.

Mr. Woodhouse has been employed with us in various capacities since 1995.  Mr. Woodhouse served as our Senior Vice President of Finance and Chief Financial Officer from January 1999 to July 1999, as Executive Vice President and Chief Operating Officer (“COO”) from August 1999 until July 2000, as President and COO from August 2000 until July 2001, and then as President and Chief Executive Officer (“CEO”) from August 2001 until November 2004, as Chairman, President and Chief Executive Officer from December 2004 until November 2010, and then as Chairman and Chief Executive Officer until September 2011 when he assumed his current position. Mr. Woodhouse has 27 years of experience in the restaurant industry and 18 years of experience in the retail industry.

Mr. Hyatt began his employment with us as Senior Vice President and Chief Financial Officer in January 2011.  He has over 20 years of experience as Chief Financial Officer with various organizations.  Prior to January 2011, he was the Chief Financial Officer and Treasurer of O’Charley’s Inc., having assumed that role in 2004.  He also served as Interim President and Chief Executive Officer of O’Charley’s Inc. from February 2009 through June 2009.  Mr. Hyatt’s previous positions include serving as Executive Vice President and Chief Financial Officer of Cole National Corporation, a specialty retailer: as Chief Financial and Restructuring Officer of PSINet, Inc., an internet service provider; as Chief Financial Officer of HMS Host Corporation, a subsidiary of Autogrill S.p.A.; and as Chief Financial Officer of Sodexho Marriott Services, Inc., a food services and facilities management company, and its predecessor company. Mr. Hyatt has nine years of experience in the restaurant industry and three years of experience in the retail industry.

Index

Mr. Shoaf began his employment with us as Senior Vice President, Secretary and Chief Legal Officer in April 2005.  In addition, he served as our Interim Chief Financial Officer from November 2010 to December 2010 and from February 2008 to March 2009.

Mr. Barber has been employed with us since 2003.  He assumed his current position in 2010.  Prior to that  time, he was with Metromedia Family Steakhouse, a division of Metromedia Restaurant Group, Inc., in various capacities since 1979 where he served as President from 1995 to 2003.  Mr. Barber has 32 years of experience in the restaurant industry.

Mr. Ciavarra has been employed with us since 2008.  He assumed his current position in 2010.  Prior to 2008, he was the Director of Marketing for Aramark Corporation from 2005 to 2008.  In addition, he was a consultant for us from 2001 to 2005.  Mr. Ciavarra has over 11 years of experience in the restaurant industry and over six years of experience in the retail industry.

Mr. Flanagan has been employed with us since 2004.  He assumed his current position in November 2010.  Prior to 2004, he was a 15-year veteran of S&A Restaurant Corporation where he served in several leadership roles.  Mr. Flanagan has over 22 years of experience in the restaurant industry.

Mr. Greene has been employed with us in his current capacity since October 2005. From August 1996 to October 2005, he worked for Restaurant Services, Inc., the independent purchasing cooperative which provides supply chain management services for Burger King Corporation and its franchisees, serving most recently as its Vice President, Food and Packaging Purchasing.  Mr. Greene began his career with The Pillsbury Company and has over 33 years of combined experience in the restaurant and food processing industries.

Mr. Maxwell has been employed with us since 1980.  He assumed his current position in 2006.  Mr. Maxwell has 31 years of experience in the restaurant and retail industries.  In September 2011, Mr. Maxwell announced his plans to retire at the end of January 2012.

Mr. Couvillion has been employed with us since 2001.  He assumed his current position in July 2011. Prior to 2001, he was with Landry's Restaurants, Inc. since 1993 where he served in various capacities including Controller and Director of Finance.  Mr. Couvillion began his career in public accounting with Touche Ross & Co. and has 17 years of experience in the restaurant industry and ten years of experience in the retail industry.

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 9,900 shareholders of record as of September 20, 2011.

The following table indicates the high and low sales prices of our common stock, as reported by The Nasdaq Global Select Market, and dividends paid for the quarters indicated.

	Fiscal Year 2011			Fiscal Year 2010
	Prices		Dividends	Prices		Dividends
	High	Low	Paid	High	Low	Paid
First	$54.58	$43.65	$0.20	$36.90	$25.67	$0.20
Second	57.79	50.27	0.22	41.57	32.07	0.20
Third	53.54	47.01	0.22	53.43	36.18	0.20
Fourth	53.86	42.79	0.22	52.60	45.26	0.20

See Note 5 to Consolidated Financial Statements with respect to dividend restrictions.

See the table labeled “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the 2011 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended July 29, 2011 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.  All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
4/30/11 – 5/27/11	--	$--	--	Indeterminate (2)
5/28/11 – 6/24/11	176,600	$44.84	176,600	Indeterminate (2)
6/25/11 – 7/29/11	--	$--	--	Indeterminate (2)
Total for the quarter	176,600	$44.84	176,600	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.

(2)
Pursuant to previously announced plans on August 3, 2010, we were authorized to repurchase shares solely to offset share dilution that might result from share issuances under our equity compensation plans, subject to a maximum amount of $65,000.  On September 13, 2011, we announced that we have been authorized to repurchase up to $65,000 of our common stock.

Index

ITEM 6.  SELECTED FINANCIAL DATA

	(Dollars in thousands except percentages and share data)
	For each of the fiscal years ended
	July 29, 2011(a)	July 30, 2010(b)	July 31, 2009(c)(d)	August 1, 2008(d)	August 3, 2007(d)(e)
Selected Income Statement Data:
Total revenue	$2,434,435	$2,404,515	$2,367,285	$2,384,521	$2,351,576
Income from continuing operations	85,208	85,258	65,957	65,303	75,983
(Loss) income from discontinued operations, net of tax	--	--	(31)	250	86,082
Net income	85,208	85,258	65,926	65,553	162,065
Basic net income per share:
Income from continuing operations	3.70	3.71	2.94	2.87	2.75
(Loss) income from discontinued operations, net of tax	--	--	--	0.01	3.11
Net income per share	3.70	3.71	2.94	2.88	5.86
Diluted net income per share:
Income from continuing operations	3.61	3.62	2.89	2.79	2.52
(Loss) income from discontinued operations, net of tax	--	--	--	0.01	2.71
Net income per share	3.61	3.62	2.89	2.80	5.23
Dividends declared per share (f)	$0.88	$0.80	$0.80	$0.72	$0.56
Dividends paid per share	$0.86	$0.80	$0.78	$0.68	$0.55

As Percent of Total Revenue:
Cost of goods sold	31.7%	31.0%	32.3%	32.4%	31.7%
Labor and related expenses	37.1	37.8	38.7	38.2	38.0
Other store operating expenses	18.6	18.2	17.8	17.7	17.4
Store operating income	12.6	13.0	11.2	11.7	12.9
General and administrative expenses	5.7	6.1	5.1	5.4	5.7
Impairment and store dispositions, net	--	0.1	0.1	--	--
Operating income	6.9	6.8	6.0	6.3	7.2
Income before income taxes	4.8	4.8	3.8	3.9	5.0

Selected Balance Sheet Data:
Working capital (deficit)	$(21,188)	$(73,289)	$(66,637)	$(44,080)	$(74,388)
Total assets	1,310,884	1,292,067	1,245,181	1,313,703	1,265,030
Long-term debt	550,143	573,744	638,040	779,061	756,306
Interest rate swap liability	51,604	66,281	61,232	39,618	13,680
Other long-term obligations(g)	105,661	93,822	89,670	83,224	53,819
Shareholders’ equity	268,034	191,617	135,622	92,751	104,123
Selected Cash Flow Data:
Purchase of property and equipment, net	$77,686	$69,891	$67,842	$87,849	$96,447
Share repurchases	33,563	62,487	--	52,380	405,531

Selected Other Data:
Common shares outstanding at end of year	22,840,974	22,732,781	22,722,685	22,325,341	23,674,175
Stores open at end of year	603	593	588	577	562

Average Unit Volumes(h):
Restaurant	$3,234	$3,226	$3,209	$3,282	$3,339
Retail	837	832	841	898	917

Comparable Store Sales(i):
Period to period increase (decrease) in comparable store sales:
Restaurant	0.2%	0.8%	(1.7)%	0.5%	0.7%
Retail	0.7	(0.9)	(5.9)	(0.3)	3.2
Memo: Number of stores in comparable base	583	569	550	531	507

Index

(a)
Includes impairment charges of $3,219 before taxes and pre-tax gains on store dispositions of $4,109.  Our debt refinancing in the fourth quarter of fiscal 2011 resulted in additional interest expense of $5,136 related to transaction fees and the write-off of deferred financing costs.  During the fourth quarter of fiscal 2011, as part of our cost reduction and organization streamlining initiative, we incurred severance charges of $1,768, which are included in general and administrative expenses.

(b)	Includes impairment charges of $2,672 before taxes.
(c)
Includes impairment charges of $2,088 before taxes.  We completed sale-leaseback transactions involving 15 of our stores and our retail distribution center in the fourth quarter of fiscal 2009 (see Note 10 to the Consolidated Financial Statements).  Net proceeds from the sale-leaseback transactions together with excess cash flow from operations were used to pay down $142,759 of long-term debt.

(d)	Logan’s Roadhouse, Inc. was divested in fiscal 2007 and is presented as a discontinued operation.
(e)
Fiscal 2007 consisted of 53 weeks while all other periods presented consisted of 52 weeks. The estimated impact of the additional week was to increase consolidated fiscal 2007 results as follows: total revenue, $46,283; store operating income, 0.1% of total revenue; operating income, 0.2% of total revenue; income from continuing operations, 0.1% of total revenue; and diluted income from continuing operations per share, $0.14.

(f)	On September 12, 2011, our Board of Directors declared a dividend of $0.25 per share payable on November 7, 2011 to shareholders of record on October 21, 2011.
(g)
The increase in other long-term obligations in fiscal 2008 as compared to fiscal 2007 is primarily because of the adoption of accounting guidance for uncertain tax positions.  The liability for uncertain tax positions is included in other long-term obligations beginning in fiscal 2008; in prior years, the liability was included in income taxes payable as a current liability.

(h)	Average unit volumes include sales of all stores. Fiscal 2007 includes a 53rd week while all other periods presented consist of 52 weeks.
(i)	Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year; and are measured on comparable calendar weeks.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the Consolidated Financial Statements and notes thereto.  Readers also should carefully review the information presented under the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and other cautionary statements in this report.  All dollar amounts (other than per share amounts) reported or discussed in this MD&A are shown in thousands.  References in MD&A to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Overview – a general description of our business, the restaurant industry and our key performance indicators.
•	Results of Operations – an analysis of our consolidated statements of income for the three years presented in our Consolidated Financial Statements.
•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through certain subsidiaries, is engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.  As of September 20, 2011, the Company operated 604 Cracker Barrel stores located in 42 states.  The restaurants serve breakfast, lunch and dinner.  The retail area offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.

Index

Restaurant Industry

Our stores operate in the full-service segment of the restaurant industry in the United States.  The restaurant business is highly competitive with respect to quality, variety and price of the food products offered.  The restaurant business is often affected by changes in consumer taste; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power.  There are many segments within the restaurant industry, such as family dining, casual dining, fast casual and quick service, which often overlap and provide competition for widely diverse restaurant concepts.  Competition also exists in securing prime real estate locations for new stores, in hiring qualified employees, in advertising, in the attractiveness of facilities and with competitors having similar menu offerings or convenience.

Additionally, economic, seasonal and weather conditions affect the restaurant business.  Adverse economic conditions affect consumer discretionary income and dining and shopping habits.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby contributing to higher profits in our fourth quarter.  Retail sales, which are made substantially to our restaurant guests, are strongest in the second quarter, which includes the Christmas holiday shopping season.  Severe weather also affects restaurant and retail sales adversely from time to time.

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

Comparable store restaurant sales and restaurant guest traffic consist of sales and calculated number of guests, respectively, of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure highlights performance of existing stores because it excludes the impact of new store openings.

Percentage of retail sales to total sales indicates the relative proportion of spending by guests on retail product at our stores and helps identify overall effectiveness of our retail operations.  Management uses this measure to analyze a store’s ability to convert restaurant traffic into retail sales since we believe that the substantial majority of our retail guests are also guests in our restaurants.

Average check per person is an indicator which management uses to analyze the dollars spent in our stores per guest on restaurant purchases.  This measure aids management in identifying trends in guest preferences as well as the effectiveness of menu price increases and other menu changes.

Store operating margins are defined as total revenue less cost of goods sold, labor and other related expenses and other store operating expenses, all as a percent of total revenue.  Management uses this indicator as a primary measure of operating profitability.

Index

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

	Relationship to Total Revenue			Period to Period Increase (Decrease)
	2011	2010	2009	2011 vs 2010	2010 vs 2009
Total revenue	100.0%	100.0%	100.0%	1%	2%
Cost of goods sold	31.7	31.0	32.3	4	(2)
Gross profit	68.3	69.0	67.7	--	4
Labor and other related expenses	37.1	37.8	38.7	--	(1)
Other store operating expenses	18.6	18.2	17.8	3	4
Store operating income	12.6	13.0	11.2	(2)	18
General and administrative	5.7	6.1	5.1	(5)	21
Impairment and store dispositions, net	--	0.1	0.1	(122)	34
Operating income	6.9	6.8	6.0	2	16
Interest expense	2.1	2.0	2.2	5	(6)
Income before income taxes	4.8	4.8	3.8	--	28
Provision for income taxes	1.3	1.3	1.0	--	26
Income from continuing operations	3.5	3.5	2.8	--	29
Net income	3.5	3.5	2.8	--	29

Total Revenue

The following tables highlight the components of total revenue in dollars and by percentage relationships to total revenue for the past three years:

	2011	2010	2009
Revenue in dollars
Total Revenue:
Restaurant	$1,934,049	$1,911,664	$1,875,688
Retail	500,386	492,851	491,597
Total revenue	$2,434,435	$2,404,515	$2,367,285

	2011	2010	2009
Revenue by percentage relationships
Total Revenue:
Restaurant	79.4%	79.5%	79.2%
Retail	20.6	20.5	20.8
Total revenue	100.0%	100.0%	100.0%

The following table highlights average weekly sales* over the past three years:

	2011	2010	2009
Restaurant	$62.2	$62.0	$61.7
Retail	16.1	16.0	16.2
*Average weekly sales are calculated by dividing net sales by operating weeks and include all stores.

 Total revenue, which increased 1.2% and 1.6%, respectively, in 2011 and 2010 and decreased 0.7% in 2009, benefited from the opening of 11, 6 and 11 stores in 2011, 2010 and 2009, respectively, partially offset by the closing of one store in both 2011 and 2010.

Index

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase (Decrease)
	2011 vs 2010	2010 vs 2009
	(583 Stores)	(569 Stores)
Restaurant	0.2%	0.8%
Retail	0.7	(0.9)
Restaurant & Retail	0.3	0.4
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

The following table highlights comparable sales averages per store over the past three years:

	2011 (583 Stores)	2010 (569 Stores)	2009 (550 Stores)
Restaurant	$3,238	$3,238	$3,228
Retail	833	829	838
Total	$4,071	$4,067	$4,066

Our comparable store restaurant sales increased from 2010 to 2011 resulting from an increase in average check of 2.2%, including a 2.0% average menu price increase, partially offset by a decrease in guest traffic of 2.0%.  Our comparable store restaurant sales increased from 2009 to 2010 resulting from an increase in average check of 2.0%, including a 2.4% average menu price increase, partially offset by a decrease in guest traffic of 1.2%.

We believe that the comparable store retail sales increase from 2010 to 2011 resulted from a more appealing retail merchandise selection and a higher average retail selling price than in the prior year partially offset by a decrease in restaurant guest traffic.  Our comparable store retail sales decrease from 2009 to 2010 resulted from a decrease in restaurant guest traffic.

We believe that the decreases in restaurant guest traffic in 2010 and 2011 resulted from continued uncertain consumer sentiment, high unemployment and reduced discretionary spending.  Our guest traffic began to decline in the second quarter of 2011 and continued to decrease in the second half of 2011.  We presently expect lower guest traffic trends to continue into 2012.

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2011	2010	2009
Cost of Goods Sold:
Restaurant	$511,728	$489,781	$501,051
Retail	260,743	256,037	263,858
Total Cost of Goods Sold	$772,471	$745,818	$764,909

Restaurant cost of goods sold as a percentage of restaurant revenue was 26.5%, 25.6% and 26.7% in 2011, 2010 and 2009, respectively.  The increase from 2010 to 2011 is primarily the result of food commodity inflation of 2.9% partially offset by our menu price increase referenced above.  Changes in product mix and higher food waste also contributed to the year over year increase in restaurant cost of goods sold as a percentage of restaurant revenue.  The decrease from 2009 to 2010 resulted from commodity deflation of 2.5% and our menu price increase referenced above.

Restaurant food commodity inflation progressively increased during 2011 and we presently expect the rate of commodity inflation to approximately double in 2012 as compared to 2011.  We expect to offset the effects of food commodity inflation through a combination of menu price increases, supply contracts and other cost reduction initiatives.

Index

Retail cost of goods sold as a percentage of retail revenue was 52.1%, 52.0% and 53.7%, in 2011, 2010 and 2009, respectively.  Retail cost of goods sold as a percentage of retail revenue was relatively constant in 2011 as compared to 2010.  The decrease from 2009 to 2010 resulted from lower markdowns as a result of better seasonal inventory management.

Labor and Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue were 37.1%, 37.8% and 38.7% in 2011, 2010 and 2009, respectively.  The year-to-year decrease from 2010 to 2011 resulted primarily from decreases of 0.3%, 0.2% and 0.2% as a percentage of total revenue, respectively, in store management compensation, health care costs and store hourly labor.  The decrease in store management compensation resulted primarily from lower store bonus expense, which reflected lower performance against financial objectives as compared to the prior year.  The decrease in health care costs resulted from lower medical claims.  The decrease in store hourly labor costs as a percentage of total revenue resulted from menu price increases being higher than wage inflation.

The year-to-year decrease from 2009 to 2010 resulted from decreases of 0.7% and 0.2% as a percentage of total revenue, respectively, in health care costs and store hourly labor costs.  The decrease in health care costs resulted from lower medical claims and the benefit of the calendar 2010 group health plan design changes.  The decrease in store hourly labor costs as a percentage of total revenue resulted from menu pricing being higher than wage inflation.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees and general insurance.  Other store operating expenses as a percentage of total revenue were 18.6%, 18.2% and 17.8% in 2011, 2010 and 2009, respectively.  The year-to-year increase from 2010 to 2011 resulted primarily from equal increases in advertising, supplies and general insurance expenses.  The increase in advertising expense resulted from increased spending related to billboards and consumer research as compared to the prior year.  We purchased additional billboard coverage during the 2011 summer travel season to better capture available guest traffic.  Additionally, the incremental consumer research was conducted to gain consumer insight into menu offerings and recent guest traffic trends.  The increase in supplies expense resulted from increases in numerous supply categories including office supplies and shopping bags.  Higher general insurance expense resulted from favorable actuarial reserve adjustments made in the prior year.

The year-to-year increase from 2009 to 2010 was due in equal parts to higher maintenance and rent expenses.  Higher maintenance expense resulted from the timing of sign maintenance and other programs.  The increase in rent expense resulted from the sale-leaseback transactions we completed in the fourth quarter of 2009 (see Note 10 to the accompanying Consolidated Financial Statements).

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue were 5.7%, 6.1% and 5.1% in 2011, 2010 and 2009, respectively. The year-to-year decrease from 2010 to 2011 resulted from a decrease of 0.6% in incentive compensation, including share-based compensation, partially offset by a 0.2% increase in salaries.  The decrease in incentive compensation reflected lower performance against financial objectives in 2011 as compared to the prior year.  The increase in salaries resulted primarily from severance charges related to our cost reduction and organizational streamlining initiative (see sub-section below entitled “Restructuring”) and an increase in the number of store managers in training. The year-to-year increase from 2009 to 2010 resulted from higher incentive compensation, including share-based compensation, which reflected better performance against financial objectives in 2010 as compared to the prior year.

Index

Impairment and Store Dispositions, Net

Impairment and store dispositions, net consisted of the following at:
	2011	2010	2009
Impairment	$3,219	$2,672	$2,088
Gains on disposition of stores	(4,109)	--	--
Store closing costs	265	128	--
Total	$(625)	$2,800	$2,088

During July 2011, as part of our cost reduction and organization streamlining initiative (see sub-section below entitled “Restructuring”), we recorded an impairment charge of $1,044 for office space that we expect to sell within one year.  Additionally, during 2011, we determined that one leased store was impaired, resulting in an impairment charge of $2,175.  The leased store was impaired because of declining operating performance and resulting negative cash flow projections.  During 2010, we also determined that one leased store was impaired and closed one owned store, resulting in total impairment charges of $2,672.  During 2009, we recorded a total impairment of $2,088 related to one owned store, office space, property adjacent to the office space and our management trainee housing facility.  See Notes 3 and 9 to the accompanying Consolidated Financial Statements for more details regarding our impairment charges.

During 2011, we sold two closed stores.  Additionally, one of our stores was acquired by the State of Florida for road expansion pursuant to eminent domain.  These transactions resulted in a net gain of $4,109.

Restructuring

In July 2011, we implemented a cost reduction and organization streamlining initiative, which we estimate will generate annual pre-tax savings of approximately $10,000.  This initiative resulted in the elimination of approximately 60 management and staff positions.  Most of the employees affected worked in our headquarters in Lebanon, Tennessee, and the restructuring did not affect any store positions.  As a result, in the fourth quarter of 2011, we incurred severance charges of $1,768, which are recorded in general and administrative expenses (see sub-section above entitled “General and Administrative Expenses”).  Additionally, as part of our cost reduction and organization streamlining initiative, we incurred an impairment charge of $1,044 related to office space we expect to sell within one year (see sub-section above entitled “Impairment and Store Dispositions, Net”).

Interest Expense

Interest expense was $51,490, $48,959 and $52,177 in 2011, 2010, and 2009, respectively.  The year-to-year increase from 2010 to 2011 resulted primarily from costs related to our debt refinancing partially offset by lower average debt outstanding.  As part of our debt refinancing, we incurred additional expenses of $5,136 related to transaction fees and the write-off of deferred financing costs.  The year-to-year decrease from 2009 to 2010 resulted primarily from lower average debt outstanding.

Provision for Income Taxes

Provision for income taxes as a percent of income before income taxes was 26.3%, 26.3% and 26.8% in 2011, 2010 and 2009, respectively.  Our effective tax rate remained flat at 2011 compared to 2010.  The decrease in the effective tax rate from 2009 to 2010 reflected a net reduction in our liability for uncertain tax positions of $2,134 in 2010 compared to $389 in 2009 and higher employer tax credits on an absolute dollar basis mostly offset by the effect on our tax rate from the increase in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2011	2010	2009
Net cash provided by operating activities of continuing operations	$138,212	$212,106	$164,171
Net cash used in investing activities of continuing operations	(69,489)	(69,626)	(9,087)
Net cash used in financing activities of continuing operations	(64,149)	(106,389)	(155,406)
Net cash used in operating activities of discontinued operations	--	--	(47)
Net increase (decrease) in cash and cash equivalents	$4,574	$36,091	$(369)

Index

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at July 30, 2010, our borrowings under our revolving credit facility and proceeds from exercises of share-based compensation awards, were sufficient to finance all of our growth, share repurchases, dividend payments, working capital needs and other cash payment obligations in 2011.

We believe that cash at July 29, 2011, along with cash generated from our operating activities, the borrowing capacity under our revolving credit facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continuing operations, our continuing expansion plans, our principal payments on our debt, our share repurchase plans and our expected dividend payments for at least the next twelve months and thereafter for the foreseeable future.

Cash Generated from Operations

Our cash generated from operating activities was $138,212, $212,106 and $164,171 in 2011, 2010 and 2009, respectively.  The decrease in net cash flow provided by operating activities from 2010 to 2011 reflected a decrease in accounts payable, payments for estimated income taxes and higher annual bonus payments made in 2011 for the prior year’s performance partially offset by the change in retail inventories.  The decrease in accounts payable reflected the results of conversion to more electronic payment methods and lower accounts payable related to retail inventory.  The change in retail inventories was primarily related to the timing of seasonal inventory purchases.  The increase in net cash flow provided by operating activities from 2009 to 2010 reflected higher net income, increase in accounts payable, the timing of payments for estimated income taxes, higher incentive compensation accruals and an increase in the sales of our gift cards partially offset by the change in retail inventories.  The increase in incentive compensation accruals in 2010 reflected better performance against financial objectives in 2010 as compared to the prior year.  The increase in accounts payable from 2009 to 2010 resulted from more effective vendor terms management and improvements to disbursement cycles.  The change in retail inventories was primarily related to the timing of seasonal inventory purchases.

Borrowing Capacity and Debt Covenants

On July 9, 2011, we entered into a five-year $750,000 credit facility (the “2011 Credit Facility”) consisting of a $250,000 term loan (aggregate outstanding at July 29, 2011 was $231,250) and a $500,000 revolving credit facility (“the 2011 Revolving Credit Facility”).  The 2011 Credit Facility replaced term loans totaling $575,000 and a $165,000 revolving credit facility.  The decrease in the term loan portion of the 2011 Credit Facility and the increase in the 2011 Revolving Credit Facility provide us with increased flexibility in our capital structure.

During 2011, 2010 and 2009, we made $18,750, $57,856 and $130,988, respectively, in optional principal prepayments under our term loan facilities.  At July 29, 2011, we had $318,750 of outstanding borrowings under the 2011 Revolving Credit Facility and we had $29,981 of standby letters of credit related to securing reserved claims under workers’ compensation insurance which reduce our borrowing availability under the 2011 Revolving Credit Facility.  At July 29, 2011, we had $151,269 in borrowing availability under our 2011 Revolving Credit Facility.  See “Material Commitments” below and Note 5 to our Consolidated Financial Statements for further information on our long-term debt.

The 2011 Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are and expect to remain in compliance with the 2011 Credit Facility’s financial covenants for the remaining term of the facility.

Index

Capital Expenditures

Capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries were $77,686, $69,891 and $67,842 in 2011, 2010 and 2009, respectively.  Our capital expenditures consisted primarily of costs of new store locations and capital expenditures for maintenance programs in 2011, capital expenditures for maintenance programs in 2010 and costs of new store locations in 2009.  The increase in capital expenditures from 2010 to 2011 resulted primarily from an increase in the number of new store locations acquired and under construction as compared to the prior year partially offset by lower capital expenditures for maintenance programs.  The increase in capital expenditures from 2009 to 2010 resulted primarily from higher capital expenditures for maintenance programs and operational innovation initiatives partially offset by lower costs related to fewer new store locations.  We estimate that our capital expenditures during 2012 will be between $90,000 and $100,000.  This estimate includes certain costs related to the acquisition of sites and construction of fifteen new stores that will open or have opened during 2012, as well as for acquisition and construction costs for store locations to be opened in future years and capital expenditures for maintenance programs.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our 2011 Revolving Credit Facility, as necessary.

Proceeds from Sale of Property and Equipment

During 2011, we received net proceeds of $1,054 from the sale of two closed stores and $6,576 as a result of a condemnation award.

In the fourth quarter of 2009, we completed sale-leaseback transactions involving 15 of our stores and our retail distribution center.  Net proceeds from the sale-leaseback transactions of $56,260, along with excess cash from operations, were used to reduce our outstanding borrowings (see “Borrowing Capacity and Debt Covenants” above).

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

Subject to a maximum amount of $65,000, we were authorized by our Board of Directors to repurchase shares during 2011 to offset share dilution that results from the issuance of shares under our equity compensation plans.  Additionally, subject to a maximum amount of $65,000, we have been authorized by our Board of Directors to repurchase shares during 2012 at the discretion of management.  Our current criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our 2011 Credit Facility.  During 2011, we repurchased 676,600 shares in the open market at an aggregate cost of $33,563.  During 2010, we repurchased 1,352,000 shares in the open market at an aggregate cost of $62,487.  We did not repurchase any shares in 2009.

Our 2011 Credit Facility imposes restrictions on the amount of dividends we are able to pay.  If there is no default then existing and the total of our availability under our 2011 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000, we may both: (1) pay cash dividends on our common stock if the aggregate amount of such dividends paid during any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the 2011 Credit Facility) during the immediately preceding fiscal year; and (2) in any event, increase our regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 per share or 10% of the amount of the dividend paid in the prior fiscal quarter.

During the first quarter of 2011, we declared a quarterly dividend of $0.22 per share of our common stock (an annual equivalent of $0.88 per share), an increase from the quarterly dividend of $0.20 per share paid in the first quarter of 2010.  We paid dividends of $0.22 per share during the second, third and fourth quarters of 2011.  Additionally, on September 12, 2011, the Board declared a dividend of $0.25 per share payable on November 7, 2011 to shareholders of record on October 21, 2011.  In 2010 and 2009, we paid dividends of $0.80 and $0.78 per share, respectively.

During 2011, we received proceeds of $20,540 from the exercise of share-based compensation awards and the corresponding issuance of 784,793 shares. The excess tax benefit realized upon exercise of share-based compensation awards was $4,108.  During 2010 and 2009, we received proceeds of $37,460 and $4,362, respectively, from the exercise of share-based compensation awards.

Index

Working Capital

In the restaurant industry, virtually all sales are either for cash or third-party credit card.  Like many other restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit.  Because of our retail operations, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears for hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

We had negative working capital of $21,188, $73,289 and $66,637, respectively, at July 29, 2011, July 30, 2010 and July 31, 2009.  The change in working capital at July 29, 2011 compared with July 30, 2010 primarily reflected the decrease in accounts payable, payments for estimated income taxes, lower incentive compensation accruals and an optional prepayment of our required principal payments due within the next twelve months on our outstanding term loan.  The decrease in accounts payable reflected the results of conversion to more electronic payment methods and lower accounts payable related to retail inventory.  Lower incentive compensation accruals resulted from the payment of annual bonuses in the first quarter of 2011 that were earned for 2010.  The change in working capital at July 30, 2010 compared with July 31, 2009 primarily reflected the increase in accounts payable, the timing of payments for estimated income taxes, higher incentive compensation accruals based on better performance against financial objectives and an increase in cash generated from operations.  The increase in accounts payable resulted from more effective vendor terms management and improvements to disbursement cycles.

Off-Balance Sheet Arrangements

Other than various operating leases, which are disclosed more fully in “Material Commitments” below and Notes 2 and 16 to our Consolidated Financial Statements, we have no other material off-balance sheet arrangements.

Material Commitments

Our contractual cash obligations and commitments as of July 29, 2011, are summarized in the tables below:

		Payments due by Year
Contractual Obligations (a)	Total	2012	2013-2014	2015-2016	After 2016
Term loan payable on or before July 8, 2016 (b)	$231,250	--	$43,750	$187,500	--
2011 Revolving Credit Facility expiring on July 8, 2016 (b)	318,750	--	--	318,750	--
Note payable (c)	255	$109	146	--	--
Operating leases excluding billboards (d)	752,929	37,312	75,818	76,430	$563,369
Operating leases for billboards	30,996	18,372	12,624	--	--
Purchase obligations (e)	149,721	79,562	62,065	8,078	16
Other long-term obligations (f)	45,525	829	11,301	106	33,289
Total contractual cash obligations	$1,529,426	$136,184	$205,704	$590,864	$596,674

	Amount of Commitment Expirations by Year
	Total	2012	2013-2014	2015-2016	After 2016
2011 Revolving Credit Facility expiring on July 8, 2016 (b)	$500,000	--	--	$500,000	--
Standby letters of credit	29,981	29,981	--	--	--
Guarantees (g)	1,802	507	$636	$228	$431
Total commitments	$531,783	$30,488	$636	$500,228	$431

Index

(a)
At July 29, 2011, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.  As such, the liability for uncertain tax positions of $19,547 is not included in the contractual cash obligations and commitments table above.

(b)
Using our expected principal payments and projected interest rates, we will have interest payments of $42,612, $58,064, and $33,989 in 2012, 2013-2014 and 2015-2016, respectively.  The projected interest rates for our swapped portion of our outstanding borrowings are our fixed rates under our interest rate swaps (see Note 2 to the Consolidated Financial Statements) plus our current credit spread of 2.00%.  The projected interest rate for our unswapped portion of our outstanding borrowings is the three-year swap rate at July 29, 2011 of 1.23% plus our current credit spread.  Based on having $318,750 outstanding borrowings under our 2011 Revolving Credit Facility at July 29, 2011 and our current unused commitment fee as defined in the 2011 Credit Facility, our unused commitment fees in 2012 would be $461; however, the actual amount will differ based on actual usage of the 2011 Revolving Credit Facility in 2012.

(c)
The note payable consists of a five-year note with a vendor in the original principal amount of $507 and represents the financing of prepaid maintenance for telecommunications equipment.  The note payable is payable in monthly installments of principal and interest of $9 through October 16, 2013 and bears interest at 2.88%.  Principal and interest payments for the note payable are included in the contractual cash obligations and commitments table above.

(d)	Includes base lease terms and certain optional renewal periods, for which at the inception of the lease, it is reasonably assured that we will exercise.
(e)
Purchase obligations consist of purchase orders for food and retail merchandise; purchase orders for capital expenditures, supplies, other operating needs and other services; and commitments under contracts for maintenance needs and other services.  We have excluded contracts that do not contain minimum purchase obligations.  We excluded long-term agreements for services and operating needs that can be cancelled within 60 days without penalty.  We included long-term agreements and certain retail purchase orders for services and operating needs that can be cancelled with more than 60 days notice without penalty only through the term of the notice.  We included long-term agreements for services and operating needs that only can be cancelled in the event of an uncured material breach or with a penalty through the entire term of the contract.  Because of the uncertainties of seasonal demands and promotional calendar changes, our best estimate of usage for food, supplies and other operating needs and services is ratably over either the notice period or the remaining life of the contract, as applicable, unless we had better information available at the time related to each contract.

(f)
Other long-term obligations include our Non-Qualified Savings Plan ($29,665, with a corresponding long-term asset to fund the liability; see Note 12 to the Consolidated Financial Statements), Deferred Compensation Plan ($4,453), FY2009, FY2010 and FY2011 Long-Term Retention Incentive Plans ($1,779), FY2011 District Manager Long-Term Performance Plan ($430) and FY2010 and FY2011 Long-Term Performance Plans ($9,198).

(g)
Consists solely of guarantees associated with properties that have been assigned.  We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of those guarantees.

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement and Disclosure Requirements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance which provides additional guidance on how to determine fair value under existing standards and expands existing disclosure requirements on a prospective basis.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  We do not expect that the adoption of this accounting guidance in the third quarter of 2012 will have a significant impact on our consolidated financial statements.

Index

Presentation of Comprehensive Income

In June 2011, the FASB issued amended accounting guidance which requires companies to present total comprehensive income and its components and the components of net income in either a single continuous statement of comprehensive income or in two consecutive statements reporting net income and comprehensive income.  This requirement eliminates the option to present components of comprehensive income as part of the statement of changes in shareholders’ equity.  This guidance affects only the presentation of comprehensive income and does not change the components of comprehensive income.  This guidance is effective for fiscal years beginning after December 15, 2011 on a retrospective basis.  We do not expect that the adoption of this accounting guidance in the first quarter of 2013 will have a significant impact on our consolidated financial statements.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.  Critical accounting estimates are those that:

•	management believes are most important to the accurate portrayal of both our financial condition and operating results and
•	require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Index

Impairment of Long-Lived Assets and Provision for Asset Dispositions

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset.  If the total expected future cash flows are less than the carrying amount of the asset, the carrying value is written down, for an asset to be held and used, to the estimated fair value or, for an asset to be disposed of, to the fair value, net of estimated costs of disposal.  Any loss resulting from impairment is recognized by a charge to income.  Judgments and estimates that we make related to the expected useful lives of long-lived assets and future cash flows are affected by factors such as changes in economic conditions and changes in operating performance.  The accuracy of such provisions can vary materially from original estimates and management regularly monitors the adequacy of the provisions until final disposition occurs.

We have not made any material changes in our methodology for assessing impairments during the past three years and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

In 2011, 2010 and 2009, we incurred impairment charges related to our stores.  In 2011 and 2009, we also incurred impairment charges related to corporate properties.  For a more detailed discussion of these costs see the sub-section entitled “Impairment and Store Dispositions, Net” under the section above entitled “Results of Operations” presented earlier in the MD&A.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation, general liability and health insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  Prior to January 1, 2009, we did not purchase such insurance for our group health program, but did limit our offered benefits for any individual (employee or dependents) in the program to not more than $1,000 lifetime, and, in certain cases, to not more than $100 in any given plan year.  Beginning January 1, 2009, we split our group health program into two programs.  The first program is fully insured and as such has no liability for unpaid claims.  The second program is self-insured.  For our calendar 2009 plan, benefits for any individual (employee or dependents) in the self-insured program were limited to not more than $1,000 lifetime, $100 in any given plan year and, in certain cases, to not more than $15 in any given plan year.  For our calendar 2010 and 2011 plans, benefits for any individual (employee or dependents) in the self-insured program are limited to not more than $20 in any given plan year, and, in certain cases, to not more than $8 in any given year.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.

We record a liability for workers’ compensation and general liability for all unresolved claims and for an actuarially determined estimate of incurred but not reported claims at the anticipated cost to us based upon an actuarially determined reserve as of the end of our third quarter and adjust it by the actuarially determined losses and actual claims payments for the fourth quarter.  The reserves and losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the actuarially determined losses at the lower end of that range and discount them to present value using a risk-free interest rate based on actuarially projected timing of payments. We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of our reserves.

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the past three years and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions or management judgments in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Index

Retail Inventory Valuation

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory method (“RIM”).  Under RIM, the valuation of our retail inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of our inventories.  Inherent in the RIM calculation are certain significant management judgments and estimates, including initial markons, markups, markdowns and shrinkage, which may significantly impact the gross margin calculation as well as the ending inventory valuation.

Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgment regarding inventory aging and future promotional activities.  Cost of goods sold includes an estimate of shrinkage that is adjusted upon physical inventory counts.  Annual physical inventory counts are conducted throughout the third and fourth quarters based upon a cyclical inventory schedule. An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis.

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the past three years and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

We file our income tax returns many months after our year end.  These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, an unsuccessful legal proceeding or a settlement could result in material adjustments to our Consolidated Financial Statements and our consolidated financial position.

Share-Based Compensation

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period or the date on which retirement is achieved, if shorter.  If a share-based compensation award is modified after the grant date, incremental compensation expense is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Incremental compensation expense for vested awards is recognized immediately.  For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period.  Our policy is to recognize compensation expense for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, our policy is to issue new shares of common stock to satisfy exercises of share-based compensation awards.

The fair value of each option award granted was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates the following ranges of assumptions:

•	The expected volatility is a blend of implied volatility based on market-traded options on our stock and historical volatility of our stock over the contractual life of the options.

Index

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

Compensation expense is recognized for only the portion of options that are expected to vest.  Therefore, an estimated forfeiture rate derived from historical employee termination behavior, grouped by job classification, is applied against share-based compensation expense.  The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award were, in-substance, multiple awards.  We update the estimated forfeiture rate to actual at each reporting period and adjust compensation expense accordingly so that the amount of compensation expense recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.

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

In 2011, we replaced certain stock option grants with performance-based stock units (“PBSUs”) for our executives.  Subject to the respective executive’s continued employment, the PBSUs will vest at the end of the performance period, which consists of our 2011, 2012 and 2013 years.  The number of PBSUs that will ultimately be earned and will, therefore, vest is based on a market condition, total shareholder return, which is defined as increases in our stock price plus dividends paid during the performance period.  The target number of shares will be earned if there is no change in shareholder value during the performance period and the maximum number of shares that may be earned is 150% of target, or 93,450 shares.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned. The vesting of the PBSUs is also subject to the achievement of a specified level of operating income during the performance period.  If this performance goal is not met, no PBSUs will be awarded and to the extent previously recognized, compensation expense will be reversed.

The fair value of the PBSUs was determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  This model incorporates several key assumptions that are similar to those used to value stock options, as discussed above; those inputs include expected volatility, risk-free rate of return and expected dividend yield.  Additionally, the Monte-Carlo simulation model used the average prices for the 60-consecutive calendar days from July 1, 2010 to August 31, 2010.

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the past three years.  We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Index

Unredeemed Gift Cards

Unredeemed gift cards represent liabilities related to unearned income and are recorded at their expected redemption value.  No revenue is recognized in connection with the point-of-sale transaction when gift cards are sold.  For those states that exempt gift cards from their escheat laws, we make estimates of the ultimate unredeemed (“breakage”) gift cards in the period of the original sale and amortize this breakage over the redemption period that other gift cards historically have been redeemed by reducing the liability and recording revenue accordingly.  For those states that do not exempt gift cards from their escheat laws, we record breakage in the period that gift cards are remitted to the state and reduce our liability accordingly.  Any amounts remitted to states under escheat or similar laws reduce our deferred revenue liability and have no effect on revenue or expense while any amounts that we are permitted to retain are recorded as revenue.  Changes in redemption behavior or management’s judgments regarding redemption trends in the future may produce materially different amounts of deferred revenue to be reported.

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards during the past three years and do not believe there is a reasonable likelihood that there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk, such as changes in interest rates and commodity prices.  We do not hold or use derivative financial instruments for trading purposes.

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our 2011 Credit Facility.  At July 29, 2011, our outstanding borrowings under our 2011 Credit Facility totaled $550,000 (see Note 5 to our Consolidated Financial Statements).  Loans under the 2011 Credit Facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 5, 6 and 10 to our Consolidated Financial Statements).  To manage this risk in a cost efficient manner, we have entered into interest rate swaps.  In 2006, we entered into an interest rate swap with a fixed rate of 5.57% plus our credit spread; this interest rate swap expires in May 2013.  During 2011, we entered into three additional interest rate swaps with an effective date of May 2013.   Additionally, on September 19, 2011, we entered into two additional swaps with an effective date of May 2013.  At July 29, 2011, our outstanding borrowings were swapped at a rate of 7.57%.  See Notes 2 and 6 to our Consolidated Financial Statements for further discussion of our interest rate swaps.

Index

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.  Four food categories (dairy (including eggs), beef, poultry and pork) account for the largest shares of our food purchases at approximately 13%, 11%, 11% and 11%, respectively.  Other categories affected by the commodities markets, such as grains and seafood, may each account for as much as 7% of our food purchases.  While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary to allow us to avoid any material adverse effects that could be caused by such unavailability.  We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods of time.  Changes in commodity prices would affect us and our competitors generally, and depending on the terms and duration of supply contracts, sometimes simultaneously.  We enter into contracts for certain of our products in an effort to minimize volatility of supply and pricing.  In many cases, or over the longer term, we believe we will be able to pass through some or much of the increased commodity costs by adjusting our menu pricing.  From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can result in lower margins.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of July 29, 2011 and July 30, 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended July 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cracker Barrel Old Country Store, Inc. and subsidiaries as of July 29, 2011 and July 30, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 27, 2011

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
	(In thousands except share data)
ASSETS	July 29, 2011	July 30, 2010
Current Assets:
Cash and cash equivalents	$52,274	$47,700
Property held for sale	950	--
Accounts receivable	12,279	13,530
Income taxes receivable	7,898	--
Inventories	141,547	144,079
Prepaid expenses and other current assets	9,000	8,609
Deferred income taxes	21,967	22,341
Total current assets	245,915	236,259
Property and Equipment:
Land	288,779	287,591
Buildings and improvements	712,451	698,396
Buildings under capital leases	3,289	3,289
Restaurant and other equipment	435,960	410,411
Leasehold improvements	222,496	210,326
Construction in progress	10,898	11,532
Total	1,673,873	1,621,545
Less: Accumulated depreciation and amortization of capital leases	664,709	617,442
Property and equipment – net	1,009,164	1,004,103
Other assets	55,805	51,705
Total	$1,310,884	$1,292,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$99,679	$116,218
Current maturities of long-term debt and other long-term obligations	123	6,765
Taxes withheld and accrued	32,335	32,987
Income taxes payable	--	7,624
Accrued employee compensation	49,194	59,874
Accrued employee benefits	29,247	30,937
Deferred revenues	32,630	27,544
Accrued interest expense	7,857	10,535
Other accrued expenses	16,038	17,064
Total current liabilities	267,103	309,548
Long-term debt	550,143	573,744
Interest rate swap liability	51,604	66,281
Other long-term obligations	105,661	93,822
Deferred income taxes	68,339	57,055
Commitments and Contingencies (Notes 10 and 16)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 2011 – 22,840,974 shares issued and outstanding; 2010 – 22,732,781 shares issued and outstanding	228	228
Additional paid-in capital	7,081	6,200
Accumulated other comprehensive loss	(38,032)	(48,849)
Retained earnings	298,757	234,038
Total shareholders’ equity	268,034	191,617
Total	$1,310,884	$1,292,067

See Notes to Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except share data) Fiscal years ended
	July 29, 2011	July 30, 2010	July 31, 2009

Total revenue	$2,434,435	$2,404,515	$2,367,285
Cost of goods sold	772,471	745,818	764,909
Gross profit	1,661,964	1,658,697	1,602,376
Labor and other related expenses	904,229	908,211	916,256
Other store operating expenses	451,957	437,136	421,594
Store operating income	305,778	313,350	264,526
General and administrative expenses	139,222	145,882	120,199
Impairment and store dispositions, net	(625)	2,800	2,088
Operating income	167,181	164,668	142,239
Interest expense	51,490	48,959	52,177
Income before income taxes	115,691	115,709	90,062
Provision for income taxes	30,483	30,451	24,105
Income from continuing operations	85,208	85,258	65,957
Loss from discontinued operations, net of tax	--	--	(31)
Net income	$85,208	$85,258	$65,926

Basic net income per share:
Income from continuing operations	$3.70	$3.71	$2.94
Loss from discontinued operations, net of tax	--	--	--
Net income per share	$3.70	$3.71	$2.94

Diluted net income per share:
Income from continuing operations	$3.61	$3.62	$2.89
Loss from discontinued operations, net of tax	--	--	--
Net income per share	$3.61	$3.62	$2.89

Basic weighted average shares outstanding	22,998,200	23,007,856	22,458,971
Diluted weighted average shares outstanding	23,634,675	23,579,752	22,787,633

See Notes to Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at August 1, 2008	22,325,341	$223	$731	$(27,653)	$119,450	$92,751
Comprehensive Income:
Net income	--	--	--	--	65,926	65,926
Change in fair value of interest rate swap, net of tax benefit of $4,445 (See Note 6)	--	--	--	(17,169)	--	(17,169)
Total comprehensive income	--	--	--	(17,169)	65,926	48,757
Cash dividends declared - $.80 per share	--	--	--	--	(18,131)	(18,131)
Share-based compensation	--	--	6,946	--	--	6,946
Exercise of share-based compensation awards	397,344	4	4,358	--	--	4,362
Tax benefit realized upon exercise of share-based compensation awards	--	--	937	--	--	937
Balances at July 31, 2009	22,722,685	227	12,972	(44,822)	167,245	135,622
Comprehensive Income:
Net income	--	--	--	--	85,258	85,258
Change in fair value of interest rate swap, net of tax benefit of $1,022 (See Note 6)	--	--	--	(4,027)	--	(4,027)
Total comprehensive income	--	--	--	(4,027)	85,258	81,231
Cash dividends declared - $.80 per share	--	--	--	--	(18,465)	(18,465)
Share-based compensation	--	--	13,193	--	--	13,193
Exercise of share-based compensation awards	1,362,096	14	37,446	--	--	37,460
Tax benefit realized upon exercise of share-based compensation awards	--	--	5,063	--	--	5,063
Purchases and retirement of common stock	(1,352,000)	(13)	(62,474)	--	--	(62,487)
Balances at July 30, 2010	22,732,781	228	6,200	(48,849)	234,038	191,617
Comprehensive Income:
Net income	--	--	--	--	85,208	85,208
Change in fair value of interest rate swaps, net of tax expense of $3,860 (See Note 6)	--	--	--	10,817	--	10,817
Total comprehensive income	--	--	--	10,817	85,208	96,025
Cash dividends declared - $.88 per share	--	--	--	--	(20,489)	(20,489)
Share-based compensation	--	--	9,796	--	--	9,796
Exercise of share-based compensation awards	784,793	7	20,533	--	--	20,540
Tax benefit realized upon exercise of share-based compensation awards	--	--	4,108	--	--	4,108
Purchases and retirement of common stock	(676,600)	(7)	(33,556)	--	--	(33,563)
Balances at July 29, 2011	22,840,974	$228	$7,081	$(38,032)	$298,757	$268,034

See Notes to Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands)
	Fiscal years ended
	July 29, 2011	July 30, 2010	July 31, 2009
Cash flows from operating activities:
Net income	$85,208	$85,258	$65,926
Loss from discontinued operations, net of tax	--	--	31
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	62,788	61,024	59,286
(Gain) loss on disposition of property and equipment	(1,418)	4,697	4,421
Impairment	3,219	2,672	2,088
Share-based compensation	9,796	13,193	6,946
Excess tax benefit from share-based compensation	(4,108)	(5,063)	(937)
Changes in assets and liabilities:
Accounts receivable	1,251	(800)	754
Income taxes receivable	(7,898)	4,078	3,794
Inventories	2,532	(6,655)	18,530
Prepaid expenses and other current assets	(391)	584	1,788
Other assets	(803)	(5,642)	2,009
Accounts payable	(16,539)	24,050	(1,021)
Taxes withheld and accrued	(652)	906	2,622
Income taxes payable	(3,516)	12,687	--
Accrued employee compensation	(10,680)	9,880	3,809
Accrued employee benefits	(1,690)	(1,696)	(1,608)
Deferred revenues	5,086	5,016	(90)
Accrued interest expense	(2,678)	156	(2,106)
Other accrued expenses	(1,669)	(613)	(672)
Other long-term obligations	12,576	5,002	(1,953)
Deferred income taxes	7,798	3,372	554
Net cash provided by operating activities of continuing operations	138,212	212,106	164,171
Cash flows from investing activities:
Purchase of property and equipment	(77,962)	(70,132)	(68,104)
Proceeds from insurance recoveries of property and equipment	276	241	262
Proceeds from sale of property and equipment	8,197	265	58,755
Net cash used in investing activities of continuing operations	(69,489)	(69,626)	(9,087)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	687,000	349,600	620,200
Proceeds from exercise of share-based compensation awards	20,540	37,460	4,362
Principal payments under long-term debt and other long-term obligations	(717,263)	(414,572)	(762,530)
Purchases and retirement of common stock	(33,563)	(62,487)	--
Deferred financing costs	(5,125)	(2,908)	(768)
Dividends on common stock	(19,846)	(18,545)	(17,607)
Excess tax benefit from share-based compensation	4,108	5,063	937
Net cash used in financing activities of continuing operations	(64,149)	(106,389)	(155,406)
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	--	--	(47)
Net cash used in discontinued operations	--	--	(47)
Net increase (decrease) in cash and cash equivalents	4,574	36,091	(369)
Cash and cash equivalents, beginning of year	47,700	11,609	11,978
Cash and cash equivalents, end of year	$52,274	$47,700	$11,609

See Notes to Consolidated Financial Statements.

Index

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, excluding interest rate swap payments, net of amounts capitalized	$15,946	$14,598	$32,344
Interest rate swaps	30,355	30,722	19,469
Income taxes	32,248	20,673	23,782
Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swaps	$14,677	$(5,049)	$(21,614)
Change in deferred tax asset for interest rate swaps	(3,860)	1,022	4,445

See Notes to Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

1.     Description of the Business

Cracker Barrel Old Country Store, Inc. and its affiliates (collectively, in the Notes, the “Company”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) restaurant and retail concept.

2.     Summary Of Significant Accounting Policies

GAAP – The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Fiscal year – The Company’s fiscal year ends on the Friday nearest July 31st and each quarter consists of thirteen weeks unless noted otherwise.  References in these Notes to a year or quarter are to the Company’s fiscal year or quarter unless noted otherwise.

Principles of consolidation – The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  All significant intercompany transactions and balances have been eliminated.

Fair value measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, a three level hierarchy for inputs is used.  These levels are:

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

The fair values of cash equivalents and deferred compensation plan assets (included in other assets) are based on quoted market prices.  The fair values of accounts receivable and accounts payable at July 29, 2011 and July 30, 2010, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, totaled approximately $550,000 and $566,510 on July 29, 2011 and July 30, 2010, respectively.  The estimated fair value of the Company’s interest rate swaps is the present value of the expected cash flows, which is calculated by using the replacement fixed rate in the then-current market, and incorporates the Company’s non-performance risk.  See Note 3 for additional information on the Company’s fair value measurements.

Cash and cash equivalents – The Company’s policy is to consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property held for sale – Property held for sale consists of real estate properties that the Company expects to sell within one year and is reported at the lower of carrying amount or fair value less costs to sell.  At July 29, 2011, property held for sale consisted of office space.

Accounts receivable – Accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value.  Provisions for doubtful accounts are recorded based on historical collection experience and the age of the receivables.  Accounts receivable are written off when they are deemed uncollectible.

Index

Inventories – Inventories are stated at the lower of cost or market.  Cost of restaurant inventory is determined by the first-in, first-out (“FIFO”) method.  Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which uses average cost.  In 2011, due to lower inventory levels at the Company’s retail distribution center as compared to prior years, approximately 80% of retail inventories are valued using RIM and the remaining 20% are valued using an average cost method.  In 2010, approximately 70% of retail inventories are valued using RIM and the remaining 30% are valued using an average cost method.  Valuation provisions are included for retail inventory obsolescence, retail inventory shrinkage, returns and amortization of certain items.

Cost of goods sold includes an estimate of retail inventory shrinkage that is adjusted upon physical inventory counts.  Annual physical inventory counts are conducted throughout the third and fourth quarters based upon a cyclical inventory schedule.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis.

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight-line and double-declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Buildings under capital leases	15-25
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense was $61,677, $59,930 and $57,706 for 2011, 2010 and 2009, respectively.    Depreciation expense related to store operations was $56,985, $56,402 and $53,745 for 2011, 2010 and 2009, respectively, and is included in other store operating expenses in the Consolidated Statements of Income.

Capitalized interest was $350, $215 and $445 for 2011, 2010 and 2009, respectively.

Gain or loss is recognized upon disposal of property and equipment.  The asset and related accumulated depreciation and amortization amounts are removed from the accounts.

Maintenance and repairs, including the replacement of minor items, are charged to expense and major additions to property and equipment are capitalized.

Impairment of long-lived assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset.  If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down, for an asset to be held and used, to the estimated fair value or, for an asset to be disposed of, to the fair value, net of estimated costs of disposal.  Any loss resulting from impairment is recognized by a charge to income.  Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance.  The accuracy of such provisions can vary materially from original estimates and management regularly monitors the adequacy of the provisions until final disposition occurs.  See Notes 3 and 9 for additional information on the Company’s impairment of long-lived assets.

Derivative instruments and hedging activities – The Company is exposed to market risk, such as changes in interest rates and commodity prices.  The Company has interest rate risk relative to its outstanding borrowings, which bear interest at the Company’s election either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios under its credit facility (see Note 5).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

Index

On May 4, 2006, the Company entered into an interest rate swap (the “2006 swap”) in which it agreed to exchange with a counterparty, at specified intervals effective August 3, 2006, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The swapped portion of the outstanding debt or notional amount of the 2006 interest rate swap is as follows:

From August 3, 2006 to May 2, 2007	$525,000
From May 3, 2007 to May 5, 2008	650,000
From May 6, 2008 to May 4, 2009	625,000
From May 5, 2009 to May 3, 2010	600,000
From May 4, 2010 to May 2, 2011	575,000
From May 3, 2011 to May 2, 2012	550,000
From May 3, 2012 to May 3, 2013	525,000

The 2006 swap was accounted for as a cash flow hedge and expires in May 2013.  The rate on the portion of the Company’s outstanding debt covered by the 2006 swap is fixed at a rate of 5.57% plus the Company’s credit spread over the  7-year life of the 2006 swap.  The Company’s weighted average credit spreads at July 29, 2011 and July 30, 2010 were 2.00% and 1.90%, respectively.

On August 10, 2010, the Company entered into a second interest rate swap (the “2010 swap”) in which it agreed to exchange with a counterparty, effective May 3, 2013, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount of $200,000.  This interest rate swap was also accounted for as a cash flow hedge.  The rate on the portion of the Company’s outstanding debt covered by the 2010 swap will be fixed at a rate of 2.73% plus the Company’s credit spread over the 2-year life of the 2010 swap.

On July 25, 2011, the Company entered into two additional interest rate swaps; one with a 2-year life (the “2011 2-year swap”) and one with a 3-year life (the “2011 3-year swap”).  For both of these interest rate swaps, the Company agreed to exchange with counterparties, effective May 3, 2013, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount of $50,000 for each interest rate swap.  These interest rate swaps were also accounted for as cash flow hedges. The rates on the portion of the Company’s outstanding debt covered by the 2011 2-year swap and 2011 3-year swap will be fixed at 2.00% and 2.45%, respectively, plus the Company’s credit spreads over the respective lives of the interest rate swaps.

Additionally, on September 19, 2011, the Company entered into two interest rate swaps.  For both of these interest rate swaps, the Company agreed to exchange with counterparties, effective May 3, 2013, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount of $25,000 for each interest rate swap.  These interest rate swaps were also accounted for as cash flow hedges.  The rate on the portion of the Company’s outstanding debt covered by these swaps will be fixed at a rate of 1.05% plus the Company’s credit spread over the 2-year life of each swap.

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

The Company does not hold or use derivative instruments for trading purposes.  The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.  See Note 6 for additional information on the Company’s derivative and hedging activities.

Index

Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors that are outside the control of the Company and generally are unpredictable.  Changes in commodity prices affect the Company and its competitors generally and, depending on terms and duration of supply contracts, sometimes simultaneously.  In many cases, the Company believes it will be able to pass through some or much of increased commodity costs by adjusting its menu pricing.  From time to time, competitive circumstances or judgments about consumer acceptance of price increases may limit menu price flexibility, and in those circumstances, increases in commodity prices can result in lower margins for the Company.

Comprehensive income – Comprehensive income includes net income and the effective unrealized portion of the changes in the fair value of the Company’s interest rate swaps.

Segment reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Utilizing these criteria, the Company manages its business on the basis of one reportable operating segment (see Note 8).

Revenue recognition – The Company records revenue from the sale of products as they are sold.  The Company provides for estimated returns based on return history and sales levels.  The Company’s policy is to present sales in the Consolidated Statements of Income on a net presentation basis after deducting sales tax.

Unredeemed gift cards and certificates – Unredeemed gift cards and certificates represent a liability of the Company related to unearned income and are recorded at their expected redemption value. No revenue is recognized in connection with the point-of-sale transaction when gift cards or gift certificates are sold.  For those states that exempt gift cards and certificates from their escheat laws, the Company makes estimates of the ultimate unredeemed (“breakage”) gift cards and certificates in the period of the original sale and amortizes this breakage over the redemption period that other gift cards and certificates historically have been redeemed by reducing its liability and recording revenue accordingly.  For those states that do not exempt gift cards and certificates from their escheat laws, the Company records breakage in the period that gift cards and certificates are remitted to the state and reduces its liability accordingly.  Any amounts remitted to states under escheat or similar laws reduce the Company’s deferred revenue liability and have no effect on revenue or expense while any amounts that the Company is permitted to retain are recorded as revenue.  Changes in redemption behavior or management’s judgments regarding redemption trends in the future may produce materially different amounts of deferred revenue to be reported.

Insurance – The Company self-insures a significant portion of its workers’ compensation, general liability and health insurance programs.  The Company purchases insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates. The Company purchases insurance for individual general liability claims that exceed $500.  Prior to January 1, 2009, the Company did not purchase such insurance for its group health program, but did limit its offered benefits for any individual (employee or dependents) in the program to not more than $1,000 lifetime, and, in certain cases, to not more than $100 in any given plan year.  Beginning January 1, 2009, the Company split its group health program into two programs.  The first program is fully insured and as such has no liability for unpaid claims.  The second program is self-insured.  For the Company’s calendar 2009 plan, benefits for any individual (employee or dependents) in the self-insured program were limited to not more than $1,000 lifetime, $100 in any given plan year and, in certain cases, to not more than $15 in any given plan year.  For the Company’s calendar 2010 and 2011 plans, benefits for any individual (employee or dependents) in the self-insured program are limited to not more than $20 in any given year, and, in certain cases, to not more than $8 in given year.  The Company records a liability for the self-insured portion of its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.

Index

The Company records a liability for workers’ compensation and general liability for all unresolved claims and for an actuarially determined estimate of incurred but not reported claims at the anticipated cost to the Company based upon an actuarially determined reserve as of the end of the Company’s third quarter and adjusts it by the actuarially determined losses and actual claims payments for the fourth quarter.  The reserves and losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, the Company records the losses at the lower end of that range and discounts them to present value using a risk-free interest rate based on actuarially projected timing of payments.  The Company’s accounting policies regarding insurance reserves include certain actuarial assumptions or management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense.

Store pre-opening costs – Start-up costs of a new store are expensed when incurred, with the exception of rent expense under operating leases, in which the straight-line rent includes the pre-opening period during construction, as explained further under the “Leases” section in this Note.

Leases – The Company’s leases are classified as either capital or operating leases.  The Company has ground leases and office space leases that are recorded as operating leases.  A majority of the Company’s lease agreements provide renewal options and some of these options contain rent escalation clauses.  Additionally, some of the leases have rent holiday and contingent rent provisions.  During rent holiday periods, which include the pre-opening period during construction, the Company has possession of and access to the property, but is not obligated to, and normally does not, make rent payments.  Contingent rent is determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability and corresponding rent expense when it is probable sales have been achieved in amounts in excess of the specified levels.

The liabilities under these leases are recognized on the straight-line basis over the shorter of the useful life, with a maximum of 35 years, or the related lease life.  The Company uses a lease life that generally begins on the date that the Company becomes legally obligated under the lease, including the rent holiday periods, and generally extends through certain renewal periods that can be exercised at the Company’s option, for which at the inception of the lease, it is reasonably assured that the Company will exercise those renewal options.  This lease period is consistent with the period over which leasehold improvements are amortized.  The same lease life is used for reporting future minimum lease commitments as is used for the straight-line rent calculation.

The Company also leases its advertising billboards which are recorded as operating leases.

Advertising – The Company expenses the costs of producing advertising the first time the advertising takes place.  Other advertising costs are expensed as incurred.  Advertising expense was $48,889, $45,239 and $42,371 for 2011, 2010 and 2009, respectively.

Share-based compensation – Share-based compensation is recorded in general and administrative expenses in the Consolidated Statements of Income.  Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period or to the date on which retirement eligibility is achieved, if shorter.  If a share-based compensation award is modified after the grant date, incremental compensation expense is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Incremental compensation expense for vested awards is recognized immediately.  For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period.  The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy exercises of share-based compensation awards.

At July 29, 2011, the Company has one active compensation plan for employees and non-employee directors which authorizes the granting of stock options, nonvested stock and other types of awards consistent with the purpose of the plan; the Company also has stock options and nonvested stock outstanding under four other compensation plans in which no future grants may be made (see Note 11).  At July 29, 2011, the number of shares authorized for future issuance under the Company’s active plan is 1,420,843.

Index

Stock options are granted with an exercise price equal to the market price of the Company’s stock on the grant date; those option awards generally vest at a cumulative rate of 33% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using a binomial lattice-based option valuation model, which incorporates ranges of assumptions for inputs as shown in the following table.  The assumptions are as follows:

•
The expected volatility is a blend of implied volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s stock over the contractual life of the options.

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

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

	Year Ended
	July 29,	July 30,	July 31,
	2011	2010	2009
Dividend yield range	1.7%	2.5%	2.59%- 5.35%
Expected volatility	40%	47%	43% - 61%
Risk-free interest rate range	0.3%- 4.6%	0.4%- 5.1%	0.5%- 5.4%
Expected term (in years)	6.6*	6.8	6.7 – 6.9

*Stock options granted in 2011 were defeased and replaced with performance-based stock units (“PBSUs”) (see Note 11).

In 2011, the Company began granting PBSUs.  The number of PBSUs that will ultimately be earned and will vest is based on total shareholder return, which is defined as increases in the Company’s stock price plus dividends paid during the performance period.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned.  The vesting of the PBSUs is also subject to the achievement of a specified level of operating income during the performance period.  If this performance goal is not met, no PBSUs will be awarded and no compensation expense will be recorded.

The fair value of the PBSUs is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  This model incorporates several key assumptions that are similar to those used to value stock options.  Those inputs include expected volatility, risk-free rate of return and expected dividend yield and are included in the following table.  Additionally, for the PBSU’s granted in 2011, the Monte-Carlo simulation model used the average prices for the 60-consecutive calendar days from July 1, 2010 to August 31, 2010.

Year Ended
July 29, 2011

Dividend yield range	1.6%
Expected volatility	43%
Risk-free interest rate	0.8%

Nonvested stock grants consist of the Company’s common stock and generally vest over 2-5 years.  All nonvested stock grants are time vested except the nonvested stock grants of one executive that are based upon the achievement of strategic goals. If any performance goals are not met, no compensation expense is ultimately recognized and, to the extent previously recognized, compensation expense is reversed.

Index

Generally, the fair value of each nonvested stock grant is equal to the market price of the Company’s stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.  Certain nonvested stock grants accrue dividends and their fair value is equal to the market price of the Company’s stock at the date of the grant.  Dividends are forfeited for any nonvested stock awards that do not vest.

Income taxes – The Company’s provision for income taxes includes employer tax credits for FICA taxes paid on employee tip income and other employer tax credits are accounted for by the flow-through method.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company recognizes (or derecognizes) a tax position taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained (or not sustained) upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company recognizes, net of tax, interest and estimated penalties related to uncertain tax positions in its provision for income taxes.  See Note 14 for additional information regarding income taxes.

Discontinued operations – The Company classifies the results of operations of a closed store as a discontinued operation when the operations and cash flows of the store have been or will be eliminated from ongoing operations, the Company no longer has any significant continuing involvement in the operations associated with the store after closure and the results are material to the Company’s consolidated financial position, results of operations or cash flows.  In determining whether the cash flows have been or will be eliminated from operations, the Company considers the proximity of the closed store to any remaining open stores in the geographic area to evaluate whether the Company will retain the closed store’s customers at another store in the same market.  Unless considered immaterial, if the Company determines that it has exited the market, then the closed store will be classified as a discontinued operation.  No closed stores were classified as discontinued operations in 2011, 2010 and 2009.  In 2009, certain expenses related to the 2007 sale of Logan’s Roadhouse, Inc. were reported in discontinued operations.

Net income per share – Basic consolidated net income per share is computed by dividing consolidated net income to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to stock options and nonvested stock and stock awards issued by the Company are calculated using the treasury stock method.  Outstanding employee and director stock options and nonvested stock and stock awards issued by the Company represent the only dilutive effects on diluted consolidated net income per share.  See Note 15.

Use of estimates - Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods to prepare these Consolidated Financial Statements in conformity with GAAP.  Management believes that such estimates have been based on reasonable and supportable assumptions and that the resulting estimates are reasonable for use in the preparation of the Consolidated Financial Statements.  Actual results, however, could differ from those estimates.

Reclassifications

The Company has reclassified certain prior period amounts in its Consolidated Statements of Income in order to conform to the current period presentation in which impairment and store dispositions are not included in store operating income.  The Company made this change in the third quarter of 2011.  The Company believes that the current period presentation of store operating income more appropriately reflects the results of its ongoing store operations.  These reclassifications had no effect on operating income or net income.

Index

The following table presents the effect of these reclassifications on store operating income at:

	2010	2009

Store operating income as previously reported	$310,550	$262,438
Impairment and store dispositions, net	2,800	2,088
Store operating income as currently reported	$313,350	$264,526

The following table presents the effect of these reclassifications on store operating income for the quarters ended October 29, 2010 (“1st Quarter 2011”) and January 28, 2011 (“2nd Quarter 2011”):

	1st Quarter 2011	2nd Quarter 2011

Store operating income as previously reported	$82,292	$85,540
Impairment and store dispositions, net	83	1
Store operating income as currently reported	$82,375	$85,541

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement and Disclosure Requirements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance which provides additional guidance on how to determine fair value under existing standards and expands existing disclosure requirements on a prospective basis.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not expect that the adoption of this accounting guidance in the third quarter of 2012 will have a significant impact on its Consolidated Financial Statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued amended accounting guidance which requires companies to present total comprehensive income and its components and the components of net income in either a single continuous statement of comprehensive income or in two consecutive statements reporting net income and comprehensive income.  This requirement eliminates the option to present components of comprehensive income as part of the statement of changes in shareholders’ equity.  This guidance affects only the presentation of comprehensive income and does not change the components of comprehensive income.  This guidance is effective for fiscal years beginning after December 15, 2011 on a retrospective basis.  The Company does not expect that the adoption of this accounting guidance in the first quarter of 2013 will have a significant impact on its Consolidated Financial Statements.

3.  Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2011 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of July 29, 2011

Cash equivalents*	$29,548	$--	$--	$29,548
Deferred compensation plan assets**	29,665	--	--	29,665
Total assets at fair value	$59,213	$--	$--	$59,213

Interest rate swap liability (see Note 6)	$--	$51,604	$--	$51,604
Total liabilities at fair value	$--	$51,604	$--	$51,604

Index

The Company’s assets and liabilities measured at fair value on a recurring basis at July 30, 2010 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of July 30, 2010

Cash equivalents*	$35,250	$--	$--	$35,250
Deferred compensation plan assets**	25,935	--	--	25,935
Total assets at fair value	$61,185	$--	$--	$61,185

Interest rate swap liability (see Note 6)	$--	$66,281	$--	$66,281
Total liabilities at fair value	$--	$66,281	$--	$66,281

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets (see Note 12).

The Company’s money market fund investments and deferred compensation plan assets are measured at fair value using quoted market prices.  The fair value of the Company’s interest rate swap liability is determined based on the present value of expected future cash flows.  Since the Company’s interest rate swap values are based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full terms of the swaps, it is considered a Level 2 input.  Nonperformance risk is reflected in determining the fair value of the interest rate swaps by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the terms of the swaps.  Thus, the adjustment for nonperformance risk is also considered a Level 2 input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During 2011, the Company recorded an impairment charge of $1,044 on office space which it expects to sell within one year.  The fair value of the office space was determined to be $1,000 based upon market comparables, which are considered Level 2 inputs.  Additionally, during 2011, one leased store was determined to be impaired.  Fair value of the leased store was determined by using a cash flow model.  Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  Based on its analysis, the Company reduced the leased store’s carrying value to zero, resulting in an impairment charge of $2,175.

During 2010, one leased store was also determined to be impaired using the same methodology and Level 3 inputs as described above. Based on its analysis, the Company reduced the leased store’s carrying value to zero, resulting in an impairment charge of $2,263.  Additionally, during 2010, the Company closed one owned store and recorded an impairment charge of $409 for the amount that the store’s carrying value exceeded its fair value of $270.  Fair value was determined based upon market comparables, which as discussed above are considered Level 2 inputs.  This closed store was sold in 2011.  See Note 9 for further information on the impairment of these long-lived assets.

4.     Inventories

Inventories were comprised of the following at:

	July 29, 2011	July 30, 2010
Retail	$108,829	$113,674
Restaurant	19,200	17,586
Supplies	13,518	12,819
Total	$141,547	$144,079

Index

5.  Debt

Long-term debt consisted of the following at:

	July 29, 2011	July 30, 2010
2011 Revolving credit facility expiring on July 8, 2016	$318,750	$--
Term loan payable on or before July 8, 2016	231,250	--
Term loans payable on or before April 27, 2013	--	347,559
Term loans payable on or before April 27, 2016	--	232,585
Note payable	246	346
	550,246	580,490
Current maturities	(103)	(6,746)
Long-term debt	$550,143	$573,744

The aggregate maturities of long-term debt subsequent to July 29, 2011 are as follows:

Year
2012	$103
2013	18,857
2014	25,036
2015	25,000
2016	481,250
Total	$550,246

Credit Facility

On July 9, 2011, the Company entered into a five-year $750,000 credit facility (the “2011 Credit Facility”) consisting of a $250,000 term loan (aggregate outstanding at July 29, 2011 was $231,250) and a $500,000 revolving credit facility (“the 2011 Revolving Credit Facility).  The 2011 Credit Facility replaced terms loans totaling $575,000 and a $165,000 revolving credit facility (“Prior Credit Facility”).  Loan acquisition costs associated with the 2011 Credit Facility were capitalized in the amount of $5,125 and will be amortized over the five-year term of the 2011 Credit Facility.  Loan acquisition costs of $3,860 associated with the Prior Credit Facility were written off in 2011 and are recorded in interest expense in the Consolidated Statement of Income.

At July 29, 2011, the Company had $318,750 outstanding borrowings under the 2011 Revolving Credit Facility.   At July 30, 2010, the Company did not have any outstanding borrowings under the then existing revolving credit facility.  At July 29, 2011, the Company had $29,981 of standby letters of credit, which reduce the Company’s availability under the 2011 Revolving Credit Facility (see Note 16).  At July 29, 2011, the Company had $151,269 in borrowing availability under the 2011 Revolving Credit Facility.

In accordance with the 2011 Credit Facility and the Prior Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  As of July 29, 2011 and July 30, 2010, the Company’s outstanding borrowings were swapped at weighted average interest rates of 7.57% and 7.47%, respectively (see Notes 2 and 6 for information on the Company’s interest rate swaps).  As of July 30, 2010, the weighted average interest rate on the remaining $5,144 of the Company’s term loans was 2.23%.

Similar to the Prior Credit Facility, the 2011 Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At July 29, 2011 and July 30, 2010, the Company was in compliance with all debt covenants.

The 2011 Credit Facility also imposes restrictions on the amount of dividends the Company is able to pay.  If there is no default then existing and the total of our availability under the 2011 Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000, the Company may both: (1) pay cash dividends on its common stock if the aggregate amount of dividends paid in any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the 2011 Credit Facility) during the immediately preceding fiscal year; and (2) in any event, increase its regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 per share or 10% of the amount of the dividend paid in the prior fiscal quarter.

Index

Note Payable

The note payable consists of a five-year note with a vendor with an original principal amount of $507 and represents the financing of prepaid maintenance for telecommunications equipment.  The note payable is payable in monthly installments of principal and interest of $9 through October 16, 2013 and bears interest at 2.88%.

6.  Derivative Instruments and Hedging Activities

The estimated fair values of the Company’s derivative instrument were as follows:

	Balance Sheet Location	July 29, 2011	July 30, 2010
Interest rate swap (See Note 3)	Interest rate swap liability	$51,604	$66,281

The estimated fair value of the Company’s interest rate swap liability incorporates the Company’s non-performance risk.  The adjustment related to the Company’s non-performance risk at July 29, 2011 and July 30, 2010 resulted in reductions of $1,546 and $3,915, respectively, in the fair value of the interest rate swap liability.  The offset to the interest rate swap liability is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of July 29, 2011, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $28,275.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instrument on AOCL at:

	Amount of Income (Loss) Recognized in AOCL on Derivative (Effective Portion)
	2011	2010	2009
Cash flow hedges:
Interest rate swaps	$14,677	$(5,049)	$(21,614)

The following table summarizes the pre-tax effects of the Company’s derivative instrument on income at:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		2011	2010	2009
Cash flow hedges:
Interest rate swaps	Interest expense	$30,355	$30,722	$19,469

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in 2011, 2010 and 2009.

7.     Share Repurchases

In 2011 and 2010, the Company was authorized to repurchase shares to offset share dilution that results from the issuance of shares under its equity compensation plans.  In 2011, the Company repurchased 676,600 shares of its common stock in the open market at an aggregate cost of $33,563.  In 2010, the Company repurchased 1,352,000 shares of its common stock in the open market at an aggregate cost of $62,487. In 2012, the Company has been authorized to repurchase shares up to a maximum aggregate cost of $65,000.

8.     Segment Information

Cracker Barrel stores represent a single, integrated operation with two related and substantially integrated product lines.  The operating expenses of the restaurant and retail product lines of a Cracker Barrel store are shared and are indistinguishable in many respects.  Accordingly, the Company manages its business on the basis of one reportable operating segment.  All of the Company’s operations are located within the United States.

Index

Total revenue was comprised of the following at:
	2011	2010	2009
Restaurant	$1,934,049	$1,911,664	$1,875,688
Retail	500,386	492,851	491,597
Total revenue	$2,434,435	$2,404,515	$2,367,285

9.     Impairment and Store Dispositions, Net

Impairment and store dispositions, net consisted of the following at:
	2011	2010	2009
Impairment	$3,219	$2,672	$2,088
Gains on disposition of stores	(4,109)	--	--
Store closing costs	265	128	--
Total	$(625)	$2,800	$2,088

During 2011, as part of the Company’s cost reduction and organization streamlining initiative (see Note 13), the Company recorded an impairment charge of $1,044 for office space that is expected to be sold within one year.  Additionally, during 2011, the Company determined that one leased store was impaired, resulting in an impairment charge of $2,175.  During 2010, the Company also determined that one leased store was impaired, resulting in an impairment charge of $2,263.  Each of these leased stores was impaired because of declining operating performance and resulting negative cash flow projections. Additionally, during 2010, the Company closed one store, which resulted in an impairment charge of $409.  The decision to close this store was because of its age, expected future capital expenditure requirements and declining operating performance.  The Company also incurred store closing costs of $84 and $128, respectively, in 2011 and 2010 related to this closed store.  The store closing costs included employee termination benefits and other costs.  See Note 3 for information related to the determination of the fair value for these stores and office space.

During 2009, one owned store was determined to be impaired, resulting in charges of $933.  This store was impaired because of lower cash flow projections.  Additionally, during 2009, the Company recorded a total impairment of $1,155 on office space, property adjacent to the office space and the Company’s management trainee housing facility.  The decision to impair these properties resulted from changes in the Company’s planned use of these properties.

During 2011, the Company’s gain on disposition of stores included gains resulting from the sale of two closed stores and a condemnation award resulting from an eminent domain proceeding.  The Company received net proceeds of $1,054 from the sale of the two closed stores, which resulted in a gain of $485.  The condemnation award consisted of net proceeds of $6,576, which resulted in a gain of $3,624.  In 2011, the Company closed the store on which the condemnation award was received and incurred store closing costs of $181, which included employee termination benefits and other costs.

10.   Leases

As of July 29, 2011, the Company operated 199 stores in leased facilities and also leased certain land and advertising billboards.

Rent expense under operating leases, excluding leases for advertising billboards and including the sale-leaseback transactions discussed below, for each of the three years was:

Year	Minimum	Contingent	Total
2011	$39,391	$179	$39,570
2010	39,793	519	40,312
2009	33,929	535	34,464

Index

The following is a schedule by year of the future minimum rental payments required under operating leases, excluding leases for advertising billboards and including the sale-leaseback transactions discussed below, as of July 29, 2011:

Year
2012	$37,312
2013	37,692
2014	38,126
2015	38,144
2016	38,286
Later years	563,369
Total	$752,929

Rent expense under operating leases for billboards was $26,487, $25,558 and $25,950 for 2011, 2010 and 2009, respectively.  The following is a schedule by year of the future minimum rental payments required under operating leases for advertising billboards as of July 29, 2011:

Year
2012	$18,372
2013	9,314
2014	3,310
Total	$30,996

Sale-Leaseback Transactions

In the fourth quarter of 2009, the Company completed sale-leaseback transactions involving 15 of its owned stores and its retail distribution center.  Under the transactions, the land, buildings and improvements at the locations were sold and leased back for terms of 20 and 15 years, respectively.  Equipment was not included.  The leases include specified renewal options for up to 20 additional years.

The Company leases 65 of its stores pursuant to a sale-leaseback transaction which closed in 2000.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased stores.  At July 29, 2011 and July 30, 2010, the Company was in compliance with all those covenants.

11.   Share-Based Compensation and Shareholder Rights Plan

Stock Compensation Plan

The Company’s employee compensation plans are administered by the Compensation Committee of the Company’s Board of Directors (the “Committee”).  The Committee is authorized to determine, at time periods within its discretion and subject to the direction of the Board of Directors, which employees will be granted options and other awards, the number of shares covered by any awards granted, and within applicable limits, the terms and provisions relating to the exercise of any awards.

2010 Omnibus Plan

On December 1, 2010, the Company’s shareholders approved the 2010 Omnibus Incentive Compensation Plan (the “2010 Omnibus Plan”) which became effective on that date.  The 2010 Omnibus Plan authorizes the following types of awards to all eligible participants: stock options, stock appreciation rights, nonvested stock, restricted stock units, other share-based awards and performance awards.  After the effective date of the 2010 Omnibus Plan, no awards may be granted under any prior equity compensation plans (“Prior Plans”) discussed below.  The 2010 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,500,000 shares of the Company’s common stock.  However, this share reserve is increased by shares awarded under this and Prior Plans which are forfeited, expired, settled for cash (in whole or in part) and shares withheld by the Company in payment of a tax withholding obligation.  Additionally, this share reserve is decreased by shares granted from Prior Plans after July 30, 2010 until December 1, 2010.  At July 29, 2011, there were outstanding awards for 133,259 shares under this plan and 1,420,843 shares of the Company’s common stock reserved for future issuance under this plan.

Index

Performance-Based Stock Units

On September 23, 2010, the Company granted stock options to certain executives that were subject to defeasance in the event that the 2010 Omnibus Plan was approved by the shareholders at the Company’s Annual Shareholder meeting held on December 1, 2010.  Pursuant to the approval of the 2010 Omnibus Plan, the stock options were defeased and replaced with grants of PBSUs.  Subject to each respective executive’s continued employment, the PBSUs will vest at the end of the performance period, which consists of the Company’s 2011, 2012 and 2013 years.  The stock option awards would have vested at a cumulative rate of 33% per year beginning on the first anniversary of the grant date.  The defeasance of the stock options and the replacement grant of the PBSUs were accounted for as a modification and resulted in incremental compensation expense of $1,221.

The target number of shares that will be earned by and awarded to the seven executives in the event that there is no change in total shareholder return is 62,300.  The maximum number of shares that may be awarded to the executives is 150% of the target number of shares, or 93,450 shares.  At July 29, 2011, based upon the change in total shareholder return of 101.75%, 15,847 shares have been earned.  As of July 29, 2011, there was $2,486 of total unrecognized compensation expense related to the PBSUs that is expected to be recognized over a weighted-average period of 2.01 years.

Long-Term Performance Plans

The Company’s long-term performance plans were established by the Committee for the purpose of rewarding certain officers with shares of the Company’s common stock if the Company achieved certain performance targets. The FY2010 Long-Term Performance Plan (“2010 LTPP”) stock award was calculated during 2010 based on achievement of qualified financial performance measures and vests on August 3, 2012.  Additionally, cash dividends on the 2010 LTPP nonvested stock earned will accrue from July 31, 2010 and will be payable on August 6, 2012; however, the dividends will be forfeited for any 2010 LTPP stock awards that do not vest.  The FY2011 Long-Term Performance Plan (“2011 LTPP”) stock award will be determined based on achievement of qualified financial performance measures during 2011 and 2012 and vests on August 3, 2012.   At July 29, 2011, based upon performance during 2011, 91,700 shares have been earned under the 2011 LTPP.

Prior Plans

Stock options granted under the Cracker Barrel Old Country Store, Inc. 1989 Stock Option Plan for Non-employee Directors (“Directors Plan”) expire one year from the retirement of the director from the Board of Directors.  At July 29, 2011, there were outstanding awards for 49,734 shares under the Directors Plan.  Stock options granted under the 2000 Non-Executive Stock Option Plan (“Employee Plan”), the Amended and Restated Stock Option Plan (the “A&R Plan”) and the 2002 Omnibus Incentive Compensation Plan (“2002 Omnibus Plan”) expire ten years from the date of grant.  At July 29, 2011, there were outstanding awards for 109,373, 543,794, and 690,916 shares, respectively, under the Employee Plan, the A&R Plan and the 2002 Omnibus Plan.

Other Share-Based Awards

In 2009, the Company awarded options for the purchase of 25,000 shares of the Company’s common stock and a nonvested grant of 25,000 shares of the Company’s common stock to an executive.  The stock options and 16,666 of the shares subject to the nonvested stock grant vest over three years and 8,334 of the shares subject to the nonvested stock grant vest over a two-year period.  At July 29, 2011, 8,334 shares of the nonvested grant had fully vested and were no longer subject to restriction, and options to purchase 16,667 of the 25,000 shares subject to options had vested and become exercisable; however, none of the 16,667 shares subject to the vested portion of the options had yet been exercised.  The stock options and nonvested stock grants were made as “inducement grants” outside of the Company’s plans under NASDAQ rules that allow such awards without shareholder approval.

Index

Stock Options

A summary of the Company’s stock option activity as of July 29, 2011, and changes during 2011 is presented in the following table:

(Shares in thousands)
Fixed Options	Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 30, 2010	1,805	$33.68
Granted	159	50.02
Exercised	(656)	35.29
Forfeited	--	--
Canceled	(184)	46.23
Outstanding at July 29, 2011	1,124	$33.01	5.43	$13,604
Exercisable	860	$34.07	4.71	$9,487

The weighted-average grant-date fair values of options granted during 2011, 2010 and 2009 were $16.81, $12.03 and $9.33, respectively.  The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic values of options exercised during 2011, 2010 and 2009 were $11,713, $21,602 and $3,725, respectively.  As of July 29, 2011, there was $1,292 of total unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.00 year.

Nonvested Stock

A summary of the Company’s nonvested stock activity as of July 29, 2011, and changes during 2011 is presented in the following table:

(Shares in thousands)
Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 30, 2010	491	$34.89
Granted	35	49.78
Vested	(182)	24.12
Forfeited	(7)	45.55
Unvested at July 29, 2011	337	$42.03

The total fair value of nonvested stock that vested during 2011, 2010 and 2009 was $4,393, $2,667 and $3,829, respectively.  As of July 29, 2011, there was $2,747 of total unrecognized compensation expense related to nonvested stock that is expected to be recognized over a weighted-average period of 1.55 years.

Compensation Expense

Compensation expense for share-based payment arrangements was $2,155, $3,194 and $3,680, respectively, for stock options in 2011, 2010 and 2009.  Compensation expense for nonvested was $6,652, $9,999 and $3,266, respectively, in 2011, 2010 and 2009.  Compensation expense for PBSUs was $989 in 2011.  The total income tax benefit recognized in the Consolidated Statements of Income for 2011, 2010 and 2009 for share-based compensation arrangements was $2,576, $3,470 and $937, respectively.

During 2011, cash received from the exercise of share-based compensation awards and the corresponding issuance of 784,793 shares was $20,540.  The excess tax benefit realized upon exercise of share-based compensation awards was $4,108.

Index

Shareholder Rights Plan

On September 22, 2011, the Company’s Board of Directors adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of September 22, 2011 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.01 per share. The dividend is payable on October 3, 2011 to the shareholders of record as of the close of business on October 3, 2011.

The Rights initially trade with, and are inseparable from, the Company’s common stock. The Rights are evidenced only by the balances indicated in the book-entry account system of the transfer agent for the Company’s common stock or, in the case of certificated shares, the certificates that represent such shares of common stock. New Rights will accompany any new shares of common stock the Company issues after October 3, 2011 until the earlier of the Distribution Date, redemption of the Rights by the Board of Directors or the final expiration date of the Rights Agreement, each as described below.

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Preferred Share”) for $200.00, once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

Based on the terms of the Rights Agreement, the Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 10% or more of the Company’s outstanding common stock (the “Distribution Date”).

The Rights would also not interfere with all-cash, fully financed tender offers for all shares of common stock that remain open for a minimum of 60 business days, are subject to a minimum condition of a majority of the outstanding shares and provide for a 20 business day “subsequent offering period” after consummation (such offers are referred to as “qualifying offers”).  In the event the Company receives a qualifying offer and the Board of Directors has not redeemed the Rights prior to the consummation of such offer, the consummation of the qualifying offer shall not cause the offeror or its affiliates or associates to become an Acquiring Person, and the Rights will immediately expire upon consummation of the qualifying offer.

The Board of Directors may redeem the Rights for $0.01 per Right at any time before any person or group becomes an Acquiring Person.  If the Board of Directors redeems any Rights, it must redeem all of the Rights.  Once the Rights are redeemed, the only right of the holders of Rights will be to receive the redemption price of $0.01 per Right.  The redemption price will be adjusted if the Company has a stock split or stock dividends of its common stock.

Until the Distribution Date, the balances in the book-entry accounting system of the transfer agent for the Company’s common stock or, in the case of certificated shares, common stock certificates, will evidence the Rights, and any transfer of shares of common stock will constitute a transfer of Rights. After the Distribution Date, the Rights will separate from the common stock and will be evidenced solely by Rights certificates that the Company will mail to all eligible holders of common stock. Any Rights held by an Acquiring Person or any associate or affiliate thereof will be void and may not be exercised.

Index

After the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $200.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the Company's common stock (or, in certain circumstances, Preferred Shares) having a market value equal to twice the Right's then-current exercise price. In addition, if, the Company is later acquired in a merger or similar transaction after the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $200.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the acquiring corporation having a market value equal to twice the Right's then-current exercise price.

Each one one-hundredth of a Preferred Share, if issued:
•	will not be redeemable.
•	will entitle holders to quarterly dividend payments of $0.01 per share, or an amount equal to the dividend paid on one share of common stock, whichever is greater.
•	will entitle holders upon liquidation either to receive $1 per share or an amount equal to the payment made on one share of common stock, whichever is greater.
•	will have the same voting power as one share of common stock.
•
if shares of the Company’s common stock are exchanged via merger, consolidation, or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of common stock.

The value of one one-hundredth of a Preferred Share will generally approximate the value of one share of common stock.

The Rights will expire on September 22, 2014, but would expire immediately following the 2011 annual shareholders’ meeting if the rights plan is not approved by shareholders.

After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the Company’s outstanding common stock, the Board of Directors may extinguish the Rights by exchanging one share of common stock or an equivalent security for each Right, other than Rights held by the Acquiring Person.

The Board of Directors may adjust the purchase price of the Preferred Shares, the number of Preferred Shares issuable and the number of outstanding Rights to prevent dilution that may occur from a stock dividend, a stock split, a reclassification of the Preferred Shares or common stock.

The terms of the Rights Agreement may be amended by the Board of Directors without the consent of the holders of the Rights.  After a person or group becomes an Acquiring Person, the Board of Directors may not amend the agreement in a way that adversely affects holders of the Rights.

12.   Employee Savings Plans

The Company sponsors a qualified defined contribution retirement plan (“Plan I”) covering salaried and hourly employees who have completed ninety days of service and have attained the age of twenty-one.  Plan I allows eligible employees to defer receipt of up to 16% of their compensation, as defined in the plan.  The Company also sponsors a non-qualified defined contribution retirement plan (“Plan II”) covering highly compensated employees, as defined in the plan.  Plan II allows eligible employees to defer receipt of up to 50% of their base compensation and 100% of their eligible bonuses, as defined in the plan.  Contributions under both Plan I and Plan II may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company matching contribution described below, may not be invested in the Company’s common stock.  In 2011, 2010 and 2009, the Company matched 25% of employee contributions for each participant in either Plan I or Plan II up to a total of 6% of the employee’s compensation.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the participant’s first anniversary of employment and are vested 100% on the participant’s fifth anniversary of employment.  In 2011, 2010 and 2009, the Company contributed approximately $1,986, $2,023 and $2,052, respectively, under Plan I and approximately $388, $316 and $285, respectively, under Plan II.  At the inception of Plan II, the Company established a Rabbi Trust to fund Plan II obligations.  The market value of the trust assets for Plan II of $29,665 is included in other assets and the liability to Plan II participants of $29,665 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under Plan I and Plan II are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

Index

13.   Restructuring

In July 2011, as part of its cost reduction and organization streamlining initiative, the Company eliminated approximately 60 management and staff positions.  Most of the employees affected worked in the Company’s headquarters in Lebanon, Tennessee, and the restructuring did not affect any store positions.  As a result, in the fourth quarter of 2011, the Company incurred severance charges of $1,768, which are recorded in general and administrative expenses.  The total amount of the severance charges that were paid as of July 29, 2011, was $189; the remaining accrual amount of $1,579 is recorded in accrued employee compensation in the Consolidated Balance Sheet as of July 29, 2011.

14.   Income Taxes

Significant components of the Company’s net deferred tax liability consisted of the following at:
	July 29, 2011	July 30, 2010
Deferred tax assets:
Financial accruals without economic performance	$56,954	$60,687
Other	15,068	9,821
Deferred tax assets	$72,022	$70,508

Deferred tax liabilities
Excess tax depreciation over book	$90,361	$79,503
Other	28,033	25,719
Deferred tax liabilities	118,394	105,222
Net deferred tax liability	$46,372	$34,714

The Company provided no valuation allowance against deferred tax assets recorded as of July 29, 2011 and July 30, 2010, as the “more-likely-than-not” valuation method determined all deferred assets to be fully realizable in future taxable periods.

The components of the provision for income taxes from continuing operations for each of the three years were as follows:

	2011	2010	2009
Current:
Federal	$17,231	$29,114	$20,307
State	5,577	(88)	3,320
Deferred:
Federal	9,019	336	(1,157)
State	(1,344)	1,089	1,635
Total income tax provision	$30,483	$30,451	$24,105

A reconciliation of the provision for income taxes from continuing operations and the amount computed by multiplying the income before the provision for income taxes by the U.S. federal statutory rate of 35% was as follows:

	2011	2010	2009
Provision computed at federal statutory income tax rate	$40,492	$40,498	$31,521
State and local income taxes, net of federal benefit	3,050	495	1,697
Employer tax credits for FICA taxes paid on employee tip income	(8,351)	(8,062)	(6,383)
Other employer tax credits	(5,098)	(3,769)	(3,740)
Other-net	390	1,289	1,010
Total income tax provision	$30,483	$30,451	$24,105

As of July 29, 2011 and July 30, 2010, the Company’s liability for uncertain tax positions was $19,547 ($13,223, net of related federal tax benefits of $6,324) and $17,467 ($11,791, net of related federal tax benefits of $5,676), respectively.  At July 29, 2011, July 30, 2010 and July 31, 2009, the amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $13,223, $11,791 and $17,364, respectively.

Index

Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	July 29, 2011	July 30, 2010	July 31, 2009
Balance at beginning of year	$12,965	$21,956	$22,879
Tax positions related to the current year:
Additions	2,616	2,195	3,168
Reductions	--	--	--
Tax positions related to prior years:
Additions	987	44	90
Reductions	(24)	(4,458)	(2,146)
Settlements	--	(4,980)	(127)
Expiration of statute of limitations	(2,377)	(1,792)	(1,908)
Balance at end of year	$14,167	$12,965	$21,956

At July 29, 2011, July 30, 2010 and July 31, 2009, the Company recognized approximately $651, $271 and $302, respectively, in interest and penalties related to uncertain tax positions in its provision for income taxes.  At July 29, 2011, and July 30, 2010, the Company’s liability for uncertain tax positions included $4,014 and $3,363, respectively, net of tax for potential interest and penalties.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at July 29, 2011 by approximately $3,000 to $5,000 within the next twelve months.  At July 29, 2011, the Company was subject to income tax examinations for its U.S. federal income taxes after 2007 and for state and local income taxes generally after 2007.

15.   Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2011	2010	2009
Income from continuing operations per share numerator	$85,208	$85,258	$65,957

Loss from discontinued operations, net of tax, per share numerator	$--	$--	$(31)

Net income per share numerator	$85,208	$85,258	$65,926

Income from continuing operations, loss from discontinued operations, net of tax, and net income per share denominator:
Basic weighted average shares outstanding	22,998,200	23,007,856	22,458,971
Add potential dilution:
Stock options and nonvested stock and stock awards	636,475	571,896	328,662
Diluted weighted average shares outstanding	23,634,675	23,579,752	22,787,633

16.   Commitments and Contingencies

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

The Company maintains insurance coverage for various aspects of its business and operations.  The Company has elected, however, to retain all or a portion of losses that occur through the use of various deductibles, limits and retentions under its insurance programs.  This situation may subject the Company to some future liability for which it is only partially insured, or completely uninsured.  The Company intends to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of its contracts.  See Note 2 for a further discussion of insurance and insurance reserves.

Index

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of July 29, 2011, the Company had $29,981 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2011 Revolving Credit facility (see Note 5).

The Company currently expects to receive proceeds from a lawsuit settlement occurring during the first quarter of 2012. The Company believes this settlement represents a gain contingency at July 29, 2011 and therefore believes the application of a gain contingency model is the appropriate model to use for the entire amount of expected proceeds. Therefore, at the time the payment is assured, the Company will record such gain contingency which is also currently expected to occur in the first quarter of 2012.

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At July 29, 2011, the lease has a remaining life of approximately 2.2 years with annual lease payments of approximately $361 for a total guarantee of $781.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the Consolidated Balance Sheets for amounts to be paid in case of non-performance by the assignee.

Upon the sale of Logan’s, the Company reaffirmed its guarantee of the lease payments for two Logan’s restaurants.  At July 29, 2011, the operating leases had remaining lives of 0.4 and 8.7 years with annual payments of approximately $94 and $108, respectively, for a total guarantee of $1,021.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the Consolidated Balance Sheets for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s, the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  At July 29, 2011, the Company believes that the probability of being required to make any indemnification payments to Logan’s is remote, and therefore, no provision has been recorded in the Consolidated Balance Sheet.  At July 30, 2010, the Company recorded a liability of $20 in the Consolidated Balance Sheet for these potential tax indemnifications.

17.    Quarterly Financial Data (Unaudited)

Quarterly financial data for 2011 and 2010 are summarized as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Total revenue	$598,691	$640,277	$582,525	$612,942
Gross profit	418,938	420,887	402,751	419,388
Income before income taxes	33,702	40,642	19,586	21,761
Income from continuing operations	23,734	28,777	15,154	17,543
Net income	23,734	28,777	15,154	17,543
Income from continuing operations per share - basic	$1.04	$1.24	$0.66	$0.77
Net income per share – basic	$1.04	$1.24	$0.66	$0.77
Income from continuing operations per share – diluted	$1.01	$1.20	$0.64	$0.75
Net income per share – diluted	$1.01	$1.20	$0.64	$0.75
2010
Total revenue	$581,183	$632,616	$578,233	$612,483
Gross profit	403,712	420,718	405,192	429,075
Income before income taxes	26,215	36,092	19,645	33,757
Income from continuing operations	18,024	25,393	14,428	27,413
Net income	18,024	25,393	14,428	27,413
Income from continuing operations per share - basic	$0.79	$1.11	$0.62	$1.18
Net income per share – basic	$0.79	$1.11	$0.62	$1.18
Income from continuing operations per share – diluted	$0.78	$1.09	$0.61	$1.14
Net income per share – diluted	$0.78	$1.09	$0.61	$1.14

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of July 29, 2011, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended July 29, 2011 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  We have concluded that our internal control over financial reporting was effective as of July 29, 2011, based on these criteria.

In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

/s/ Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

/s/Lawrence E. Hyatt
Lawrence E. Hyatt
Senior Vice President and Chief Financial Officer

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and subsidiaries (the ”Company”) as of July 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 29, 2011, and our report dated September 27, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 27, 2011

ITEM 9B.  OTHER INFORMATION

None.

Index

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2011 Proxy Statement: “Board of Directors and Committees,” "Proposal 1: Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and the question “Has the Board adopted a code of ethics for senior financial officers?” set forth in “Certain Relationships and Related Transactions.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2011 Proxy Statement:  “Executive Compensation” and the question “How were directors compensated in 2011?” set forth in “Board of Directors and Committees.”   The “Compensation Committee Report” set forth in “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled "Stock Ownership of Certain Beneficial Owners and Management" and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2011 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Who are our independent directors?” in the 2011 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report - What is the Audit Committee’s pre-approval policy and procedure with respect to audit and non-audit services provided by our auditors?” in the 2011 Proxy Statement.  No other portion of the section of the 2011 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

Index

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of documents filed as part of this report:

1.	All schedules have been omitted since they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

2.	The exhibits listed in the accompanying Index to Exhibits immediately following the signature page to this Annual Report on Form 10-K.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of September, 2011.

CRACKER BARREL OLD COUNTRY STORE, INC.

By:	/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 27th day of September, 2011.

Name	Title

/s/Sandra B. Cochran
Sandra B. Cochran	President, Chief Executive Officer and Director

/s/Lawrence E. Hyatt
Lawrence E. Hyatt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/P. Douglas Couvillion
P. Douglas Couvillion	Vice President, Corporate Controller and Principal Accounting Officer

/s/Michael A. Woodhouse
Michael A. Woodhouse	Executive Chairman and Director

/s/James W. Bradford
James W. Bradford	Director

/s/Robert V. Dale
Robert V. Dale	Director

/s/Richard J. Dobkin
Richard J. Dobkin	Director

Robert C. Hilton	Director

/s/Charles E. Jones, Jr.
Charles E. Jones, Jr.	Director

/s/B.F. Lowery
B.F. Lowery	Director

/s/William W. McCarten
William W. McCarten	Director

/s/Martha M. Mitchell
Martha M. Mitchell	Director

/s/Coleman H. Peterson
Coleman H. Peterson	Director

/s/Andrea M. Weiss
Andrea M. Weiss	Director

/s/Jimmie D. White
Jimmie D. White	Director

Index

INDEX TO EXHIBITS

Exhibit

3(I), 4(a)	Charter of Cracker Barrel Old Country Store, Inc. (1)

3(II), 4(b)	Articles of Amendment to Charter of Cracker Barrel Old Country Store, Inc (2)

3(III), 4(c)	Bylaws of Cracker Barrel Old Country Store, Inc. (as amended to date) (3)

4(d), 10(a)
Credit Agreement dated as of July 8, 2011, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Wells Fargo Bank, National Association as Administrative Agent and Collateral Agent (4)

4(e)	Rights Agreement, dated as of September 22, 2011, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (5)

10(b)	CBRL Group, Inc. 2000 Non-Executive Stock Option Plan† (6)

10(c)	The Company's 1989 Non-Employee Director's Stock Option Plan, as amended† (7)

10(d)	CBRL Group, Inc. Form of Restricted Stock Award Notice† (8)

10(e)	Form of Stock Option Award under the CBRL Group, Inc. 2002 Omnibus Incentive Compensation Plan† (9)

10(f)	Change-in-Control Agreement with N.B. Forrest Shoaf, dated May 12, 2005† (10)

10(g)	Change-in-Control Agreement for Edward A. Greene dated June 22, 2006† (11)

10(h)	Master Lease, dated July 21, 2000 between Country Stores Property I, LLC as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 21 Cracker Barrel Old Country Store® sites (12)

10(i)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC as Lessor, and Cracker Barrel Old Country Store, Inc. as Lessee, for lease of 9 Cracker Barrel Old Country Store® sites*

10(j)	Master Lease dated July 31, 2000 between Country Stores Property II, LLC as Lessor, and Cracker Barrel Old Country Store, Inc. as Lessee, for lease of 23 Cracker Barrel Old Country Store® sites*

10(l)	Master Lease dated July 31, 2000 between Country Stores Property III, LLC as Lessor, and Cracker Barrel Old Country Store, Inc. as Lessee, for lease of 12 Cracker Barrel Old Country Store® sites*

10(l)	Change-in-Control Agreement with Douglas E. Barber, dated April 23, 2008† (13)

10(m)	Cracker Barrel Old Country Store, Inc. Amended and Restated Stock Option Plan (as amended to date) † (14)

10(n)	Cracker Barrel Old Country Store, Inc. Corporate Policy Severance Benefits Policy (as amended to date) † (15)

10(o)	Change-in-Control Agreement with Sandra B. Cochran, dated March 11, 2009, as amended September 12, 2011† (filed herewith)

10(p)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2010 Annual Bonus Plan† (16)

10(q)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2010 Long-Term Performance Plan† (17)

Index

10(r)	Cracker Barrel Old Country Store, Inc. 2002 Omnibus Incentive Compensation Plan (as amended to date) † (18)

10(s)	Change-in-Control Agreement with Christopher A. Ciavarra, dated February 1, 2010**†

10(t)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2011 Annual Bonus Plan (19)

10(u)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2011 Long-Term Performance Plan† (20)

10(v)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (21)

10(w)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (22)

10(x)	Form of Change-in-Control Agreement with Lawrence E. Hyatt, effective January 3, 2011† (23)

10(y)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2012 Annual Bonus Plan† (24)

10(z)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2012 Long-Term Performance Plan† (25)

10(aa)	The Company's Non-Qualified Savings Plan† (as amended to date) (filed herewith)

10(bb)	The Company's Deferred Compensation Plan† (filed herewith)

10(cc)	Amendment to Deferred Compensation Plan†(filed herewith)

10(dd)	Executive Employment Agreement with Sandra B. Cochran, dated as of September 12, 2011† (26)

10(ee)	Executive Employment Agreement with Michael A. Woodhouse, dated as of September 12, 2011† (27)

10(ff)	Consulting Agreement with Terry Maxwell, dated as of September 12, 2011† (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

Index

(1)
Incorporated by reference to Exhibit 3(i), 4.1 to the Company’s Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 (“Exchange Act”) for the quarterly period ended October 31, 2008.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed under the Exchange Act on September 23, 2011.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 16, 2009.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 11, 2011

(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed under the Exchange Act on September 23, 2011

(6)	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 2002.

(7)	Incorporated by reference to the Cracker Barrel Old Country Store, Inc. Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 1991 (File No. 0-7536).

(8)	Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 29, 2005.

(9)	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 29, 2005.

(10)	Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 29, 2005.

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 28, 2006.

(12)	Incorporated by reference to Exhibit 10.R to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 28, 2000.

(13)	Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 1, 2008.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended January 30, 2009.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended May 1, 2009.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 16, 2009.

(17)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended October 30, 2009.

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended January 29, 2010.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2010.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended October 29, 2010.

Index

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010.

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010.

(23)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 17, 2010.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 2, 2011.

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 2, 2011.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 15, 2011.

(27)	Incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K filed under the Exchange Act on September 15, 2011.

*Document not filed because essentially identical in terms and conditions to Exhibit 10(h).
**Document not filed because essentially identical in terms and conditions to Exhibit 10(f).
†Denotes management contract or compensatory plan, contract or arrangement.