Form 10-Q
period 2011-10-28
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2011-11-22
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 28, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number: 001-25225
____________________________________

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1749513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 Hartmann Drive, P.O. Box 787 Lebanon, Tennessee	37088-0787
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (615) 444-5533

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

22,949,548 Shares of Common Stock
Outstanding as of November 16, 2011

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended October 28, 2011

INDEX

PART I. FINANCIAL INFORMATION			Page

Item 1
•	Condensed Consolidated Financial Statements (Unaudited)

	a)	Condensed Consolidated Balance Sheets as of October 28, 2011 and July 29, 2011	3

	b)	Condensed Consolidated Statements of Income for the Quarters Ended October 28, 2011 and October 29, 2010	4

	c)	Condensed Consolidated Statements of Cash Flows for the Quarters Ended October 28, 2011 and October 29, 2010	5

	d)	Notes to Condensed Consolidated Financial Statements	6

Item 2
•	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3
•	Quantitative and Qualitative Disclosures About Market Risk		26

Item 4
•	Controls and Procedures		26

PART II. OTHER INFORMATION

Item 1A
•	Risk Factors		27

Item 6
•	Exhibits		27

SIGNATURES			28

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	October 28, 2011	July 29, 2011*
Current Assets:
Cash and cash equivalents	$49,771	$52,274
Property held for sale	950	950
Accounts receivable	16,187	12,279
Income taxes receivable	--	7,898
Inventories	160,668	141,547
Prepaid expenses and other current assets	12,704	9,000
Deferred income taxes	21,541	21,967
Total current assets	261,821	245,915

Property and equipment	1,690,936	1,673,873
Less: Accumulated depreciation and amortization of capital leases	678,942	664,709
Property and equipment – net	1,011,994	1,009,164

Other assets	54,113	55,805
Total assets	$1,327,928	$1,310,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$101,467	$99,679
Current maturities of long-term debt and other long-term obligations	4,812	123
Income taxes payable	1,241	--
Accrued interest expense	10,177	7,857
Other current liabilities	157,910	159,444
Total current liabilities	275,607	267,103

Long-term debt	545,429	550,143
Interest rate swap liability	47,342	51,604
Other long-term obligations	98,351	105,661
Deferred income taxes	67,738	68,339

Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 22,917,135 shares issued and outstanding at October 28, 2011, and 22,840,974 shares issued and outstanding at July 29, 2011	229	228
Additional paid-in capital	10,533	7,081
Accumulated other comprehensive loss	(34,082)	(38,032)
Retained earnings	316,781	298,757
Total shareholders’ equity	293,461	268,034

Total liabilities and shareholders’ equity	$1,327,928	$1,310,884
See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 29, 2011, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2011.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	October 28, 2011	October 29, 2010

Total revenue	$598,437	$598,691

Cost of goods sold	186,307	179,753
Gross profit	412,130	418,938

Labor and related expenses	220,968	224,604
Other store operating expenses	109,044	111,959
Store operating income	82,118	82,375

General and administrative expenses	37,494	36,876
Impairment and store dispositions, net	--	83
Operating income	44,624	45,416

Interest expense	11,135	11,714
Income before income taxes	33,489	33,702

Provision for income taxes	9,687	9,968

Net income	$23,802	$23,734

Net income per share:
Basic	$1.04	$1.04
Diluted	$1.03	$1.01

Weighted average shares:
Basic	22,870,934	22,832,393
Diluted	23,145,783	23,593,882

Dividends declared per share	$0.25	$0.22

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	October 28, 2011	October 29, 2010
Cash flows from operating activities:
Net income	$23,802	$23,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,453	15,027
Loss on disposition of property and equipment	502	792
Share-based compensation	2,547	2,462
Excess tax benefit from share-based compensation	(83)	(838)
Changes in assets and liabilities:
Inventories	(19,121)	(21,711)
Other current assets	286	(1,843)
Accounts payable	1,788	(14,591)
Other current liabilities	1,350	(15,588)
Other long-term assets and liabilities	(6,280)	2,619
Net cash provided by (used in) by operating activities	20,244	(9,937)

Cash flows from investing activities:
Purchase of property and equipment	(18,778)	(18,177)
Proceeds from sale of property and equipment	107	196
Proceeds from insurance recoveries of property and equipment	66	24
Net cash used in investing activities	(18,605)	(17,957)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	92,600	86,200
Principal payments under long-term debt and other long-term obligations	(92,630)	(87,943)
Proceeds from exercise of share-based compensation awards	823	10,307
Excess tax benefit from share-based compensation	83	838
Dividends on common stock	(5,018)	(4,547)
Net cash (used in) provided by financing activities	(4,142)	4,855

Net decrease in cash and cash equivalents	(2,503)	(23,039)
Cash and cash equivalents, beginning of period	52,274	47,700
Cash and cash equivalents, end of period	$49,771	$24,661

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,252	$11,066
Income taxes	$297	$6,463

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swap	$4,262	$(2,166)
Change in deferred tax asset for interest rate swap	$(312)	$2,349

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages and share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

Cracker Barrel Old Country Store, Inc. and its affiliates (collectively, in the Notes, the “Company”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.

The condensed consolidated balance sheets at October 28, 2011 and July 29, 2011 and the related condensed consolidated statements of income and cash flows for the quarters ended October 28, 2011 and October 29, 2010, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 29, 2011 (the “2011 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2011 Form 10-K. References in these Notes to Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted.

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

Index

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at October 28, 2011 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of October 28, 2011

Cash equivalents*	$27,325	$--	$--	$27,325
Deferred compensation plan assets**	28,251	--	--	28,251
Total assets at fair value	$55,576	$--	$--	$55,576

Interest rate swap liability (see Note 5)	$--	$47,342	$--	$47,342
Total liabilities at fair value	$--	$47,342	$--	$47,342

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2011 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of July 29, 2011

Cash equivalents*	$29,548	$--	$--	$29,548
Deferred compensation plan assets**	29,665	--	--	29,665
Total assets at fair value	$59,213	$--	$--	$59,213

Interest rate swap liability (see Note 5)	$--	$51,604	$--	$51,604
Total liabilities at fair value	$--	$51,604	$--	$51,604

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets.

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, approximates its carrying amount at October 28, 2011 and July 29, 2011.

Index

3.	Inventories

Inventories were comprised of the following at:

	October 28, 2011	July 29, 2011
Retail	$125,295	$108,829
Restaurant	20,421	19,200
Supplies	14,952	13,518
Total	$160,668	$141,547

4.	Debt

Long-term debt consisted of the following at:

	October 28, 2011	July 29, 2011
Revolving credit facility expiring on July 8, 2016	$318,750	$318,750
Term loan payable on or before July 8, 2016	231,250	231,250
Note payable	220	246
	550,220	550,246
Current maturities	(4,791)	(103)
Long-term debt	$545,429	$550,143

The Company’s $750,000 credit facility (the “Credit Facility”) consists of a term loan and a $500,000 revolving credit facility (“the Revolving Credit Facility”).  At October 28, 2011, the Company had $318,750 outstanding borrowings under the Revolving Credit Facility.   At October 28, 2011, the Company had $28,706 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 13).  At October 28, 2011, the Company had $152,544 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  As of October 28, 2011, the Company’s outstanding borrowings were swapped at weighted average interest rates of 7.57% (see Note 5 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At October 28, 2011, the Company was in compliance with all debt covenants.

The Credit Facility also imposes restrictions on the amount of dividends the Company is able to pay.  If there is no default then existing and the total of our availability under the Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000, the Company may: (1) pay cash dividends on its common stock if the aggregate amount of dividends paid in any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) during the immediately preceding fiscal year; or (2) increase its regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 per share or 10% of the amount of the dividend paid in the prior fiscal quarter.

The note payable consists of a five-year note with a vendor with an original principal amount of $507 and represents the financing of prepaid maintenance for telecommunications equipment.  The note payable is payable in monthly installments of principal and interest of $9 through October 16, 2013 and bears interest at 2.88%.

Index

5.	Derivative Instruments and Hedging Activities

The Company has interest rate risk relative to its outstanding borrowings, which bear interest at the Company’s election either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios under the Credit Facility (see Note 4).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

On May 4, 2006, the Company entered into an interest rate swap (the “2006 swap”) in which it agreed to exchange with a counterparty, at specified intervals effective August 3, 2006, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The swapped portion of the outstanding debt or notional amount of the 2006 swap over its remaining life is as follows:

From May 3, 2011 to May 2, 2012	$550,000
From May 3, 2012 to May 3, 2013	525,000

The 2006 swap was accounted for as a cash flow hedge and expires in May 2013.  The rate on the portion of the Company’s outstanding debt covered by the 2006 swap is fixed at a rate of 5.57% plus the Company’s credit spread over the 7-year life of the 2006 swap.  The Company’s weighted average credit spread at October 28, 2011 was 2.00%.

On August 10, 2010, the Company entered into a second interest rate swap (the “2010 swap”) in which it agreed to exchange with a counterparty, effective May 3, 2013, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount of $200,000.  The 2010 swap was also accounted for as a cash flow hedge.  The rate on the portion of the Company’s outstanding debt covered by the 2010 swap will be fixed at a rate of 2.73% plus the Company’s credit spread over the 2-year life of the 2010 swap.

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

Index

The estimated fair values of the Company’s derivative instruments as of October 28, 2011 and July 29, 2011 were as follows:

		Asset		Liability
	Balance Sheet Location	October 28, 2011	July 29, 2011	October 28, 2011	July 29, 2011

Interest rate swaps* (See Note 2)	Interest rate swap liability	$104	$--	$47,446	$51,604

*The Company’s interest rate swaps are subject to a master netting agreement and are presented on a net basis in the condensed consolidated balance sheets.

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

The estimated fair value of the Company’s interest rate swap liability incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at October 28, 2011 and July 29, 2011 resulted in reductions of $1,941 and $1,546, respectively, in the fair value of the interest rate swap liability.  The offset to the interest rate swap liability is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of October 28, 2011, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $27,641.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instrument on AOCL for the quarter ended October 28, 2011 and the year ended July 29, 2011:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Quarter Ended	Year Ended
	October 28, 2011	July 29, 2011
Cash flow hedges:
Interest rate swaps	$4,262	$14,677

The following table summarizes the pre-tax effects of the Company’s derivative instrument on income for the quarters ended October 28, 2011 and October 29, 2010:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended
		October 28, 2011	October 29, 2010
Cash flow hedges:
Interest rate swaps	Interest expense	$7,445	$7,595

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in quarters ended October 28, 2011 and October 29, 2010.

Index

6.	Shareholders’ Equity

During the quarter ended October 28, 2011, the Company received proceeds of $823 from the exercise of share-based compensation awards and the corresponding issuance of 76,161 shares of its common stock and did not make any share repurchases.

The Company paid dividends of $0.22 per common share.  In addition, the Company declared a regular dividend of $0.25 per common share that was paid on November 7, 2011 and is recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The unrealized loss, net of tax, on the Company’s interest rate swaps decreased by $3,950 to $34,082 and is recorded in AOCL (see Notes 2, 5 and 7).

Total share-based compensation expense was $2,547.  The excess tax benefit realized upon exercise of share-based compensation awards was $83.

7.	Comprehensive Income

Comprehensive income for the quarters ended October 28, 2011 and October 29, 2010 consisted of the following:

	Quarter Ended
	October 28, 2011	October 29, 2010

Net income	$23,802	$23,734
Other comprehensive income:
Change in fair value of interest rate swaps, net of tax expense of $312 and a tax benefit of $2,349, respectively	3,950	183
Total comprehensive income	$27,752	$23,917

8.	Seasonality

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

Index

Total revenue for the quarters ended October 28, 2011 and October 29, 2010 was comprised of the following:

	Quarter Ended
	October 28, 2011	October 29, 2010
Revenue:
Restaurant	$481,509	$481,815
Retail	116,928	116,876
Total revenue	$598,437	$598,691

10.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the Consolidated Statements of Income. For the quarters ended October 28, 2011 and October 29, 2010, share-based compensation expense totaled $408 and $713, respectively, for stock options and $1,539 and $1,749 respectively, for nonvested stock.  For the quarter ended October 28, 2011, share-based compensation expense for performance-based stock units totaled $600.

11.	Restructuring

In July 2011, as part of its cost reduction and organization streamlining initiative, the Company incurred severance charges related to the elimination of approximately 60 management and staff positions.    The related severance accrual is recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Liability at July 29, 2011	$1,579
Payments	(782)
Adjustments	(113)
Liability at October 28, 2011	$684

12.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the reporting period. Common equivalent shares related to stock options and nonvested stock and stock awards issued by the Company are calculated using the treasury stock method.  The Company’s outstanding stock options and nonvested stock and stock awards issued by the Company represent the only dilutive effects on diluted consolidated net income per share.

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	October 28, 2011	October 29, 2010
Net income per share numerator	$23,802	$23,734

Net income per share denominator:
Basic weighted average shares outstanding	22,870,934	22,832,393
Add potential dilution:
Stock options and nonvested stock and stock awards	274,849	761,489
Diluted weighted average shares outstanding	23,145,783	23,593,882

Index

13.	Commitments and Contingencies

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

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of October 28, 2011, the Company had $28,706 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

In the first quarter of 2012, the Company received proceeds of $3,000 from a lawsuit settlement and recorded the proceeds as a gain that is included in other store operating expenses in the accompanying Condensed Consolidated Statement of Income. Because the Company believed this settlement represented a gain contingency, the Company did not record such gain contingency until the settlement amount and timing were assured.

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At October 28, 2011, the lease has a remaining life of approximately 1.9 years with annual lease payments of approximately $361 for a total guarantee of $691.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the assignee.

Upon the sale of Logan’s Roadhouse, Inc. (“Logan’s”) in 2007, the Company reaffirmed its guarantee of the lease payments for two Logan’s restaurants.  At October 28, 2011, the operating leases had remaining lives of 0.2 and 8.4 years with annual payments of approximately $94 and $108, respectively, for a total guarantee of $971.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the Condensed Consolidated Balance Sheets for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s, the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  The Company believes that the probability of being required to make any indemnification payments to Logan’s is remote, and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for potential tax indemnifications.

Index

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At October 28, 2011, we operated 606 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2011 (the “2011 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2011 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 21-25 of the Form 10-Q or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter ended October 28, 2011 as compared to the same period in the prior year:

	Quarter Ended
	October 28, 2011	October 29, 2010

Total revenue	100.0%	100.0%

Cost of goods sold	31.1	30.0
Gross profit	68.9	70.0

Labor and related expenses	37.0	37.6
Other store operating expenses	18.2	18.7
Store operating income	13.7	13.7

General and administrative expenses	6.2	6.1
Impairment and store dispositions, net	--	--
Operating income	7.5	7.6

Interest expense	1.9	2.0
Income before income taxes	5.6	5.6

Provision for income taxes	1.6	1.6

Net income	4.0%	4.0%

The following tables highlight the components of total revenue in dollars and by percentage relationships to total revenue for the quarter ended October 28, 2011 as compared to the same period in the prior year:

	Quarter Ended
	October 28, 2011	October 29, 2010
Revenue in dollars
Total Revenue:
Restaurant	$481,509	$481,815
Retail	116,928	116,876
Total revenue	$598,437	$598,691

	Quarter Ended
	October 28, 2011	October 29, 2010
Revenue by percentage relationships
Total Revenue:
Restaurant	80.5%	80.5%
Retail	19.5	19.5
Total revenue	100.0%	100.0%

Index

The following table sets forth the number of stores in operation at the beginning and end of the quarters ended October 28, 2011 and October 29, 2010, respectively:

	Quarter Ended
	October 28, 2011	October 29, 2010

Open at beginning of period	603	593
Open during period	3	3
Open at the end of period	606	596

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter ended October 28, 2011 as compared to the same period in the prior year:

	Quarter Ended
	October 28, 2011	October 29, 2010

Revenue:
Restaurant	$797.1	$810.5
Retail	193.6	196.6
Total revenue	$990.7	$1,007.1

Total Revenue

Total revenue for the first quarter of 2012 was flat compared to the prior year first quarter.  For the quarter, our comparable store restaurant sales decreased 1.6% and comparable store retail sales decreased 1.3% resulting in a total combined comparable store sales decrease of 1.5%.  Our comparable store restaurant sales decrease consisted of a 3.8% guest traffic decrease and a 2.2% average check increase for the quarter (including a 2.1% average menu price increase).  The comparable store retail sales decrease resulted from the decline in guest traffic.   The total combined comparable store sales decrease in the first quarter of 2012 was partially offset by sales from newly opened stores.

During the first quarter of 2012, our guest traffic sequentially improved on a month-over-month basis throughout the quarter and we presently anticipate further improvement over the remainder of the year.

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts for the quarter ended October 28, 2011 as compared to the same period in the prior year:

	Quarter Ended
	October 28, 2011	October 29, 2010
Cost of Goods Sold
Restaurant	$127,696	$122,381
Retail	58,611	57,372
Total Cost of Goods Sold	$186,307	$179,753

Restaurant cost of goods sold as a percentage of restaurant revenue was 26.5% in the first quarter of 2012 as compared to 25.4% in the prior year first quarter.  This increase is primarily the result of food commodity inflation of 5.5% partially offset by our menu price increase referenced above.

Index

We presently expect the rate of commodity inflation to approximately double in 2012 as compared to 2011.  We expect to partially offset the effects of food commodity inflation through a combination of menu price increases, supply contracts and other cost reduction initiatives.

Retail cost of goods sold as a percentage of retail revenue was 50.1% in the first quarter of 2012 as compared to 49.1% in the prior year first quarter.  Higher retail cost of goods sold resulted primarily from an increase in freight expense resulting from higher fuel costs, a change in retail inventory valuation reserves and design costs related to proprietary products.  These costs increased retail cost of goods sold as compared to the prior year by 0.5%, 0.3% and 0.1% as a percentage of retail revenue, respectively.

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased during the first quarter of 2012 to 37.0% as compared to 37.6% in the first quarter of the prior year.  This decrease resulted from decreases of 0.5%, 0.3% and 0.1% as a percentage of total revenue, respectively, in workers’ compensation expense, health care costs and store hourly labor partially offset by increases of 0.2% and 0.1% as a percentage of total revenue, respectively, in payroll taxes and store management compensation.

Lower workers’ compensation expense resulted from continued favorable claims experience over the prior years due to improvements in claims management over the life of the claims.  These improvements were reflected in our quarterly actuarial valuation of our workers’ compensation reserves and resulted in an approximate $2,600 reduction in required reserves.  We do not presently expect workers’ compensation expense to be lower than the prior year’s expense during the remaining quarters of 2012.

Health care costs in the calendar 2011 plan year were lower due to improvements in claims experience.  As a result of these improvements, we negotiated with our health plan administrator and agreed to terms of a retrospectively rated group policy during the first quarter of 2012.  This policy is retroactive to January 1, 2011 and provides for a reimbursement of health insurance premiums based on actual claims experience through the end of the calendar year.  The terms of this policy resulted in us recording an approximate $2,500 receivable for reimbursement of certain health insurance premiums paid in prior periods of calendar 2011.  We presently expect to receive additional reimbursements during the remainder of 2012 as calendar 2011 health care claims complete their development.

The decrease in store hourly labor costs of 0.1% as a percentage of total revenue resulted from improved productivity due to our enhanced labor management system and menu price increases being higher than wage inflation.

The increase in payroll taxes primarily resulted from higher state unemployment rates as compared to the prior year.  The increase in store management compensation resulted primarily from new store growth partially offset by lower store bonus expense.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees and general insurance.

Index

Other store operating expenses as a percentage of total revenue decreased to 18.2% in the first quarter of 2012 as compared to 18.7% in the first quarter of the prior year.  This decrease resulted primarily from the settlement of ongoing litigation in the first quarter of 2012, which represented a decrease of 0.5% as a percentage of total revenue.  This settlement was accounted for as a gain contingency and related to a matter previously recorded in other store operating expenses.  Additionally, a 0.2% decrease as a percentage of total revenue in maintenance expense resulted from cost saving initiatives.  These decreases were partially offset by a 0.1% increase as a percentage of total revenue in advertising expense which resulted primarily from higher media spending to support our new marketing messaging.  We presently expect the quarterly pattern of advertising spending will be different this year compared to the prior year with the highest level of spending expected in the second quarter of 2012.  This is the result of a change in advertising strategy which we expect to implement during the second quarter of 2012.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue increased to 6.2% in the first quarter of 2012 as compared to 6.1% in the first quarter of the prior year. This increase resulted from increases of 0.3% each as a percentage of total revenue in manager meeting expense and expenses related to the proxy contest with Biglari Holdings Inc. In the first quarter of 2012, we held a manager meeting conference for the first time in several years.  These increases were partially offset by decreases of 0.3% and 0.1% as a percentage of total revenue, respectively, in salaries and incentive compensation.  The decrease in salaries resulted primarily from the elimination of approximately 60 management and staff positions in July 2011.  The decrease in incentive compensation resulted primarily from the reduction in management and staff positions in July 2011 and lower share-based compensation expense compared to the prior year’s quarter.

We presently expect to incur an additional expense of approximately $2,000 to $3,000 related to the proxy contest with Biglari Holdings Inc. over the remainder of the year, most of which we expect to incur in the second quarter of 2012.

Interest Expense

Interest expense for the first quarter of 2012 was $11,135 as compared to $11,714 in the same period in the prior year.  The decrease resulted primarily from lower debt outstanding.

Provision for Income Taxes

Provision for income taxes as a percent of income before income taxes was 28.9% and 29.6%, respectively, in the first quarters of 2012 and 2011.  The decrease in the effective tax rate from the first quarter of 2011 to the first quarter of 2012 resulted primarily from higher employer tax credits.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $500,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 29, 2011, our borrowings under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards, were sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first quarter of 2012.

We believe that cash at October 28, 2011, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continuing operations, our continuing expansion plans, our principal payments on our debt, our share repurchase plans and our expected dividend payments for at least the next twelve months and thereafter for the foreseeable future.

Index

Cash Generated from Operations

Our operating activities provided net cash of $20,244 for the quarter ended October 28, 2011, which represented an increase from the $9,937 net cash used during the same period a year ago.  This increase reflected lower annual bonus payments made this year and the timing of payments for accounts payable.

Borrowing Capacity and Debt Covenants

Our $750,000 credit facility (the “Credit Facility”) consists of a term loan (aggregate outstanding at October 28, 2011 was $231,250) and our Revolving Credit Facility.  At October 28, 2011, we had $318,750 of outstanding borrowings under the Revolving Credit Facility and we had $28,706 of standby letters of credit related to securing reserved claims under workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility.  At October 28, 2011, we had $152,544 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which are specified in the agreement and include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are and expect to remain in compliance with the Credit Facility’s financial covenants for the remaining term of the facility.

Capital Expenditures

Capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries were $18,712 for the first quarter of 2012 as compared to $18,153 during the same period a year ago.  Our capital expenditures consisted primarily of costs of new store locations and capital expenditures for maintenance programs.  We estimate that our capital expenditures during 2012 will be between $90,000 and $100,000.  This estimate includes certain costs related to the acquisition of sites and construction of fifteen new stores that will open or have opened during 2012, as well as for acquisition and construction costs for store locations to be opened in future years and capital expenditures for maintenance programs.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

Subject to a maximum amount of $65,000, we have been authorized by our Board of Directors to repurchase shares during 2012 at the discretion of management.  Our current criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our Credit Facility.  We did not repurchase any shares in the first quarter of 2012.

Our Credit Facility imposes restrictions on the amount of dividends we are able to pay.  If there is no default then existing and the total of our availability under our Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000, we may (1) pay cash dividends on our common stock if the aggregate amount of such dividends paid during any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) during the immediately preceding fiscal year; or (2) increase our regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $.01 per share or 10% of the amount of the dividend paid in the prior fiscal quarter.

During the first quarter of 2012, we paid dividends of $0.22 per share.  Additionally, during the first quarter of 2012, we declared a dividend of $0.25 per share that was paid on November 7, 2011.

During the first quarter of 2012, we received proceeds of $823 from the exercise of share-based compensation awards and the corresponding issuance of 76,161 shares.

Index

Working Capital

We had negative working capital of $13,786 at October 28, 2011 versus negative working capital of $21,188 at July 29, 2011.  Working capital increased from July 29, 2011 primarily because of higher retail inventories which reflected our normal seasonal build of retail inventory to support our expected holiday sales.  In the restaurant industry, virtually all sales are either for cash or third-party credit or debit card.  Like many other restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit.  Because of our retail gift shops, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears for hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2011 Form 10-K for additional information regarding our operating leases.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2011.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2011 Form 10-K for additional information regarding our material commitments.

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

Index

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

Index

We have not made any material changes in our methodology for assessing impairments during the first quarter of 2012 and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.

We record a liability for workers’ compensation and general liability for all unresolved claims and for an actuarially determined estimate of incurred but not reported claims at the anticipated cost to us based upon an actuarially determined reserve as of the end of our third quarter and adjust it by the actuarially determined losses and actual claims payments for the fourth quarter.  The reserves and losses are determined actuarially from a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the actuarially determined losses at the lower end of that range and discount them to present value using a risk-free interest rate based on actuarially projected timing of payments. We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim period between actuarial studies as another means of estimating the adequacy of our reserves.  Beginning in the second quarter of 2011, we began performing limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.

A significant portion of our health insurance program is self-insured.  For our calendar 2012 and 2011 plans, benefits for any individual (employee or dependents) in the self-insured group health program are limited to not more than $20 in any given plan year, and, in certain cases, to not more than $8 in any given year.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  Beginning in the first quarter of 2012, the fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first quarter of 2012 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

Index

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first quarter of 2012 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

We file our income tax returns many months after our year end.  These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, an unsuccessful legal proceeding or a settlement could result in material adjustments to our Consolidated Financial Statements and our consolidated financial position (see Note 14 to our Consolidated Financial Statements contained in the 2011 Form 10-K for additional information).

Share-Based Compensation

Share-based compensation expense is measured at the grant date based on the fair value of the award.  We recognize share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or the date on which retirement is achieved, if shorter.

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

Our nonvested stock grants generally vest over 2 – 5 years.  Generally, the fair value of each nonvested stock grant is equal to the market price of our common stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.  Certain nonvested stock grants accrue dividends and their fair value is equal to the market price of our stock at the date of grant.

In 2011, we adopted annual long-term incentive plans that award performance-based stock units (“PBSUs”) to our executives instead of stock options.  Subject to the respective executive’s continued employment, the PBSUs will be awarded at the end of the applicable three-year performance period for each annual plan.  The number of PBSUs that will ultimately be awarded is based on various performance factors, including a market condition, total shareholder return, which is defined as increases in our stock price plus dividends paid during the performance period.  The target number of shares will be awarded if there is no change in shareholder value during the performance period and the maximum number of shares that may be awarded is 150% of target.  The probability of the actual shares expected to be awarded is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units awarded. The vesting of the PBSUs is also subject to the achievement of a specified level of operating income during the performance period.  If this performance goal is not met, no PBSUs will be awarded and to the extent previously recognized, compensation expense will be reversed.

The fair value of the PBSUs was determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  The Monte-Carlo simulation model uses the average prices for the 60-consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period.  This model also incorporates the following ranges of assumptions:

•
The expected volatility is a blend of implied volatility based on market-traded options on our stock and historical volatility of our stock over the period commensurate with the three-year performance period.

•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.
•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the three-year performance period.

The fair value of each stock option award granted was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates the several key assumptions including expected volatility, risk-free rate of return, expected dividend yield and the option’s expected life.  Additionally, we use historical data to estimate option exercise and employee termination and these assumptions are updated annually.  The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  We update the historical and implied components of the expected volatility assumption when new grants are made.  The expected life is a by-product of the lattice model and is updated when new grants are made.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first quarter of 2012 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards during the first quarter of 2012 and do not believe there is a reasonable likelihood that there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2011 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference.  There have been no material changes in our quantitative and qualitative market risks since July 29, 2011.

ITEM 4.  Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of October 28, 2011, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 28, 2011 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2011 Form 10-K.

ITEM 6.  Exhibits

See Exhibit Index immediately following the signature page hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 11/22/11	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and Chief Financial Officer

Date: 11/22/11	By:	/s/P. Douglas Couvillion
P. Douglas Couvillion, Vice President, Corporate Controller and Principal Accounting Officer

Index

INDEX TO EXHIBITS

Exhibit

2.1
Agreement and Plan of Merger, dated October 11, 2011 by and between Cracker Barrel Old Country Store, Inc. and CBOCS, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 14, 2011)

3.1
Charter of Cracker Barrel Old Country Store, Inc. (restated for SEC filing purposes only) (incorporated by reference to Exhibit 3(i), 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008)

3.2	Articles of Amendment to the Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 23, 2011)

4.1
Rights Agreement, dated as of September 22, 2011, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, which includes the form of Articles of Amendment to the Charter as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2011)

10.1
Change-in-Control Agreement with Sandra B. Cochran, dated March 11, 2009, as amended September 12, 2011 (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2011) †

10.2
Executive Employment Agreement with Sandra B. Cochran, dated as of September 12, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011) †

10.3
Executive Employment Agreement with Michael A. Woodhouse, dated as of September 12, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2011) †

10.4
Consulting Agreement with Terry Maxwell, dated as of September 12, 2011 (incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2011) †

10.5	Change-in-Control Agreement with Douglas E. Barber, dated as of April 23, 2008, as amended October 19, 2011 (filed herewith) †

10.6	Change-in-Control Agreement with N.B. Forrest Shoaf, dated as of May 12, 2005, as amended October 19, 2011 †*

10.7	Change-in-Control Agreement with Terry Maxwell, dated as of August 14, 2006, as amended October 19, 2011 †*

10.8	Change-in-Control Agreement with Edward A. Greene, dated as of June 22, 2006, as amended October 19, 2011 †*

Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

*Document not filed because essentially identical in terms and conditions to Exhibit 10.5
†Denotes management contract or compensatory plan, contract or arrangement.