Form 10-Q
period 2012-01-27
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2012-02-21
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended January 27, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from______________ to _________________

Commission file number: 001-25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0812904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 Hartmann Drive, P.O. Box 787	37088-0787
Lebanon, Tennessee (Address of principal executive offices)	(Zip code)

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

22,993,634 Shares of Common Stock
Outstanding as of February 15, 2012

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended January 27, 2012

INDEX

PART I. FINANCIAL INFORMATION			Page

Item 1
●	Condensed Consolidated Financial Statements (Unaudited)

	a)	Condensed Consolidated Balance Sheets as of January 27, 2012 and July 29, 2011	3

	b)	Condensed Consolidated Statements of Income for the Quarters and Six Months Ended January 27, 2012 and January 28, 2011	4

	c)	Condensed Consolidated Statements of Cash Flows for the Quarters and Six Months Ended January 27, 2012 and January 28, 2011	5

	d)	Notes to Condensed Consolidated Financial Statements	6

Item 2
●	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15

Item 3
●	Quantitative and Qualitative Disclosures About Market Risk		30

Item 4
●	Controls and Procedures		30

PART II. OTHER INFORMATION

Item 1A
●	Risk Factors		31

Item 6
●	Exhibits		31

SIGNATURES			32

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	January 27, 2012	July 29, 2011*
Current Assets:
Cash and cash equivalents	$119,385	$52,274
Property held for sale	884	950
Accounts receivable	16,991	12,279
Income taxes receivable	--	7,898
Inventories	127,176	141,547
Prepaid expenses and other current assets	14,707	9,000
Deferred income taxes	21,494	21,967
Total current assets	300,637	245,915

Property and equipment	1,707,752	1,673,873
Less: Accumulated depreciation and amortization of capital leases	692,518	664,709
Property and equipment – net	1,015,234	1,009,164

Other assets	54,458	55,805
Total assets	$1,370,329	$1,310,884
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$93,592	$99,679
Current maturities of long-term debt and other long-term obligations	9,490	123
Income taxes payable	5,173	--
Accrued interest expense	10,059	7,857
Deferred revenue	54,895	32,630
Other current liabilities	122,475	126,814
Total current liabilities	295,684	267,103

Long-term debt	540,715	550,143
Interest rate swap liability	45,050	51,604
Other long-term obligations	101,401	105,661
Deferred income taxes	67,084	68,339
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 22,992,183 shares issued and outstanding at January 27, 2012, and 22,840,974 shares issued and outstanding at July 29, 2011	230	228
Additional paid-in capital	15,317	7,081
Accumulated other comprehensive loss	(31,670)	(38,032)
Retained earnings	336,518	298,757
Total shareholders’ equity	320,395	268,034
Total liabilities and shareholders’ equity	$1,370,329	$1,310,884
See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 29, 2011, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2011.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2012	2011	2012	2011

Total revenue	$673,234	$640,277	$1,271,671	$1,238,968

Cost of goods sold	235,391	219,390	421,698	399,143
Gross profit	437,843	420,887	849,973	839,825

Labor and other related expenses	234,933	223,182	455,901	447,786
Other store operating expenses	119,136	112,164	228,180	224,123
Store operating income	83,774	85,541	165,892	167,916

General and administrative expenses	36,437	33,068	73,931	69,944
Impairment and store dispositions, net	--	1	--	84
Operating income	47,337	52,472	91,961	97,888

Interest expense	11,025	11,830	22,160	23,544
Income before income taxes	36,312	40,642	69,801	74,344

Provision for income taxes	10,703	11,865	20,390	21,833

Net income	$25,609	$28,777	$49,411	$52,511

Net income per share:
Basic	$1.11	$1.24	$2.16	$2.28
Diluted	$1.10	$1.20	$2.13	$2.21

Weighted average shares:
Basic	22,968,002	23,237,493	22,919,451	23,034,943
Diluted	23,306,177	23,919,251	23,225,963	23,756,567

Dividends declared per share	$0.25	$0.22	$0.50	$0.44

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 27,	January 28,
	2012	2011
Cash flows from operating activities:
Net income	$49,411	$52,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,339	30,454
Loss on disposition of property and equipment	1,258	1,693
Share-based compensation	5,946	4,919
Excess tax benefit from share-based compensation	(155)	(2,294)
Changes in assets and liabilities:
Inventories	14,371	13,555
Other current assets	(2,521)	(11,627)
Accounts payable	(6,087)	(27,794)
Accrued employee compensation	3,060	(17,515)
Deferred revenue	22,265	20,929
Other current liabilities	(697)	(12,539)
Other long-term assets and liabilities	(4,231)	5,013
Net cash provided by operating activities	113,959	57,305

Cash flows from investing activities:
Purchase of property and equipment	(38,835)	(40,567)
Proceeds from sale of property and equipment	477	265
Proceeds from insurance recoveries of property and equipment	116	92
Net cash used in investing activities	(38,242)	(40,210)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	92,600	110,700
Principal payments under long-term debt and other long-term obligations	(92,676)	(114,188)
Proceeds from exercise of share-based compensation awards	2,137	20,343
Excess tax benefit from share-based compensation	155	2,294
Purchases and retirement of common stock	--	(10,997)
Dividends on common stock	(10,822)	(9,698)
Net cash used in financing activities	(8,606)	(1,546)

Net increase in cash and cash equivalents	67,111	15,549
Cash and cash equivalents, beginning of period	52,274	47,700
Cash and cash equivalents, end of period	$119,385	$63,249

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$18,916	$22,195
Income taxes	$6,412	$21,639

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swaps	$6,554	$10,654
Change in deferred tax asset for interest rate swaps	$(192)	$(1,078)

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1.             Condensed Consolidated Financial Statements

Cracker Barrel Old Country Store, Inc. and its affiliates (collectively, in these Notes to Condensed Consolidated Financial Statements, the “Company”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.

On December 20, 2011, the Company’s shareholders approved an agreement and plan of merger (the “merger agreement”) effecting an internal restructuring of the Company through merger of Cracker Barrel Old Country Store, Inc. (“Holdco”) with and into CBOCS, Inc., a wholly-owned subsidiary of Holdco, effective as of December 23, 2011.  At the effective time of the merger, the name of CBOCS, Inc., the surviving corporation in the merger, was changed to Cracker Barrel Old Country Store, Inc.  Pursuant to the merger agreement, the outstanding shares of Holdco’s common stock, par value $0.01 per share, were converted into an equivalent number of shares of the surviving corporation’s common stock and were owned directly by the Company’s shareholders in the same proportion as their ownership of Holdco immediately prior to the merger.  The Company’s common stock continues to be listed on The NASDAQ Global Select Market under the same ticker symbol, “CBRL.”  The merger did not result in any material changes in the business, offices, assets, liabilities, obligations, net worth, directors, officers or employees of Holdco.

The condensed consolidated balance sheets at January 27, 2012 and July 29, 2011 and the related condensed consolidated statements of income and cash flows for the quarters and/or six-month periods ended January 27, 2012 and January 28, 2011, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Index

Presentation of Comprehensive Income

In June 2011, the FASB issued amended accounting guidance which requires companies to present total comprehensive income and its components and the components of net income in either a single continuous statement of comprehensive income or in two consecutive statements reporting net income and comprehensive income.  This requirement eliminates the option to present components of comprehensive income as part of the statement of changes in shareholders’ equity.  This guidance affects only the presentation of comprehensive income and does not change the components of comprehensive income.  In December 2011, the FASB further amended this guidance to indefinitely defer the effective date of the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and in other comprehensive income on the face of the financial statements.  All other provisions of this guidance are effective for fiscal years beginning after December 15, 2011 on a retrospective basis.  The Company does not expect that the adoption of this accounting guidance in the first quarter of 2013 will have a significant impact on its Consolidated Financial Statements.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued accounting guidance which requires companies to disclose information about the nature of their rights of setoff and related arrangements associated with their financial instruments and derivative instruments to enable users of financial statements to understand the effect of those arrangements on their financial position.  Each company will be required to provide both net and gross information in the notes to its financial statements for relevant assets and liabilities that are eligible for offset.  This guidance is effective for fiscal years beginning on or after January 1, 2013 on a retrospective basis.  The Company does not expect that the adoption of this accounting guidance in the first quarter of 2014 will have a significant impact on its Consolidated Financial Statements.

2.             Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at January 27, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of January 27, 2012

Cash equivalents*	$72,926	$--	$--	$72,926
Deferred compensation plan assets**	28,748	--	--	28,748
Total assets at fair value	$101,674	$--	$--	$101,674

Interest rate swap liability (see Note 5)	$--	$45,050	$--	$45,050
Total liabilities at fair value	$--	$45,050	$--	$45,050

Index

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2011 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of July 29, 2011

Cash equivalents*	$29,548	$--	$--	$29,548
Deferred compensation plan assets**	29,665	--	--	29,665
Total assets at fair value	$59,213	$--	$--	$59,213

Interest rate swap liability (see Note 5)	$--	$51,604	$--	$51,604
Total liabilities at fair value	$--	$51,604	$--	$51,604

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, approximates its carrying amount at January 27, 2012 and July 29, 2011.

3.             Inventories

Inventories were comprised of the following at:

	January 27, 2012	July 29, 2011
Retail	$92,311	$108,829
Restaurant	20,435	19,200
Supplies	14,430	13,518
Total	$127,176	$141,547

Index

4.             Debt

Long-term debt consisted of the following at:

	January 27, 2012	July 29, 2011
Revolving credit facility expiring on July 8, 2016	$318,750	$318,750
Term loan payable on or before July 8, 2016	231,250	231,250
Note payable	195	246
	550,195	550,246
Current maturities	(9,480)	(103)
Long-term debt	$540,715	$550,143

The Company’s $750,000 credit facility (the “Credit Facility”) consists of a term loan and a $500,000 revolving credit facility (“the Revolving Credit Facility”).  At January 27, 2012, the Company had $318,750 of outstanding borrowings under the Revolving Credit Facility and $28,606 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 13).  At January 27, 2012, the Company had $152,644 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  As of January 27, 2012, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 7.57% (see Note 5 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At January 27, 2012, the Company was in compliance with all debt covenants.

The Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay.  If there is no default existing and the total of our availability under the Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000, the Company may: (1) pay cash dividends on shares of its common stock if the aggregate amount of dividends paid in any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) during the immediately preceding fiscal year; or (2) increase its regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $0.01 per share or 10% of the amount of the dividend paid in the prior fiscal quarter.

The note payable consists of a five-year note with a vendor with an original principal amount of $507 and represents the financing of prepaid maintenance for telecommunications equipment.  The note payable is payable in monthly installments of principal and interest of $9 through October 16, 2013 and bears interest at 2.88% per year.

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

Index

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps is fixed at the rates in the table below plus the Company’s credit spread.  The Company’s weighted average credit spread at January 27, 2012 was 2.00%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
May 4, 2006	August 3, 2006	7	$550,000	5.57%
August 10, 2010	May 3, 2013	2	200,000	2.73%
July 25, 2011	May 3, 2013	2	50,000	2.00%
July 25, 2011	May 3, 2013	3	50,000	2.45%
September 19, 2011	May 3, 2013	2	25,000	1.05%
September 19, 2011	May 3, 2013	2	25,000	1.05%
December 7, 2011	May 3, 2013	3	50,000	1.40%

The notional amount of the Company’s interest rate swap entered into on May 4, 2006 decreases to $525,000 from May 3, 2012 throughout the remainder of its term.

The Company does not hold or use derivative instruments for trading purposes.  The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

The estimated fair values of the Company’s derivative instruments as of January 27, 2012 and July 29, 2011 were as follows:

	Balance Sheet Location	January 27, 2012	July 29, 2011
Interest rate swaps (See Note 2)	Interest rate swap liability	$45,050	$51,604

The estimated fair value of the Company’s interest rate swap liability incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at January 27, 2012 and July 29, 2011 resulted in reductions of $1,621 and $1,546, respectively, in the fair value of the interest rate swap liability.  The offset to the interest rate swap liability is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of January 27, 2012, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $27,325.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the six-month period ended January 27, 2012 and the year ended July 29, 2011:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Six Months Ended	Year Ended
	January 27, 2012	July 29, 2011
Cash flow hedges:
Interest rate swaps	$6,554	$14,677

Index

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and six-month periods ended January 27, 2012 and January 28, 2011:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		January 27, 2012	January 28 2011	January 27, 2012	January 28, 2011
Cash flow hedges:
Interest rate swaps	Interest expense	$7,467	$7,518	$14,912	$15,113

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the six-month periods ended January 27, 2012 and January 28, 2011.

6.         Shareholders’ Equity

During the six-month period ended January 27, 2012, the Company received proceeds of $2,137 from the exercise of share-based compensation awards and the corresponding issuance of 151,209 shares of its common stock and did not make any share repurchases.

During the six-month period ended January 27, 2012, the Company paid dividends of $0.47 per share of its common stock.  In addition, the Company declared a regular dividend of $0.25 per share of its common stock that was paid on February 6, 2012 and is recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

During the six-month period ended January 27, 2012, the unrealized loss, net of tax, on the Company’s interest rate swaps decreased by $6,362 to $31,670 and is recorded in AOCL (see Notes 2, 5 and 7).

During the six-month period ended January 27, 2012, total share-based compensation expense was $5,946.  The excess tax benefit realized upon exercise of share-based compensation awards was $155.

On September 22, 2011, the Company’s Board of Directors adopted a shareholder rights plan (the “Rights Plan”) and designated 300,000 shares of the Company’s previously authorized 100,000,000 shares of preferred stock as Series A Junior Participating Preferred Stock (the “Rights”).  Additionally, on that date, the Company declared a dividend distribution of the Rights to shareholders of record on October 3, 2011 (see Note 11 to the Company’s Consolidated Financial Statements in the 2011 Form 10-K for additional information regarding the Rights Plan and the Rights).  The Rights Plan was not approved by the Company’s shareholders at its annual shareholders’ meeting on December 20, 2011.  As a result, the Rights Plan was terminated and the Rights expired on December 28, 2011, following the certification of voting results at the annual shareholders’ meeting.  No Rights are issued or outstanding.

Index

7.             Comprehensive Income

Comprehensive income consisted of the following at:

	Quarter Ended		Six Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011

Net income	$25,609	$28,777	$49,411	$52,511
Other comprehensive income:
Changes in fair value of interest rate swaps, net of tax	2,412	9,393	6,362	9,576
Total comprehensive income	$28,021	$38,170	$55,773	$62,087

For the quarters ended January 27, 2012 and January 28, 2011, the changes in fair value of the Company’s interest rate swaps are net of a tax benefit of $120 and a tax provision of $3,427, respectively.  For the six-month periods ended January 27, 2012 and January 28, 2011, the changes in fair value of the Company’s interest rate swaps are net of tax provisions of $192 and $1,078, respectively.

8.             Seasonality

Historically, the net income of the Company has been lower in the first and third quarters and higher in the second and fourth quarters.  Management attributes these variations to the Christmas holiday shopping season and the summer vacation and travel season.  The Company's retail sales, which are made substantially to the Company’s restaurant customers, historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby contributing to higher profits in the Company’s fourth quarter.  The Company generally opens additional new locations throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

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

	Quarter Ended		Six Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Revenue:
Restaurant	$503,531	$478,614	$985,040	$960,429
Retail	169,703	161,663	286,631	278,539
Total revenue	$673,234	$640,277	$1,271,671	$1,238,968

Index

10.          Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following at:
	Quarter Ended		Six Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Stock options	$437	$474	$846	$1,187
Nonvested stock	2,526	1,622	4,065	3,371
Performance-based stock units	436	361	1,035	361
	$3,399	$2,457	$5,946	$4,919

11.          Restructuring

In July 2011, as part of its cost reduction and organization streamlining initiative, the Company incurred severance charges related to the elimination of approximately 60 management and staff positions.    The related severance accrual is recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Liability at July 29, 2011	$1,579
Payments	(1,030)
Adjustments	(127)
Liability at January 27, 2012	$422

12.          Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to stock options and nonvested stock and stock awards issued by the Company are calculated using the treasury stock method.  The Company’s outstanding stock options and nonvested stock and stock awards issued by the Company represent the only dilutive effects on diluted consolidated net income per share.

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Net income per share numerator	$25,609	$28,777	$49,411	$52,511

Net income per share denominator:
Weighted average shares	22,968,002	23,237,493	22,919,451	23,034,943
Add potential dilution:
Stock options and nonvested stock and stock awards	338,175	681,758	306,512	721,624
Diluted weighted average shares	23,306,177	23,919,251	23,225,963	23,756,567

Index

13.          Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of January 27, 2012, the Company had $28,606 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

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

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At January 27, 2012, the lease has a remaining life of approximately 1.7 years with annual lease payments of approximately $361 for a total guarantee of $601.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the assignee.

Upon the sale of Logan’s Roadhouse, Inc. (“Logan’s”) in 2007, the Company reaffirmed its guarantee of the lease payments for two Logan’s restaurants.  At January 27, 2012, the lease term has expired for one of these operating leases.  At January 27, 2012, the remaining operating lease had a remaining life of 8.2 years with an annual payment of approximately $108, for a total guarantee of $928.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the Condensed Consolidated Balance Sheets for amounts to be paid as a result of non-performance by Logan’s.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded.  In connection with the divestiture of Logan’s, the Company entered into various agreements to indemnify third parties against certain tax obligations, for any breaches of certain representations and warranties in the applicable transaction documents and for certain costs and expenses that may arise out of specified real estate matters, including potential relocation and legal costs.  The Company believes that the probability of being required to make any indemnification payments to such third parties in connection with the divestiture of Logan’s is remote, and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for potential tax indemnifications.

Index

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At January 27, 2012, we operated 608 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2011 (the “2011 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2011 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 25-29 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this report because the statements speak only as of the report’s date.  Except as may be required by law, we have no obligation, and do not intend, to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any future public disclosures that we may make on related subjects in reports that we file with or furnish to the SEC or in our other public disclosures.

Index

Overview

Comparable store traffic and sales out-performed the Knapp-Track™ Index for the quarter, and we achieved positive comparable restaurant traffic for the quarter for the first time in five quarters.  In addition to the improvements in traffic and sales we continue to be focused on cost controls, especially given the continuing and anticipated increases in food commodity costs.

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry and we plan to leverage that strength to grow guest traffic, sales and profits.  We have six priorities for 2012:

●
A New Marketing Messaging to better connect with our current and potential guests and reinforce the authentic value of the Cracker Barrel experience that has created such a powerful attraction to our brand.

●	Implementing refined menu and pricing strategies to increase the variety and everyday affordability of our menu in the face of ongoing challenges to our guests’ household budgets.

●	Enhancing our restaurant operating platform to generate sustained improvements in the guest experience.

●	Driving retail sales growth by continuing to review and modify as needed our retail assortment to deliver value and further enhance the role of the retail store in our guests overall experience.

●	Implementing initiatives to reduce costs to offset at least a portion of the impact of higher food commodity costs.

●	Leveraging our strong cash flow generation to both reinvest in the business as well as increase our return of capital to our shareholders.

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended January 27, 2012 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2012	2011	2012	2011

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	35.0	34.3	33.2	32.2
Gross profit	65.0	65.7	66.8	67.8

Labor and other related expenses	34.9	34.8	35.9	36.2
Other store operating expenses	17.7	17.5	17.9	18.1
Store operating income	12.4	13.4	13.0	13.5

General and administrative expenses	5.4	5.2	5.8	5.6
Impairment and store dispositions, net	--	--	--	--
Operating income	7.0	8.2	7.2	7.9

Interest expense	1.6	1.9	1.7	1.9
Income before income taxes	5.4	6.3	5.5	6.0

Provision for income taxes	1.6	1.8	1.6	1.8

Net income	3.8%	4.5%	3.9%	4.2%

The following tables highlight the components of total revenue in dollars and by percentage relationships to total revenue for the quarter and six-month period ended January 27, 2012 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Revenue in dollars:
Total Revenue:
Restaurant	$503,531	$478,614	$985,040	$960,429
Retail	169,703	161,663	286,631	278,539
Total revenue	$673,234	$640,277	$1,271,671	$1,238,968

	Quarter Ended		Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2012	2011	2012	2011
Revenue by percentage relationships:
Total Revenue:
Restaurant	74.8%	74.8%	77.5%	77.5%
Retail	25.2	25.2	22.5	22.5
Total revenue	100.0%	100.0%	100.0%	100.0%

The following table sets forth the number of stores in operation at the beginning and end of the quarters and six-month periods ended January 27, 2012 and January 28, 2011, respectively:

	Quarter Ended		Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2012	2011	2012	2011

Open at beginning of period	606	596	603	593
Open during period	2	1	5	4
Open at the end of period	608	597	608	597

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter and six-month periods ended January 27, 2012 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2012	2011	2012	2011

Revenue:
Restaurant	$828.3	$801.7	$1,625.5	$1,612.2
Retail	279.1	270.8	473.0	467.5
Total revenue	$1,107.4	$1,072.5	$2,098.5	$2,079.7

Index

Total Revenue

Total revenue for the second quarter and first six months of 2012 increased 5.1% and 2.6%, respectively, compared to the same periods in the prior year.  The following table highlights the comparable store sales results for the second quarter and first six months of 2012 as compared to the same periods in the prior year:

	Second Quarter Increase	Six Month Period Increase
Comparable store sales:
Restaurant	3.5%	1.0%
Retail	3.4	1.4
Restaurant and retail	3.5	1.1

In the prior year second quarter, both comparable restaurant and retail sales were unfavorably affected by more severe winter weather than in the current year second quarter.  Accordingly, we estimate that the non-recurrence of inclement weather in the second quarter of 2012 as compared to the prior year increased our combined comparable store sales and traffic by approximately 0.9%.

For the second quarter of 2012, our comparable store restaurant sales increase consisted of a 2.4% average check increase for the quarter (including a 2.2% average menu price increase) and a 1.1% guest traffic increase.  We believe that the comparable store retail sales increase resulted from a more appealing retail merchandise selection than in the prior year and the increase in guest traffic.

For the first six months of 2012, our comparable store restaurant sales increase consisted of a 2.3% average check increase for the six months (including a 2.1% average menu price increase) and a 1.3% guest traffic decrease.  We believe that the comparable store retail sales increase resulted from a more appealing retail merchandise selection than in the prior year partially offset by the decrease in guest traffic.

Sales from newly opened stores accounted for the balance of the total revenue increases in the second quarter and first six months of 2012 as compared to the same periods in the prior year.

During the first six months of 2012, our guest traffic sequentially improved on a month-over-month basis throughout the six-month period.  We presently anticipate further improvement as compared to the prior year over the remainder of the year.

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts for the quarter and six-month period ended January 27, 2012 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Cost of Goods Sold:
Restaurant	$138,456	$127,201	$266,152	$249,582
Retail	96,935	92,189	155,546	149,561
Total Cost of Goods Sold	$235,391	$219,390	$421,698	$399,143

Restaurant cost of goods sold as a percentage of restaurant revenue was 27.5% in the second quarter of 2012 as compared to 26.6% in the prior year second quarter.  Restaurant cost of goods sold as a percentage of restaurant revenue was 27.0% for the first six months of 2012 as compared to 26.0% in the same period in the prior year.  Both increases were primarily the result of food commodity inflation partially offset by our menu price increase referenced above.  Commodity inflation was 5.7% and 5.6%, respectively, in the second quarter and first six months of 2012.

Index

    We presently expect the rate of commodity inflation to approximately double in 2012 as compared to 2011.  We expect to partially offset the effects of food commodity inflation through a combination of menu price increases, supply contracts and other cost reduction initiatives.

Retail cost of goods sold as a percentage of retail revenue was relatively constant during the second quarter of 2012 at 57.1% as compared to 57.0% in the prior year second quarter.  Retail cost of goods sold as a percentage of retail revenue was 54.3% for the first six months of 2012 as compared to 53.7% in the same period in the prior year.  This increase resulted primarily from a change in retail inventory valuation reserves.

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue increased during the second quarter of 2012 to 34.9% as compared to 34.8% in the second quarter of the prior year.  This percentage change resulted from the following:

Second Quarter Increase (Decrease) as a Percentage of Total Revenue
Prior year workers’ compensation actuarial adjustment	0.3%
Store bonus expense	0.3%
Store hourly labor	(0.3%)
Health care costs	(0.2%)

Labor and other related expenses as a percentage of total revenue decreased to 35.9% in the first six months of 2012 as compared to 36.2% in the first six months of 2011.  This percentage change resulted primarily from the following:

Six Month Period Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	(0.3%)
Health care costs	(0.2%)
Store management compensation	0.2%

As a result of the change in the frequency of our limited scope actuarial reviews (see sub-section entitled “Insurance Reserves” under the section entitled “Critical Accounting Estimates” for further information on this change), we recorded a smaller reduction in our workers’ compensation expense in the second quarter of 2012 as compared to the same period in the prior year.

Higher store bonus expense reflected better performance against financial objectives in the second quarter of 2012 as compared to the prior year second quarter.

The decrease in store hourly labor costs as a percentage of total revenue for the second quarter and first six months of 2012 as compared to the same periods in the prior year resulted from improved productivity due to our enhanced labor management system and menu price increases being higher than wage inflation.

Index

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

The terms of this policy resulted in us recording a receivable for reimbursement of approximately $2,500 during the first quarter of 2012 and approximately $1,500 during the second quarter of 2012 for certain health insurance premiums paid during calendar 2011.  During the second quarter and first six months of 2012, this receivable was partially offset by higher claims experience than in the prior year. We presently expect to receive additional reimbursements during the remainder of 2012 as calendar 2011 health care claims complete their development.

The increase in store management compensation for the first six months of 2012 as compared to the same period in the prior year resulted primarily from new store growth.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees and general insurance.

Other store operating expenses as a percentage of total revenue increased to 17.7% in the second quarter of 2012 as compared to 17.5% in the second quarter of the prior year.  This percentage change resulted primarily from the following:

Second Quarter Increase (Decrease) as a Percentage of Total Revenue
Advertising expense	0.8%
Maintenance expense	(0.2%)
Credit card fees	(0.1%)
Utilities expense	(0.1%)
Supplies expense	(0.1%)

Other store operating expenses as a percentage of total revenue decreased to 17.9% in the first six months of 2012 as compared to 18.1% in the first six months of 2011.  This percentage change resulted primarily from the following:

Six Month Period Increase (Decrease) as a Percentage of Total Revenue
Advertising expense	0.5%
Litigation settlement	(0.2%)
Maintenance expense	(0.2%)
Credit card fees	(0.1%)
Utilities expense	(0.1%)
Supplies expense	(0.1%)

Index

The increase in advertising expense in the second quarter and first six months of 2012 as compared to the same periods in the prior year resulted primarily from a change in our advertising strategy which we implemented in the second quarter of 2012.  As a result of this change in strategy, we spent more on television and radio advertising in the second quarter of 2012 than in the prior year, and we expect to spend less in the second half of 2012 as compared to the same period in the prior year.  For the year, we expect our total advertising spending as a percentage of total revenue to be similar to the prior year.

We believe that the decreases in maintenance and supplies expenses in the second quarter and first six months of 2012 as compared to the same periods in the prior year resulted primarily from our efforts to control these expenses.  Additionally, maintenance expense was lower in the second quarter of 2012 as compared to the prior year second quarter because of the timing of certain programs.  The decrease in credit card fees in the second quarter and first six months of 2012 as compared to the same periods in the prior year resulted from a reduction in debit card fee rates due to a change in Federal law governing such fees.  The decrease in utilities expense in the second quarter and first six months of 2012 as compared to the same periods in the prior year resulted primarily from lower natural gas costs.

In the first quarter of 2012, we received proceeds from a litigation settlement and recorded the proceeds as a gain in other store operating expenses since the settlement related to a matter previously recorded in other store operating expenses.   Because we believed this settlement presented a gain contingency, we did not record the gain until the settlement amount and timing were assured.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue increased to 5.4% in the second quarter of 2012 as compared to 5.2% in the second quarter of the prior year.  This percentage change resulted primarily from the following:

Second Quarter Increase (Decrease) as a Percentage of Total Revenue
Expenses related to the proxy contest initiated by Biglari Holdings Inc.	0.5%
Incentive compensation	0.3%
Payroll and related expenses	(0.4%)
Travel	(0.1%)

General and administrative expenses as a percentage of total revenue increased to 5.8% in the first six months of 2012 as compared to 5.6% in the same period in the prior year.  This percentage change resulted from the following:

Six Month Period Increase (Decrease) as a Percentage of Total Revenue
Expenses related to the proxy contest initiated by Biglari Holdings Inc.	0.4%
Manager meeting conference expense	0.2%
Payroll and related expenses	(0.4%)

Higher incentive compensation in the second quarter of 2012 as compared to the prior year second quarter resulted primarily from better performance against financial objectives.

Lower payroll and related expenses in the second quarter and first six months of 2012 as compared to the same periods in the prior year resulted primarily from the elimination of approximately 60 management and staff positions in July 2011.

Index

In the first quarter of 2012, we held a manager meeting conference for the first time in several years which was attended by our store operations management team.  The purpose of this meeting was to review priorities for 2012 and conduct manager training.

Interest Expense

Interest expense for the second quarter of 2012 was $11,025 as compared to $11,830 in the same period in the prior year.  Interest expense for the first six months of 2012 was $22,160 as compared to $23,544 in the same period in the prior year.  Both decreases resulted primarily from lower debt outstanding and lower ongoing fees because of our debt refinancing which was completed in July 2011.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes was 29.5% and 29.2%, respectively, in the second quarters of 2012 and 2011.  The provision for income taxes as a percent of income before income taxes was 29.2% and 29.4%, respectively, in the first six months of 2012 and 2011.  The decrease in the effective tax rate from the first six months of 2011 to the first six months of 2012 resulted primarily from higher employer tax credits through the end of the calendar 2011.  For the remainder of the year, we expect our effective tax rate to increase as compared to both the first six months of 2012 and the prior year.   This increase is due to the expiration of the Work Opportunity Tax Credit, which Congress did not renew in late December 2011 forcing expiration at the end of calendar 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $500,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 29, 2011, our borrowings under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards, were sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first six months of 2012.

We believe that cash at January 27, 2012, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continuing operations, our continuing expansion plans, our principal payments on our debt, our share repurchase plans and our expected dividend payments for at least the next twelve months and thereafter for the foreseeable future.

Cash Generated from Operations

Our operating activities provided net cash of $113,959 for the first six months of 2012, which represented an increase from the $57,305 net cash provided during the same period a year ago.  This increase reflected lower annual bonus payments made this year and the timing of payments for accounts payable and estimated income taxes.

Borrowing Capacity and Debt Covenants

Our $750,000 credit facility (the “Credit Facility”) consists of a term loan (aggregate outstanding at January 27, 2012 was $231,250) and our Revolving Credit Facility.  At January 27, 2012, we had $318,750 of outstanding borrowings under the Revolving Credit Facility and we had $28,606 of standby letters of credit related to securing reserved claims under workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility.  At January 27, 2012, we had $152,644 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

Index

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are and currently expect to remain in compliance with the Credit Facility’s financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries were $38,719 for the first six months of 2012 as compared to $40,475 during the same period a year ago.  Our capital expenditures consisted primarily of costs of new store locations and capital expenditures for maintenance programs.  We estimate that our capital expenditures during 2012 will be between $85,000 and $95,000.  This estimate includes certain costs related to the acquisition of sites and construction of new stores that will open or have opened during 2012, as well as for acquisition and construction costs for store locations to be opened in future years and capital expenditures for maintenance programs.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

Subject to a maximum amount of $65,000, we have been authorized by our Board of Directors to repurchase shares from time to time during 2012 through a combination of open market purchases, privately negotiated acquisitions, accelerated share repurchase transactions and/or other derivative transactions at the discretion of management.  Our current criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our Credit Facility.  We did not repurchase any shares in the first six months of 2012.

Our Credit Facility imposes restrictions on the amount of dividends we are permitted to pay.  If there is no default existing and the total of our availability under our Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000, we may: (1) pay cash dividends on shares of our common stock if the aggregate amount of such dividends paid during any fiscal year is less than 15% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) during the immediately preceding fiscal year; or (2) increase our regular quarterly cash dividend in any quarter by an amount not to exceed the greater of $0.01 per share or 10% of the amount of the dividend paid in the prior fiscal quarter.

During the first six months of 2012, we paid dividends of $0.47 per share.  Additionally, during the second quarter of 2012, we declared a dividend of $0.25 per share that was paid on February 6, 2012.

During the first six months of 2012, we received proceeds of $2,137 from the exercise of share-based compensation awards and the corresponding issuance of 151,209 shares.

Working Capital

We had positive working capital of $4,953 at January 27, 2012 versus negative working capital of $21,188 at July 29, 2011.  Working capital increased from July 29, 2011 primarily because of an increase in cash generated from operations partially offset by lower retail inventories and a net decrease in working capital related to the increase in sales of our gift cards during the holiday shopping season.  In the restaurant industry, virtually all sales are either for cash or third-party credit or debit card.  Like many other restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally generally are financed from normal trade credit.  Because of our retail gift shops, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories purchased domestically generally are financed from normal trade credit, while imported retail inventories generally are purchased through wire transfers.  These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears for hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued amended accounting guidance which requires companies to present total comprehensive income and its components and the components of net income in either a single continuous statement of comprehensive income or in two consecutive statements reporting net income and comprehensive income.  This requirement eliminates the option to present components of comprehensive income as part of the statement of changes in shareholders’ equity.  This guidance affects only the presentation of comprehensive income and does not change the components of comprehensive income.  In December 2011, the FASB further amended this guidance to indefinitely defer the effective date of the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and in other comprehensive income on the face of the financial statements.  All other provisions of this guidance are effective for fiscal years beginning after December 15, 2011 on a retrospective basis.  We do not expect that the adoption of this accounting guidance in the first quarter of 2013 will have a significant impact on our consolidated financial statements.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued accounting guidance which requires companies to disclose information about the nature of their rights of setoff and related arrangements associated with their financial instruments and derivative instruments to enable users of financial statements to understand the effect of those arrangements on their financial position.  Each company will be required to provide both net and gross information in the notes to its financial statements for relevant assets and liabilities that are eligible for offset.  This guidance is effective for fiscal years beginning on or after January 1, 2013 on a retrospective basis.  We do not expect that the adoption of this accounting guidance in the first quarter of 2014 will have a significant impact on our consolidated financial statements.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2011 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.  Critical accounting estimates are those that:

●	management believes are most important to the accurate portrayal of both our financial condition and operating results and
●	require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We consider the following accounting estimates to be most critical in understanding the judgments that are involved in preparing our Consolidated Financial Statements:

●	Impairment of Long-Lived Assets and Provision for Asset Dispositions
●	Insurance Reserves
●	Retail Inventory Valuation
●	Tax Provision
●	Share-Based Compensation
●	Unredeemed Gift Cards
●	Legal Proceedings

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2012 and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

Index

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.

We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses at the lower end of that range and discount them to present value using a risk-free interest rate based on projected timing of payments.  Beginning in the second quarter of 2011, we began performing limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first six months of 2012 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

Index

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2012 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Our nonvested stock grants generally vest over two to five years.  Generally, the fair value of each nonvested stock grant is equal to the market price of our common stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.  Certain nonvested stock grants accrue dividends and their fair value is equal to the market price of our stock at the date of grant.

Index

In 2011, we adopted annual long-term incentive plans that award performance-based stock units (“PBSUs”) to our executives instead of stock options.  Subject to the respective executive’s continued employment, the PBSUs will be awarded at the end of the applicable three-year performance period for each annual plan.  The number of PBSUs that will ultimately be awarded is based on various performance factors, including a market condition, total shareholder return, which is defined as increases in our stock price plus dividends paid during the performance period.  The target number of shares will be awarded if there is no change in shareholder value during the performance period, and the maximum number of shares that may be awarded is 150% of target.  The probability of the actual shares expected to be awarded is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units awarded. The vesting of the PBSUs is also subject to the achievement of a specified level of operating income during the performance period.  If this performance goal is not met, no PBSUs will be awarded and to the extent previously recognized, compensation expense will be reversed.

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

●
The expected volatility is a blend of implied volatility based on market-traded options on our stock and historical volatility of our stock over the period commensurate with the three-year performance period.

●	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.
●	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the three-year performance period.

The fair value of each stock option award granted was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates the several key assumptions including expected volatility, risk-free rate of return, expected dividend yield and the option’s expected life.  Additionally, we use historical data to estimate option exercise and employee termination, and these assumptions are updated annually.  The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  We update the historical and implied components of the expected volatility assumption when new grants are made.  The expected life is a by-product of the lattice model and is updated when new grants are made.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first six months of 2012 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards during the first six months of 2012 and do not believe there is a reasonable likelihood that there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Legal Proceedings

We are party to various legal and regulatory proceedings and claims incidental to our business in the ordinary course.  In the opinion of management, however, based upon information currently available, the ultimate liability with respect to these actions will not materially affect our consolidated results of operations or financial position.  We review outstanding claims and proceedings internally and with external counsel as necessary to assess the probability of loss and for the ability to estimate loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different from the amount of the recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

Index

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2011 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference.  There have been no material changes in our quantitative and qualitative market risks since July 29, 2011.

ITEM 4.	Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 27, 2012, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 27, 2012 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 2/21/12	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date: 2/21/12	By:	/s/P. Douglas Couvillion
P. Douglas Couvillion, Vice President, Corporate Controller and
Principal Accounting Officer

Index

INDEX TO EXHIBITS

Exhibit

3.1	Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 23, 2011)

3.2	Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 23, 2011)

10.1	Consulting Agreement with Forrest Shoaf, dated as of December 20, 2011 (filed herewith) †

10.2
Cracker Barrel Old Country Store, Inc. 1989 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Post Effective Amendment No. 1 to Form S-8 filed on January 17, 2012) †

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

†Denotes management contract or compensatory plan, contract or arrangement.