Form 10-Q
period 2012-04-27
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2012-05-22
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Quarterly Period Ended April 27, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________  to __________________

Commission file number: 001-25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-0812904 (I.R.S. Employer Identification Number)

305 Hartmann Drive, P.O. Box 787 Lebanon, Tennessee (Address of principal executive offices)	37088-0787 (Zip code)

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

23,237,163 Shares of Common Stock
Outstanding as of May 16, 2012

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended April 27, 2012

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1
● Condensed Consolidated Financial Statements (Unaudited)

a) Condensed Consolidated Balance Sheets as of April 27, 2012 and July 29, 2011	3

b) Condensed Consolidated Statements of Income for the Quarters and Nine Months Ended April 27, 2012 and April 29, 2011	4

c) Condensed Consolidated Statements of Cash Flows for the Quarters and Nine Months Ended April 27, 2012 and April 29, 2011	5

d) Notes to Condensed Consolidated Financial Statements	6

Item 2
● Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3
● Quantitative and Qualitative Disclosures About Market Risk	35

Item 4
● Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1A
● Risk Factors	36

Item 2
● Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 5
● Other Information	36

Item 6
● Exhibits	37

SIGNATURES	38

Index

PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	April 27, 2012	July 29, 2011*
Current Assets:
Cash and cash equivalents	$127,320	$52,274
Property held for sale	884	950
Accounts receivable	19,107	12,279
Income taxes receivable	--	7,898
Inventories	131,004	141,547
Prepaid expenses and other current assets	12,333	9,000
Deferred income taxes	17,334	21,967
Total current assets	307,982	245,915

Property and equipment	1,722,418	1,673,873
Less: Accumulated depreciation and amortization of capital leases	705,949	664,709
Property and equipment – net	1,016,469	1,009,164

Other assets	56,301	55,805
Total assets	$1,380,752	$1,310,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$87,656	$99,679
Current maturities of long-term debt and other long-term obligations	14,178	123
Income taxes payable	3,836	--
Accrued interest expense	9,942	7,857
Dividend payable	15,493	5,018
Deferred revenue	40,873	32,630
Other current liabilities	124,238	121,796
Total current liabilities	296,216	267,103

Long-term debt	536,001	550,143
Interest rate swap liability	38,702	51,604
Other long-term obligations	108,117	105,661
Deferred income taxes	65,465	68,339

Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,225,767 shares issued and outstanding at April 27, 2012, and 22,840,974 shares issued and outstanding at July 29, 2011	232	228
Additional paid-in capital	22,878	7,081
Accumulated other comprehensive loss	(27,130)	(38,032)
Retained earnings	340,271	298,757
Total shareholders’ equity	336,251	268,034
Total liabilities and shareholders’ equity	$1,380,752	$1,310,884
See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 29, 2011, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2011.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 27,	April 29,	April 27,	April 29,
	2012	2011	2012	2011

Total revenue	$608,514	$582,525	$1,880,185	$1,821,493

Cost of goods sold	189,615	179,774	611,313	578,917
Gross profit	418,899	402,751	1,268,872	1,242,576

Labor and other related expenses	235,275	227,437	691,176	675,223
Other store operating expenses	109,947	112,112	338,127	336,235
Store operating income	73,677	63,202	239,569	231,118

General and administrative expenses	34,569	33,955	108,500	103,899
Impairment and store dispositions, net	--	(1,958)	--	(1,874)
Operating income	39,108	31,205	131,069	129,093

Interest expense	11,173	11,619	33,333	35,163
Income before income taxes	27,935	19,586	97,736	93,930

Provision for income taxes	8,961	4,432	29,351	26,265

Net income	$18,974	$15,154	$68,385	$67,665

Net income per share:
Basic	$0.82	$0.66	$2.97	$2.94
Diluted	$0.81	$0.64	$2.93	$2.85

Weighted average shares:
Basic	23,132,730	23,048,279	22,990,544	23,039,388
Diluted	23,535,765	23,602,333	23,329,230	23,705,155

Dividends declared per share	$0.65	$0.22	$1.15	$0.66

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	April 27,	April 29,
	2012	2011
Cash flows from operating activities:
Net income	$68,385	$67,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,742	46,537
Loss (gain) on disposition of property and equipment	1,832	(2,062)
Impairment	--	2,175
Share-based compensation	9,430	7,335
Excess tax benefit from share-based compensation	(1,921)	(2,338)
Changes in assets and liabilities:
Inventories	10,543	12,084
Other current assets	(2,263)	(560)
Accounts payable	(12,023)	(33,964)
Accrued employee compensation	7,250	(13,430)
Deferred revenue	8,243	7,757
Other current liabilities	3,206	(7,846)
Other long-term assets and liabilities	1,461	5,825
Net cash provided by operating activities	141,885	89,178

Cash flows from investing activities:
Purchase of property and equipment	(57,434)	(59,410)
Proceeds from sale of property and equipment	491	8,124
Proceeds from insurance recoveries of property and equipment	668	126
Net cash used in investing activities	(56,275)	(51,160)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	92,600	112,000
Principal payments under long-term debt and other long-term obligations	(92,704)	(117,233)
Proceeds from exercise of share-based compensation awards	16,729	20,107
Excess tax benefit from share-based compensation	1,921	2,338
Purchases and retirement of common stock	(12,279)	(25,644)
Deferred financing costs	(263)	--
Dividends on common stock	(16,568)	(14,800)
Net cash used in financing activities	(10,564)	(23,232)

Net increase in cash and cash equivalents	75,046	14,786
Cash and cash equivalents, beginning of period	52,274	47,700
Cash and cash equivalents, end of period	$127,320	$62,486

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$29,593	$33,255
Income taxes	$11,764	$27,726

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swaps	$12,902	$14,970
Change in deferred tax asset for interest rate swaps	$(2,000)	$(3,065)

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

On December 20, 2011, the Company’s shareholders approved an agreement and plan of merger (the “merger agreement”) effecting an internal restructuring of the Company through the merger of Cracker Barrel Old Country Store, Inc. (“Holdco”) with and into CBOCS, Inc., a wholly-owned subsidiary of Holdco, effective as of December 23, 2011.  At the effective time of the merger, the name of CBOCS, Inc., the surviving corporation in the merger, was changed to Cracker Barrel Old Country Store, Inc.  Pursuant to the merger agreement, the outstanding shares of Holdco’s common stock, par value $0.01 per share, were converted into an equivalent number of shares of the surviving corporation’s common stock and were owned directly by the Company’s shareholders in the same proportion as their ownership of Holdco immediately prior to the merger.  The Company’s common stock continues to be listed on The NASDAQ Global Select Market under the same ticker symbol, “CBRL.”  The merger did not result in any material changes in the business, offices, assets, liabilities, obligations, net worth, directors, officers or employees of Holdco.

The condensed consolidated balance sheets at April 27, 2012 and July 29, 2011 and the related condensed consolidated statements of income and cash flows for the quarters and/or nine-month periods ended April 27, 2012 and April 29, 2011, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncement Adopted

Fair Value Measurement and Disclosure Requirements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance which provides additional guidance on how to determine fair value under existing standards and expands existing disclosure requirements on a prospective basis.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The adoption of this accounting guidance in the third quarter of 2012 did not have a significant impact on the Company’s Consolidated Financial Statements.

Index

Recent Accounting Pronouncements Not Yet Adopted

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

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at April 27, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of April 27, 2012

Cash equivalents*	$79,929	$--	$--	$79,929
Deferred compensation plan assets**	30,421	--	--	30,421
Total assets at fair value	$110,350	$--	$--	$110,350

Interest rate swap liability (see Note 5)	$--	$38,702	$--	$38,702
Total liabilities at fair value	$--	$38,702	$--	$38,702

Index

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2011 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of July 29, 2011

Cash equivalents*	$29,548	$--	$--	$29,548
Deferred compensation plan assets**	29,665	--	--	29,665
Total assets at fair value	$59,213	$--	$--	$59,213

Interest rate swap liability (see Note 5)	$--	$51,604	$--	$51,604
Total liabilities at fair value	$--	$51,604	$--	$51,604

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at April 27, 2012 and July 29, 2011.

3.	Inventories

Inventories were comprised of the following at:

	April 27, 2012	July 29, 2011
Retail	$96,403	$108,829
Restaurant	20,337	19,200
Supplies	14,264	13,518
Total	$131,004	$141,547

Index

4.	Debt

Long-term debt consisted of the following at:

	April 27, 2012	July 29, 2011
Revolving credit facility expiring on July 8, 2016	$318,750	$318,750
Term loan payable on or before July 8, 2016	231,250	231,250
Note payable	169	246
	550,169	550,246
Current maturities	(14,168)	(103)
Long-term debt	$536,001	$550,143

The Company’s $750,000 credit facility (the “Credit Facility”) consists of a term loan and a $500,000 revolving credit facility (the “Revolving Credit Facility”).  At April 27, 2012, the Company had $318,750 of outstanding borrowings under the Revolving Credit Facility and $28,606 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 15).  At April 27, 2012, the Company had $152,644 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  As of April 27, 2012, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 7.57% (see Note 5 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At April 27, 2012, the Company was in compliance with all debt covenants.

The Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase.  In April 2012, the Company amended the Credit Facility to provide more flexibility with regard to the dividends the Company is permitted to pay as well as the amount of shares the Company is able to repurchase.  Under the amended Credit Facility, if there is no default existing and the total of the Company’s availability under the Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “liquidity requirements”), the Company may declare and pay cash dividends on shares of its common stock if the aggregate amount of dividends paid in any fiscal year is less than 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year.  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

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

Index

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps is fixed at the rates in the table below plus the Company’s credit spread.  The Company’s weighted average credit spread at April 27, 2012 was 2.00%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

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

The estimated fair values of the Company’s derivative instruments as of April 27, 2012 and July 29, 2011 were as follows:
	Balance Sheet Location	April 27, 2012	July 29, 2011
Interest rate swaps (See Note 2)	Interest rate swap liability	$38,702	$51,604

The estimated fair value of the Company’s interest rate swap liability incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at April 27, 2012 and July 29, 2011 resulted in reductions of $976 and $1,546, respectively, in the fair value of the interest rate swap liability.  The offset to the interest rate swap liability is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of April 27, 2012, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $26,943.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the nine-month period ended April 27, 2012 and the year ended July 29, 2011:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Nine Months Ended	Year Ended
	April 27, 2012	July 29, 2011
Cash flow hedges:
Interest rate swaps	$22,134	$14,677

Index

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and nine-month periods ended April 27, 2012 and April 29, 2011:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Cash flow hedges:
Interest rate swaps	Interest expense	$7,222	$7,765	$22,134	$22,878

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the nine-month periods ended April 27, 2012 and April 29, 2011.

6.	Shareholders’ Equity

During the nine-month period ended April 27, 2012, the Company received proceeds of $16,729 from the exercise of share-based compensation awards and the corresponding issuance of 605,193 shares of the Company’s common stock.  During the nine-month period ended April 27, 2012, the Company repurchased 220,400 shares of its common stock in the open market at an aggregate cost of $12,279.

During the nine-month period ended April 27, 2012, the Company paid dividends of $0.72 per share of its common stock.  During the third quarter of 2012, the Company declared a regular dividend of $0.25 per share of its common stock that was paid on May 7, 2012.  Additionally, during the third quarter of 2012, the Company declared a regular dividend of $0.40 per share of its common stock payable on August 6, 2012 to shareholders of record on July 20, 2012.

During the nine-month period ended April 27, 2012, the unrealized loss, net of tax, on the Company’s interest rate swaps decreased by $10,902 to $27,130 and is recorded in AOCL (see Notes 2, 5 and 8).

During the nine-month period ended April 27, 2012, total share-based compensation expense was $9,430.  The excess tax benefit realized upon exercise of share-based compensation awards was $1,921.

On September 22, 2011, the Company’s Board of Directors designated 300,000 shares of the Company’s previously authorized 100,000,000 shares of preferred stock as Series A Junior Participating Preferred Stock.  No shares of preferred stock have been issued.

7.	Shareholder Rights Plan

September 22, 2011 Shareholder Rights Plan

On September 22, 2011, the Company’s Board of Directors adopted a shareholder rights plan (the “September 22, 2011 Rights Agreement”) and the Company declared a dividend of one preferred share purchase right (a “Right”) to shareholders of record on October 3, 2011 (see Note 11 to the Company’s Consolidated Financial Statements in the 2011 Form 10-K for additional information regarding the September 22, 2011 Rights Agreement and the Rights).  The September 22, 2011 Rights Agreement was not approved by the Company’s shareholders at its annual shareholders’ meeting on December 20, 2011.  As a result, the September 22, 2011 Rights Agreement was terminated and the Rights expired on December 28, 2011, following the certification of voting results at the annual shareholders’ meeting.

Index

April 9, 2012 Shareholder Rights Plan

On April 9, 2012, the Company’s Board of Directors adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 9, 2012 (the “April 9, 2012 Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.  Pursuant to the terms of the April 9, 2012 Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of common stock, par value $.01 per share. The dividend was payable on April 20, 2012 to the shareholders of record as of the close of business on April 20, 2012.

The Rights

The Rights initially trade with, and are inseparable from, the Company’s common stock.  The Rights are evidenced only by the balances indicated in the book-entry account system of the transfer agent for the Company’s common stock or, in the case of certified shares, the certificates that represent shares of the Company’s common stock.  New Rights will accompany any new shares of common stock the Company issues after April 20, 2012 until the earlier of the Distribution Date, redemption of the Rights by the Board of Directors or the final expiration date of the April 9, 2012 Rights Agreement, each as described below.

Exercise Price

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Preferred Share”) for $200.00 (the “Exercise Price”), once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

Exercisability

The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 20% or more of the Company’s outstanding common stock (the “Distribution Date”).  Until the Distribution Date, the balances in the book-entry accounting system of the transfer agent for the Company’s common stock or, in the case of certificated shares, common stock certificates will evidence the Rights, and any transfer of shares of common stock will constitute a transfer of Rights.  After the Distribution Date, the Rights will separate from the common stock and will be evidenced by book-entry credits or by Rights certificates that the Company will mail to all eligible holders of the Company’s common stock.  Any Rights held by an Acquiring Person or any associate or affiliate thereof will be void and may not be exercised.

After the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $200.00 per Right (subject to adjustment as provided in the April 9, 2012 Rights Agreement), shares of the Company's common stock (or, in certain circumstances, Preferred Shares) having a market value equal to twice the Right's then-current exercise price. In addition, if, the Company is later acquired in a merger or similar transaction after the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $200.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the acquiring corporation having a market value equal to twice the Right's then-current exercise price.

At April 27, 2012, none of the Rights are exercisable.

Index

Preferred Share Provisions

Each one one-hundredth of a Preferred Share, if issued:

●	will not be redeemable.
●	will entitle holders to quarterly dividend payments of $0.01 per share, or an amount equal to the dividend paid on one share of common stock, whichever is greater.
●	will entitle holders upon liquidation either to receive $1.00 per share or an amount equal to the payment made on one share of common stock, whichever is greater.
●	will have the same voting power as one share of common stock.
●
if shares of the Company’s common stock are exchanged via merger, consolidation, or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of common stock.

The value of one one-hundredth of a Preferred Share will generally approximate the value of one share of common stock.

Redemption

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

Qualifying Offer Provision

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

Exchange

After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the Company’s outstanding common stock, the Board of Directors may extinguish the Rights by exchanging one share of common stock or an equivalent security for each Right, other than Rights held by the Acquiring Person.

Anti-Dilution Provisions

The Board of Directors may adjust the purchase price of the Preferred Shares, the number of Preferred Shares issuable and the number of outstanding Rights to prevent dilution that may occur from a stock dividend, a stock split or a reclassification of the Preferred Shares or common stock.

Amendments

The terms of the April 9, 2012 Rights Agreement may be amended by the Board of Directors without the consent of the holders of the Rights.  After a person or group becomes an Acquiring Person, the Board of Directors may not amend the agreement in a way that adversely affects holders of the Rights.

Index

Expiration

If the April 9, 2012 Rights Agreement is approved by the shareholders at the 2012 annual shareholders’ meeting, the Rights will expire on April 9, 2015.  If shareholders do not approve the April 9, 2012 Rights Agreement, it will expire on the close of business on the day following certification of the vote at the 2012 annual meeting.

8.	Comprehensive Income

Comprehensive income consisted of the following at:

	Quarter Ended		Nine Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011

Net income	$18,974	$15,154	$68,385	$67,665
Other comprehensive income:
Changes in fair value of interest rate swaps, net of tax	4,540	2,329	10,902	11,905
Total comprehensive income	$23,514	$17,483	$79,287	$79,570

For the quarters ended April 27, 2012 and April 29, 2011, the changes in fair value of the Company’s interest rate swaps are net of tax provisions of $1,808 and $1,987, respectively.  For the nine-month periods ended April 27, 2012 and April 29, 2011, the changes in fair value of the Company’s interest rate swaps are net of tax provisions of $2,000 and $3,065, respectively.

9.	Seasonality

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

10.	Segment Information

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

	Quarter Ended		Nine Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Revenue:
Restaurant	$500,025	$476,361	$1,485,065	$1,436,790
Retail	108,489	106,164	395,120	384,703
Total revenue	$608,514	$582,525	$1,880,185	$1,821,493

Index

11.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following at:

	Quarter Ended		Nine Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Stock options	$219	$482	$1,065	$1,669
Nonvested stock	2,774	1,626	6,839	4,997
Performance-based stock units	491	308	1,526	669
	$3,484	$2,416	$9,430	$7,335

12.	Impairment and Store Dispositions, Net

	Quarter Ended		Nine Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Impairment	$--	$2,175	$--	$2,175
Gains on disposition of stores	--	(4,133)	--	(4,133)
Store closing costs	--	--	--	84
Total	$--	$(1,958)	$--	$(1,874)

During the quarter and nine-month periods ended April 27, 2012, the Company did not incur any impairment charges, store closing costs or gains on disposition of stores.

During the quarter ended April 29, 2011, the Company determined that a leased store was impaired, resulting in an impairment charge of $2,175.  This leased store was impaired because of declining operating performance and resulting negative cash flow projections.  During the quarter ended April 29, 2011, the Company’s gain on disposition of stores included gains resulting from the sale of two closed stores and a condemnation award.

13.	Restructuring

In April 2012, the Company restructured and streamlined its field organization to better align its restaurant and retail operations under central leadership.  The restructuring of the field organization and related changes in the Company’s headquarters resulted in the elimination of approximately 20 positions.  As a result, the Company incurred severance charges of $1,660, which are recorded in general and administrative expenses.  In July 2011, as part of its cost reduction and organization streamlining initiative, the Company incurred severance charges related to the elimination of approximately 60 management and staff positions.    The related severance accruals for these restructurings are recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Liability at July 29, 2011	$1,579
Severance	1,660
Payments	(1,261)
Adjustments	(190)
Liability at April 27, 2012	$1,788

Index

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Net income per share numerator	$18,974	$15,154	$68,385	$67,665

Net income per share denominator:
Weighted average shares	23,132,730	23,048,279	22,990,544	23,039,388
Add potential dilution:
Stock options and nonvested stock and stock awards	403,035	554,054	338,686	665,767
Diluted weighted average shares	23,535,765	23,602,333	23,329,230	23,705,155

15.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of April 27, 2012, the Company had $28,606 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

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

The Company is secondarily liable for lease payments under the terms of an operating lease that has been assigned to a third party.  At April 27, 2012, the lease has a remaining life of approximately 1.4 years with annual lease payments of approximately $361 for a total guarantee of $511.  The Company’s performance is required only if the assignee fails to perform its obligations as lessee.  At this time, the Company has no reason to believe that the assignee will not perform and, therefore, no provision has been made in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the assignee.

Index

Upon the sale of Logan’s Roadhouse, Inc. (“Logan’s”) in 2007, the Company reaffirmed its guarantee of the lease payments for two Logan’s restaurants.  The lease term has expired for one of these operating leases.  At April 27, 2012, the remaining operating lease had a remaining life of 7.9 years with an annual payment of approximately $108, for a total guarantee of $901.  The Company’s performance is required only if Logan’s fails to perform its obligations as lessee.  At this time, the Company has no reason to believe Logan’s will not perform, and therefore, no provision has been made in the Condensed Consolidated Balance Sheets for amounts to be paid as a result of non-performance by Logan’s.

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

Index

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At April 27, 2012, we operated 613 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2011 (the “2011 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2011 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 29-34 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index

Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry and we plan to leverage that strength to grow guest traffic, sales and profits.  Our strategic plan includes the following three key components:

●
Enhancing the core by focusing on our six priorities for 2012 as described below, increasing average unit volume in existing stores and enhancing the competitive advantage of our unique and differentiated brand through innovation and productivity.

●	Expanding the footprint through a continued commitment to profitable new unit growth with a focus on best locations and flawless execution.

●	Extending the brand beyond our physical stores to create long term value through e-commerce and licensing.

Our six priorities for 2012 are:

●
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

During the quarter, we continued our progress on these six priorities.

●
We continued our gains in comparable store traffic and restaurant and retail sales with both comparable store traffic and sales out-performing the Knapp-Track™ Index for the quarter.  Additionally, for the second consecutive quarter, we achieved positive comparable restaurant traffic.

●
We restructured and streamlined our field organization to better align our restaurant and retail operations under central leadership.  We estimate that this restructuring will generate annual savings of approximately $5,000.

●
We continue to generate strong cash flow.  As a result, we were able to deliver on our commitment to enhance shareholder value by declaring a quarterly dividend of $0.40 per share, which represents a sixty percent increase in our quarterly dividend, and also by repurchasing shares during the quarter.

Index

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended April 27, 2012 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 27,	April 29,	April 27,	April 29,
	2012	2011	2012	2011

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	31.2	30.9	32.5	31.8
Gross profit	68.8	69.1	67.5	68.2

Labor and other related expenses	38.6	39.0	36.8	37.1
Other store operating expenses	18.1	19.3	18.0	18.4
Store operating income	12.1	10.8	12.7	12.7

General and administrative expenses	5.7	5.8	5.7	5.7
Impairment and store dispositions, net	--	(0.4)	--	(0.1)
Operating income	6.4	5.4	7.0	7.1

Interest expense	1.8	2.0	1.8	1.9
Income before income taxes	4.6	3.4	5.2	5.2

Provision for income taxes	1.5	0.8	1.6	1.5

Net income	3.1%	2.6%	3.6%	3.7%

The following tables highlight the components of total revenue in dollars and by percentage relationships to total revenue for the quarter and nine-month period ended April 27, 2012 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Revenue in dollars:
Total Revenue:
Restaurant	$500,025	$476,361	$1,485,065	$1,436,790
Retail	108,489	106,164	395,120	384,703
Total revenue	$608,514	$582,525	$1,880,185	$1,821,493

	Quarter Ended		Nine Months Ended
	April 27,	April 29,	April 27,	April 29,
	2012	2011	2012	2011
Revenue by percentage relationships:
Total Revenue:
Restaurant	82.2%	81.8%	79.0%	78.9%
Retail	17.8	18.2	21.0	21.1
Total revenue	100.0%	100.0%	100.0%	100.0%

Index

The following table sets forth the number of stores in operation at the beginning and end of the quarters and nine-month periods ended April 27, 2012 and April 29, 2011, respectively:

	Quarter Ended		Nine Months Ended
	April 27,	April 29,	April 27,	April 29,
	2012	2011	2012	2011

Open at beginning of period	608	597	603	593
Open during period	5	4	10	8
Open at the end of period	613	601	613	601

Average unit volumes include sales of all stores.  The following table highlights average unit volumes for the quarter and nine-month periods ended April 27, 2012 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 27,	April 29,	April 27,	April 29,
	2012	2011	2012	2011

Revenue:
Restaurant	$817.9	$794.9	$2,443.4	$2,407.1
Retail	177.4	177.2	650.1	644.5
Total revenue	$995.3	$972.1	$3,093.5	$3,051.6

Total Revenue

Total revenue for the third quarter and first nine months of 2012 increased 4.5% and 3.2%, respectively, compared to the same periods in the prior year.  The following table highlights the comparable store sales results for the third quarter and first nine months of 2012 versus the same periods in the prior year:

	Third Quarter Increase	Nine Month Period Increase
Comparable store sales:
Restaurant	3.1%	1.7%
Retail	0.3	1.1
Restaurant and retail	2.6	1.5

For the third quarter of 2012, our comparable store restaurant sales increase consisted of a 2.5% average check increase for the quarter (including a 2.4% average menu price increase) and a 0.6% guest traffic increase.  We believe that the comparable store retail sales increase resulted from a more appealing retail merchandise selection than in the prior year and the increase in guest traffic.

For the first nine months of 2012, our comparable store restaurant sales increase consisted of a 2.4% average check increase for the nine months (including a 2.2% average menu price increase) and a 0.7% guest traffic decrease.  We believe that the comparable store retail sales increase resulted from a more appealing retail merchandise selection than in the prior year partially offset by the decrease in guest traffic.

Sales from newly opened stores accounted for the balance of the total revenue increases in the third quarter and first nine months of 2012 as compared to the same periods in the prior year.

Index

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts for the quarter and nine-month period ended April 27, 2012 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Cost of Goods Sold:
Restaurant	$135,301	$127,975	$401,453	$377,557
Retail	54,314	51,799	209,860	201,360
Total Cost of Goods Sold	$189,615	$179,774	$611,313	$578,917

The following table highlights restaurant cost of goods sold as percentage of restaurant revenue:

	Quarter Ended		Nine Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Restaurant Cost of Goods Sold	27.1%	26.9%	27.0%	26.3%

The increases in restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter and first nine months of 2012 as compared to the same periods in the prior year were primarily the result of food commodity inflation partially offset by our menu price increases referenced above.  Commodity inflation was 4.5% and 5.2%, respectively, in the third quarter and first nine months of 2012.  We presently expect the rate of commodity inflation to be approximately 5.0% to 5.5% for the current year.

The following table highlights retail cost of goods sold as percentage of retail revenue:

	Quarter Ended		Nine Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Retail Cost of Goods Sold	50.1%	48.8%	53.1%	52.3%

The increase in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2012 as compared to the third quarter of the prior year resulted primarily from higher purchase costs for certain retail merchandise, higher freight costs and higher markdowns.

Third Quarter Increase (Decrease) as a Percentage of Retail Revenue
Cost of purchases	0.7%
Freight costs	0.2%
Markdowns	0.1%

The increase in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2012 as compared to the same period in the prior year resulted primarily from a change in retail inventory valuation reserves and higher purchase costs for certain retail merchandise.

Nine Months Increase (Decrease) as a Percentage of Retail Revenue
Retail inventory valuation reserves	0.4%
Cost of purchases	0.3%

Index

Restructuring

In April 2012, we restructured and streamlined our field organization to better align our restaurant and retail operations under central leadership.  The restructuring of the field organization and related changes in our headquarters resulted in the elimination of approximately 20 positions.  As a result, we incurred severance charges of $1,660, which are recorded in general and administrative expenses (see sub-section below entitled “General and Administrative Expenses”).  We estimate that this restructuring will generate annual pre-tax savings of approximately $5,000, of which approximately $3,500 will be realized as a reduction to general and administrative expenses and approximately $1,500 will be realized as a reduction to labor and related expenses.

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased during the third quarter of 2012 to 38.6% as compared to 39.0% in the third quarter of the prior year.  This percentage change resulted primarily from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	(0.4%)
Employee health care expenses	(0.3%)
Store bonus expense	0.4%

Labor and other related expenses as a percentage of total revenue decreased to 36.8% in the first nine months of 2012 as compared to 37.1% in the first nine months of 2011.  This percentage change resulted primarily from the following:

Nine Month Period Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	(0.3%)
Employee health care expenses	(0.2%)
Payroll taxes	0.1%

The decrease in store hourly labor costs as a percentage of total revenue for the third quarter and first nine months of 2012 as compared to the same periods in the prior year resulted from improved productivity due to our enhanced labor management system and menu price increases being higher than wage inflation.

Employee health care expenses in the calendar 2011 plan year were lower due to improvements in claims experience.  As a result of these improvements, we negotiated a retrospectively rated group policy during the first quarter of 2012.  This policy is retroactive to January 1, 2011 and provides for a reimbursement of health insurance premiums based on actual claims experience through the end of the calendar year.

The terms of this policy resulted in recording a receivable for reimbursement of approximately $2,500 during the first quarter of 2012 and approximately $1,500 during each of the second and third quarters of 2012 for certain health insurance premiums paid during calendar 2011.  During the third quarter and first nine months of 2012, this receivable was partially offset by higher claims experience than in the prior year. We expect to receive the remaining reimbursement for these health insurance premiums during the fourth quarter of 2012.

Index

Higher store bonus expense reflected better performance against financial objectives in the third quarter of 2012 as compared to the prior year third quarter.

The increase in payroll taxes for the first nine months of 2012 as compared to the same period in the prior year resulted from increases in state unemployment tax rates.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes and general insurance.

Other store operating expenses as a percentage of total revenue decreased to 18.1% in the third quarter of 2012 as compared to 19.3% in the third quarter of the prior year.  This percentage change resulted primarily from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Advertising expense	(0.5%)
Utilities expense	(0.2%)
Supplies expense	(0.1%)
Credit card fees	(0.1%)
General insurance expense	(0.1%)

Other store operating expenses as a percentage of total revenue decreased to 18.0% in the first nine months of 2012 as compared to 18.4% in the first nine months of 2011.  This percentage change resulted primarily from the following:

Nine Month Period Increase (Decrease) as a Percentage of Total Revenue
Litigation settlement	(0.2%)
Credit card fees	(0.1%)
Maintenance expense	(0.1%)
Utilities expense	(0.1%)
Advertising expense	0.2%

The decrease in advertising expense in the third quarter of 2012 and the increase in advertising expense in the first nine months of 2012 as compared to the same periods in the prior year resulted primarily from a change in our advertising strategy implemented in the second quarter of 2012.  As a result of this change in strategy, we spent more on television and radio advertising in the first half of 2012 than in the prior year, and we spent less in the third quarter of 2012 as compared to the same period in the prior year.  For the year, we expect our total advertising spending as a percentage of total revenue to be similar to the prior year.

The decrease in utilities expense in the third quarter and first nine months of 2012 as compared to the same periods in the prior year resulted primarily from lower natural gas costs.

We believe that the decrease in supplies expense in the third quarter of 2012 as compared to the same period in the prior year resulted primarily from our efforts to control this expense.

The decrease in general insurance expense in the third quarter of 2012 as compared to the same period in the prior year resulted primarily from favorable claims experience.

Index

The decrease in credit card fees in the third quarter and first nine months of 2012 as compared to the same periods in the prior year resulted from a reduction in debit card fee rates due to a change in Federal law governing such fees.

We believe that the decrease in maintenance expense in the first nine months of 2012 as compared to the prior year resulted primarily from our efforts to control this expense.

In the first quarter of 2012, we received proceeds from a litigation settlement and recorded the proceeds as a gain in other store operating expenses since the settlement related to a matter previously recorded in other store operating expenses.   Because we believed this settlement represented a gain contingency, we did not record the gain until the settlement amount and timing were assured.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 5.7% as compared to 5.8% in the third quarter of the prior year.  This percentage change resulted primarily from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Payroll and related expenses	(0.4%)
Incentive compensation	0.2%
Severance related to April 2012 restructuring	0.2%

General and administrative expenses as a percentage of total revenue remained flat at 5.7% in the first nine months of 2012 as compared to the same period in the prior year primarily as a result of the following:

Nine Month Period Increase (Decrease) as a Percentage of Total Revenue
Payroll and related expenses	(0.4%)
Expenses related to December 2011 proxy contest	0.3%
Manager meeting conference expense	0.1%
Severance related to April 2012 restructuring	0.1%

Lower payroll and related expenses in the third quarter and first nine months of 2012 as compared to the same periods in the prior year resulted primarily from the elimination of approximately 60 management and staff positions in July 2011.

Higher incentive compensation in the third quarter of 2012 as compared to the prior year third quarter resulted primarily from better performance against financial objectives.

In the third quarter of 2012, we incurred severance charges of $1,660 related to our April restructuring (see sub-section above entitled “Restructuring”).

In the first quarter of 2012, we held a manager meeting conference for the first time in several years which was attended by our store operations management team.  The purpose of this meeting was to review priorities for 2012 and conduct manager training.

Index

Impairment and Store Dispositions, Net

	Quarter Ended		Nine Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Impairment	$--	$2,175	$--	$2,175
Gains on disposition of stores	--	(4,133)	--	(4,133)
Store closing costs	--	--	--	84
Total	$--	$(1,958)	$--	$(1,874)

During the quarter and nine-month periods ended April 27, 2012, we did not incur any impairment charges, store closing costs or gains on disposition of stores.

During the quarter ended April 29, 2011, we determined that a leased store was impaired, resulting in an impairment charge of $2,175.  This leased store was impaired because of declining operating performance and resulting negative cash flow projections.  During the quarter ended April 29, 2011, we sold two closed stores.  Additionally, one of our stores was acquired by the State of Florida for road expansion pursuant to eminent domain.  These transactions resulted in a net gain of $4,133.

Interest Expense

Interest expense for the third quarter of 2012 was $11,173 as compared to $11,619 in the same period in the prior year.  Interest expense for the first nine months of 2012 was $33,333 as compared to $35,163 in the same period in the prior year.  Both decreases resulted primarily from lower debt outstanding and lower ongoing fees because of our debt refinancing which was completed in July 2011.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes was 32.1% and 22.6%, respectively, in the third quarters of 2012 and 2011.  The provision for income taxes as a percentage of income before income taxes was 30.0% and 28.0%, respectively, in the first nine months of 2012 and 2011.  The increase in the effective tax rate from the third quarter of 2011 as compared to the third quarter of 2012 resulted primarily from a higher provision for uncertain tax positions than in the prior year.  The increase in the effective tax rate from the first nine months of 2011 to the first nine months of 2012 resulted primarily from a higher provision for uncertain tax positions partially offset by employer tax credits.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $500,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 29, 2011, our borrowings under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards, were sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first nine months of 2012.

We believe that cash at April 27, 2012, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continuing operations, our continuing expansion plans, our principal payments on our debt, our share repurchase plans and our expected dividend payments for at least the next twelve months and thereafter for the foreseeable future.

Index

Cash Generated from Operations

Our operating activities provided net cash of $141,885 for the first nine months of 2012, which represented an increase from the $89,178 net cash provided during the same period a year ago.  This increase reflected lower annual bonus payments made this year for the prior year’s performance and the timing of payments for accounts payable and estimated income taxes.

Borrowing Capacity and Debt Covenants

Our $750,000 credit facility (the “Credit Facility”) consists of a term loan (aggregate outstanding at April 27, 2012 was $231,250) and our Revolving Credit Facility.  At April 27, 2012, we had $318,750 of outstanding borrowings under the Revolving Credit Facility and we had $28,606 of standby letters of credit related to securing reserved claims under workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility.  At April 27, 2012, we had $152,644 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.  On May 3, 2012, we made $18,750 in optional principal prepayments under our term loan and paid down $6,250 on the Revolving Credit Facility.

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are and currently expect to remain in compliance with the Credit Facility’s financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries were $56,766 for the first nine months of 2012 as compared to $59,284 during the same period a year ago.  Our capital expenditures consisted primarily of costs of new store locations and capital expenditures for maintenance programs.  We estimate that our capital expenditures during 2012 will be between $85,000 and $90,000.  This estimate includes certain costs related to the acquisition of sites and construction of new stores that have opened or are expected to open during 2012, as well as for acquisition and construction costs for store locations to be opened in future years and capital expenditures for maintenance programs.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

Subject to a maximum amount of $65,000, we have been authorized by our Board of Directors to repurchase shares from time to time during 2012 through a combination of open market purchases, privately negotiated acquisitions, accelerated share repurchase transactions and/or other derivative transactions at the discretion of management.  Our current criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our Credit Facility.  During the first nine months of 2012, we repurchased 220,400 shares of our common stock in the open market at an aggregate cost of $12,279.

Our Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  In April 2012, we amended our Credit Facility to provide more flexibility with regard to the dividends we are permitted to pay as well as the amount of shares we are able to repurchase.  Under the amended Credit Facility, if there is no default existing and the total of our availability under our Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “liquidity requirements”), we may declare and pay cash dividends on shares of our common stock if the aggregate amount of dividends paid during any fiscal year is less than 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year.  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

Index

During the first nine months of 2012, we paid dividends of $0.72 per share.  During the third quarter of 2012, we declared a dividend of $0.25 per share that was paid on May 7, 2012.  Additionally, during the third quarter of 2012, we declared a dividend of $0.40 per share payable on August 6, 2012 to shareholders of record on July 20, 2012.

During the first nine months of 2012, we received proceeds of $16,729 from the exercise of share-based compensation awards and the corresponding issuance of 605,193 shares of our common stock.

Working Capital

We had positive working capital of $11,766 at April 27, 2012 versus negative working capital of $21,188 at July 29, 2011.  Working capital increased from July 29, 2011 primarily because of cash generated from operations and proceeds received from share-based compensation exercises partially offset by an increase in current maturities on our term loan, lower retail inventories, the increase in our dividend payable because of the additional $0.40 per share dividend declared and a net decrease in working capital related to the increase in sales of our gift cards.  At July 29, 2011, current maturities on our term loan were lower because of an optional prepayment of our required principal payments which were due in 2012.  Consistent with prior year, in the fourth quarter of 2012, we made an optional prepayment of our required principal payments which were due in 2013.

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

Index

Recent Accounting Pronouncements Adopted

Fair Value Measurement and Disclosure Requirements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance which provides additional guidance on how to determine fair value under existing standards and expands existing disclosure requirements on a prospective basis.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The adoption of this accounting guidance in the third quarter of 2012 did not have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

Index

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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2012 and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.

Index

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first nine months of 2012 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgment regarding inventory aging and future promotional activities.  Cost of goods sold includes an estimate of shrinkage that is adjusted upon physical inventory counts.  Annual physical inventory counts are conducted throughout the third and fourth quarters based upon a cyclical inventory schedule. During the quarters ended April 27, 2012 and April 29, 2011, we performed physical inventory counts in approximately 43% and 61%, respectively, of our stores.  Actual shrinkage was recorded for those stores that were counted.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis.

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2012 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Share-Based Compensation

Our share-based compensation consists of nonvested stock, performance-based stock units (“PBSUs”) and stock options.  Share-based compensation expense is measured at the grant date based on the fair value of the award.  We recognize share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or the date on which retirement is achieved, if shorter.

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

Index

In 2011, we adopted annual long-term incentive plans that award PBSUs to our executives instead of stock options.  Subject to the requisite service being provided and the achievement of a specified level of operating income during the performance period, the PBSUs will be awarded and will vest at the end of the applicable three-year performance period for each annual plan.  The number of PBSUs that will ultimately be awarded is based on various performance factors, including a market condition, total shareholder return, which is defined as increases in our stock price plus dividends paid during the performance period.  The target number of shares will be awarded if there is no change in shareholder value during the performance period, and the maximum number of shares that may be awarded is 150% of target.  The probability of the actual shares expected to be awarded is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units awarded. If the performance goal is not met, no PBSUs will be awarded and to the extent previously recognized, compensation expense will be reversed.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first nine months of 2012 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

We have not made any material changes in the methodology used to record the deferred revenue liability for unredeemed gift cards during the first nine months of 2012 and do not believe there is a reasonable likelihood that there will be material changes in the future estimates or assumptions used to record this liability.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

ITEM 4.  Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of April 27, 2012, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 27, 2012 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended April 27, 2012 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/28/12 – 2/24/12	--	--	--	Indeterminate (2)
2/25/12 – 3/23/12	220,400	$55.71	220,400	Indeterminate (2)
3/24/12 – 4/27/12	--	--	--	Indeterminate (2)
Total for the quarter	220,400	$55.71	220,400	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.
(2)
Subject to a maximum amount of $65,000, we have been authorized by our Board of Directors, on September 13, 2011, to repurchase shares during 2012.  See Note 7 to our Consolidated Financial Statements contained in the 2011 Form 10-K.

ITEM 5.  Other Information

Change in Control and Severance Agreements with Certain Named Executive Officers

On May 22, 2012, the Company entered into change in control and severance agreements with the following three named executive officers (as such term is defined by Item 5.02 of Form 8-K): Douglas E. Barber, Edward A. Greene and Lawrence E. Hyatt.  Under these agreements, which have a three-year term, these three named executive officers will receive severance benefits of 12-18 months’ base salary, depending on their position, plus one additional week of base salary for each year of service greater than 15 (all up to a maximum total payment of 18 months’ salary), as a result of termination of their employment by the Company other than for “cause” (as defined in the agreements).  In addition, if (i) the Company undergoes a change in control (as defined in the agreements) and (ii) the named executive officer is terminated without cause or terminates his/her employment for “good reason” (as defined in the agreements) within two years after such an event, then the named executive officer will receive the following:

Index

●
3.00 (for Douglas E. Barber) or 2.00 (for all other signatory named executive officers)  times the sum of (i) their average base salary during the three years prior to termination and (ii) their average bonus payments during the three years prior to termination;

●	18 months’ continuation of benefits under COBRA, reimbursed by the Company; and

●	Acceleration of all unvested equity awards (stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, market stock units).

None of the applicable officers has a right under these change in control agreements or otherwise to receive any gross-up payment to reimburse such executive officer for any excise tax under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.  Additionally, these agreements obligate the Company’s named executive officers (i) not to work as an employee or consultant for any "multi-unit restaurant business that offers full service family or casual dining" for a period of one year following the severance event and (ii) not to solicit the employees or customers of the Company for a period of 18 months following the severance event.

ITEM 6.  Exhibits

See Exhibit Index immediately following the signature page hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 5/22/12	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and Chief Financial Officer

Date: 5/22/12	By:	/s/P. Douglas Couvillion
P. Douglas Couvillion, Vice President, Corporate Controller and Principal Accounting Officer

Index

INDEX TO EXHIBITS

Exhibit

3.1	Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 24, 2012)

3.2	Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 10, 2012)

4.1
Rights Agreement, dated as of April 9, 2012, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Articles of Amendment to the Amended and Restated Charter as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2012)

10.1	First Amendment to Credit Agreement dated as of April 24, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2012)

10.2
Form of Change in Control and Severance Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers.  This form of change in control and severance agreement is one of three substantially identical change in control and severance agreements executed by Cracker Barrel Old Country Store, Inc. and its applicable named executive officers on dated May 22, 2012 (and is accompanied by a schedule which identifies material details in which each individual agreement differs from the form filed herewith). †

10.3	Schedule identifying material differences among the Change in Control and Severance Agreements. † (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

†Denotes management contract or compensatory plan, contract or arrangement.