Form 10-K
period 2012-08-03
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2012-09-25
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 3, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to__________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 27, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,182,829,428.

As of September 18, 2012, there were 23,532,814 shares of common stock outstanding.

 Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10-K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 15, 2012
(the “2012 Proxy Statement”)

Index

INTRODUCTION

General

This report contains references to years 2012, 2011 and 2010, which represent our fiscal years ended August 3, 2012, July 29, 2011 and July 30, 2010, respectively.  2012 consisted of 53 weeks while 2011 and 2010 consisted of 52 weeks.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

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

Index

PART I

ITEM 1. BUSINESS

OVERVIEW

Cracker Barrel Old Country Store, Inc. (“we,” “us,” “our” or the "Company," which reference, unless the context requires otherwise, also includes our direct and indirect wholly-owned subsidiaries), is principally engaged in the operation and development of the Cracker Barrel Old Country Store® concept (“Cracker Barrel”).  We are headquartered in Lebanon, Tennessee and were originally founded in 1969.  We are organized under the laws of the State of Tennessee.

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

We maintain a website at crackerbarrel.com.  We make available free of charge through our website our periodic and other reports filed with or furnished to the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.  Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K or any other filings that we make from time to time with the SEC.

OPERATIONS

As of September 18, 2012, we operated 620 stores in 42 states.  None of our stores is franchised.  Our stores are intended to appeal to both the traveler and the local customer and we believe they have consistently been a consumer favorite.  We are often recognized for the quality of our operations.  A brand metrics survey completed by Technomic, a leading fact-based consulting and research firm serving the food industry, found that consumers view Cracker Barrel as unique when compared to its competitors, and they rank Cracker Barrel as the leader in several categories, including menu variety, availability of healthy options, friendliness, value and quality.  Most recently, in August 2012, we took first place in the Family-Dining category in the Consumer Picks survey sponsored by Nation’s Restaurant News.  Results showed Cracker Barrel had the highest ranking in several categories, including service, menu variety and likely to return.

Store Format: The format of our stores consists of a trademarked rustic, old country-store design offering a full-service restaurant menu featuring home-style country food and a wide variety of decorative and functional items featuring rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods.  All stores are freestanding buildings.  Store interiors are subdivided into a dining room occupying approximately 28% of the total interior store space, and a gift shop occupying approximately 22% of such space, with the balance primarily consisting of kitchen, storage and training areas.  All stores have stone fireplaces and are decorated with antique-style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests while waiting for a table in our dining room or after enjoying a meal and are sold by the gift shop.  The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

Index

Products:  Our restaurants, which generated approximately 80% of our total revenue in 2012, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Except for Christmas day, when they are closed, and Christmas Eve when they close at 2:00 p.m., our restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays).  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, salads, sandwiches, soups and specialty items such as pinto beans and turnip greens.  We may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials which include some of our favorite entrées in lunch-sized portions.  Our menu also has daily dinner features that showcase a popular dinner entrée for each day of the week.  There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest during 2012 was $9.44, which represents a 2.4% increase over the prior year.

The following table highlights the price ranges for our meals in 2012:

Prices Range
Breakfast	$3.29 to $ 8.99
Lunch and Dinner	$3.99 to $13.49

The following table highlights each day-part’s percentage of restaurant sales in 2012:

Percentage of Restaurant Sales in 2012
Breakfast Day-Part (until 11:00 a.m.)	24%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	38%
Dinner (4:00 p.m. to close)	38%

We also offer items for sale in our gift shops that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes. Our gift shops, which generated approximately 20% of our total revenue in 2012, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CD’s, cookware, old-fashioned-looking ceramics, figurines, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves and other food items.

The following table highlights the five categories which accounted for the largest shares of our retail sales in 2012:

Percentage of Retail Sales in 2012
Apparel and Accessories	27%
Home	19%
Food	18%
Toys	13%
Fragrance	8%

Our typical gift shop features approximately 3,600 stock keeping units.  Many of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $411 per square foot in 2012 on a 53-week basis) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically restaurant guests.  We served an average of approximately 6,700 restaurant guests per week in a typical store in 2012.

Index

Product Development and Merchandising:  We maintain a product development department, which develops new and improved menu items either in response to shifts in customer preferences or to create customer interest.  We utilize a formal development and testing process which includes guest research and in-store market tests to ensure products brought to market have a greater likelihood of meeting our goals.  Menu driven growth is built through three areas:  enhancements to our current core menu offerings, the addition of new core menu offerings and limited time offer promotions we call seasonal events. Our merchandising department selects and develops products for our gift shop.  We are focused on driving retail sales by converting those customers who come to us for a restaurant visit.  We follow a core and seasonal theme approach to meet the expectations of our guests while also providing new offerings to maintain high purchase levels.  Our music program serves to deliver sales, provides a promotional platform for us, and, deepens and extends our country lifestyle associations.  Some of the most recent additions to our exclusive music program include Ronnie Dunn, Dolly Parton Live and Edens Edge.

Store Management and Quality Controls: Our store management, typically consisting, at each store, of one general manager, four associate managers and one retail manager, is responsible for an average of 102 employees on two shifts.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate store managers to improve sales and operational performance, we maintain a bonus plan designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plan also rewards managers who achieve specific operational targets.  We also employ district managers to support individual store managers and regional vice presidents to support individual district managers.  Each restaurant district manager oversees seven to nine individual stores and each restaurant regional vice president supports eight to ten district managers.  Each retail district manager oversees eleven to fifteen individual stores and each retail regional vice president supports nine to eleven district managers.  Each store is assigned to both a restaurant and a retail district manager and each district is assigned to both a restaurant and a retail regional vice president.  The various levels of restaurant and retail management work closely together to allow our stores to deliver a unique, integrated guest experience.

To ensure that individual stores are operated at a high level of quality, we focus significant attention on the selection and training of store managers.  The store management recruiting and training program begins with an evaluation and screening process.  In addition to multiple interviews and verification of background and experience, we conduct testing designed to identify those applicants most likely to be best suited to manage store operations. Candidates who successfully pass this screening process are then required to complete a training program.  The restaurant manager training program consists of five weeks of in-store training and three weeks of training at our home office.  The retail manager training program consists of three weeks of in-store training and two weeks of training at our home office.  Our training programs provide us with managers who can effectively demonstrate the ability to deliver a great guest experience through the leadership and execution of our operating systems.  This program allows new managers the opportunity to become familiar with our operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility.  We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including a mix of hands-on, classroom, written and Internet-based training.  Each store is equipped with dedicated training computers for the Internet-based computer-assisted instruction programs.  Additionally, each store typically has an employee training coordinator who oversees the training of the store’s hourly employees.

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

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2012:

Percentage of Food Purchases in 2012
Fruits and vegetables	14%
Dairy (including eggs)	13%
Beef	12%
Poultry	10%
Pork	10%

Index

Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2012 was chicken tenderloin at approximately 5% of food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors including local vendors.  Eggs are purchased through two vendors.  We purchase our beef through ten vendors and our poultry and pork each through nine vendors.  Should any food items from a particular vendor become unavailable, we believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 80% in 2012) directly from domestic and international vendors and warehouse them at a retail distribution center in Lebanon.  The distribution center, which we lease, is an approximately 370,000 square foot warehouse facility and includes an additional approximate 14,000 square feet of office and maintenance space.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to our stores.  Approximately 38% of our 2012 retail purchases were directly from vendors in the People’s Republic of China.  We have relationships with foreign buying agencies to source purchased product, monitor quality control and supplement product development.

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

Marketing: We employ multiple mediums to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests. In 2012, we had over 1,600 billboards and this expenditure accounted for 49% of our total advertising spend.  We believe we are among the top billboard advertisers in the restaurant industry.  Broadcast media has taken on a larger role for our company as we look to build consideration for local visits with two flights of broadcast media each year during our key seasonal periods.  Each flight includes national cable television and spot radio (in markets covering close to 70% of our stores).  We continue to increase our efforts in the digital space to drive preference and engagement with the brand.  We now have properties on multiple social media sites, including a customer relationship management program, an e-commerce platform and our brand site.  Our exclusive music program drives awareness for the brand and builds cultural relevance and affinity with our guests.  We continue to have multiple releases each year with specific promotional support for each release.  In 2013, we plan to spend approximately 2.2% of our revenues on advertising which is comparable to our spending in the prior year.  Outdoor advertising is expected to represent approximately 50% of advertising expenditures in 2013.

Index

STORE DEVELOPMENT

We opened 13 new stores in 2012.  We plan to open 12 new stores during 2013, four of which were open as of September 18, 2012.

Our stores are located primarily along interstate highways; however, as of September 18, 2012, 99 (or approximately 16%) of our stores are located near "tourist destinations" or are considered “off-interstate” stores.  In 2013, we intend to open approximately half of our new stores along interstate highways as compared to seven in 2012.  We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and by locating in certain local markets where our guests live and work.  We have identified approximately 200 to 300 trade areas for potential future development with characteristics that appear to be consistent with those believed to be necessary to support successful stores.

Of the 620 stores open as of September 18, 2012, we own the land and buildings for 409, while the other 211 properties are either ground leases or ground and building leases. Land costs for stores opened during 2012 were in the range of $1,000 to $1,400 per site if owned.  Building, site improvement, furniture, equipment and related development costs for stores opened during 2012 were in the range of $2,400 to $3,100 per store.  Pre-opening costs were in the range of $270 to $360 per store in 2012.

Our current store prototype is approximately 8,900 square feet including aprroximately 2,100 square feet of retail selling space and has dining room seating for 177 guests. Our capital investment in new stores may differ in the future due to building design specifications, site location and site characteristics.  In 2013, we plan to open 12 stores of approximately 9,000 square feet with seating for 177 guests.

EMPLOYEES

As of August 3, 2012, we employed approximately 70,000 people, of whom 458 were in advisory and supervisory capacities, 3,674 were in-store management positions and 38 were officers.  Many store personnel are employed on a part-time basis.  None of our employees are represented by any union and management considers its employee relations to be good.

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

SEASONAL ASPECTS

Historically, our profits have been lower in the first and third fiscal quarters and higher in the second and fourth fiscal quarters.  We attribute these variations primarily to the Christmas holiday shopping season and the summer vacation and travel season.  Our gift shop sales, which are made substantially to our restaurant guests, historically have been highest in our second quarter, which includes the Christmas holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby generally contributing to higher profits in the Company’s fourth quarter.  We also generally open additional new stores throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

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

Index

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

In addition, many of the factors discussed above, along with the current economic environment and the related impact on available credit, may affect us and our suppliers and other business partners, landlords, and customers in an adverse manner including, but not limited to, reducing access to liquid funds or credit (including through the loss of one or more financial institutions that are a part of our revolving credit facility), increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our credit facility and our derivative and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular, will improve, or even remain static, in 2013, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

Index

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The restaurant and retail industries are intensely competitive, and we face many well-established competitors.  We compete within each market with national and regional restaurant chains and locally-owned restaurants.  Competition from other regional or national restaurant chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  However, we also face growing competition as a result of the trend toward convergence in grocery, deli, retail and restaurant services, particularly in the supermarket industry.  Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices.  We compete primarily on the quality, variety and value perception of menu and retail items. The number and location of stores, the growth of e-commerce, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors. We anticipate that intense competition will continue with respect to all of these factors.  We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and competitive pressures could affect both the availability and cost of these important resources.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The price and availability of food, ingredients, merchandise and utilities used by our stores could adversely affect our revenues and results of operations.

We are subject to the general risks of inflation, and our operating profit margins and results of operations depend significantly on our ability to anticipate and react to changes in the price, quality and availability of food and other commodities, ingredients, retail merchandise, utilities and other related costs over which we have little control.  Fluctuations in economic conditions, weather, demand and other factors affect the availability, quality and cost of the ingredients and products that we buy.  Some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather, which could result in greater volatility in product supply and price.  Furthermore, many of the products that we use and their costs are interrelated.  The increased global demand for corn, wheat and dairy products has increased feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations.  In addition, because we provide a moderately-priced product, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases.

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

Possible shortages or interruptions in the supply of food items and other supplies to our stores caused by inclement weather, natural disasters such as droughts, floods and earthquakes, the inability of our vendors to obtain credit in a tightened credit market or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy and the operations of our stores.  Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products that are critical to our store operations.  If we temporarily close a store or remove popular items from a store’s menu or product assortment, that store may experience a significant reduction in revenue during the time affected by the shortage or thereafter as a result of our customers changing their dining and shopping habits.

Index

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

•
require a substantial portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness and reduce our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements or to pay dividends; and

•	limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to our competitors.

There are various financial covenants and other restrictions in our credit facility. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity.  A default under our credit agreement may also significantly affect our ability to obtain additional or alternative financing.  For example, the lenders’ ongoing obligation to extend credit under the revolving credit facility is dependent upon our compliance with these covenants and restrictions.

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

Our advertising is heavily dependent on billboards, which are highly regulated; our evolving marketing strategy poses a risk of increased advertising and marketing costs that could adversely affect our results of operations.

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

Additionally, as we continue to build stores away from our traditional interstate locations and evolve our marketing strategy, we are increasingly utilizing what others might consider more traditional methods of advertising, such as national cable television, radio, direct mail, newspaper, and online and digital media.  While we use these types of advertising from time to time, their effects upon our revenues and, in turn, our profits, are uncertain.  Additionally, if our competitors increased their spending on advertising and promotions, we could be forced to substantially increase our advertising, media or marketing expenses.  If we did so or if our current advertising and promotion programs become less effective, we could experience a material adverse effect on our results of operations.

Index

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

Some of our business processes are currently outsourced to third parties.  Such processes include distribution of food and retail products to our store locations, credit card authorization and processing, gift card tracking and authorization, health care and workers’ compensation insurance claims processing, tax credit documentation and approval and externally hosted business software applications. We cannot ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities, and there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services could have an adverse effect on our financial condition and results of operations.

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

A significant risk in executing our business strategy is locating and securing an adequate supply of suitable new store sites.  Competition for suitable store sites and operating personnel in our target markets is intense, and we cannot assure you that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period.  The ongoing slowdown in commercial development activity has limited the availability of attractive sites for new stores, and we believe this slowdown will continue for an extended period of time.  Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores from existing stores, could materially adversely affect our business strategy.  Our ability to open new stores successfully also depends on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following:

•	our ability to control construction and development costs of new stores;

•	our ability to manage the local, state or other regulatory, zoning and licensing processes in a timely manner;

Index

•	our ability to appropriately train employees and staff the stores;

•	consumer acceptance of our stores in new markets;

•	our ability to manage construction delays related to the opening of any facility; and

•	our ability to secure required governmental approvals and permits in a timely manner, or at all.

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

The sale of food and prepared food products for human consumption involves the risk of injury to our customers.  Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases.  Additionally, many of the food items on our menu contain beef and chicken. The preferences of our customers toward beef and chicken could be affected by health concerns about the consumption of beef or chicken or health concerns and publicity concerning food quality, illness and injury generally.  In recent years there has been publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, salmonella, the bird/avian flu, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken, pork, dairy and eggs.  In addition, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.  In the event a health pandemic occurs, customers might avoid public places, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.  A regional or global health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our stores. In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products.  A decrease in guest traffic to our stores, a change in our mix of products sold or an increase in costs as a result of these health concerns either in general or specific to our operations, could result in a decrease in sales or higher costs to our stores that would materially harm our business.

Index

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

Index

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

In March 2010, the President signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 and, in June 2012, the U.S. Supreme Court upheld the constitutionality of the law except for certain parts related to the expansion of Medicaid.  Although we cannot predict with certainty the financial and operational impacts the law will have on us, we expect that our expenses related to employee health benefits will increase over the long term as a result of the law.  Any such increases could adversely affect our business, financial condition and results of operations.  The law requires restaurant companies such as ours to disclose calorie information on their menus.  We do not expect to incur any material costs from compliance with this provision of the law, but cannot anticipate the changes in guest behavior that could result from the implementation of this provision, which could have an adverse effect on our sales or results of operations.

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

Index

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

We rely extensively on our information technology and telecommunication systems to process transactions, summarize results and manage our business and our supply chain.  Our information technology and telecommunication systems are subject to damage or interruption from power outages, computer, network, cable system, internet and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology and telecommunication systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we could suffer loss of critical data and interruptions or delays in our operations in the interim.  Any material interruption in our information technology and telecommunication systems could adversely affect our business or results of operations.

A privacy breach could adversely affect our business.

The protection of customer, employee and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.  In addition, customers and employees have a high expectation that we will adequately protect their personal information. For example, in connection with credit card sales, we transmit confidential credit card information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If we fail to comply with the laws and regulations regarding privacy and security or experience a security breach, we could be exposed to risks of data loss, fines, a loss of the ability to process credit and debit card payments, litigation and serious disruption of our operations.  Additionally, any resulting negative publicity could significantly harm our reputation.

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

We recently received a notice from Biglari Holdings, Inc. (“BH”), the owner of Steak N Shake and Western Sizzlin’ restaurants, that indicates BH’s intention to nominate Sardar Biglari, BH’s chairman and chief executive officer, and Phillip Cooley, BH’s Vice Chairman, for election to our board of directors at our 2012 annual meeting of shareholders.  If a proxy contest involving BH ensues, or if we become engaged in a proxy contest with another activist shareholder in the future, our business could be adversely affected because:

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

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock.  The shareholder rights plan is currently scheduled to expire in 2015, but would expire promptly following the 2012 annual shareholders meeting if the shareholder rights plan is not approved by our shareholders. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock.  The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire us on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights plan or are otherwise not approved by our board of directors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our home office headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee.  We utilize approximately 250,000 square feet of office space for our home office headquarters and decorative fixtures warehouse.  We also lease our retail distribution center which consists of approximately 370,000 square feet of warehouse facilities and an additional approximate 14,000 square feet of office and maintenance space.

In addition to the various corporate facilities, we have six owned properties for future development, a motel used for housing management trainees and for the general public, and six parcels of excess real property and improvements that we intend to dispose of.

Index

In addition to the properties mentioned above, we own or lease the following store properties as of September 18, 2012:

State			State
	Owned	Leased		Owned	Leased
Tennessee	36	14	Oklahoma	6	2
Florida	40	18	Maryland	3	4
Texas	30	16	New Jersey	2	4
Georgia	30	14	Wisconsin	5	-
North Carolina	24	13	Colorado	3	1
Kentucky	22	13	Kansas	3	1
Ohio	22	9	Massachusetts	-	4
Virginia	19	12	New Mexico	3	1
Alabama	20	9	Utah	4	-
Indiana	21	7	Iowa	3	-
South Carolina	14	12	Connecticut	1	1
Pennsylvania	9	14	Montana	2	-
Illinois	20	2	Nebraska	1	1
Missouri	14	3	Delaware	-	1
Michigan	13	3	Idaho	1	-
Arizona	2	11	Maine	-	1
Arkansas	5	6	Minnesota	1	-
Mississippi	8	3	New Hampshire	1	-
Louisiana	8	2	North Dakota	1	-
West Virginia	3	7	Rhode Island	-	1
New York	8	1	South Dakota	1	-
			Total	409	211

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	54	President and Chief Executive Officer

Michael A. Woodhouse	67	Executive Chairman

Lawrence E. Hyatt	57	Senior Vice President and Chief Financial Officer

Douglas E. Barber	55	Executive Vice President and Chief People Officer

Christopher A. Ciavarra	41	Senior Vice President, Marketing

Laura A. Daily	48	Senior Vice President, Retail

Nicholas V. Flanagan	46	Senior Vice President, Operations

Edward A. Greene	57	Senior Vice President, Strategic Initiatives

P. Douglas Couvillion	48	Vice President, Corporate Controller and Principal Accounting Officer

Michael J. Zylstra	46	Vice President, General Counsel and Secretary

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us in various capacities since 2009.  Ms. Cochran served as our Executive Vice President and Chief Financial Officer from March 2009 to November 2010, and as President and Chief Operating Officer from November 2010 until September 2011 when she assumed her current position.  In September 2011, she also became a member of our board of directors.  Prior to March 2009, she was the Chief Executive Officer of Books-A-Million, Inc., having assumed that role in 2004 after serving in various capacities there since 1992.  Ms. Cochran has 19 years of experience in the retail industry and three years of experience in the restaurant industry.

Mr. Woodhouse has been employed with us in various capacities since 1995.  Mr. Woodhouse served as our Senior Vice President of Finance and Chief Financial Officer from January 1999 to July 1999, as Executive Vice President and Chief Operating Officer (“COO”) from August 1999 until July 2000, as President and COO from August 2000 until July 2001, and then as President and Chief Executive Officer from August 2001 until November 2004, as Chairman, President and Chief Executive Officer from December 2004 until November 2010, and then as Chairman and Chief Executive Officer until September 2011 when he assumed his current position. Mr. Woodhouse has 28 years of experience in the restaurant industry and 19 years of experience in the retail industry. In August 2012, Mr. Woodhouse announced his retirement as Executive Chairman effective November 7, 2012.  Additionally, Mr. Woodhouse announced that he will not stand for election to our Board of Directors at our 2012 annual meeting of shareholders.

Mr. Hyatt has been employed with us as Senior Vice President and Chief Financial Officer since January 2011.  He has over 20 years of experience as Chief Financial Officer with various organizations.  Prior to January 2011, he was the Chief Financial Officer and Treasurer of O’Charley’s Inc., having assumed that role in 2004.  He also served as Interim President and Chief Executive Officer of O’Charley’s Inc. from February 2009 through June 2009.  Mr. Hyatt’s previous positions include serving as Executive Vice President and Chief Financial Officer of Cole National Corporation, a specialty retailer; as Chief Financial and Restructuring Officer of PSINet, Inc., an internet service provider; as Chief Financial Officer of HMS Host Corporation, a subsidiary of Autogrill S.p.A.; and as Chief Financial Officer of Sodexho Marriott Services, Inc., a food services and facilities management company, and its predecessor company. Mr. Hyatt has ten years of experience in the restaurant industry and four years of experience in the retail industry.

Index

Mr. Barber has been employed with us since 2003.  From 2003 to 2010, he served in various capacities including Senior Vice President of Restaurant Operations and COO.  He assumed his current position in 2010.  Prior to 2003, he was with Metromedia Family Steakhouse, a division of Metromedia Restaurant Group, Inc., in various capacities since 1979 where he served as President from 1995 to 2003.  Mr. Barber has 33 years of experience in the restaurant industry.

Mr. Ciavarra has been employed with us since 2008.  He assumed his current position in 2010.  Prior to 2008, he was the Director of Marketing for Aramark Corporation from 2005 to 2008.  In addition, he was a consultant for us from 2001 to 2005.  Mr. Ciavarra has over 12 years of experience in the restaurant industry and over seven years of experience in the retail industry.

Ms. Daily has been employed with us as Senior Vice President of Retail since May 2012.  She has over 20 years of experience as a merchant with a number of retail organizations.  Prior to May 2012, she served as Vice President for Ballard Designs, an Internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company.  Ms. Daily’s previous positions prior to joining Ballard Designs in 1997 included merchandising, planning and store operations positions with Spiegel, Inc. and Carson Pirie Scott.

Mr. Flanagan has been employed with us since 2004.  From 2004 to 2010, he served in various capacities including Vice President of Restaurant Operations.  He assumed his current position in November 2010.  Prior to 2004, he was a 15-year veteran of S&A Restaurant Corporation where he served in several leadership roles.  Mr. Flanagan has over 23 years of experience in the restaurant industry.

Mr. Greene has been employed with us in his current capacity since October 2005. From August 1996 to October 2005, he worked for Restaurant Services, Inc., the independent purchasing cooperative which provides supply chain management services for Burger King Corporation and its franchisees, serving most recently as its Vice President, Food and Packaging Purchasing.  Mr. Greene began his career with The Pillsbury Company and has over 34 years of combined experience in the restaurant and food processing industries.

Mr. Couvillion has been employed with us since 2001 in various capacities including Vice President of Finance.  He assumed his current position in July 2011.  Prior to 2001, he was with Landry's Restaurants, Inc. since 1993 where he served in various capacities including Controller and Director of Finance.  Mr. Couvillion began his career in public accounting with Touche Ross & Co. and has 18 years of experience in the restaurant industry and 11 years of experience in the retail industry.

Mr. Zylstra has been employed with us in various capacities since 1992.  He assumed his present position in  January 2012 after serving as Vice President, Associate General Counsel and Assistant Corporate Secretary since 1999.  Mr. Zylstra has 20 years experience in the restaurant and retail industry, all with Cracker Barrel Old Country Store, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 9,444 shareholders of record as of September 18, 2012.

The following table indicates the high and low sales prices of our common stock, as reported by The Nasdaq Global Select Market, and dividends paid for the quarters indicated.

	Fiscal Year 2012			Fiscal Year 2011
	Prices		Dividends	Prices		Dividends
	High	Low	Paid	High	Low	Paid
First	$45.80	$37.31	$0.22	$54.58	$43.65	$0.20
Second	53.77	41.08	0.25	57.79	50.27	0.22
Third	59.90	52.02	0.25	53.54	47.01	0.22
Fourth	64.33	56.26	0.25	53.86	42.79	0.22

See Note 5 to Consolidated Financial Statements with respect to dividend restrictions.

Index

See the table labeled “Equity Compensation Plan Information” to be contained in the 2012 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended August 3, 2012 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.  All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
4/28/12 – 5/25/12	--	$--	--	Indeterminate (2)
5/26/12 – 6/22/12	45,138	$58.56	45,138	Indeterminate (2)
6/23/12 – 8/3/12	--	$--	--	Indeterminate (2)
Total for the quarter	45,138	$58.56	45,138	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.

(2)
On September 13, 2011, we announced that we were authorized to repurchase up to $65,000 of our common stock.  On September 19, 2012, we announced that we have been authorized to repurchase up to $100,000 of our common stock.

Index

ITEM 6. SELECTED FINANCIAL DATA

	(Dollars in thousands except percentages and share data)
	For each of the fiscal years ended
	August 3, 2012(a)	July 29, 2011(b)	July 30, 2010(c)	July 31, 2009(d)(e)	August 1, 2008(e)
Selected Income Statement Data:
Total revenue	$2,580,195	$2,434,435	$2,404,515	$2,367,285	$2,384,521
Income from continuing operations	103,081	85,208	85,258	65,957	65,303
Net income	103,081	85,208	85,258	65,926	65,553
Basic net income per share:
Income from continuing operations	4.47	3.70	3.71	2.94	2.87
Net income per share	4.47	3.70	3.71	2.94	2.88
Diluted net income per share:
Income from continuing operations	4.40	3.61	3.62	2.89	2.79
Net income per share	4.40	3.61	3.62	2.89	2.80
Dividends declared per share (f)	$1.15	$0.88	$0.80	$0.80	$0.72
Dividends paid per share	$0.97	$0.86	$0.80	$0.78	$0.68

As Percent of Total Revenue:
Cost of goods sold	32.1%	31.7%	31.0%	32.3%	32.4%
Labor and related expenses	36.8	37.1	37.8	38.7	38.2
Other store operating expenses	18.0	18.6	18.2	17.8	17.7
Store operating income	13.1	12.6	13.0	11.2	11.7
General and administrative expenses	5.7	5.7	6.1	5.1	5.4
Impairment and store dispositions, net	--	--	0.1	0.1	--
Operating income	7.4	6.9	6.8	6.0	6.3
Income before income taxes	5.7	4.8	4.8	3.8	3.9

Selected Balance Sheet Data:
Working capital (deficit)	$18,249	$(21,188)	$(73,289)	$(66,637)	$(44,080)
Total assets	1,418,992	1,310,884	1,292,067	1,245,181	1,313,703
Current interest rate swap liability	20,215	--	--	--	--
Long-term debt	525,036	550,143	573,744	638,040	779,061
Long-term interest rate swap liability	14,166	51,604	66,281	61,232	39,618
Other long-term obligations	114,897	105,661	93,822	89,670	83,224
Shareholders’ equity	382,675	268,034	191,617	135,622	92,751

Selected Cash Flow Data:
Purchase of property and equipment, net	$80,170	$77,686	$69,891	$67,842	$87,849
Share repurchases	14,923	33,563	62,487	--	52,380

Selected Other Data:
Common shares outstanding at end of year	23,473,024	22,840,974	22,732,781	22,722,685	22,325,341
Stores open at end of year	616	603	593	588	577

Average Unit Volumes(g):
Restaurant	$3,369	$3,234	$3,226	$3,209	$3,282
Retail	863	837	832	841	898

Comparable Store Sales(h):
Period to period increase (decrease) in comparable store sales:
Restaurant	2.2%	0.2%	0.8%	(1.7)%	0.5%
Retail	1.6	0.7	(0.9)	(5.9)	(0.3)
Memo: Number of stores in comparable base	591	583	569	550	531

(a)
Fiscal 2012 consisted of 53 weeks while all other periods presented consisted of 52 weeks.  The estimated impact of the additional week was to increase consolidated fiscal 2012 results as follows:  total revenue, $51,059; store operating income, 0.2% of total revenue ($11,093); operating income, 0.2% of total revenue ($9,723); net income, 0.2% of total revenue ($6,280); and diluted net income per share, $0.27.   As part of our restructuring of our field organization in April 2012, we incurred severance charges of $1,660, which are included in general and administrative expenses.  We also incurred $5,203 in costs related to the December 2011 proxy contest, which are also included in general and administrative expenses.

(b)
Includes impairment charges of $3,219 before taxes and pre-tax gains on store dispositions of $4,109.  Our debt refinancing in the fourth quarter of fiscal 2011 resulted in additional interest expense of $5,136 related to transaction fees and the write-off of deferred financing costs.  During the fourth quarter of fiscal 2011, as part of our cost reduction and organization streamlining initiative, we incurred severance charges of $1,768, which are included in general and administrative expenses.  We also incurred $404 in costs related to the December 2011 proxy contest, which are also included in general and administrative expenses.

(c)	Includes impairment charges of $2,672 before taxes.
(d)
Includes impairment charges of $2,088 before taxes.  We completed sale-leaseback transactions involving 15 of our stores and our retail distribution center in the fourth quarter of fiscal 2009 (see Note 10 to the Consolidated Financial Statements).  Net proceeds from the sale-leaseback transactions together with excess cash flow from operations were used to pay down $142,759 of long-term debt.

(e)	Certain expenses and proceeds related to the divestiture of Logan’s Roadhouse, Inc. are reported in discontinued operations in fiscal 2008 and fiscal 2009.
(f)	In the first quarter of 2013, our Board of Directors declared a dividend of $0.50 per share payable on November 5, 2012 to shareholders of record on October 19, 2012.
(g)	Average unit volumes include sales of all stores. Fiscal 2012 includes a 53rd week while all other periods presented consist of 52 weeks.
(h)	Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year; and are measured on comparable calendar weeks.

Index

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the Consolidated Financial Statements and notes thereto.  Readers also should carefully review the information presented under the section entitled “Risk Factors” and other cautionary statements in this report.  All dollar amounts (other than per share amounts) reported or discussed in this MD&A are shown in thousands.  References in MD&A to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

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

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop area offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 18, 2012, the Company operated 620 Cracker Barrel stores located in 42 states.

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

Additionally, economic, seasonal and weather conditions affect the restaurant business.  Adverse economic conditions and unemployment rates affect consumer discretionary income and dining and shopping habits.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby contributing to higher profits in our fourth quarter.  Retail sales, which are made substantially to our restaurant guests, are strongest in the second quarter, which includes the Christmas holiday shopping season.  Severe weather also affects restaurant and retail sales adversely from time to time.

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

Percentage of retail sales to total sales indicates the relative proportion of spending by guests on retail product at our stores and helps identify overall effectiveness of our retail operations.  Management uses this measure to analyze a store’s ability to convert restaurant traffic into retail sales since we believe that the substantial majority of our retail customers are also guests in our restaurants.

Average check per guest is an indicator which management uses to analyze the dollars spent per guest in our stores on restaurant purchases.  This measure aids management in identifying trends in guest preferences as well as the effectiveness of menu price increases and other menu changes.

Store operating margins are defined as total revenue less cost of goods sold, labor and other related expenses and other store operating expenses, all as a percentage of total revenue.  Management uses this indicator as a primary measure of operating profitability.

Company Performance in 2012

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry.  We believe our strategic focus on six key business priorities and our operational execution of those priorities during 2012 resulted in revenue growth during the year, positive comparable store restaurant and retail sales for the year with both comparable store traffic and sales out-performing the Knapp-Track™ Index for the year and higher profit as compared to the prior year.

Index

Our six priorities for 2012 and how they impacted 2012 are as follows:

•	Introduce new marketing messaging to reinforce the authentic value provided by Cracker Barrel.

We launched our “Handcrafted by Cracker Barrel” campaign with national cable TV and spot radio ads.  We focused broadcast media support around our peak sales periods, the holiday season (our second fiscal quarter) and the summer travel season (our fourth fiscal quarter).  We believe indicators of the new advertising strategy’s success include (i) three successive quarters of increased year-over-year traffic growth starting in the second quarter and (ii) out-performance of the Knapp-Track Casual Dining Index during the second, third and fourth quarters of our fiscal year.

•	Refine our menu and pricing to increase variety and everyday affordability.

In the first quarter of the fiscal year, we introduced weekday $5.99 Daily Lunch Specials which we believe drove an increase in weekday lunch sales and traffic over the course of the year.  In the fourth quarter, we enhanced our salad offerings, reformulating all the salads on the menu and adding several new ones that will continue on the regular menu and provide guests with additional healthier options alongside our traditional home-style fare.

•	Enhance the restaurant operating platform to sustainably improve the guest experience.

Throughout the year, we made improvements to our core operations to enable our employees to provide a great Cracker Barrel experience to our guests. These improvements included changes in processes and procedures, and the installation of new equipment and technology.  The success of our efforts to enhance the operating platform was validated by our higher year-over-year overall guest satisfaction scores during 2012.  We also achieved organizational highs for the following categories:  overall value, taste of the food, temperature of the food, attentiveness of server, speed of receiving order, friendliness of server, cleanliness of dining area, friendliness of host/hostess, retail service, and timeliness/efficiency in check out.  In addition, we set a company sales record on Thanksgiving – which we then were able to improve upon with a record-breaking Mother’s Day.

•	Drive retail sales using innovative tactics, with a focus on delivering value and creating a further connection to the brand for our guests.

Further defining the distinctive Cracker Barrel experience, we focused on merchandising our stores with unique and nostalgic items.  We saw growth throughout the year in one of our strongest categories, apparel and accessories. We also developed and grew proprietary product lines, including our branded Butterflies doll line, a unique and fun collection featuring $19.99 dolls with their own personalities, stories, and accessories.  In May 2012, we hired a new Senior Vice President of Retail.

•	Employ focused cost reduction.

We have eliminated many annual expenses, including a restructuring of home office employees in July 2011 to decrease general and administrative expenses and a restructuring of our field organization in April 2012 to better align our restaurant and retail operations under central leadership.  We also completed the first phase of a labor management system which helps store managers better direct weekly training, productivity, and execution.  Additionally, we completed the rollout of our transportation management system, which we believe will improve efficiency in the distribution of our retail merchandise. As a result of these initiatives and others, operating income increased as a percentage of revenues from 6.9% in 2011 to 7.4% in 2012.

•	Enhance shareholder value using a balanced approach to capital allocation.

We repaid $25,100 in long term debt.  Direct shareholder return was enhanced by the repurchase of 265,538 shares of our common stock and an 80% increase in our quarterly dividend to $0.40 per quarter.  During 2012, we opened 13 new Cracker Barrel locations and reinvested approximately $80,200 in the Company through capital expenditures.

Index

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

				Period to Period
	Relationship to Total Revenue			Increase (Decrease)
	2012*	2011	2010	2012 vs 2011	2011 vs 2010
Total revenue	100.0%	100.0%	100.0%	6%	1%
Cost of goods sold	32.1	31.7	31.0	7	4
Gross profit	67.9	68.3	69.0	5	--
Labor and other related expenses	36.8	37.1	37.8	5	--
Other store operating expenses	18.0	18.6	18.2	3	3
Store operating income	13.1	12.6	13.0	10	(2)
General and administrative	5.7	5.7	6.1	5	(5)
Impairment and store dispositions, net	--	--	0.1	(100)	(122)
Operating income	7.4	6.9	6.8	14	2
Interest expense	1.7	2.1	2.0	(13)	5
Income before income taxes	5.7	4.8	4.8	26	--
Provision for income taxes	1.7	1.3	1.3	42	--
Net income	4.0	3.5	3.5	21	--
*2012 consists of 53 weeks while the other periods presented consist of 52 weeks.

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2012	2011	2010
Revenue in dollars: (1)
Restaurant	$2,054,127	$1,934,049	$1,911,664
Retail	526,068	500,386	492,851
Total revenue	$2,580,195	$2,434,435	$2,404,515
Total revenue percentage increase(1)	6.0%	1.2%	1.6%
Total revenue by percentage relationships:
Restaurant	79.6%	79.4%	79.5%
Retail	20.4%	20.6%	20.5%
Comparable number of stores	591	583	569
Comparable store averages per store: (2)
Restaurant	$3,375	$3,238	$3,238
Retail	861	833	829
Total	$4,236	$4,071	$4,067
Restaurant average weekly sales (3)	$63.6	$62.2	$62.0
Retail average weekly sales (3)	16.3	16.1	16.0
(1)	2012 consists of 53 weeks while the other periods presented consist of 52 weeks.
(2)	2012 is calculated on a 53-week basis while the other periods are calculated on a 52-week basis.
(3)	Average weekly sales are calculated by dividing net sales by operating weeks and include all stores.

Total revenue benefited from the opening of 13, 11 and 6 stores in 2012, 2011 and 2010, respectively, partially offset by the closing of one store in both 2011 and 2010.  Total revenue in 2012 also benefited from the additional week in 2012, which resulted in an increase in revenues of $51,059.

Index

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase
	2012 vs 2011	2011 vs 2010
	(591 Stores)	(583 Stores)
Restaurant	2.2%	0.2%
Retail	1.6	0.7
Restaurant & Retail	2.1	0.3
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

Our comparable store restaurant sales increased from 2011 to 2012 resulting from a higher average check of 2.4%, including a 2.2% average menu price increase, partially offset by a decrease in guest traffic of 0.2%.  Our comparable store restaurant sales increased from 2010 to 2011 resulting from a higher average check of 2.2%, including a 2.0% average menu price increase, partially offset by a decrease in guest traffic of 2.0%.  We believe that the decreases in restaurant guest traffic in the first quarter of 2012 and 2011 resulted from continued uncertain consumer sentiment, high unemployment and reduced discretionary spending.  Starting in the second quarter of 2012, our guest traffic was positive in the three successive quarters.

We believe that the comparable store retail sales increase from 2011 to 2012 resulted from a more appealing retail merchandise selection than in the prior year and the growth of apparel, accessories and proprietary product lines. We believe that the comparable store retail sales increase from 2010 to 2011 resulted from a more appealing retail merchandise selection and a higher average retail selling price than in the prior year partially offset by a decrease in restaurant guest traffic.

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2012*	2011	2010
Cost of Goods Sold:
Restaurant	$553,478	$511,728	$489,781
Retail	274,006	260,743	256,037
Total Cost of Goods Sold	$827,484	$772,471	$745,818
*2012 consists of 53 weeks while all other periods presented consist of 52 weeks.

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:

	2012	2011	2010
Restaurant Cost of Goods Sold	26.9%	26.5%	25.6%

The increase from 2011 to 2012 is primarily the result of food commodity inflation of 4.5% partially offset by our menu price increase referenced above.  The increase from 2010 to 2011 is primarily the result of food commodity inflation of 2.9% partially offset by our menu price increase referenced above.  Changes in product mix and higher food waste also contributed to the year-over-year increase in restaurant cost of goods sold as a percentage of restaurant revenue from 2010 to 2011.

We presently expect the rate of commodity inflation to be approximately 5.0% to 6.0% in 2013 as compared to 2012.  We expect to offset the effects of food commodity inflation through a combination of menu price increases, supply contracts and other cost reduction initiatives.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:

	2012	2011	2010
Retail Cost of Goods Sold	52.1%	52.1%	52.0%

Index

Retail cost of goods sold as a percentage of retail revenue remained flat in 2012 as compared to 2011 and was relatively constant in 2011 as compared to 2010.

Restructurings

In April 2012, we restructured and streamlined our field organization to better align our restaurant and retail operations under central leadership.  The restructuring of the field organization and related changes in our headquarters in Lebanon, Tennessee, resulted in the elimination of approximately 20 positions.  As a result, we incurred severance charges of $1,660.  We estimate that this restructuring will generate annual pre-tax savings of approximately $5,000, of which approximately $3,500 will be realized as a reduction to general and administrative expenses and approximately $1,500 will be realized as a reduction to labor and related expenses.

In July 2011, we implemented a cost reduction and organization streamlining initiative, which resulted in the elimination of approximately 60 management and staff positions.  Most of the employees affected worked in our headquarters and the restructuring did not affect any store positions.  As a result, in the fourth quarter of 2011, we incurred severance charges of $1,768. Severance charges are recorded in general and administrative expenses (see sub-section below entitled “General and Administrative Expenses”).

Labor and Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue were 36.8%, 37.1% and 37.8% in 2012, 2011 and 2010, respectively.  The year-to-year percentage change from 2011 to 2012 resulted from the following:

2011 to 2012 (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor	(0.3%)
Health care costs	(0.2%)
Store bonus expense	0.2%

The decrease in store hourly labor costs as a percentage of total revenue resulted from improved productivity due to our enhanced labor management system and menu price increases being higher than wage inflation.

The decrease in our health care costs from 2011 to 2012 resulted from a change in our group policy.  Employee health care expenses in the calendar 2011 plan year were lower due to improvements in claims experience.  As a result of these improvements, we negotiated a retrospectively rated group policy during the first quarter of 2012.  This policy is retroactive to January 1, 2011 and provides for a reimbursement of health insurance premiums based on actual claims experience through the end of calendar year.  The terms of this policy resulted in us receiving approximately $5,200 in net reimbursement for these health insurance premiums during 2012, which reduced our health care costs.  This reduction was partially offset by higher claims experience in 2012.  Additionally, we do not expect to receive a reimbursement for health insurance premiums in 2013 and have included a provision for a retroactive increase during the second half of 2012.

Higher store bonus expense in 2012 as compared to 2011 reflected better performance against financial objectives in 2012 as compared to the prior year.

The year-to-year percentage change from 2010 to 2011 resulted from the following:

2010 to 2011 Decrease as a Percentage of Total Revenue
Store management compensation	(0.3%)
Health care costs	(0.2%)
Store hourly labor	(0.2%)

Index

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

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes and general insurance.  Other store operating expenses as a percentage of total revenue were 18.0%, 18.6% and 18.2% in 2012, 2011 and 2010, respectively.

The year-to-year percentage change from 2011 to 2012 resulted primarily from the following:

2011 to 2012 (Decrease) Increase as a Percentage of Total Revenue
Utilities	(0.2%)
Litigation settlement	(0.1%)
Credit card fees	(0.1%)
Supplies	(0.1%)
Advertising	0.2%

The decrease in utilities expense from 2011 to 2012 resulted primarily from lower natural gas costs.

In the first quarter of 2012, we received proceeds from a litigation settlement and recorded the proceeds as a gain in other store operating expenses since the settlement related to a matter previously recorded in other store operating expenses.   Because we believed this settlement represented a gain contingency, we did not record the gain until the settlement amount and timing were assured.

The decrease in credit card fees from 2011 to 2012 resulted from a reduction in debit card fee rates due to a change in Federal law governing such fees.  We believe that the decrease in supplies expense as a percentage of total revenue from 2011 to 2012 resulted primarily from our efforts to control this expense.

The increase in advertising expense from 2011 to 2012 resulted from our change in advertising strategy during 2012 in which we spent more on television advertising than in the prior year as a result of our entry into the national cable market in 2012.

The year-to-year percentage change from 2010 to 2011 resulted primarily from the following:

2010 to 2011 Increase as a Percentage of Total Revenue
Advertising	0.1%
Supplies	0.1%
General insurance expenses	0.1%

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

Index

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue were 5.7%, 5.7% and 6.1% in 2012, 2011 and 2010, respectively.

General and administrative expenses as a percentage of total revenue remained flat at 5.7% in 2012 as compared to 2011 as a result of the following offsetting variances:

2011 to 2012 (Decrease) Increase as a Percentage of Total Revenue
Payroll and related expenses	(0.5%)
Incentive compensation	0.3%
Expenses related to December 2011 proxy contest	0.2%

Lower payroll and related expenses in 2012 as compared to 2011 resulted primarily from our organizational restructurings (see sub-section above entitled “Restructurings”).  Higher incentive compensation in 2012 as compared to 2011 resulted primarily from better performance against financial objectives.

In August 2012, we were notified by a shareholder of its intent to nominate two candidates for election to our board of directors at the 2012 Annual Meeting of Shareholders in November 2012.  Should this nomination result in a proxy contest at the upcoming Annual Meeting of Shareholders, we would likely incur proxy contest costs in 2013, but management currently expects these costs to be modestly lower than incurred in 2012.

The year-to-year percentage change from 2010 to 2011 resulted from the following:

2010 to 2011 (Decrease) Increase as a Percentage of Total Revenue
Incentive compensation	(0.6%)
Payroll and related expenses	0.2%

The decrease in incentive compensation reflected lower performance against financial objectives in 2011 as compared to the prior year.  The increase in payroll and related expenses resulted primarily from severance charges related to our restructuring in July 2011 (see sub-section above entitled “Restructurings”) and an increase in the number of store managers in training.

Impairment and Store Dispositions, Net

Impairment and store dispositions, net consisted of the following at:

	2012	2011	2010
Impairment	$--	$3,219	$2,672
Gains on disposition of stores	--	(4,109)	--
Store closing costs	--	265	128
Total	$--	$(625)	$2,800

In 2011, we recorded impairment charges of $1,044 and $2,175, respectively, for office space classified as property held for sale and a leased store.  The leased store was impaired because of declining operating performance and resulting negative cash flow projections.  During 2010, we also determined that one leased store was impaired and closed one owned store, resulting in total impairment charges of $2,672.

During 2011, we sold two closed stores.  Additionally, one of our stores was acquired by the State of Florida for road expansion pursuant to eminent domain.  These transactions resulted in a net gain of $4,109.

Index

Interest Expense

The following table highlights interest expense for the past three years:

	2012	2011	2010
Interest expense	$44,687	$51,490	$48,959

The year-to-year decrease from 2011 to 2012 resulted primarily from the non-recurrence of costs related to our debt refinancing in July 2011 and lower average debt outstanding.  The additional week in 2012 increased interest expense by $811.  The year-to-year increase from 2010 to 2011 resulted primarily from costs related to our debt refinancing in July 2011 partially offset by lower average debt outstanding.  As part of our debt refinancing, we incurred additional expenses of $5,136 in 2011 related to transaction fees and the write-off of deferred financing costs. We presently expect a reduction in interest expense of approximately $8,000 to $9,000 in 2013 primarily because of the expiration of a seven-year interest rate swap with a fixed interest rate of 5.57% plus our current credit spread.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2012	2011	2010
Effective tax rate	29.5%	26.3%	26.3%

The increase in our effective tax rate from 2011 to 2012 resulted primarily from a net increase in our liability for uncertain tax positions in 2012, a deferred tax benefit for a state rate change realized in 2011 but not in 2012 and the increase in pretax income.   Our effective tax rate remained flat at 2011 compared to 2010.  We presently expect our effective tax rate for 2013 to be approximately 32% to 33% because of the expiration of the Work Opportunity Tax Credit offset by lower state taxes.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2012	2011	2010
Net cash provided by operating activities	$219,822	$138,212	$212,106
Net cash used in investing activities	(79,547)	(69,489)	(69,626)
Net cash used in financing activities	(40,587)	(64,149)	(106,389)
Net increase in cash and cash equivalents	$99,688	$4,574	$36,091

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at July 29, 2011, our borrowings under our revolving credit facility and proceeds from exercises of share-based compensation awards, were sufficient to finance all of our growth, share repurchases, dividend payments, working capital needs and other cash payment obligations in 2012.

We believe that cash at August 3, 2012, along with cash expected to be generated from our operating activities, the borrowing capacity under our revolving credit facility and expected proceeds from exercises of share-based compensation awards will be sufficient to finance our continuing operations, our continuing expansion plans, our share repurchase plans and our expected dividend payments for 2013.

Cash Generated from Operations

The increase in net cash flow provided by operating activities from 2011 to 2012 reflected lower annual bonus payments made in 2012 for the prior year’s performance, higher net income and the timing of payments for accounts payable and income taxes.

Index

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

Capital Expenditures

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:

	2012	2011	2010
Capital expenditures, net of proceeds from insurance recoveries	$80,170	$77,686	$69,891

Our capital expenditures consisted primarily of costs of new store locations and capital expenditures for maintenance programs in 2012 and 2011 and capital expenditures for maintenance programs in 2010.  The increases in capital expenditures from 2011 and 2012 and from 2010 to 2011 both resulted primarily from increases in the number of new store locations acquired and under construction as compared to the prior year partially offset by lower capital expenditures for maintenance programs.

We estimate that our capital expenditures during 2013 will be between $90,000 and $100,000.  This estimate includes certain costs related to the acquisition of sites and construction of new stores that have opened or will open during 2013, as well as for acquisition and construction costs for store locations to be opened in future years and capital expenditures for maintenance programs.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our revolving credit facility, as necessary.

Proceeds from Sale of Property and Equipment

During 2011, we received net proceeds of $1,054 from the sale of two closed stores and $6,576 as a result of a condemnation award.

Borrowing Capacity and Debt Covenants

In order to provide us with increased flexibility in our capital structure, in July 2011, we entered into a five-year $750,000 credit facility (the “Credit Facility”) consisting of a $250,000 term loan (aggregate outstanding at August 3, 2012 and July 29, 2011 was $212,500 and $231,250, respectively) and a $500,000 revolving credit facility (“the Revolving Credit Facility”).  The Credit Facility replaced term loans totaling $575,000 and a $165,000 revolving credit facility.

The following table highlights our borrowing capacity and outstanding borrowings under the Revolving Credit Facility, our standby letters of credit and our borrowing availability under the Revolving Credit Facility as of August 3, 2012:

August 3, 2012
Borrowing capacity under the Revolving Credit Facility	$500,000
Outstanding borrowings under the Revolving Credit Facility	312,500
Standby letters of credit*	31,506
Borrowing availability under the Revolving Credit Facility	$155,994
*	Our standby letters of credit relate to securing reserved claims under worker's compensation insurance and reduce our borrowing availability under the Revolving Credit Facility.

We reduced our borrowings under our Credit Facility by $25,000 in both 2012 and 2011 and by $64,856 in 2010.  We were able to reduce our debt primarily by making optional prepayments under our term loan facilities by using excess cash generated from operations.  The following table highlights the optional prepayments made under our term loan facilities for the last three years:

	2012	2011	2010
Optional principal prepayments under our term loan facilities	$18,750	$18,750	$57,856

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

Dividends, Share Repurchases and Proceeds from the Exercise of Share-Based Compensation Awards

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

In each of the first three quarters of 2012, we declared a quarterly dividend of $0.25 per share of our common stock, an increase from the quarterly dividend of $0.22 per share paid in the first quarter of 2012.  Additionally, during the third quarter of 2012, we further increased our quarterly dividend by sixty percent by declaring an additional dividend of $0.40 per share payable on August 6, 2012 to shareholders of record on July 20, 2012.  In the first quarter of 2013, we declared a dividend of $0.50 per share payable on November 5, 2012 to shareholders of record on October 19, 2012.

The following table highlights the dividends per share we paid for the last three years:

	2012	2011	2010
Dividends per share paid	$0.97	$0.86	$0.80

Under the amended Credit Facility, as long as the liquidity requirements are met, the maximum amount of shares we may repurchase is $100,000.  During 2012, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $65,000.  Additionally, we have been authorized by our Board of Directors to repurchase shares at the discretion of management up to $100,000 during 2013.  Our current criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our Credit Facility.

The following table highlights our share repurchases for the last three years:

	2012	2011	2010
Shares of common stock repurchased	265,538	676,600	1,352,000
Cost of shares repurchased	$14,923	$33,563	$62,487

The following table highlights the proceeds received from the exercise of share-based compensation awards for the last three years:
	2012	2011	2010
Proceeds from exercise of share-based compensation awards	$17,602	$20,540	$37,460

Index

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

The following table highlights our working capital:

	2012	2011	2010
Working capital (deficit)	$18,249	$(21,188)	$(73,289)

The change in working capital at August 3, 2012 compared to July 29, 2011 primarily reflected cash generated from operations and proceeds received from share-based compensation exercises partially offset by the current portion of our interest rate swap liability, higher incentive compensation accruals based on better performance against financial objectives in 2012 and the timing of payments for estimated income taxes.

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

Off-Balance Sheet Arrangements

Other than various operating leases, which are disclosed more fully in “Material Commitments” below and Notes 2 and 10 to our Consolidated Financial Statements, we have no other material off-balance sheet arrangements.

Material Commitments

Our contractual cash obligations and commitments as of August 3, 2012, are summarized in the tables below:

		Payments due by Year
Contractual Obligations (a)	Total	2013	2014-2015	2016-2017	After 2017
Term loan payable on or before July 8, 2016 (b)	$212,500	--	$50,000	$162,500	--
Revolving Credit Facility expiring on July 8, 2016 (b)	312,500	--	--	312,500	--
Note payable (c)	145	$109	36	--	--
Operating leases (d)	797,918	58,537	89,429	79,732	$570,220
Purchase obligations (e)	147,101	87,474	30,308	20,676	8,643
Other long-term obligations (f)	42,043	3,178	7,577	215	31,073
Total contractual cash obligations	$1,512,207	$149,298	$177,350	$575,623	$609,936

	Amount of Commitment Expirations by Year
	Total	2013	2014-2015	2016-2017	After 2017
Revolving Credit Facility expiring on July 8, 2016 (b)	$500,000	--	--	$500,000	--
Standby letters of credit	31,506	$10,870	$20,636	--	--
Guarantees (g)	1,295	468	279	235	$313
Total commitments	$532,801	$11,338	$20,915	$500,235	$313

Index

(a)
At August 3, 2012, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.  As such, the liability for uncertain tax positions of $24,703 is not included in the contractual cash obligations and commitments table above.

(b)
Using our expected principal payments and projected interest rates, we will have interest payments of $35,266, $41,535, and $22,880 in 2013, 2014-2015 and 2016, respectively.  The projected interest rates for our swapped portion of our outstanding borrowings are our fixed rates under our interest rate swaps (see Note 6 to the Consolidated Financial Statements) plus our current credit spread of 2.00%.  The projected interest rate for our unswapped portion of our outstanding borrowings is the average of the three-year and five-year swap rates at August 3, 2012 of 0.70% plus our current credit spread.  Based on our outstanding borrowings under our Revolving Credit Facility at August 3, 2012 and our current unused commitment fee as defined in the Credit Facility, our unused commitment fees in 2012 would be $481; however, the actual amount will differ based on actual usage of the Revolving Credit Facility in 2013.

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

(f)
Other long-term obligations include our Non-Qualified Savings Plan ($29,443, with a corresponding long-term asset to fund the liability; see Note 13 to the Consolidated Financial Statements), Deferred Compensation Plan ($4,808) and our long-term incentive plans ($7,792).

(g)
Consists solely of guarantees associated with lease payments for two properties.  We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of those guarantees.

Recent Accounting Pronouncements Adopted and Not Yet Adopted

See Note 2 to the accompanying Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  None of the accounting guidance discussed in Note 2 either had or is expected to have a significant impact on our consolidated financial statements.

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

In 2011 and 2010, we incurred impairment charges related to our stores.  In 2011, we also incurred impairment charges related to a corporate property held for sale.  For a more detailed discussion of these costs see the sub-section entitled “Impairment and Store Dispositions, Net” under the section above entitled “Results of Operations” presented earlier in the MD&A.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation, general liability and health insurance programs.

Index

We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims (“IBNR”).  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses at the lower end of that range and discount them to present value using a risk-free interest rate based on projected timing of payments. We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.  Beginning in the second quarter of 2011, we began performing limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.

A significant portion of our health insurance program is self-insured.  For our calendar 2009 plan, benefits for any individual (employee or dependents) in the self-insured program were limited to not more than $1,000 lifetime, $100 in any given plan year and, in certain cases, to not more than $15 in any given plan year.  For our calendar 2012, 2011 and 2010 plans, benefits for any individual (employee or dependents) in the self-insured group health program are limited to not more than $20 in any given plan year, and, in certain cases, to not more than $8 in any given year.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  Beginning in the first quarter of 2012, the fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.

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

Retail Inventory Valuation

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory method (“RIM”).  Under RIM, the valuation of our retail inventories is at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of our inventories.  Inherent in the RIM calculation are certain significant management judgments and estimates, including initial markons, markups, markdowns and shrinkage, which may significantly impact the gross margin calculation as well as the ending inventory valuation.

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

Share-Based Compensation

Our share-based compensation consists of nonvested stock awards, performance-based market stock units (“MSU Grants”) and stock options.

Share-based compensation expense is measured at the grant date based on the fair value of the award.  We recognize share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or the date on which retirement is achieved, if shorter.  Share-based compensation expense for awards with performance conditions is recorded when it is probable that the performance criteria will be met.

Compensation expense is recognized for only the portion of our share-based compensation awards that are expected to vest.  Therefore, an estimated forfeiture rate is derived from historical employee termination behavior and is updated annually.  The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award were, in-substance, multiple awards.  We update the estimated forfeiture rate to actual at each reporting period and adjust compensation expense accordingly so that the amount of compensation expense recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date.

Nonvested Stock

Our nonvested stock awards are time vested except for awards under our long-term incentive plans which also contain performance conditions.  At each reporting period, we reassess the probability of achieving the performance targets under our long-term incentive plans.  Determining whether the performance targets will be achieved involves judgment and the estimate of expense for nonvested stock awards may be revised periodically based on the probability of achieving the performance targets.  Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

Generally, the fair value of each nonvested stock award which does not accure dividends is equal to the market price of our stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.  Other nonvested stock awards accrue dividends and their fair value is equal to the market price of our stock at the date of grant.

Index

MSU Grants

In 2011, we adopted annual long-term incentive plans that award MSU Grants to our executives instead of stock options.  In addition to providing the requisite service, MSU Grants contain both a market condition, total shareholder return, and a performance condition. Total shareholder return is defined as increases in our stock price plus dividends paid during the performance period.  The number of shares awarded may increase up to 150% of target in direct proportion to any percentage increase in shareholder value during the performance period.  The probability of the actual shares expected to be awarded is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units awarded.  However, if the performance condition is not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

The fair value of our MSU Grants was determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  The Monte-Carlo simulation model uses the average prices for the 60-consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period.  This model also incorporates the following ranges of assumptions:

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

Stock Options

The fair value of our stock options was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates several key assumptions including expected volatility, risk-free rate of return, expected dividend yield and the option’s expected life.  Additionally, we use historical data to estimate option exercise and employee termination and these assumptions are updated annually. The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  The expected life is a by-product of the lattice model and was updated when new grants were made.  No stock options were granted in 2012.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our Credit Facility.  At August 3, 2012, our outstanding borrowings under our Credit Facility totaled $525,000 (see Note 5 to our Consolidated Financial Statements).  Loans under the Credit Facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 5, 6 and 10 to our Consolidated Financial Statements).  To manage this risk in a cost efficient manner, we have entered into interest rate swaps.  A summary of our interest rate swaps at August 3, 2012 is as follows:

Index

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
May 4, 2006	August 3, 2006	7	$525,000	5.57%
August 10, 2010	May 3, 2013	2	200,000	2.73%
July 25, 2011	May 3, 2013	2	50,000	2.00%
July 25, 2011	May 3, 2013	3	50,000	2.45%
September 19, 2011	May 3, 2013	2	25,000	1.05%
September 19, 2011	May 3, 2013	2	25,000	1.05%
December 7, 2011	May 3, 2013	3	50,000	1.40%

At August 3, 2012, our outstanding borrowings were swapped at a rate of 7.57%, which is the fixed rate of our interest rate swap plus our current credit spread.  See Note 6 to our Consolidated Financial Statements for further discussion of our interest rate swaps.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2012:

Percentage of Food Purchases in 2012
Fruits and vegetables	14%
Dairy (including eggs)	13%
Beef	12%
Poultry	10%
Pork	10%

Other categories affected by the commodities markets, such as grains and seafood, may each account for as much as 7% of our food purchases.  While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary to allow us to avoid any material adverse effects that could be caused by such unavailability.  We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably even over short periods of time.  Changes in commodity prices would affect us and our competitors generally, and depending on the terms and duration of supply contracts, sometimes simultaneously.  We enter into contracts for certain of our products in an effort to minimize volatility of supply and pricing.  In many cases, or over the longer term, we believe we will be able to pass through some or much of the increased commodity costs by adjusting our menu pricing.  From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can result in lower margins.

Index

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of August 3, 2012 and July 29, 2011, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended August 3, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cracker Barrel Old Country Store, Inc. and subsidiaries as of August 3, 2012 and July 29, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 3, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 3, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 25, 2012

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
	(In thousands except share data)
ASSETS	August 3, 2012	July 29, 2011
Current Assets:
Cash and cash equivalents	$151,962	$52,274
Property held for sale	884	950
Accounts receivable	14,609	12,279
Income taxes receivable	--	7,898
Inventories	143,267	141,547
Prepaid expenses and other current assets	11,405	9,000
Deferred income taxes	15,181	21,967
Total current assets	337,308	245,915
Property and Equipment:
Land	296,500	288,779
Buildings and improvements	726,814	712,451
Buildings under capital leases	3,289	3,289
Restaurant and other equipment	458,370	435,960
Leasehold improvements	242,305	222,496
Construction in progress	14,293	10,898
Total	1,741,571	1,673,873
Less: Accumulated depreciation and amortization of capital leases	719,201	664,709
Property and equipment – net	1,022,370	1,009,164
Other assets	59,314	55,805
Total	$1,418,992	$1,310,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$101,271	$99,679
Taxes withheld and accrued	39,704	32,335
Income taxes payable	5,825	--
Accrued employee compensation	66,923	49,194
Accrued employee benefits	26,546	29,247
Deferred revenues	37,696	32,630
Current interest rate swap liability	20,215	--
Other current liabilities	20,879	24,018
Total current liabilities	319,059	267,103
Long-term debt	525,036	550,143
Long-term interest rate swap liability	14,166	51,604
Other long-term obligations	114,897	105,661
Deferred income taxes	63,159	68,339
Commitments and Contingencies (Notes 10 and 17)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 2012 – 23,473,024 shares issued and outstanding; 2011 – 22,840,974 shares issued and outstanding	234	228
Additional paid-in capital	28,676	7,081
Accumulated other comprehensive loss	(21,158)	(38,032)
Retained earnings	374,923	298,757
Total shareholders’ equity	382,675	268,034
Total	$1,418,992	$1,310,884

See Notes to Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except share data) Fiscal years ended
	August 3, 2012	July 29, 2011	July 30, 2010

Total revenue	$2,580,195	$2,434,435	$2,404,515
Cost of goods sold	827,484	772,471	745,818
Gross profit	1,752,711	1,661,964	1,658,697
Labor and other related expenses	951,435	904,229	908,211
Other store operating expenses	464,130	451,957	437,136
Store operating income	337,146	305,778	313,350
General and administrative expenses	146,171	139,222	145,882
Impairment and store dispositions, net	--	(625)	2,800
Operating income	190,975	167,181	164,668
Interest expense	44,687	51,490	48,959
Income before income taxes	146,288	115,691	115,709
Provision for income taxes	43,207	30,483	30,451
Net income	$103,081	$85,208	$85,258

Net income per share - basic	$4.47	$3.70	$3.71
Net income per share - diluted	$4.40	$3.61	$3.62

Basic weighted average shares outstanding	23,067,566	22,998,200	23,007,856
Diluted weighted average shares outstanding	23,408,126	23,634,675	23,579,752

See Notes to Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at July 31, 2009	22,722,685	$227	$12,972	$(44,822)	$167,245	$135,622
Comprehensive Income:
Net income	--	--	--	--	85,258	85,258
Change in fair value of interest rate swap, net of tax benefit of $1,022 (See Note 6)	--	--	--	(4,027)	--	(4,027)
Total comprehensive income	--	--	--	(4,027)	85,258	81,231
Cash dividends declared - $.80 per share	--	--	--	--	(18,465)	(18,465)
Share-based compensation	--	--	13,193	--	--	13,193
Exercise of share-based compensation awards	1,362,096	14	37,446	--	--	37,460
Tax benefit realized upon exercise of share-based compensation awards	--	--	5,063	--	--	5,063
Purchases and retirement of common stock	(1,352,000)	(13)	(62,474)	--	--	(62,487)
Balances at July 30, 2010	22,732,781	228	6,200	(48,849)	234,038	191,617
Comprehensive Income:
Net income	--	--	--	--	85,208	85,208
Change in fair value of interest rate swaps, net of tax expense of $3,860 (See Note 6)	--	--	--	10,817	--	10,817
Total comprehensive income	--	--	--	10,817	85,208	96,025
Cash dividends declared - $.88 per share	--	--	--	--	(20,489)	(20,489)
Share-based compensation	--	--	9,796	--	--	9,796
Exercise of share-based compensation awards	784,793	7	20,533	--	--	20,540
Tax benefit realized upon exercise of share-based compensation awards	--	--	4,108	--	--	4,108
Purchases and retirement of common stock	(676,600)	(7)	(33,556)	--	--	(33,563)
Balances at July 29, 2011	22,840,974	228	7,081	(38,032)	298,757	268,034
Comprehensive Income:
Net income	--	--	--	--	103,081	103,081
Change in fair value of interest rate swaps, net of tax expense of $349 (See Note 6)	--	--	--	16,874	--	16,874
Total comprehensive income	--	--	--	16,874	103,081	119,955
Cash dividends declared - $.1.15 per share	--	--	--	--	(26,915)	(26,915)
Share-based compensation	--	--	14,420	--	--	14,420
Exercise of share-based compensation awards	897,588	9	17,593	--	--	17,602
Tax benefit realized upon exercise of share-based compensation awards	--	--	4,502	--	--	4,502
Purchases and retirement of common stock	(265,538)	(3)	(14,920)	--	--	(14,923)
Balances at August 3, 2012	23,473,024	$234	$28,676	$(21,158)	$374,923	$382,675

See Notes to Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands)
	Fiscal years ended
	August 3, 2012	July 29, 2011	July 30, 2010
Cash flows from operating activities:
Net income	$103,081	$85,208	$85,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,467	62,788	61,024
Loss (gain) on disposition of property and equipment	2,702	(1,418)	4,697
Impairment	--	3,219	2,672
Share-based compensation	14,420	9,796	13,193
Excess tax benefit from share-based compensation	(4,502)	(4,108)	(5,063)
Changes in assets and liabilities:
Accounts receivable	(2,330)	1,251	(800)
Income taxes receivable	7,898	(7,898)	4,078
Inventories	(1,720)	2,532	(6,655)
Prepaid expenses and other current assets	(2,405)	(391)	584
Other assets	(4,725)	(803)	(5,642)
Accounts payable	1,592	(16,539)	24,050
Taxes withheld and accrued	7,369	(652)	906
Income taxes payable	10,327	(3,516)	12,687
Accrued employee compensation	17,729	(10,680)	9,880
Accrued employee benefits	(2,701)	(1,690)	(1,696)
Deferred revenues	5,066	5,086	5,016
Other current liabilities	(7,676)	(4,347)	(457)
Other long-term obligations	9,973	12,576	5,002
Deferred income taxes	1,257	7,798	3,372
Net cash provided by operating activities	219,822	138,212	212,106
Cash flows from investing activities:
Purchase of property and equipment	(80,922)	(77,962)	(70,132)
Proceeds from insurance recoveries of property and equipment	752	276	241
Proceeds from sale of property and equipment	623	8,197	265
Net cash used in investing activities	(79,547)	(69,489)	(69,626)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	92,600	687,000	349,600
Proceeds from exercise of share-based compensation awards	17,602	20,540	37,460
Principal payments under long-term debt and other long-term obligations	(117,733)	(717,263)	(414,572)
Purchases and retirement of common stock	(14,923)	(33,563)	(62,487)
Deferred financing costs	(263)	(5,125)	(2,908)
Dividends on common stock	(22,372)	(19,846)	(18,545)
Excess tax benefit from share-based compensation	4,502	4,108	5,063
Net cash used in financing activities	(40,587)	(64,149)	(106,389)
Net increase in cash and cash equivalents	99,688	4,574	36,091
Cash and cash equivalents, beginning of year	52,274	47,700	11,609
Cash and cash equivalents, end of year	$151,962	$52,274	$47,700

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$50,357	$46,301	$45,320
Income taxes	18,768	32,248	20,673

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swaps	$17,223	$14,677	$(5,049)
Change in deferred tax asset for interest rate swaps	(349)	(3,860)	1,022

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

Fiscal year – The Company’s fiscal year ends on the Friday nearest July 31st and each quarter consists of thirteen weeks unless noted otherwise.  The Company’s fiscal year ended August 3, 2012 consisted of 53 weeks and the fourth quarter of 2012 consisted of fourteen weeks.  References in these Notes to a year or quarter are to the Company’s fiscal year or quarter unless noted otherwise.

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

Property held for sale – Property held for sale consists of real estate properties that the Company expects to sell within one year and is reported at the lower of carrying amount or fair value less costs to sell.  At August 3, 2012 and July 29, 2011, property held for sale consisted of office space.

Accounts receivable – Accounts receivable, net of the allowance for doubtful accounts, represents their estimated net realizable value.  Provisions for doubtful accounts are recorded based on historical collection experience and the age of the receivables.  Accounts receivable are written off when they are deemed uncollectible.

Inventories – Inventories are stated at the lower of cost or market.  Cost of restaurant inventory is determined by the first-in, first-out (“FIFO”) method.  Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which uses average cost.  In 2012, approximately 75% of retail inventories are valued using RIM and the remaining 25% are valued using an average cost method.  In 2011, due to lower inventory levels at the Company’s retail distribution center as compared to prior years, approximately 80% of retail inventories are valued using RIM and the remaining 20% are valued using an average cost method.  See Note 4 for additional information regarding the components of inventory.

Index

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

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight-line and double-declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Buildings under capital leases	15-25
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2012	2011	2010
Total depreciation expense	$63,705	$61,677	$59,930
Depreciation expense related to store operations*	58,423	56,985	56,402
*	Depreciation expense related to store operations is included in other store operating expenses in the Consolidated Statements of Income.

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

Index

Segment reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Utilizing these criteria, the Company manages its business on the basis of one reportable operating segment (see Note 8 for additional information regarding segment reporting).

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

The Company records a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims (“IBNR”).  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of the Company’s third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, the Company records the losses at the lower end of that range and discounts them to present value using a risk-free interest rate based on projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of its reserves.  Beginning in the second quarter of 2011, the Company began performing limited scope actuarial studies on a quarterly basis to verify and/or modify the Company’s reserves.

For the Company’s calendar 2009 health insurance plan, benefits for any individual (employee or dependents) in the self-insured program were limited to not more than $1,000 lifetime, $100 in any given plan year and, in certain cases, to not more than $15 in any given plan year.  For the Company’s calendar 2010, 2011 and 2012 health insurance plans, benefits for any individual (employee or dependents) in the self-insured program are limited to not more than $20 in any given year, and, in certain cases, to not more than $8 in any given year.  The Company records a liability for the self-insured portion of its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  Beginning in the first quarter of 2012, the fully-insured portion of the Company’s health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.

Store pre-opening costs – Start-up costs of a new store are expensed when incurred, with the exception of rent expense under operating leases, in which the straight-line rent includes the pre-opening period during construction, as explained further under the “Leases” section in this Note.

Index

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

Advertising expense for each of the three years was as follows:

	2012	2011	2010
Advertising expense	$56,198	$48,889	$45,239

Share-based compensation – The Company’s share-based compensation consists of nonvested stock, stock options and performance-based market stock units (“MSU Grants”).  Share-based compensation is recorded in general and administrative expenses in the Consolidated Statements of Income.  Share-based compensation expense is measured at the grant date based on the fair value of the award.  The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or to the date on which retirement eligibility is achieved, if shorter.

Certain nonvested stock awards and the Company’s MSU Grants contain performance conditions.  Compensation expense for performance-based awards is recognized when it is probable that the performance criteria will be met.  If any performance goals are not met, no compensation expense is ultimately recognized and, to the extent previously recognized, compensation expense is reversed.

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

Income taxes – The Company’s provision for income taxes includes employer tax credits for FICA taxes paid on employee tip income and other employer tax credits are accounted for by the flow-through method.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company recognizes (or derecognizes) a tax position taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained (or not sustained) upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company recognizes, net of tax, interest and estimated penalties related to uncertain tax positions in its provision for income taxes.  See Note 15 for additional information regarding income taxes.

Comprehensive income – Comprehensive income includes net income and the effective unrealized portion of the changes in the fair value of the Company’s interest rate swaps.

Index

Discontinued operations – The Company classifies the results of operations of a closed store as a discontinued operation when the operations and cash flows of the store have been or will be eliminated from ongoing operations, the Company no longer has any significant continuing involvement in the operations associated with the store after closure and the results are material to the Company’s consolidated financial position, results of operations or cash flows.  In determining whether the cash flows have been or will be eliminated from operations, the Company considers the proximity of the closed store to any remaining open stores in the geographic area to evaluate whether the Company will retain the closed store’s customers at another store in the same market.  Unless considered immaterial, if the Company determines that it has exited the market, then the closed store will be classified as a discontinued operation.  No closed stores were classified as discontinued operations in 2011 and 2010.  The Company did not close any stores in 2012.

Net income per share – Basic consolidated net income per share is computed by dividing consolidated net income to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to stock options and nonvested stock and stock awards issued by the Company are calculated using the treasury stock method.  Outstanding employee and director stock options and nonvested stock and stock awards issued by the Company represent the only dilutive effects on diluted consolidated net income per share.  See Note 16 for additional information regarding net income per share.

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

Fair value for certain of the Company’s assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, a three level hierarchy for inputs is used.  These levels are:

•	Quoted Prices in Active Markets for Identical Assets (“Level 1”) – quoted prices (unadjusted) for an identical asset or liability in an active market.

•
Significant Other Observable Inputs (“Level 2”) – quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at August 3, 2012 were as follows:

	Level 1	Level 2	Level 3	Fair Value as of August 3, 2012
Cash equivalents*	$104,531	$--	$--	$104,531
Deferred compensation plan assets**	29,443	--	--	29,443
Total assets at fair value	$133,974	$--	$--	$133,974

Interest rate swap liability (see Note 6)	$--	$34,381	$--	$34,381
Total liabilities at fair value	$--	$34,381	$--	$34,381

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2011 were as follows:

	Level 1	Level 2	Level 3	Fair Value as of July 29, 2011
Cash equivalents*	$29,548	$--	$--	$29,548
Deferred compensation plan assets**	29,665	--	--	29,665
Total assets at fair value	$59,213	$--	$--	$59,213

Interest rate swap liability (see Note 6)	$--	$51,604	$--	$51,604
Total liabilities at fair value	$--	$51,604	$--	$51,604

*	Consists of money market fund investments.
**
Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets (see Note 13).

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

The fair values of accounts receivable and accounts payable at August 3, 2012 and July 29, 2011, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at August 3, 2012 and July 29, 2011, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During 2011, the Company recorded an impairment charge on office space classified as property held for sale.  The fair value of the office space was determined to be $1,000 based upon market comparables, which are considered Level 2 inputs.  Additionally, during 2011, one leased store was determined to be impaired.  Fair value of the leased store was determined by using a cash flow model.  Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  Based on its analysis, the Company reduced the leased store’s carrying value to zero.  See Note 9 for further information on the impairment of these long-lived assets.

4.	Inventories

Inventories were comprised of the following at:

	August 3, 2012	July 29, 2011
Retail	$108,846	$108,829
Restaurant	19,728	19,200
Supplies	14,693	13,518
Total	$143,267	$141,547

5.	Debt

On July 9, 2011, the Company entered into a five-year $750,000 credit facility (the “Credit Facility”) consisting of a $250,000 term loan and a $500,000 revolving credit facility (“the Revolving Credit Facility”).  Additionally, the Company has a five-year note with a vendor with an original principal amount of $507 and represents the financing of prepaid maintenance for telecommunications equipment.  The note payable is payable in monthly installments of principal and interest of $9 through October 16, 2013 and bears interest at 2.88%.

Long-term debt consisted of the following at:

	August 3, 2012	July 29, 2011
Revolving Credit Facility expiring on July 8, 2016	$312,500	$318,750
Term loan payable on or before July 8, 2016	212,500	231,250
Note payable	142	246
	525,142	550,246
Current maturities	(106)	(103)
Long-term debt	$525,036	$550,143

Index

The aggregate maturities of long-term debt subsequent to August 3, 2012 are as follows:

Year
2013	$106
2014	25,036
2015	25,000
2016	475,000
Total	$525,142

At August 3, 2012, the Company had $31,506 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 17).  At August 3, 2012, the Company had $155,994 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  At August 3, 2012 and July 29, 2011, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 7.57% (see Note 6 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At August 3, 2012 and July 29, 2011, the Company was in compliance with all debt covenants.

The Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase.  In April 2012, the Company amended the Credit Facility to provide more flexibility with regard to the dividends the Company is permitted to pay as well as the amount of shares the Company is able to repurchase.  If there is no default then existing and the total of the Company’s availability under the Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “liquidity requirements”), the Company may declare and pay cash dividends on its common stock if the aggregate amount of dividends paid in any fiscal year is less than 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year.  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

6.	Derivative Instruments and Hedging Activities

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps is fixed at the rates in the table below plus the Company’s credit spread.  The Company’s weighted average credit spread at August 3, 2012 and July 29, 2011 was 2.00%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
May 4, 2006	August 3, 2006	7	$525,000	5.57%
August 10, 2010	May 3, 2013	2	200,000	2.73%
July 25, 2011	May 3, 2013	2	50,000	2.00%
July 25, 2011	May 3, 2013	3	50,000	2.45%
September 19, 2011	May 3, 2013	2	25,000	1.05%
September 19, 2011	May 3, 2013	2	25,000	1.05%
December 7, 2011	May 3, 2013	3	50,000	1.40%

The notional amount of the Company’s interest rate swap entered into on May 4, 2006 was $575,000 and $550,000 at July 30, 2010 and July 29, 2011, respectively.  At August 3, 2012, the notional amount was $525,000 and will remain at this amount throughout the remainder of its term.

Index

The estimated fair values of the Company’s derivative instruments were as follows:

	Balance Sheet Location	August 3, 2012	July 29, 2011
Interest rate swap	Current interest rate swap liability	$20,215	$--
Interest rate swaps	Long-term interest rate swap liability	14,166	51,604
Total (See Note 3)		$34,381	$51,604

The estimated fair value of the Company’s interest rate swap liabilities incorporates the Company’s non-performance risk.  The adjustment related to the Company’s non-performance risk at August 3, 2012 and July 29, 2011 resulted in reductions of $851 and $1,546, respectively, in the total fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax assets, and will be reclassified into earnings over the term of the underlying debt.  As of August 3, 2012, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $20,539.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL at:

	Amount of Income (Loss) Recognized in AOCL on Derivatives (Effective Portion)
	2012	2011	2010
Cash flow hedges:
Interest rate swaps	$17,223	$14,677	$(5,049)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income at:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		2012	2011	2010
Cash flow hedges:
Interest rate swaps	Interest expense	$35,903	$30,355	$30,722

Any portion of the fair value of the interest rate swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in 2012, 2011 and 2010.

7.	Share Repurchases

In 2012, the Company was authorized to repurchase shares at management’s discretion up to a maximum aggregate purchase price of $65,000.  In 2011 and 2010, the Company was authorized to repurchase shares to offset share dilution that resulted from the issuance of shares under its equity compensation plans up to the same maximum aggregate purchase price amount.  In 2013, the Company has been authorized to repurchase shares at management’s discretion up to a maximum aggregate purchase price of $100,000.

The following table summarizes our share repurchases for the last three years:

	2012	2011	2010
Shares of common stock repurchased	265,538	676,600	1,352,000
Cost of shares repurchased	$14,923	$33,563	$62,487

8.	Segment Information

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

Index

Total revenue was comprised of the following at:

	2012	2011	2010
Restaurant	$2,054,127	$1,934,049	$1,911,664
Retail	526,068	500,386	492,851
Total revenue	$2,580,195	$2,434,435	$2,404,515

9.	Impairment and Store Dispositions, Net

Impairment and store dispositions, net consisted of the following at:

	2012	2011	2010
Impairment	$--	$3,219	$2,672
Gains on disposition of stores	--	(4,109)	--
Store closing costs	--	265	128
Total	$--	$(625)	$2,800

The Company did not incur any impairment charges in 2012.  During 2011, the Company recorded impairment charges of $1,044 and $2,175, respectively, for office space which is classified as property held for sale and for a leased store.  See Note 3 for information related to the determination of the fair value for this store and office space.  During 2010, the Company also determined that one leased store was impaired, resulting in an impairment charge of $2,263.  Both leased stores were impaired because of declining operating performance and resulting negative cash flow projections. Additionally, during 2010, the Company closed one store, which resulted in an impairment charge of $409.  The decision to close this store was because of its age, expected future capital expenditure requirements and declining operating performance.

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

10.	Leases

As of August 3, 2012, the Company operated 208 stores in leased facilities and also leased certain land, a retail distribution center and advertising billboards.

Rent expense under operating leases, including the sale-leaseback transactions discussed below, for each of the three years was:

Year	Minimum	Contingent	Total
2012	$67,651	$276	$67,927
2011	65,878	179	66,057
2010	65,351	519	65,870

The following is a schedule by year of the future minimum rental payments required under the Company’s operating leases as of August 3, 2012:

Year
2013	$58,537
2014	47,501
2015	41,928
2016	39,655
2017	40,077
Later years	570,220
Total	$797,918

Index

Sale-Leaseback Transactions

In 2009, the Company completed sale-leaseback transactions involving 15 of its owned stores and its retail distribution center.  Under the transactions, the land, buildings and improvements at the locations were sold and leased back for terms of 20 and 15 years, respectively.  Equipment was not included.  The leases include specified renewal options for up to 20 additional years.

The Company leases 65 of its stores pursuant to a sale-leaseback transaction which closed in 2000.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased stores.  At August 3, 2012 and July 29, 2011, the Company was in compliance with all those covenants.

11.	Share-Based Compensation

Stock Compensation Plans

The Company’s employee compensation plans are administered by the Compensation Committee of the Company’s Board of Directors (the “Committee”).  The Committee is authorized to determine, at time periods within its discretion and subject to the direction of the Board of Directors, which employees will be granted awards, the number of shares covered by any awards granted, and within applicable limits, the terms and provisions relating to the exercise and vesting of any awards.

The Company has one active compensation plan, the 2010 Omnibus Incentive Compensation Plan (the "2010 Omnibus Plan"),  for employees and non-employee directors which authorizes the granting of nonvested stock awards, MSU Grants, stock options and other types of share-based awards. The Company also has stock options and nonvested stock outstanding under four other compensation plans (“Prior Plans”) in which no future grants may be made.

2010 Omnibus Plan

The 2010 Omnibus Plan, which was approved by shareholders on December 1, 2010, authorizes the following types of awards to all eligible participants: nonvested stock awards, MSU Grants, stock options, stock appreciation rights and other share-based awards and performance awards.  The 2010 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,500,000 shares of the Company’s common stock.  However, this share reserve is increased by shares awarded under this and Prior Plans which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation.  Additionally, this share reserve was decreased by shares granted from Prior Plans after July 30, 2010 until December 1, 2010.  At August 3, 2012, the number of shares authorized for future issuance under the Company’s active plan is 1,256,509.

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

The following table summaries the number of outstanding awards under each plan at August 3, 2012:

2010 Omnibus Plan	374,934
Directors Plan	16,110
Employee Plan	42,546
A&R Plan	205,055
2002 Omnibus Plan	137,384

Index

Other Share-Based Awards

In 2009, the Company awarded options for the purchase of 25,000 shares of the Company’s common stock and a nonvested grant of 25,000 shares of the Company’s common stock to an executive.  The stock options and nonvested stock grants were made as “inducement grants” outside of the Company’s plans under NASDAQ rules that allow such awards without shareholder approval.  The stock options and 16,666 of the shares subject to the nonvested stock grant vested over three years and 8,334 of the shares subject to the nonvested stock grant vested over a two-year period.  At August 3, 2012, the nonvested grant had fully vested and was no longer subject to restriction, and the stock options had vested and become exercisable; however, none of the stock options had yet been exercised.

Types of Share-Based Awards

Nonvested Stock

The Company’s nonvested stock awards include its long-term performance plans which were established by the Committee for the purpose of rewarding certain officers with shares of the Company’s common stock if the Company achieved certain performance targets. The stock awards under the long-term performance plans are calculated or estimated based on achievement of financial performance measures.

Nonvested stock awards consist of the Company’s common stock and generally vest over 2–5 years.  Generally, the fair value of each nonvested stock award which does not accrue dividends is equal to the market price of the Company’s stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.  Other nonvested stock awards accrue dividends and their fair value is equal to the market price of the Company’s stock at the date of the grant.  Dividends are forfeited for any nonvested stock awards that do not vest.

The following table summarizes the performance periods and vesting periods for the Company’s long-term performance plans:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2010 LTPP	2010	3
2011 LTPP	2011 - 2012	2
2012 LTPP	2012 - 2013	2

The following table summarizes the shares that have been accrued under the 2011 LTPP and the 2012 LTPP at August 3, 2012:

(Shares in thousands)
2012 LTPP	140
2011 LTPP	97

A summary of the Company’s nonvested stock activity as of August 3, 2012, and changes during 2012 is presented in the following table:

(Shares in thousands)
Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 29, 2011	339	$42.31
Granted	43	46.22
Vested	(302)	42.96
Forfeited	--	--
Unvested at August 3, 2012	80	$41.97

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2012	2011	2010
Total fair value of nonvested stock	$12,981	$4,393	$2,667

Index

Performance-Based Market Stock Units

In 2011, the Company began awarding MSU Grants instead of stock options.  Pursuant to the approval of the 2010 Omnibus Plan on December 1, 2010, the stock options granted on September 22, 2011 were defeased and replaced with MSU Grants to seven executives.  The stock option awards would have vested at a cumulative rate of 33% per year beginning on the first anniversary of the grant date.  The MSU Grants will vest at the end of the three-year performance period.  The defeasance of the stock options and the replacement award of the MSU Grants were accounted for as a modification and resulted in incremental compensation expense of $1,221.

The number of MSU Grants that will ultimately be awarded and will vest at the end of the applicable three-year performance period for each annual plan is based on total shareholder return, which is defined as increases in the Company’s stock price plus dividends paid during the performance period.  The number of shares awarded may increase up to 150% of target in direct proportion to any percentage increase in total shareholder return during the performance period.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned.  In addition to a service requirement, the vesting of the MSU Grants is also subject to the achievement of a specified level of operating income during the performance period.  If this performance goal is not met, no MSU Grants will be awarded and no compensation expense will be recorded.

The fair value of the MSU Grants is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  This model uses the average prices for the 60-consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period. This model also incorporates the following ranges of assumptions:

•
The expected volatility is a blend of implied volatility based on market-traded options on our stock and historical volatility of our stock over the period commensurate with the three-year performance period.

•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.
•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the three-year performance period.

The following assumptions were used for the Company’s MSU Grants:

	Year Ended
	August 3, 2012	July 29, 2011
Dividend yield range	2.2%	1.6%
Expected volatility	45%	43%
Risk-free interest rate	0.3%	0.8%

The following table summarizes the shares that have been accrued under each annual plan based upon the change in total shareholder return at August 3, 2012:

(Shares in thousands)	Total Shareholder Return	Shares
2012 MSU Grants	141.0%	29
2011 MSU Grants	134.1%	51

Stock Options

Prior to 2012, stock options were granted with an exercise price equal to the market price of the Company’s stock on the grant date; those option awards generally vest at a cumulative rate of 33% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.  No stock options were granted in 2012.

Index

The fair value of each option award was estimated on the date of grant using a binomial lattice-based option valuation model, which incorporates ranges of assumptions for inputs as shown in the following table.

	Year Ended
	July 29, 2011*	July 30, 2010
Dividend yield range	1.7%	2.5%
Expected volatility	40%	47%
Risk-free interest rate range	0.3%- 4.6%	0.4%- 5.1%
Expected term (in years)	6.6*	6.8

*Stock options granted in 2011 were defeased and replaced with MSU Grants (see sub-section above entitled “Performance-Based Market Stock Units”).

A summary of the Company’s stock option activity as of August 3, 2012, and changes during 2012 are presented in the following table:

(Shares in thousands)
Fixed Options	Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 29, 2011	1,124	$33.01
Granted	--	--
Exercised	(683)	33.45
Forfeited	(3)	31.58
Canceled	(34)	21.88
Outstanding at August 3, 2012	404	$33.22	4.36	$12,014
Exercisable	324	$33.62	3.69	$9,512

The following table summarizes the weighted-average grant-date fair values of options granted and the total intrinsic values of options exercised during each of the three years:

	2012	2011	2010
Weighted-average grant-date fair values of options granted	$--	$16.81	$12.03
Total intrinsic values of options exercised*	14,859	11,713	21,602
*	The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2012	2011	2010
Nonvested stock awards	$11,440	$6,652	$9,999
Stock options	1,290	2,155	3,194
MSU Grants	1,690	989	--
Total compensation expense	$14,420	$9,796	$13,193

The following table highlights the total unrecognized compensation expense related to nonvested stock, stock options and MSU Grants and the weighted-average periods over which the expense is expected to be recognized as of August 3, 2012:

	Nonvested Stock	Stock Options	MSU Grants
Total unrecognized compensation	$1,911	$85	$1,761
Weighted-average period in years	2.04	0.10	1.64

Index

The following table highlights the total income tax benefit recognized in the Consolidated Statements of Income for each of the three years:

	2012	2011	2010
Total income tax benefit	$4,254	$2,576	$3,470

During 2012, cash received from the exercise of share-based compensation awards and the corresponding issuance of 897,588 shares was $17,602.  The excess tax benefit realized upon exercise of share-based compensation awards was $4,502.

On August 6, 2012, the Company announced Michael A. Woodhouse’s intention to retire as Executive Chairman of the Company’s Board of Directors effective November 7, 2012.  Additionally, Mr. Woodhouse will not stand for election at the Company’s 2012 annual meeting of shareholders, currently scheduled for November 15, 2012.  Under the terms of Mr. Woodhouse’s amended employment agreement, based on service provided through November 7, 2012 (the “Term”), he will receive a pro rata award of his 2012 MSU Grants and 2012 LTPP award pursuant to the retirement provisions of these stock awards.  He will also receive a pro rata award of any additional long term incentive plan established by the Company prior to the Term.  He will forfeit his 2011 MSU Grants.  Subject to completion of service through the Term, Mr. Woodhouse will also receive a cash payment of $900,000.  Additionally, the Company will provide COBRA premium payments for up to 18 months following the Term.

12.	Shareholder Rights Plans

September 22, 2011 Shareholder Rights Plan

On September 22, 2011, the Company’s Board of Directors adopted a shareholder rights plan (the “September 22, 2011 Rights Agreement”) and the Company declared a dividend of one preferred share purchase right (a “Right”) to shareholders of record on October 3, 2011.  The September 22, 2011 Rights Agreement was not approved by the Company’s shareholders at its annual shareholders’ meeting on December 20, 2011.  As a result, the September 22, 2011 Rights Agreement was terminated and the Rights expired on December 28, 2011, following certification of voting results at the annual shareholders’ meeting.

April 9, 2012 Shareholder Rights Plan

On April 9, 2012, the Company’s Board of Directors adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 9, 2012 (the “April 9, 2012 Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.  Pursuant to the terms of the April 9, 2012 Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of common stock, par value $0.01 per share.  The dividend was payable on April 20, 2012 to the shareholders of record as of the close of business on April 20, 2012.

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

Index

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

After the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $200.00 per Right (subject to adjustment as provided in the April 9, 2012 Rights Agreement), shares of the Company's common stock (or, in certain circumstances, Preferred Shares) having a market value equal to twice the Right's then-current exercise price. In addition, if the Company is later acquired in a merger or similar transaction after the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $200.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the acquiring corporation having a market value equal to twice the Right's then-current exercise price.

At August 3, 2012, none of the Rights are exercisable.

Preferred Share Provisions

Each one one-hundredth of a Preferred Share, if issued:

•	will not be redeemable.
•	will entitle holders to quarterly dividend payments of $0.01 per share, or an amount equal to the dividend paid on one share of common stock, whichever is greater.
•	will entitle holders upon liquidation either to receive $1.00 per share or an amount equal to the payment made on one share of common stock, whichever is greater.
•	will have the same voting power as one share of common stock.
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

Index

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

Expiration

If the April 9, 2012 Rights Agreement is approved by the shareholders at the 2012 annual shareholders’ meeting, the Rights will expire on April 9, 2015.  If the shareholders do not approve the April 9, 2012 Rights Agreement, it will expire on the close of business on the day following certification of the vote at the 2012 annual meeting.

13.	Employee Savings Plans

The Company sponsors a qualified defined contribution retirement plan (“401(k) Savings Plan”) covering salaried and hourly employees who have completed ninety days of service and have attained the age of twenty-one.  This plan allows eligible employees to defer receipt of up to 50% of their compensation, as defined in the plan.  The Company also sponsors a non-qualified defined contribution retirement plan (“Non-Qualified Savings Plan”) covering highly compensated employees, as defined in the plan.  This plan allows eligible employees to defer receipt of up to 50% of their base compensation and 100% of their eligible bonuses, as defined in the plan.

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company matching contribution described below, may not be invested in the Company’s common stock.  In 2012, 2011 and 2010, the Company matched 25% of employee contributions for each participant in either plan up to a total of 6% of the employee’s compensation.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the participant’s first anniversary of employment and are vested 100% on the participant’s fifth anniversary of employment.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $29,443 is included in other assets and the related liability to the participants of $29,443 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2012	2011	2010
401(k) Savings Plan	$2,026	$1,986	$2,023
Non-Qualified Savings Plan	283	388	316

Index

14.	Restructurings

In April 2012, the Company restructured and streamlined its field organization to better align its restaurant and retail operations under central leadership.  The restructuring of the field organization and related changes in the Company’s headquarters in Lebanon, Tennessee, resulted in the elimination of approximately 20 positions.  As a result, the Company incurred severance charges of $1,660.  In July 2011, as part of its cost reduction and organization streamlining initiative, the Company eliminated approximately 60 management and staff positions.  Most of the employees affected worked in the Company’s headquarters, and the restructuring did not affect any store positions.  As a result, the Company incurred severance charges of $1,768.

Severance charges are recorded in general and administrative expenses in the Consolidated Statements of Income and the related liability is recorded in accrued employee compensation in the Consolidated Balance Sheets.  The following table highlights the components of the related liability.

	August 3, 2012	July 29, 2011
Liability at beginning of year	$1,579	$--
Severance	1,660	1,768
Payments	(1,990)	(189)
Adjustments	(382)	--
Liability at end of year	$867	$1,579

15.	Income Taxes

Significant components of the Company’s net deferred tax liability consisted of the following at:

	August 3, 2012	July 29, 2011
Deferred tax assets:
Financial accruals without economic performance	$57,881	$56,954
Other	13,282	15,068
Deferred tax assets	$71,163	$72,022

Deferred tax liabilities
Excess tax depreciation over book	$91,149	$90,361
Other	27,992	28,033
Deferred tax liabilities	119,141	118,394
Net deferred tax liability	$47,978	$46,372

The Company provided no valuation allowance against deferred tax assets recorded as of August 3, 2012 and July 29, 2011, as the “more-likely-than-not” valuation method determined all deferred assets to be fully realizable in future taxable periods.

The components of the provision for income taxes for each of the three years were as follows:

	2012	2011	2010
Current:
Federal	$34,074	$17,231	$29,114
State	7,928	5,577	(88)
Deferred:
Federal	886	9,019	336
State	319	(1,344)	1,089
Total income tax provision	$43,207	$30,483	$30,451

Index

A reconciliation of the provision for income taxes and the amount computed by multiplying the income before the provision for income taxes by the U.S. federal statutory rate of 35% was as follows:

	2012	2011	2010
Provision computed at federal statutory income tax rate	$51,201	$40,492	$40,498
State and local income taxes, net of federal benefit	6,424	3,050	495
Employer tax credits for FICA taxes paid on employee tip income	(9,114)	(8,351)	(8,062)
Other employer tax credits	(4,938)	(5,098)	(3,769)
Other-net	(366)	390	1,289
Total income tax provision	$43,207	$30,483	$30,451

As of August 3, 2012 and July 29, 2011, the Company’s liability for uncertain tax positions was $24,703 ($16,607, net of related federal tax benefits of $8,096) and $19,547 ($13,223, net of related federal tax benefits of $6,324), respectively.

The following table highlights the amount of uncertain tax positions that, if recognized, would affect the effective tax rate for each of the three years:

	2012	2011	2010
Uncertain tax positions	$16,607	$13,223	$11,791

Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	August 3, 2012	July 29, 2011	July 30, 2010
Balance at beginning of year	$14,167	$12,965	$21,956
Tax positions related to the current year:
Additions	3,326	2,616	2,195
Reductions	--	--	--
Tax positions related to the prior year:
Additions	2,556	987	44
Reductions	(1,043)	(24)	(4,458)
Settlements	--	--	(4,980)
Expiration of statute of limitations	(908)	(2,377)	(1,792)
Balance at end of year	$18,098	$14,167	$12,965

The following table highlights the amount of interest and penalties related to uncertain tax positions recognized in the provision for income taxes for each of the three years:

	2012	2011	2010
Interest and penalties related to uncertain tax positions	$830	$651	$271

The following table highlights the amount of potential interest and penalties, net of tax, included in the Company’s liability for uncertain tax positions at:

	August 3, 2012	July 29, 2011
Interest and penalties, net of tax	$4,844	$4,014

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at August 3, 2012 by approximately $5,000 to $7,000 within the next twelve months.  At August 3, 2012, the Company was subject to income tax examinations for its U.S. federal income taxes after 2008 and for state and local income taxes generally after 2008.

Index

16.	Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2012	2011	2010
Net income per share numerator	$103,081	$85,208	$85,258

Net income per share denominator:
Basic weighted average shares outstanding	23,067,566	22,998,200	23,007,856
Add potential dilution:
Stock options and nonvested stock and stock awards	340,560	636,475	571,896
Diluted weighted average shares outstanding	23,408,126	23,634,675	23,579,752

17.	Commitments and Contingencies

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of August 3, 2012, the Company had $31,506 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 5).

As of August 3, 2012, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of those guarantees, and therefore, no provision has been recorded in the Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third parties.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded in the Consolidated Balance Sheet.

Index

18.	Quarterly Financial Data (Unaudited)

Quarterly financial data for 2012 and 2011 are summarized as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(a)
2012
Total revenue	$598,437	$673,234	$608,514	$700,010
Gross profit	412,130	437,843	418,899	483,839
Income before income taxes	33,489	36,312	27,935	48,552
Net income	23,802	25,609	18,974	34,696
Net income per share – basic	$1.04	$1.11	$0.82	$1.49
Net income per share – diluted	$1.03	$1.10	$0.81	$1.47
2011
Total revenue	$598,691	$640,277	$582,525	$612,942
Gross profit	418,938	420,887	402,751	419,388
Income before income taxes	33,702	40,642	19,586	21,761
Net income	23,734	28,777	15,154	17,543
Net income per share – basic	$1.04	$1.24	$0.66	$0.77
Net income per share – diluted	$1.01	$1.20	$0.64	$0.75
(a)	The Company’s fourth quarter of 2012 consisted of 14 weeks.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Index

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of August 3, 2012, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended August 3, 2012 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  We have concluded that our internal control over financial reporting was effective as of August 3, 2012, based on these criteria.

In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

/s/Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

/s/Lawrence E. Hyatt
Lawrence E. Hyatt
Senior Vice President and Chief Financial Officer

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of August 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 3, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended August 3, 2012, and our report dated September 25, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 25, 2012

ITEM 9B. OTHER INFORMATION

None.

Index

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2012 Proxy Statement: “Board of Directors and Committees,” "Proposal 1: Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and ”Code of Ethics” set forth in “Certain Relationships and Related Transactions.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2012 Proxy Statement:  “Executive Compensation” and “Director Compensation” set forth in “Board of Directors and Committees.”   The “Compensation Committee Report” set forth in “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled "Stock Ownership of Certain Beneficial Owners and Management" and “Equity Plan Compensation Information” in the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2012 Proxy Statement.  No other portion of the section of the 2012 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

1.	All financial statements - see Item 8.

2.	All schedules have been omitted since they are either not required or not applicable, or the required information is included.

3.	The exhibits listed in the accompanying Index to Exhibits immediately following the signature page to this Annual Report on Form 10-K.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of September, 2012.

CRACKER BARREL OLD COUNTRY STORE, INC.

By:	/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 25th day of September, 2012.

Name	Title

/s/Sandra B. Cochran
Sandra B. Cochran	President, Chief Executive Officer and Director

/s/Lawrence E. Hyatt
Lawrence E. Hyatt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/P. Douglas Couvillion
P. Douglas Couvillion	Vice President, Corporate Controller (Principal Accounting Officer)

/s/Michael J. Zylstra
Michael J. Zylstra	Vice President, General Counsel and Secretary

/s/Michael A. Woodhouse
Michael A. Woodhouse	Executive Chairman and Director

/s/Thomas H. Barr
Thomas H. Barr	Director

/s/James W. Bradford
James W. Bradford	Director

/s/Robert V. Dale
Robert V. Dale	Director

/s/Glenn A. Davenport
Glenn A. Davenport	Director

/s/Richard J. Dobkin
Richard J. Dobkin	Director

/s/Norma E. Johnson
Norman E. Johnson	Director

/s/Charles E. Jones, Jr.
Charles E. Jones, Jr.	Director

/s/B.F. Lowery
B.F. Lowery	Director

/s/William W. McCarten
William W. McCarten	Director

/s/Martha M. Mitchell
Martha M. Mitchell	Director

/s/Coleman H. Peterson
Coleman H. Peterson	Director

/s/Andrea M. Weiss
Andrea M. Weiss	Director

Index

INDEX TO EXHIBITS

Exhibit

2(a)	Agreement and Plan of Merger, dated October 11, 2011 by and between Cracker Barrel Old Country Store, Inc. and CBOCS, Inc. (1)

3(I), 4(a)	Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (2)

3(II), 4(b)	Articles of Amendment to Charter of Cracker Barrel Old Country Store, Inc. (3)

3(III), 4(c)	Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (4)

4(d), 10(a)
Credit Agreement dated as of July 8, 2011, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Wells Fargo Bank, National Association as Administrative Agent and Collateral Agent (5)

4(e)	Rights Agreement, dated as of April 9, 2012, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (6)

4(f), 10(b)	First Amendment to Credit Agreement dated as of April 24, 2012 (7)

10(c)	CBRL Group, Inc. 2000 Non-Executive Stock Option Plan† (8)

10(d)	Cracker Barrel Old Country Store, Inc. 1989 Stock Option Plan for Non-Employee Directors† (9)

10(e)	CBRL Group, Inc. Form of Restricted Stock Award Notice† (10)

10(f)	Form of Stock Option Award under the CBRL Group, Inc. 2002 Omnibus Incentive Compensation Plan† (11)

10(g)	Change-in-Control Agreement for Edward A. Greene dated June 22, 2006, as amended May 22, 2012† (12)

10(h)	Change-in-Control Agreement with Douglas E. Barber, dated April 23, 2008, as amended May 22, 2012† (12)

10(i)	Change-in-Control Agreement with Christopher A. Ciavarra, dated February 1, 2010, as amended May 22, 2012†*

10(j)	Form of Change-in-Control Agreement with Lawrence E. Hyatt, effective January 3, 2011, as amended May 22, 2012† (12)

10(k)	Form of change in Control and Severance Agreement between Cracker Barrel Old Country Store, Inc. and certain of its named officers† (13)

10(l)	Schedule identifying material differences among the Change in Control and Severance Agreements† (14)

10(m)	Master Lease, dated July 21, 2000 between Country Stores Property I, LLC as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 21 Cracker Barrel Old Country Store® sites (15)

10(n)	Master Lease dated July 31, 2000 between Country Stores Property I, LLC as Lessor, and Cracker Barrel Old Country Store, Inc. as Lessee, for lease of 9 Cracker Barrel Old Country Store® sites**

10(o)	Master Lease dated July 31, 2000 between Country Stores Property II, LLC as Lessor, and Cracker Barrel Old Country Store, Inc. as Lessee, for lease of 23 Cracker Barrel Old Country Store® sites**

Index

10(p)	Master Lease dated July 31, 2000 between Country Stores Property III, LLC as Lessor, and Cracker Barrel Old Country Store, Inc. as Lessee, for lease of 12 Cracker Barrel Old Country Store® sites**

10(q)	Cracker Barrel Old Country Store, Inc. Amended and Restated Stock Option Plan (as amended to date)† (16)

10(r)	Cracker Barrel Old Country Store, Inc. Corporate Policy Severance Benefits Policy (as amended to date)† (17)

10(s)	Change-in-Control Agreement with Sandra B. Cochran, dated March 11, 2009, as amended September 12, 2011† (18)

10(t)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2010 Annual Bonus Plan† (19)

10(u)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2010 Long-Term Performance Plan† (20)

10(v)	Cracker Barrel Old Country Store, Inc. 2002 Omnibus Incentive Compensation Plan (as amended to date)† (21)

10(w)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2011 Annual Bonus Plan† (22)

10(x)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2011 Long-Term Performance Plan† (23)

10(y)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (24)

10(z)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (25)

10(aa)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2012 Annual Bonus Plan† (26)

10(bb)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2012 Long-Term Performance Plan† (27)

10(cc)	The Company's Non-Qualified Savings Plan† (as amended to date) (28)

10(dd)	The Company's Deferred Compensation Plan† (29)

10(ee)	Amendment to Deferred Compensation Plan†(30)

10(ff)	Executive Employment Agreement with Sandra B. Cochran, dated as of September 12, 2011† (31)

10(gg)	Executive Employment Agreement with Michael A. Woodhouse, dated as of September 12, 2011† (32)

10(hh)	Amendment to Executive Employment Agreement and Release with Michael A. Woodhouse, dated as of August 6, 2012† (33)

10(ii)	Consulting Agreement with Terry Maxwell, dated as of September 12, 2011† (34)

10(jj)	Consulting Agreement with Forrest Shoaf, dated as of December 20, 2011† (35)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed under the Securities Exchange Act of 1934 (“Exchange Act”) on October 14, 2011.

(2)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed under the Exchange Act on September 23, 2011.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 11, 2011.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 10, 2012.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 26, 2012.

(8)	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended August 2, 2002.

(9)	Incorporated by reference to Exhibit 10.4 to the Company’s Post Effective Amendment No. 1 to Form S-8 filed on January 17, 2012.

(10)	Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 29, 2005.

(11)	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K under the Exchange Act for fiscal year ended July 29, 2005.

(12)	Incorporated by reference to Exhibits 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended April 27, 2012.

Index

(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended April 27, 2012.

(14)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended April 27, 2012.

(15)	Incorporated by reference to Exhibit 10.R to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 28, 2000.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended January 30, 2009.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended May 1, 2009.

(18)	Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 29, 2011.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 16, 2009.

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended October 30, 2009.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended January 29, 2010.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2010.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended October 29, 2010.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010.

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 2, 2011.

(27)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 2, 2011.

(28)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 29, 2011.

(29)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 29, 2011.

(30)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 29, 2011.

(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 15, 2011.

(32)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 15, 2011.

Index

(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 6, 2012.

(34)	Incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended July 29, 2011.

(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q under the Exchange Act for the quarterly period ended January 27, 2012.

*Document not filed because essentially identical in terms and conditions to Exhibit 10(g).
**Document not filed because essentially identical in terms and conditions to Exhibit 10(m).
†Denotes management contract or compensatory plan, contract or arrangement.