Form 10-Q
period 2012-11-02
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2012-11-29
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 2, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to __________

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

23,688,983 Shares of Common Stock
Outstanding as of November 23, 2012

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended November 2, 2012

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1
• Condensed Consolidated Financial Statements (Unaudited)

a) Condensed Consolidated Balance Sheets as of November 2, 2012 and August 3, 2012	3

b) Condensed Consolidated Statements of Income for the Quarters Ended November 2, 2012 and October 28, 2011	4

c) Condensed Consolidated Statements of Comprehensive Income for the Quarters Ended November 2, 2012 and October 28, 2011	5

d) Condensed Consolidated Statements of Cash Flows for the Quarters Ended November 2, 2012 and October 28, 2011	6

e) Notes to Condensed Consolidated Financial Statements	7

Item 2
• Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3
• Quantitative and Qualitative Disclosures About Market Risk	25

Item 4
• Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1A
• Risk Factors	26

Item 6
• Exhibits	26

SIGNATURES	27

Index

PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	November 2, 2012	August 3, 2012*
Current Assets:
Cash and cash equivalents	$118,865	$151,962
Property held for sale	883	884
Accounts receivable	14,893	14,609
Inventories	177,475	143,267
Prepaid expenses and other current assets	16,907	11,405
Deferred income taxes	11,939	15,181
Total current assets	340,962	337,308
Property and equipment	1,751,282	1,741,571
Less: Accumulated depreciation and amortization of capital leases	732,029	719,201
Property and equipment – net	1,019,253	1,022,370
Other assets	60,288	59,314
Total assets	$1,420,503	$1,418,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$98,847	$101,271
Current maturities of long-term debt and other long-term obligations	6,366	117
Income taxes payable	8,101	5,825
Accrued interest expense	10,021	116
Current interest rate swap liability	13,799	20,215
Other current liabilities	168,750	191,515
Total current liabilities	305,884	319,059
Long-term debt	518,759	525,036
Long-term interest rate swap liability	15,081	14,166
Other long-term obligations	115,705	114,897
Deferred income taxes	62,173	63,159

Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,676,980 shares issued and outstanding at November 2, 2012, and 23,473,024 shares issued and outstanding at August 3, 2012	237	234
Additional paid-in capital	34,138	28,676
Accumulated other comprehensive loss	(17,744)	(21,158)
Retained earnings	386,270	374,923
Total shareholders’ equity	402,901	382,675
Total liabilities and shareholders’ equity	$1,420,503	$1,418,992

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 3, 2012, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2012.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	November 2,	October 28,
	2012	2011

Total revenue	$627,451	$598,437

Cost of goods sold	197,858	186,307
Gross profit	429,593	412,130

Labor and related expenses	232,739	220,968
Other store operating expenses	115,865	109,044
Store operating income	80,989	82,118

General and administrative expenses	35,681	37,494
Operating income	45,308	44,624

Interest expense	10,712	11,135
Income before income taxes	34,596	33,489

Provision for income taxes	11,404	9,687

Net income	$23,192	$23,802

Net income per share:
Basic	$0.98	$1.04
Diluted	$0.97	$1.03

Weighted average shares:
Basic	23,577,574	22,870,934
Diluted	23,787,625	23,145,783

Dividends declared per share	$0.50	$0.25

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended
	November 2, 2012	October 28, 2011

Net income	$23,192	$23,802

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	5,501	4,262
Other comprehensive income before income tax expense	5,501	4,262
Income tax expense	2,087	312
Other comprehensive income, net of tax	3,414	3,950
Comprehensive income	$26,606	$27,752

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Quarter Ended
	November 2,	October 28,
	2012	2011
Cash flows from operating activities:
Net income	$23,192	$23,802
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,959	15,453
Loss on disposition of property and equipment	655	502
Share-based compensation	1,869	2,547
Excess tax benefit from share-based compensation	(1,274)	(83)
Changes in assets and liabilities:
Inventories	(34,208)	(19,121)
Other current assets	(5,786)	286
Accounts payable	(2,424)	1,788
Other current liabilities	(11,423)	1,350
Other long-term assets and liabilities	(188)	(6,280)
Net cash (used in) provided by operating activities	(13,628)	20,244

Cash flows from investing activities:
Purchase of property and equipment	(13,394)	(18,778)
Proceeds from sale of property and equipment	6	107
Proceeds from insurance recoveries of property and equipment	84	66
Net cash used in investing activities	(13,304)	(18,605)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	92,600
Principal payments under long-term debt and other long-term obligations	(29)	(92,630)
Proceeds from exercise of share-based compensation awards	2,322	823
Excess tax benefit from share-based compensation	1,274	83
Dividends on common stock	(9,732)	(5,018)
Net cash used in financing activities	(6,165)	(4,142)

Net decrease in cash and cash equivalents	(33,097)	(2,503)
Cash and cash equivalents, beginning of period	151,962	52,274
Cash and cash equivalents, end of period	$118,865	$49,771

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$218	$8,252
Income taxes	$6,658	$297

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swaps	$5,501	$4,262
Change in deferred tax asset for interest rate swaps	$(2,087)	$(312)

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

The condensed consolidated balance sheets at November 2, 2012 and August 3, 2012 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended November 2, 2012 and October 28, 2011, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 3, 2012 (the “2012 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2012 Form 10-K. References in these Notes to Condensed Consolidated Financial Statements to a year are to the Company’s fiscal year unless otherwise noted.

Recent Accounting Pronouncement Adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance which requires companies to present total comprehensive income and its components and the components of net income in either a single continuous statement of comprehensive income or in two consecutive statements reporting net income and comprehensive income.  This requirement eliminates the option to present components of comprehensive income as part of the statement of changes in shareholders’ equity.  This guidance affects only the presentation of comprehensive income and does not change the components of comprehensive income.  In December 2011, the FASB further amended this guidance to indefinitely defer the effective date of the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and in other comprehensive income on the face of the financial statements.  All other provisions of this guidance are effective for fiscal years beginning after December 15, 2011 on a retrospective basis.  The Company adopted this accounting in the first quarter of 2013 by presenting separate but consecutive statements.  The adoption of this accounting guidance did not have an impact on the Company’s consolidated financial position or results of operations.

Index

Recent Accounting Pronouncements Not Yet Adopted

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

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at November 2, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of November 2, 2012

Cash equivalents*	$23,934	$--	$--	$23,934
Deferred compensation plan assets**	30,778	--	--	30,778
Total assets at fair value	$54,712	$--	$--	$54,712

Interest rate swap liability (see Note 5)	$--	$28,880	$--	$28,880
Total liabilities at fair value	$--	$28,880	$--	$28,880

The Company’s assets and liabilities measured at fair value on a recurring basis at August 3, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of August 3, 2012

Cash equivalents*	$104,531	$--	$--	$104,531
Deferred compensation plan assets**	29,443	--	--	29,443
Total assets at fair value	$133,974	$--	$--	$133,974

Interest rate swap liability (see Note 5)	$--	$34,381	$--	$34,381
Total liabilities at fair value	$--	$34,381	$--	$34,381

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets.

Index

The Company’s money market fund investments and deferred compensation plan assets are measured at fair value using quoted market prices.  The fair value of the Company’s interest rate swap liabilities is determined based on the present value of expected future cash flows.  Since the values of the Company’s interest rate swaps are based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full terms of the swaps, it is considered a Level 2 input.  Nonperformance risk is reflected in determining the fair value of the interest rate swaps by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the terms of the swaps.  Thus, the adjustment for nonperformance risk is also considered a Level 2 input.

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at November 2, 2012 and August 3, 2012.

3.	Inventories

Inventories were comprised of the following at:

	November 2, 2012	August 3, 2012
Retail	$139,562	$108,846
Restaurant	22,611	19,728
Supplies	15,302	14,693
Total	$177,475	$143,267

4.	Debt

Long-term debt consisted of the following at:

	November 2, 2012	August 3, 2012
Revolving credit facility expiring on July 8, 2016	$312,500	$312,500
Term loan payable on or before July 8, 2016	212,500	212,500
Note payable	116	142
	525,116	525,142
Current maturities	(6,357)	(106)
Long-term debt	$518,759	$525,036

The Company’s $750,000 credit facility (the “Credit Facility”) consists of a term loan and a $500,000 revolving credit facility (the “Revolving Credit Facility”).  At November 2, 2012, the Company had $312,500 of outstanding borrowings under the Revolving Credit Facility and $28,171 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 11).  At November 2, 2012, the Company had $159,329 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Credit Facility.  As of November 2, 2012, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 7.32% (see Note 5 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At November 2, 2012, the Company was in compliance with all debt covenants.

Index

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

5.	Derivative Instruments and Hedging Activities

The Company has interest rate risk relative to its outstanding borrowings (see Note 4).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s weighted average credit spread at November 2, 2012 was 1.75%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

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

The estimated fair values of the Company’s derivative instruments as of November 2, 2012 and August 3, 2012 were as follows:

	Balance Sheet Location	November 2, 2012	August 3, 2012
Interest rate swap	Current interest rate swap liability	$13,799	$20,215
Interest rate swaps	Long-term interest rate swap liability	15,081	14,166
Total (See Note 2)		$28,880	$34,381

Index

The estimated fair value of the Company’s interest rate swap liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at November 2, 2012 and August 3, 2012 resulted in reductions of $662 and $851, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of November 2, 2012, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $15,937.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the quarter ended November 2, 2012 and the year ended August 3, 2012:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Quarter Ended	Year Ended
	November 2, 2012	August 3, 2012
Cash flow hedges:
Interest rate swaps	$5,501	$17,223

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters ended November 2, 2012 and October 28, 2011:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended
		November 2, 2012	October 28, 2011
Cash flow hedges:
Interest rate swaps	Interest expense	$--	$7,445

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the quarters ended November 2, 2012 and October 28, 2011.

6.	Shareholders’ Equity

During the quarter ended November 2, 2012, the Company received proceeds of $2,322 from the exercise of share-based compensation awards and the corresponding issuance of 203,956 shares of its common stock.  The Company did not repurchase any shares during the quarter ended November 2, 2012.

The Company paid dividends on August 6, 2012 of $0.40 per share of its common stock.  In addition, the Company declared a regular dividend of $0.50 per share of its common stock that was paid on November 5, 2012 to shareholders of record on October 19, 2012.

The unrealized loss, net of tax, on the Company’s interest rate swaps decreased by $3,414 to $17,744 and is recorded in AOCL (see Notes 2 and 5).

Total share-based compensation expense was $1,869.  The excess tax benefit realized upon exercise of share-based compensation awards was $1,274.

Index

7.	Seasonality

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

	Quarter Ended
	November 2, 2012	October 28, 2011
Revenue:
Restaurant	$504,314	$481,509
Retail	123,137	116,928
Total revenue	$627,451	$598,437

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following at:

	Quarter Ended
	November 2, 2012	October 28, 2011
Nonvested stock awards	$1,167	$1,539
Performance-based market stock units (“MSU Grants”)	614	600
Stock options	88	408
Total	$1,869	$2,547

10.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to stock options, nonvested stock awards and MSU Grants issued by the Company are calculated using the treasury stock method.  The Company’s outstanding stock options, nonvested stock awards and MSU Grants issued by the Company represent the only dilutive effects on diluted consolidated net income per share.

Index

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	November 2, 2012	October 28, 2011
Net income per share numerator	$23,192	$23,802

Net income per share denominator:
Basic weighted average shares outstanding	23,577,574	22,870,934
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	210,051	274,849
Diluted weighted average shares outstanding	23,787,625	23,145,783

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of November 2, 2012, the Company had $28,171 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At November 2, 2012, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of those guarantees, and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third parties.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded in the Condensed Consolidated Balance Sheets.

Index

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At November 2, 2012, we operated 620 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2012 (the “2012 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2012 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 21-25 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this report because the statements speak only as of the report’s date.  Except as may be required by law, we have no obligation, and do not intend, to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any future public disclosures that we may make on related subjects in reports that we file with or furnish to the SEC or in our other public disclosures.

Index

Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry and we plan to leverage that strength to grow guest traffic, sales and profits.  Our strategy includes the following:

•	Enhancing the core business with a focus on increasing sales and profitability within our stores;

•	Expanding the footprint with new store openings; and

•	Extending the brand beyond our physical stores with new revenue streams.

Our six priorities for 2013 are:

•	Refresh select menu categories that will reinforce our value and provide healthier options to our guests;

•	Grow retail sales with unique merchandise;

•	Build on the successful “Handcrafted by Cracker Barrel” advertising campaign;

•	Invest in and leverage technology and equipment to support operations and reduce costs;

•	Continued focus on shareholder return; and

•	Expand the brand through e-commerce and licensing.

We believe that our results for the first quarter of 2013 reflect our initial success in implementing these six priorities. We achieved positive comparable store traffic, restaurant sales and retail sales for the fourth consecutive quarter, and our comparable store traffic and restaurant sales outperformed the Knapp-Track™ Casual Dining Index for the fourth consecutive quarter.

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter ended November 2, 2012 as compared to the quarter ended October 28, 2011:

	Quarter Ended
	November 2, 2012	October 28, 2011

Total revenue	100.0%	100.0%
Cost of goods sold	31.5	31.1
Gross profit	68.5	68.9
Labor and related expenses	37.1	37.0
Other store operating expenses	18.5	18.2
Store operating income	12.9	13.7
General and administrative expenses	5.7	6.2
Operating income	7.2	7.5
Interest expense	1.7	1.9
Income before income taxes	5.5	5.6
Provision for income taxes	1.8	1.6
Net income	3.7%	4.0%

Index

The following table highlights the key components of revenue for the quarter ended November 2, 2012 as compared to the quarter ended October 28, 2011:

	Quarter Ended
	November 2, 2012	October 28, 2011
Revenue in dollars:
Restaurant	$504,314	$481,509
Retail	123,137	116,928
Total revenue	$627,451	$598,437
Total revenue by percentage relationships:
Restaurant	80.4%	80.5%
Retail	19.6%	19.5%
Average unit volumes(1):
Restaurant	$815.1	$797.1
Retail	199.1	193.6
Total revenue	$1,014.2	$990.7
Comparable store sales increase (decrease):
Restaurant	3.3%	(1.6)%
Retail	1.6%	(1.3)%
Restaurant and retail	2.9%	(1.5)%

(1)Average unit volumes include sales of all stores.

The following table sets forth the number of stores in operation at the beginning and end of the quarters ended November 2, 2012 and October 28, 2011, respectively:

	Quarter Ended
	November 2, 2012	October 28, 2011
Open at beginning of period	616	603
Open during period	4	3
Open at the end of period	620	606

Total Revenue

Total revenue for the first quarter of 2013 increased 4.8% compared to the first quarter of 2012. For the first quarter of 2013, our comparable store restaurant sales increase consisted of a 2.5% average check increase for the quarter (including a 2.0% average menu price increase) and a 0.8% guest traffic increase.  Our comparable store retail sales increase resulted from strong performance in certain retail merchandise categories and the increase in guest traffic. Sales from newly opened stores accounted for the balance of the total revenue increase in the first quarter of 2013 as compared to the first quarter of 2012.

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts and percentages for the quarter ended November 2, 2012 as compared to the quarter ended October 28, 2011:

	Quarter Ended
	November 2, 2012	October 28, 2011
Cost of Goods Sold in dollars:
Restaurant	$135,183	$127,696
Retail	62,675	58,611
Total Cost of Goods Sold	$197,858	$186,307
Cost of Goods Sold by percentage relationships:
Restaurant	26.8%	26.5%
Retail	50.9%	50.1%

Index

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first quarter of 2013 as compared to the first quarter of 2012 was primarily the result of food commodity inflation and a shift to higher cost menu items.  These increases were partially offset by our menu price increase referenced above and a reduction in food waste.  Higher cost menu items accounted for a 0.3% increase in restaurant cost of goods sold as a percentage of restaurant revenue.  The reduction in food waste accounted for a 0.2% decrease in restaurant cost of goods sold as a percentage of restaurant revenue.  Commodity inflation was 2.4% in the first quarter of 2013.  We presently expect the rate of commodity inflation to be approximately 5.0% to 6.0% for the current year.

The increase in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2013 as compared to the first quarter of 2012 resulted primarily from an increase in inventory reserves, higher markdowns and higher purchase costs for certain retail merchandise partially offset by lower freight costs.

First Quarter Increase (Decrease) as a Percentage of Retail Revenue
Inventory reserves	0.5%
Markdowns	0.4%
Cost of purchases	0.3%
Freight costs	(0.3%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue increased to 37.1% in the first quarter of 2013 as compared to 37.0% in the first quarter of 2012.  This percentage change resulted from the following:

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Employee health care expenses	0.3%
Workers’ compensation expense	0.1%
Store hourly labor	(0.3%)

The increase in our employee health care expenses in the first quarter of 2013 as compared to the first quarter of 2012 resulted from the non-recurrence of reimbursements for certain health insurance premiums.  Our fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.  As a result, due to lower claims experience in calendar 2011, we recorded an approximate $2,500 receivable in the first quarter of 2012 for reimbursement of certain health insurance premiums paid in prior periods of calendar 2011.  In contrast, due to higher claims experience in calendar 2012, we currently expect to incur additional expense for health insurance premiums in 2013.

On a quarterly basis, we perform limited scope actuarial studies on our workers’ compensation reserves.  Although these actuarial reviews resulted in reductions in our workers’ compensation expense in both the first quarters of 2013 and 2012, we recorded a significantly larger reduction in the first quarter of 2012 as compared to the first quarter of 2013.

The decrease in store hourly labor costs as a percentage of total revenue for the first quarter of 2013 as compared to the first quarter of 2012 resulted from menu price increases being higher than wage inflation and improved productivity primarily due to our enhanced labor management system.

Index

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes and general insurance.

Other store operating expenses as a percentage of total revenue increased to 18.5% in the first quarter of 2013 as compared to 18.2% in the first quarter of 2012.  This percentage change resulted from the following:

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Litigation settlement	0.5%
Advertising expense	0.1%
Utilities expense	(0.3%)

The increase in other store operating expenses in the first quarter of 2013 as compared to the first quarter of 2012 resulted primarily from a litigation settlement received in the first quarter of 2012.  Additionally, in the first quarter of 2013 as compared to the first quarter of 2012, higher advertising expense was offset by lower utilities expense.  The increase in advertising expense resulted primarily from an increase in billboard production costs related to new billboard creative and higher media spending on radio.  Lower utilities expense resulted primarily from lower electricity costs.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 5.7% in the first quarter of 2013 as compared to 6.2% in the first quarter of 2012.  This percentage change resulted primarily from the following:

First Quarter (Decrease) Increase as a Percentage of Total Revenue
Manager conference expense	(0.3%)
Incentive compensation	(0.2%)
Legal expenses	(0.1%)
Proxy contest expenses	0.1%

The decrease in general and administrative expenses in the first quarter of 2013 as compared to the first quarter of 2012 resulted from the non-recurrence of expenses associated with a manager conference which was held in the first quarter of 2012, lower incentive compensation and lower legal expenses.  Lower incentive compensation resulted primarily from the non-recurrence of expenses related to vested share-based awards.

These decreases were partially offset by higher proxy contest expenses.  Due to the timing of the annual shareholders’ meeting, which was held in late December in the prior year and in mid-November in the current year, proxy contest expenses were higher in the first quarter of 2013 as compared to the first quarter of 2012.  We currently expect proxy contest expenses in the range of $4,000 to $4,500 in 2013.

Interest Expense

Interest expense for the first quarter of 2013 was $10,712 as compared to $11,135 in the first quarter of 2012.  The decrease resulted primarily from lower debt outstanding.  We presently expect a reduction in interest expense of approximately $8,000 to $9,000 in 2013 primarily because of the expiration of a seven-year interest rate swap on May 3, 2013 with a fixed interest rate of 5.57% plus our current credit spread.

Index

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 33.0% and 28.9%, respectively, in the first quarters of 2013 and 2012.  The increase in the effective tax rate from the first quarter of 2012 as compared to the first quarter of 2013 resulted primarily from the expiration of the Work Opportunity Tax Credit.  We presently expect our effective tax rate for 2013 to be approximately 32% to 33% because of the expiration of the Work Opportunity Tax Credit partially offset by lower state taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $500,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at August 3, 2012 and proceeds from exercises of share-based compensation awards, were sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first quarter of 2013.

We believe that cash at November 2, 2012, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continuing operations, our continuing expansion plans, our principal payments on our debt, our share repurchase plans and our expected dividend payments for at least the next twelve months.

Cash (Used in) Generated from Operations

Our operating activities used net cash of $13,628 for the first quarter of 2013, which represented a decrease from the $20,244 net cash provided during the first quarter of 2012.  This decrease reflected higher retail inventories and higher annual and long-term incentive bonus payments made this year as a result of the prior year’s performance.  Higher retail inventories resulted from the timing of receipts and an increase in purchases in certain retail merchandise categories.

Borrowing Capacity and Debt Covenants

Our $750,000 credit facility (the “Credit Facility”) consists of a term loan (aggregate outstanding at November 2, 2012 was $212,500) and our Revolving Credit Facility.  At November 2, 2012, we had $312,500 of outstanding borrowings under the Revolving Credit Facility and we had $28,171 of standby letters of credit related to securing reserved claims under workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility.  At November 2, 2012, we had $159,329 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with the Credit Facility’s financial covenants.

Index

Capital Expenditures

Capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries were $13,310 for the first quarter of 2013 as compared to $18,712 in the first quarter of 2012.  Our capital expenditures consisted primarily of costs of new store locations and capital expenditures for maintenance programs.  The decrease in capital expenditures in the first quarter of 2013 as compared to the first quarter of 2012 is primarily the result of fewer new locations under construction as compared to the prior year.  We estimate that our capital expenditures during 2013 will be between $90,000 and $100,000.  This estimate includes certain costs related to the acquisition of sites and construction of new stores that have opened or are expected to open during 2013, as well as for acquisition and construction costs for store locations to be opened in future years and capital expenditures for maintenance programs.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

Subject to a maximum amount of $100,000, we have been authorized by our Board of Directors to repurchase shares from time to time during 2013 through a combination of open market purchases, privately negotiated acquisitions, accelerated share repurchase transactions and/or other derivative transactions at the discretion of management.  We did not repurchase any shares during the first quarter of 2013.

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

During the first quarter of 2013, we paid dividends of $0.40 per share.  During the first quarter of 2013, we declared a dividend of $0.50 per share that was paid on November 5, 2012 to shareholders of record on October 19, 2012.

During the first quarter of 2013, we received proceeds of $2,322 from the exercise of share-based compensation awards and the corresponding issuance of 203,956 shares of our common stock.

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

Index

We had working capital of $35,078 at November 2, 2012 versus working capital of $18,249 at August 3, 2012.  Working capital increased from August 3, 2012 primarily because of higher retail inventories and lower incentive compensation accruals partially offset by a decrease in cash.  Lower incentive compensation accruals resulted from the payment of annual and long-term incentive bonuses in the first quarter of 2013.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2012 Form 10-K for additional information regarding our operating leases.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2012.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2012 Form 10-K for additional information regarding our material commitments.

Recent Accounting Pronouncements Adopted and Not Yet Adopted

See Note 1 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  None of the accounting guidance discussed in Note 1 either had or is expected to have a significant impact on our consolidated financial position or results of operations.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2012 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

Index

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

We have not made any material changes in our methodology for assessing impairments during the first quarter of 2013 and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.

We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses in the lower end of that range and discount them to present value using a risk-free interest rate based on projected timing of payments.

A significant portion of our health insurance program is self-insured.  Benefits for any individual (employee or dependents) in the self-insured group health program are limited to not more than $20 in any given plan year, and, in certain cases, to not more than $8 in any given year.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  The fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.

Index

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first quarter of 2013 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first quarter of 2013 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

We file our income tax returns many months after our year end.  These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, an unsuccessful legal proceeding or a settlement could result in material adjustments to our Consolidated Financial Statements and our consolidated financial position (see Note 15 to our Consolidated Financial Statements contained in the 2012 Form 10-K for additional information).

Index

Share-Based Compensation

Our share-based compensation consists of nonvested stock awards, performance-based market stock units (“MSU Grants”) and stock options.  Share-based compensation expense is recognized based on the grant date fair value and the achievement of performance conditions for certain awards.  We recognize share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or the date on which retirement is achieved, if shorter.  Share-based compensation expense for awards with performance conditions is recorded when it is probable that the performance criteria will be met.

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

Our nonvested stock awards are time vested except for awards under our long-term incentive plans which also contain performance conditions.   At each reporting period, we reassess the probability of achieving the performance targets under our long-term incentive plans.  Determining whether the performance targets will be achieved involves judgment, and the estimate of expense for nonvested stock awards may be revised periodically based on the probability of achieving the performance targets.  Revisions are reflected in the period in which the estimate is changed.  If any performance goals are not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

Generally, the fair value of each nonvested stock grant is equal to the market price of our common stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.

Beginning in 2011, we adopted annual long-term incentive plans that award MSU Grants to our executives instead of stock options.  In addition to providing the requisite service, MSU Grants contain both a market condition based on total shareholder return, and a performance condition based on operating income.  Total shareholder return is defined as increases in our stock price plus dividends paid during the performance period.  The number of shares awarded at the end of the performance period for each MSU Grant may increase up to 150% of target in direct proportion to any percentage increase in shareholder value during the performance period.  The probability of the actual shares expected to be awarded is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units awarded.  However, if the performance condition is not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

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

Index

We update the historical and implied components of the expected volatility assumption when new grants are made.

The fair value of our stock options was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates several key assumptions including expected volatility, risk-free rate of return, expected dividend yield and the option’s expected life.  Additionally, we use historical data to estimate option exercise and employee termination, and these assumptions are updated annually.  The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  The expected life is a by-product of the lattice model and is updated when new grants are made.  No stock options were granted in 2012 and 2013.

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first quarter of 2013 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2012 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since August 3, 2012.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of November 2, 2012, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended November 2, 2012 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1A. Risk Factors

The following risk factor updates and should be considered in addition to the risk factors set forth in Part I, Item 1A of the 2012 Form 10-K:

Provisions in our charter, Tennessee law and our shareholder rights plan may discourage potential acquirers of our company.

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock.  The shareholder rights plan will expire on April 9, 2015. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock.  The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire us on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights plan or are otherwise not approved by our board of directors.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: 11/29/12	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date: 11/29/12	By:	/s/P. Douglas Couvillion
P. Douglas Couvillion, Vice President, Corporate Controller and
Principal Accounting Officer

Index

INDEX TO EXHIBITS

Exhibit

10.1	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2013 Annual Bonus Plan† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2012)

10.2
Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2013 Long-Term Incentive Program† (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2012)

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