Form 10-Q
period 2013-02-01
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2013-02-26
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 1, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_________________ to____________________

Commission file number: 001-25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0812904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 Hartmann Drive, P.O. Box 787 Lebanon, Tennessee	37088-0787 (Zip code)
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

23,757,885 Shares of Common Stock
Outstanding as of February 20, 2013

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended February 1, 2013

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1
● Condensed Consolidated Financial Statements (Unaudited)

a) Condensed Consolidated Balance Sheets as of February 1, 2013 and August 3, 2012	3

b) Condensed Consolidated Statements of Income for the Quarters and Six Months Ended February 1, 2013 and January 27, 2012	4

c) Condensed Consolidated Statements of Comprehensive Income for the Quarters and Six Months Ended February 1, 2013 and January 27, 2012	5

d) Condensed Consolidated Statements of Cash Flows for the Quarters and Six Months Ended February 1, 2013 and January 27, 2012	6

e) Notes to Condensed Consolidated Financial Statements	7

Item 2
● Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3
● Quantitative and Qualitative Disclosures About Market Risk	27

Item 4
● Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1
● Legal Proceedings	28

Item 1A
● Risk Factors	28

Item 6
● Exhibits	28

SIGNATURES	29

Index

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	February 1, 2013	August 3, 2012*
Current Assets:
Cash and cash equivalents	$186,148	$151,962
Property held for sale	882	884
Accounts receivable	13,338	14,609
Inventories	139,567	143,267
Prepaid expenses and other current assets	19,229	11,405
Deferred income taxes	9,206	15,181
Total current assets	368,370	337,308
Property and equipment	1,762,948	1,741,571
Less: Accumulated depreciation and amortization of capital leases	745,018	719,201
Property and equipment – net	1,017,930	1,022,370
Other assets	59,301	59,314
Total assets	$1,445,601	$1,418,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$85,109	$101,271
Current maturities of long-term debt and other long-term obligations	12,596	117
Taxes withheld and accrued	26,887	39,704
Income taxes payable	331	5,825
Deferred revenues	63,046	37,696
Accrued interest expense	9,503	116
Current interest rate swap liability	6,959	20,215
Other current liabilities	101,263	114,115
Total current liabilities	305,694	319,059
Long-term debt	512,500	525,036
Long-term interest rate swap liability	14,911	14,166
Other long-term obligations	116,660	114,897
Deferred income taxes	61,543	63,159

Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,728,808 shares issued and outstanding at February 1, 2013, and 23,473,024 shares issued and outstanding at August 3, 2012	237	234
Additional paid-in capital	37,993	28,676
Accumulated other comprehensive loss	(13,437)	(21,158)
Retained earnings	409,500	374,923
Total shareholders’ equity	434,293	382,675
Total liabilities and shareholders’ equity	$1,445,601	$1,418,992

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 3, 2012, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2012.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	February 1,	January 27,	February 1,	January 27,
	2013	2012	2013	2012

Total revenue	$702,671	$673,234	$1,330,122	$1,271,671

Cost of goods sold	244,187	235,391	442,045	421,698
Gross profit	458,484	437,843	888,077	849,973

Labor and other related expenses	244,871	234,933	477,610	455,901
Other store operating expenses	122,586	119,136	238,451	228,180
Store operating income	91,027	83,774	172,016	165,892

General and administrative expenses	33,830	36,437	69,511	73,931
Operating income	57,197	47,337	102,505	91,961

Interest expense	10,293	11,025	21,005	22,160
Income before income taxes	46,904	36,312	81,500	69,801

Provision for income taxes	11,736	10,703	23,140	20,390

Net income	$35,168	$25,609	$58,360	$49,411

Net income per share:
Basic	$1.48	$1.11	$2.47	$2.16
Diluted	$1.47	$1.10	$2.45	$2.13

Weighted average shares:
Basic	23,711,235	22,968,002	23,644,405	22,919,451
Diluted	23,945,236	23,306,177	23,866,431	23,225,963

Dividends declared per share	$0.50	$0.25	$1.00	$0.50

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	February 1,	January 27,	February 1,	January 27,
	2013	2012	2013	2012

Net income	$35,168	$25,609	$58,360	$49,411

Other comprehensive income before income tax expense (benefit):
Change in fair value of interest rate swaps	7,010	2,292	12,511	6,554
Income tax expense (benefit)	2,703	(120)	4,790	192
Other comprehensive income, net of tax	4,307	2,412	7,721	6,362
Comprehensive income	$39,475	$28,021	$66,081	$55,773

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	February 1,	January 27,
	2013	2012
Cash flows from operating activities:
Net income	$58,360	$49,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,357	31,339
Loss on disposition of property and equipment	1,465	1,258
Share-based compensation	5,409	5,946
Excess tax benefit from share-based compensation	(1,289)	(155)
Changes in assets and liabilities:
Inventories	3,700	14,371
Other current assets	(6,553)	(2,521)
Accounts payable	(16,162)	(6,087)
Accrued employee compensation	(13,774)	3,060
Deferred revenues	25,350	22,265
Other current liabilities	(8,845)	(697)
Other long-term assets and liabilities	962	(4,231)
Net cash provided by operating activities	80,980	113,959

Cash flows from investing activities:
Purchase of property and equipment	(29,749)	(38,835)
Proceeds from sale of property and equipment	333	477
Proceeds from insurance recoveries of property and equipment	420	116
Net cash used in investing activities	(28,996)	(38,242)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	92,600
Principal payments under long-term debt and other long-term obligations	(58)	(92,676)
Proceeds from exercise of share-based compensation awards	2,622	2,137
Excess tax benefit from share-based compensation	1,289	155
Dividends on common stock	(21,651)	(10,822)
Net cash used in financing activities	(17,798)	(8,606)

Net increase in cash and cash equivalents	34,186	67,111
Cash and cash equivalents, beginning of period	151,962	52,274
Cash and cash equivalents, end of period	$186,148	$119,385

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$10,520	$18,916
Income taxes	$25,268	$6,412

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swaps	$12,511	$6,554
Change in deferred tax asset for interest rate swaps	$(4,790)	$(192)

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

The condensed consolidated balance sheets at February 1, 2013 and August 3, 2012 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and/or six-month periods ended February 1, 2013 and January 27, 2012, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 3, 2012 (the “2012 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2012 Form 10-K. References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

Recent Accounting Pronouncement Adopted

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance which requires companies to present total comprehensive income and its components and the components of net income in either a single continuous statement of comprehensive income or in two consecutive statements reporting net income and comprehensive income.  This requirement eliminates the option to present components of comprehensive income as part of the statement of changes in shareholders’ equity.  This guidance affects only the presentation of comprehensive income and does not change the components of comprehensive income.  The Company adopted this accounting guidance on a retrospective basis in the first quarter of 2013 by presenting separate but consecutive statements.  The adoption of this accounting guidance did not have an impact on the Company’s consolidated financial position or results of operations.

Index

Recent Accounting Pronouncements Not Yet Adopted

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued accounting guidance which requires companies to disclose information about the nature of their rights of setoff and related arrangements associated with their financial instruments and derivative instruments to enable users of financial statements to understand the effect of those arrangements on their financial position.  Each company will be required to provide both net and gross information in the notes to its financial statements for relevant assets and liabilities that are eligible for offset.  In January 2013, the FASB issued additional accounting guidance which limits these disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement.  These disclosure requirements are effective for fiscal years beginning on or after January 1, 2013 on a retrospective basis.  The Company does not expect that the adoption of these disclosure requirements in the first quarter of 2014 will have a significant impact on its Consolidated Financial Statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued accounting guidance which requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component.  A company will be required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under GAAP that provide additional detail regarding those amounts.  This accounting guidance is effective for fiscal years beginning after December 15, 2012 on a prospective basis.  The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements, but since the guidance only affects presentation and disclosure of amounts reclassified out of accumulated other comprehensive income, the adoption of this guidance in the first quarter of 2014 is not expected to have a significant impact on the Company’s consolidated position or results of operations.

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at February 1, 2013 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of February 1, 2013
Cash equivalents*	$121,735	$--	$--	$121,735
Deferred compensation plan assets**	30,063	--	--	30,063
Total assets at fair value	$151,798	$--	$--	$151,798

Interest rate swap liability (see Note 5)	$--	$21,870	$--	$21,870
Total liabilities at fair value	$--	$21,870	$--	$21,870

Index

The Company’s assets and liabilities measured at fair value on a recurring basis at August 3, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of August 3, 2012
Cash equivalents*	$104,531	$--	$--	$104,531
Deferred compensation plan assets**	29,443	--	--	29,443
Total assets at fair value	$133,974	$--	$--	$133,974

Interest rate swap liability (see Note 5)	$--	$34,381	$--	$34,381
Total liabilities at fair value	$--	$34,381	$--	$34,381

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets.

The Company’s money market fund investments and deferred compensation plan assets are measured at fair value using quoted market prices.  The fair value of the Company’s interest rate swap liabilities is determined based on the present value of expected future cash flows.  Since the values of the Company’s interest rate swaps are based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full terms of the swaps, it is considered a Level 2 input.  Non-performance risk is reflected in determining the fair value of the interest rate swaps by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the terms of the swaps.  Thus, the adjustment for non-performance risk is also considered a Level 2 input.

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at February 1, 2013 and August 3, 2012.

3.	Inventories

Inventories were comprised of the following at:

	February 1, 2013	August 3, 2012
Retail	$103,500	$108,846
Restaurant	21,149	19,728
Supplies	14,918	14,693
Total	$139,567	$143,267

4.	Debt

Long-term debt consisted of the following at:

	February 1, 2013	August 3, 2012
Revolving credit facility expiring on July 8, 2016	$312,500	$312,500
Term loan payable on or before July 8, 2016	212,500	212,500
Note payable	90	142
	525,090	525,142
Current maturities	(12,590)	(106)
Long-term debt	$512,500	$525,036

Index

The Company’s $750,000 credit facility (the “Credit Facility”) consists of a term loan and a $500,000 revolving credit facility (the “Revolving Credit Facility”).  At February 1, 2013, the Company had $312,500 of outstanding borrowings under the Revolving Credit Facility and $28,171 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 11).  At February 1, 2013, the Company had $159,329 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Credit Facility.  As of February 1, 2013, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 7.32% (see Note 5 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At February 1, 2013, the Company was in compliance with all debt covenants.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s weighted average credit spread at February 1, 2013 was 1.75%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

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

Index

The Company does not hold or use derivative instruments for trading purposes.  The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

The estimated fair values of the Company’s derivative instruments as of February 1, 2013 and August 3, 2012 were as follows:

	Balance Sheet Location	February 1, 2013	August 3, 2012
Interest rate swap	Current interest rate swap liability	$6,959	$20,215
Interest rate swaps	Long-term interest rate swap liability	14,911	14,166
Total (See Note 2)		$21,870	$34,381

The estimated fair value of the Company’s interest rate swap liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at February 1, 2013 and August 3, 2012 resulted in reductions of $396 and $851, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of February 1, 2013, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $10,900.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the six-month period ended February 1, 2013 and the year ended August 3, 2012:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Six Months Ended	Year Ended
	February 1, 2013	August 3, 2012
Cash flow hedges:
Interest rate swaps	$12,511	$17,223

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and six-month periods ended February 1, 2013 and January 27, 2012:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		February 1, 2013	January 27 2012	February 1, 2013	January 27, 2012
Cash flow hedges:
Interest rate swaps	Interest expense	$7,030	$7,467	$7,030	$14,912

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the six-month periods ended February 1, 2013 and January 27, 2012.

6.	Shareholders’ Equity

During the six-month period ended February 1, 2013, the Company received proceeds of $2,622 from the exercise of share-based compensation awards and the corresponding issuance of 255,784 shares of its common stock.  The Company did not repurchase any shares during the six-month period ended February 1, 2013.

Index

During the six-month period ended February 1, 2013, the Company paid dividends of $0.90 per share of its common stock.  In addition, the Company declared a regular dividend of $0.50 per share of its common stock that was paid on February 5, 2013 to shareholders of record on January 18, 2013.

During the six-month period ended February 1, 2013, the unrealized loss, net of tax, on the Company’s interest rate swaps decreased by $7,721 to $13,437 and is recorded in AOCL (see Notes 2 and 5).

During the six-month period ended February 1, 2013, total share-based compensation expense was $5,409.  The excess tax benefit realized upon exercise of share-based compensation awards was $1,289.

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

Cracker Barrel stores represent a single, integrated operation with two related and substantially integrated product lines.  The operating expenses of the restaurant and retail product lines of a Cracker Barrel store are shared and are indistinguishable in many respects.  Accordingly, the Company currently manages its business on the basis of one reportable operating segment.  All of the Company’s operations are located within the United States.  Total revenue was comprised of the following at:

	Quarter Ended		Six Months Ended
	February 1, 2013	January 27, 2012	February 1, 2013	January 27, 2012
Revenue:
Restaurant	$528,155	$503,531	$1,032,469	$985,040
Retail	174,516	169,703	297,653	286,631
Total revenue	$702,671	$673,234	$1,330,122	$1,271,671

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following at:

	Quarter Ended		Six Months Ended
	February 1, 2013	January 27, 2012	February 1, 2013	January 27, 2012
Nonvested stock awards	$2,997	$2,526	$4,164	$4,065
Performance-based market stock units (“MSU Grants”)	543	436	1,157	1,035
Stock options	--	437	88	846
	$3,540	$3,399	$5,409	$5,946

Index

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	February 1, 2013	January 27, 2012	February 1, 2013	January 27, 2012
Net income per share numerator	$35,168	$25,609	$58,360	$49,411

Net income per share denominator:
Weighted average shares	23,711,235	22,968,002	23,644,405	22,919,451
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	234,001	338,175	222,026	306,512
Diluted weighted average shares	23,945,236	23,306,177	23,866,431	23,225,963

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of February 1, 2013, the Company had $28,171 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At February 1, 2013, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of those guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third parties.

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

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At February 1, 2013, we operated 621 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2012 (the “2012 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2012 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 23-27 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index

Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to leverage that strength to grow guest traffic, sales and profits.

Our six priorities for 2013 are:

●	Refresh select menu categories that will reinforce our value and provide healthier options to our guests;

●	Grow retail sales with unique merchandise;

●	Build on the successful “Handcrafted by Cracker Barrel” advertising campaign;

●	Invest in and leverage technology and equipment to support operations and reduce costs;

●	Continued focus on shareholder return; and

●	Expand the brand through e-commerce and licensing.

During the second quarter of 2013, we continued our progress on these six priorities.  We achieved positive comparable store traffic, restaurant sales and retail sales for the fifth consecutive quarter, and our comparable store traffic and restaurant sales outperformed the Knapp-Track™ Casual Dining Index for the fifth consecutive quarter.  This second quarter also reflects the first quarter of positive over positive comparable store traffic growth in ten years.  Additionally, strong performance in our apparel and accessories categories contributed to retail sales growth.  Effective in-season management of retail inventory and marketing, menu and operational initiatives contributed to margin improvement and earnings growth.  Our strong cash flow has enabled us to declare a quarterly dividend of $0.50 per share for two consecutive quarters.  In addition, we have entered into a multi-year licensing agreement to make certain Cracker Barrel products available to consumers in a new retail channel.  While we do not expect this initiative to have a material effect on our fiscal results for 2013, we believe this partnership will increase the visibility of our brand and contribute to our profitability in future years.  See “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for information related to a lawsuit filed against the Company regarding this initiative.

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended February 1, 2013 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	February 1,	January 27,	February 1,	January 27,
	2013	2012	2013	2012
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.8	35.0	33.2	33.2
Gross profit	65.2	65.0	66.8	66.8
Labor and other related expenses	34.8	34.9	35.9	35.9
Other store operating expenses	17.4	17.7	18.0	17.9
Store operating income	13.0	12.4	12.9	13.0
General and administrative expenses	4.9	5.4	5.2	5.8
Operating income	8.1	7.0	7.7	7.2
Interest expense	1.4	1.6	1.6	1.7
Income before income taxes	6.7	5.4	6.1	5.5
Provision for income taxes	1.7	1.6	1.7	1.6
Net income	5.0%	3.8%	4.4%	3.9%

Index

The following table sets forth the number of stores in operation at the beginning and end of the quarters and six-month periods ended February 1, 2013 and January 27, 2012, respectively:

	Quarter Ended		Six Months Ended
	February 1,	January 27,	February 1,	January 27,
	2013	2012	2013	2012
Open at beginning of period	620	606	616	603
Opened during period	1	2	5	5
Open at the end of period	621	608	621	608

Total Revenue

Total revenue for the second quarter and first six months of 2013 increased 4.4% and 4.6%, respectively, compared to the same periods in the prior year.

The following table highlights the key components of revenue for the quarter and six-month period ended February 1, 2013 as compared to the quarter and six-month period ended January 27, 2012:

	Quarter Ended		Six Months Ended
	February 1, 2013	January 27, 2012	February 1, 2013	January 27, 2012
Revenue in dollars:
Restaurant	$528,155	$503,531	$1,032,469	$985,040
Retail	174,516	169,703	297,653	286,631
Total revenue	$702,671	$673,234	$1,330,122	$1,271,671
Total revenue by percentage relationships:
Restaurant	75.2%	74.8%	77.6%	77.5%
Retail	24.8%	25.2%	22.4%	22.5%
Average unit volumes(1):
Restaurant	$850.5	$828.3	$1,665.7	$1,625.5
Retail	281.0	279.1	480.2	473.0
Total revenue	$1,131.5	$1,107.4	$2,145.9	$2,098.5
Comparable store sales increase:
Restaurant	3.3%	3.5%	3.3%	1.0%
Retail	3.1%	3.4%	2.5%	1.4%
Restaurant and retail	3.2%	3.5%	3.1%	1.1%

 (1)Average unit volumes include sales of all stores.

For the second quarter of 2013, our comparable store restaurant sales increase consisted of a 3.1% average check increase for the quarter (including a 2.6% average menu price increase) and a 0.2% guest traffic increase.  For the first six months of 2013, our comparable store restaurant sales increase consisted of a 2.8% average check increase for the six months (including a 2.3% average menu price increase) and a 0.5% guest traffic increase.

For the second quarter and first six months of 2013, our comparable store retail sales increases resulted from strong performance in certain retail merchandise categories and the increases in guest traffic.

Restaurant and retail sales from newly opened stores accounted for the balance of the total revenue increases in the second quarter and first six months of 2013 as compared to the same periods in the prior year.

Index

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts and percentages for the second quarter and first six months of 2013 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	February 1, 2013	January 27, 2012	February 1, 2013	January 27, 2012
Cost of Goods Sold in dollars:
Restaurant	$146,338	$138,456	$281,521	$266,152
Retail	97,849	96,935	160,524	155,546
Total Cost of Goods Sold	$244,187	$235,391	$442,045	$421,698
Cost of Goods Sold by percentage of revenue:
Restaurant	27.7%	27.5%	27.3%	27.0%
Retail	56.1%	57.1%	53.9%	54.3%

The increases in restaurant cost of goods sold as a percentage of restaurant revenue in the second quarter and the first six months of 2013 as compared to the same periods in the prior year were primarily the result of food commodity inflation and a shift to higher cost menu items.  These increases were partially offset by our menu price increases referenced above and a reduction in food waste.  Higher cost menu items accounted for a 0.4% increase in restaurant cost of goods sold as a percentage of restaurant revenue in both the second quarter and first six months of 2013.  The reduction in food waste accounted for a 0.2% decrease in restaurant cost of goods sold as a percentage of restaurant revenue in both the second quarter and first six months of 2013.  Commodity inflation was 2.5% in both the second quarter and first six months of 2013.

We presently expect the rate of commodity inflation to be approximately 4% to 5% for the current year.

The decrease in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2013 as compared to the prior year quarter resulted primarily from lower markdowns and a decrease in inventory reserves partially offset by higher purchase costs for certain retail merchandise.  Better in-season management of inventory resulted in lower markdowns and lower levels of aged retail inventory resulted in the decrease in inventory reserves.

Second Quarter (Decrease) Increase as a Percentage of Retail Revenue
Markdowns	(1.0%)
Inventory reserves	(0.5%)
Cost of purchases	0.6%

The decrease in retail cost of goods sold as a percentage of retail revenue in the first six months of 2013 as compared to the prior year resulted primarily from lower markdowns.

Index

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 34.8% in the second quarter of 2013 as compared to 34.9% in the second quarter of 2012.  This percentage change resulted from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor	(0.4%)
Employee health care expenses	0.2%
Store management compensation	0.1%

Labor and related expenses as a percentage of total revenue remained flat at 35.9% in the first six months of 2013 as compared to the first six months of 2012 as a result of the following offsetting variances:

Six Month Period (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor	(0.5%)
Employee health care expenses	0.3%
Store management compensation	0.1%
Workers’ compensation expense	0.1%

The decreases in store hourly labor costs as a percentage of total revenue for the second quarter and first six months of 2013 as compared to the same periods in the prior year resulted from menu price increases being higher than wage inflation and improved productivity.

The increases in our employee health care expenses in the second quarter and first six months of 2013 as compared to the same periods in the prior year resulted from reimbursements for certain health insurance premiums in the prior-year periods.  Our fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.  As a result of lower claims experience in calendar 2011, we recorded an approximate $1,500 receivable in the second quarter of 2012 and a total receivable of approximately $4,000 for the first six months of 2012 for reimbursement of certain health insurance premiums paid in prior periods of calendar 2011.  In contrast, due to higher claims experience in calendar 2012, we currently expect to incur additional expense for health insurance premiums in 2013.

The increases in store management compensation in the second quarter and first six months of 2013 as compared to the same periods in the prior year resulted primarily from higher store bonus expense as a result of better performance against financial objectives in 2013 as compared to the prior year.

On a quarterly basis, we perform limited scope actuarial studies on our workers’ compensation reserves.  Although these actuarial reviews resulted in reductions in our workers’ compensation expense in the first six months of both 2013 and 2012, we recorded a significantly larger reduction in the first six months of 2012 as compared to the first six months of 2013.

Index

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes and general insurance.

Other store operating expenses as a percentage of total revenue decreased to 17.4% in the second quarter of 2013 as compared to 17.7% in the second quarter of 2012.  This percentage change resulted primarily from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Advertising expense	(0.2%)
Utilities expense	(0.1%)
Supplies expense	(0.1%)
Maintenance expense	0.2%

The decrease in advertising expense resulted primarily from the timing of production costs for our “Handcrafted by Cracker Barrel” advertising campaign as compared to the prior year.  Lower utilities expense resulted primarily from lower electricity costs.  Lower supplies expense resulted primarily from a decrease in printed materials and to-go packaging costs.  Higher maintenance expenses resulted primarily from an increase in preventative maintenance and kitchen equipment costs.

Other store operating expenses as a percentage of total revenue increased to 18.0% in the first six months of 2013 as compared to 17.9% in the first six months of 2012.  This percentage change resulted from the following:

Six Month Period Increase (Decrease) as a Percentage of Total Revenue
Litigation settlement	0.2%
Maintenance expense	0.1%
Utilities expense	(0.2%)

The increase in other store operating expenses in the first six months of 2013 as compared to the first six months of 2012 resulted primarily from a litigation settlement received in the first quarter of 2012 and higher maintenance expense partially offset by lower utilities expense.  Higher maintenance expenses resulted primarily from an increase in preventative maintenance and kitchen equipment costs.  Lower utilities expense resulted primarily from lower electricity costs.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 4.9% in the second quarter of 2013 as compared to 5.4% in the second quarter of 2012.  This percentage change resulted primarily from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Proxy contest expenses	(0.3%)
Incentive compensation	(0.1%)

Index

In addition to incurring lower professional fees related to the current year proxy contest as compared to the prior year proxy contest, the timing of the annual shareholders’ meeting, which was held in late December in the prior year and in mid-November in the current year, resulted in lower proxy contest expenses in the second quarter of 2013 as compared to the second quarter of 2012.  Lower incentive compensation resulted primarily from fewer planned participants in our incentive compensation plans as a result of organizational changes.

General and administrative expenses as a percentage of total revenue decreased to 5.2% in the first six months of 2013 as compared to 5.8% in the first six months of 2012.  This percentage change resulted from the following:

Six Month Period (Decrease) Increase as a Percentage of Total Revenue
Manager conference expense	(0.2%)
Incentive compensation	(0.2%)
Proxy contest expenses	(0.1%)
Legal expenses	(0.1%)

The decrease in general and administrative expenses in the first six months of 2013 as compared to the first six months of 2012 resulted from the non-recurrence of expenses associated with a manager conference which was held in the first quarter of 2012, lower incentive compensation, lower proxy contest expenses and lower legal expenses.  Lower incentive compensation resulted primarily from the non-recurrence of expenses related to vested share-based awards and fewer planned participants in our incentive compensation plans as a result of organizational changes.  Additionally, we incurred lower professional fees related to the current year proxy contest as compared to the prior year proxy contest.

Interest Expense

Interest expense for the second quarter of 2013 was $10,293 as compared to $11,025 in the second quarter of 2012.  Interest expense for the first six months of 2013 was $21,005 as compared to $22,160 in the first six months of 2012.  Both decreases resulted primarily from lower debt outstanding.  We presently expect a reduction in interest expense of approximately $8,000 to $9,000 in 2013 primarily because of the expiration of a seven-year interest rate swap on May 3, 2013 with a fixed interest rate of 5.57% plus our current credit spread.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 25.0% and 29.5%, respectively, in the second quarters of 2013 and 2012.  The effective tax rate was 28.4% and 29.2%, respectively, in the first six months of 2013 and 2012.  The decreases in the effective tax rate from the second quarter and first six months of 2012 to the second quarter and first six months of 2013 resulted primarily from the retroactive extension by Congress of the Work Opportunity Tax Credit through the end of calendar 2013.  As a result, in the second quarter of 2013, we recorded a credit totaling $4,579.  Of this amount, $2,102 related to credits for the period from January 1, 2012 through August 3, 2012 and $2,477 related to 2013.  We presently expect our effective tax rate for 2013 to be between 28% to 29%.

Index

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $500,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at August 3, 2012 and proceeds from exercises of share-based compensation awards, were sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the second quarter of 2013.

We believe that cash at February 1, 2013, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continuing operations, our continuing expansion plans, the principal payments on our debt, our share repurchase plans and our expected dividend payments for at least the next twelve months.

Cash Generated from Operations

Our operating activities provided net cash of $80,980 for the first six months of 2013, which represented a decrease from the $113,959 net cash provided during the first six months of 2012.  This decrease reflected higher annual and long-term incentive bonus payments made in the current year as a result of the prior year’s performance, the change in retail inventories and the timing of payments for accounts payable.  The change in retail inventories resulted from higher inventory positions in year-round toys merchandise, full stock levels on successful apparel and accessories merchandise and the timing of spring receipts.

Borrowing Capacity and Debt Covenants

Our $750,000 credit facility (the “Credit Facility”) consists of a term loan (aggregate outstanding at February 1, 2013 was $212,500) and our Revolving Credit Facility.  At February 1, 2013, we had $312,500 of outstanding borrowings under the Revolving Credit Facility and we had $28,171 of standby letters of credit related to securing reserved claims under workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At February 1, 2013, we had $159,329 in borrowing availability under our Revolving Credit Facility. See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

Effective May 3, 2013, the aggregate notional amount of our interest rate swaps decreases from $525,000 to $400,000.  The decrease in the aggregate notional amount of the interest rate swaps will provide us with the flexibility to pay down up to an aggregate amount of $125,000 on our outstanding debt.

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with the Credit Facility’s financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries were $29,329 for the first six months of 2013 as compared to $38,719 for the same period in the prior year.  Our capital expenditures consisted primarily of costs of new store locations and capital expenditures for maintenance programs.  The decrease in capital expenditures in the first six months of 2013 as compared to the prior year is primarily the result of fewer new locations under construction as compared to the prior year.  We estimate that our capital expenditures during 2013 will be between $90,000 and $100,000.  This estimate includes certain costs related to the acquisition of sites and construction of new stores that have opened or are expected to open during 2013, as well as for acquisition and construction costs for store locations to be opened in future years and capital expenditures for maintenance programs.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

Index

Share Repurchases, Dividends and Proceeds from the Exercise of Share-Based Compensation Awards

Subject to a maximum amount of $100,000, we have been authorized by our Board of Directors to repurchase shares from time to time during 2013 through a combination of open market purchases, privately negotiated acquisitions, accelerated share repurchase transactions and/or other derivative transactions at the discretion of management.  We did not repurchase any shares during the first six months of 2013.

Our Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  If there is no default existing and the total of our availability under the Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “liquidity requirements”), we may declare and pay cash dividends on shares of our common stock if the aggregate amount of dividends paid during any fiscal year is less than 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year.  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

During the first six months of 2013, we paid dividends of $0.90 per share.  During the second quarter of 2013, we declared a dividend of $0.50 per share that was paid on February 5, 2013 to shareholders of record on January 18, 2013.

During the first six months of 2013, we received proceeds of $2,622 from the exercise of share-based compensation awards and the corresponding issuance of 255,784 shares of our common stock.

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

We had working capital of $62,676 at February 1, 2013 versus working capital of $18,249 at August 3, 2012.  Working capital increased from August 3, 2012 primarily because of cash generated from operations, the timing of payments for accounts payable and lower incentive compensation accruals partially offset by a net decrease in working capital related to the increase in sales of our gift cards during the holiday shopping season.  Lower incentive compensation accruals resulted from the payment of annual and long-term incentive bonuses in the first quarter of 2013.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2012 Form 10-K for additional information regarding our operating leases.

Index

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

Critical accounting estimates are those that:
●	management believes are most important to the accurate portrayal of both our financial condition and operating results, and
●	require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2013, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment on long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first six months of 2013 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2013 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Index

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

Our nonvested stock awards are time vested except for awards under our long-term incentive plans which also contain performance conditions.   At each reporting period, we reassess the probability of achieving the performance conditions under our long-term incentive plans.  Determining whether the performance conditions will be achieved involves judgment, and the estimate of expense for nonvested stock awards may be revised periodically based on changes in our determination of the probability of achieving the performance conditions.  Revisions are reflected in the period in which the estimate is changed.  If any performance conditions are not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

Generally, the fair value of each nonvested stock grant is equal to the market price of our common stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.

Beginning in 2011, we adopted annual long-term incentive plans that award MSU Grants to our executives instead of stock options.  In addition to providing the requisite service, MSU Grants contain both a market condition based on total shareholder return and a performance condition based on operating income.  Total shareholder return is defined as increases in our stock price plus dividends paid during the performance period.  The number of shares awarded at the end of the performance period for each MSU Grant may increase up to 150% of target in direct proportion to any percentage increase in shareholder value during the performance period.  The probability of the actual shares expected to be awarded is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units awarded.  However, if the performance condition is not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

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

Index

The fair value of our stock options was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates several key assumptions including expected volatility, risk-free rate of return, expected dividend yield and the option’s expected life.  Additionally, we use historical data to estimate option exercise and employee termination, and these assumptions are updated annually.  The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  The expected life is a by-product of the lattice model and is updated when new grants are made.  No stock options were granted in 2012 or in the first six months of 2013.

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first six months of 2013 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2012 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since August 3, 2012.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of February 1, 2013, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended February 1, 2013 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

On January 31, 2013, Kraft Foods Group Brands, LLC (“Kraft”) filed suit against the Company and the Company’s wholly owned subsidiary CBOCS Properties, Inc. (“CBOCS”) in the Northern District of Illinois, Eastern Division, in the case styled Kraft Foods Group Brands, LLC v.  Cracker Barrel Old Country Store, Inc., CBOCS Properties, Inc., and John Does 1-10, Docket No. 1:13-cv-00780, seeking declaratory and injunctive relief.  Kraft’s complaint alleges that Kraft markets cheese in grocery stores under the trademark CRACKER BARREL (the “Kraft Mark”). Citing the Company’s announcement of its entry into a multi-year licensing agreement with John Morrell Food Group, Kraft is seeking a declaratory judgment based upon the allegation that CBOCS’s use and/or licensing use of CRACKER BARREL OLD COUNTRY STORES (the “CBOCS Mark”) in connection with goods sold in retail food channels is likely to cause confusion among consumers regarding the source or sponsorship of those products. Further, Kraft is seeking a declaratory judgment based upon the allegation that CBOCS’s use or licensing of the CBOCS Mark constitutes unfair competition under federal and Illinois law.  In addition to declaratory relief, Kraft is seeking an injunction prohibiting CBOCS from using or licensing the CBOCS Mark through any trade channels other than the Company’s stores or website.  The Company and CBOCS believe that there are numerous meritorious defenses to Kraft’s claims and intend to defend this lawsuit vigorously.

In addition to the matter described above, the Company and its subsidiaries are party to various other legal and regulatory proceedings and claims incidental to their business in the ordinary course. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2012 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended November 2, 2012.

ITEM 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 26, 2013	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date: February 26, 2013	By:	/s/P. Douglas Couvillion
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