Form 10-Q
period 2013-05-03
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2013-06-03
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 3, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to______________

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

23,785,827 Shares of Common Stock
Outstanding as of May 28, 2013

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended May 3, 2013

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1
• Condensed Consolidated Financial Statements (Unaudited)

a) Condensed Consolidated Balance Sheets as of May 3, 2013 and August 3, 2012	3

b) Condensed Consolidated Statements of Income for the Quarters and Nine Months Ended May 3, 2013 and April 27, 2012	4

c) Condensed Consolidated Statements of Comprehensive Income for the Quarters and Nine Months Ended May 3, 2013 and April 27, 2012	5

d) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 3, 2013 and April 27, 2012	6

e) Notes to Condensed Consolidated Financial Statements	7

Item 2
• Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3
• Quantitative and Qualitative Disclosures About Market Risk	28

Item 4
• Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1
• Legal Proceedings	29

Item 1A
• Risk Factors	29

Item 2
• Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6
• Exhibits	29

SIGNATURES	30

Index

PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	May 3, 2013	August 3, 2012*
Current Assets:
Cash and cash equivalents	$58,457	$151,962
Property held for sale	884	884
Accounts receivable	14,406	14,609
Income taxes receivable	1,435	--
Inventories	134,131	143,267
Prepaid expenses and other current assets	16,016	11,405
Deferred income taxes	7,407	15,181
Total current assets	232,736	337,308
Property and equipment	1,775,076	1,741,571
Less: Accumulated depreciation and amortization of capital leases	758,265	719,201
Property and equipment – net	1,016,811	1,022,370
Other assets	60,126	59,314
Total assets	$1,309,673	$1,418,992
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$72,732	$101,271
Income taxes payable	--	5,825
Deferred revenues	47,374	37,696
Current interest rate swap liability	--	20,215
Other current liabilities	135,753	154,052
Total current liabilities	255,859	319,059
Long-term debt	400,000	525,036
Long-term interest rate swap liability	16,888	14,166
Other long-term obligations	119,855	114,897
Deferred income taxes	61,739	63,159

Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,757,956 shares issued and outstanding at May 3, 2013, and 23,473,024 shares issued and outstanding at August 3, 2012	237	234
Additional paid-in capital	43,255	28,676
Accumulated other comprehensive loss	(10,376)	(21,158)
Retained earnings	422,216	374,923
Total shareholders’ equity	455,332	382,675
Total liabilities and shareholders’ equity	$1,309,673	$1,418,992

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 3, 2012, as filed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2012.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 3,	April 27,	May 3,	April 27,
	2013	2012	2013	2012

Total revenue	$640,407	$608,514	$1,970,529	$1,880,185

Cost of goods sold	201,982	189,615	644,027	611,313
Gross profit	438,425	418,899	1,326,502	1,268,872

Labor and other related expenses	241,864	235,275	719,474	691,176
Other store operating expenses	116,408	109,947	354,859	338,127
Store operating income	80,153	73,677	252,169	239,569

General and administrative expenses	35,981	34,569	105,492	108,500
Operating income	44,172	39,108	146,677	131,069

Interest expense	10,194	11,173	31,199	33,333
Income before income taxes	33,978	27,935	115,478	97,736

Provision for income taxes	9,376	8,961	32,516	29,351

Net income	$24,602	$18,974	$82,962	$68,385

Net income per share:
Basic	$1.04	$0.82	$3.50	$2.97
Diluted	$1.02	$0.81	$3.47	$2.93

Weighted average shares:
Basic	23,760,589	23,132,730	23,683,133	22,990,544
Diluted	24,006,821	23,535,765	23,913,226	23,329,230

Dividends declared per share	$0.50	$0.65	$1.50	$1.15

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Nine Months Ended
	May 3,	April 27,	May 3,	April 27,
	2013	2012	2013	2012

Net income	$24,602	$18,974	$82,962	$68,385

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	4,982	6,348	17,493	12,902
Income tax expense	1,921	1,808	6,711	2,000
Other comprehensive income, net of tax	3,061	4,540	10,782	10,902
Comprehensive income	$27,663	$23,514	$93,744	$79,287

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	May 3,	April 27,
	2013	2012
Cash flows from operating activities:
Net income	$82,962	$68,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,000	47,742
Loss on disposition of property and equipment	2,324	1,832
Share-based compensation	10,996	9,430
Excess tax benefit from share-based compensation	(1,961)	(1,921)
Changes in assets and liabilities:
Inventories	9,136	10,543
Other current assets	(3,882)	(2,263)
Accounts payable	(28,539)	(12,023)
Other current liabilities	(16,550)	18,699
Other long-term assets and liabilities	3,213	1,461
Net cash provided by operating activities	106,699	141,885
Cash flows from investing activities:
Purchase of property and equipment	(46,178)	(57,434)
Proceeds from sale of property and equipment	550	491
Proceeds from insurance recoveries of property and equipment	440	668
Net cash used in investing activities	(45,188)	(56,275)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	92,600
Principal payments under long-term debt and other long-term obligations	(125,087)	(92,704)
Proceeds from exercise of share-based compensation awards	5,195	16,729
Excess tax benefit from share-based compensation	1,961	1,921
Purchases and retirement of common stock	(3,570)	(12,279)
Deferred financing costs	--	(263)
Dividends on common stock	(33,515)	(16,568)
Net cash used in financing activities	(155,016)	(10,564)

Net (decrease) increase in cash and cash equivalents	(93,505)	75,046
Cash and cash equivalents, beginning of period	151,962	52,274
Cash and cash equivalents, end of period	$58,457	$127,320

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$29,670	$29,593
Income taxes	$35,659	$11,764

Supplemental schedule of non-cash financing activity:
Change in fair value of interest rate swaps	$17,493	$12,902
Change in deferred tax asset for interest rate swaps	$(6,711)	$(2,000)

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

The condensed consolidated balance sheets at May 3, 2013 and August 3, 2012 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and/or nine-month periods ended May 3, 2013 and April 27, 2012, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Index

Recent Accounting Pronouncements Not Yet Adopted

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued accounting guidance which requires companies to disclose information about the nature of their rights of setoff and related arrangements associated with their financial instruments and derivative instruments to enable users of financial statements to understand the effect of those arrangements on their financial position.  Each company will be required to provide both net and gross information in the notes to its financial statements for relevant assets and liabilities that are eligible for offset.  In January 2013, the FASB issued additional accounting guidance which limits these disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement.  These disclosure requirements are effective for fiscal years beginning on or after January 1, 2013 on a retrospective basis.  The Company does not expect that the adoption of these disclosure requirements in the first quarter of 2014 will have a significant impact on its consolidated financial position or results of operations.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued accounting guidance which requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component.  A company will be required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under GAAP that provide additional detail regarding those amounts.  This accounting guidance is effective for fiscal years beginning after December 15, 2012 on a prospective basis.  Since the guidance only affects presentation and disclosure of amounts reclassified out of accumulated other comprehensive income, the adoption of this guidance in the first quarter of 2014 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at May 3, 2013 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of May 3, 2013
Cash equivalents*	$29,766	$--	$--	$29,766
Deferred compensation plan assets**	31,046	--	--	31,046
Total assets at fair value	$60,812	$--	$--	$60,812

Interest rate swap liability (see Note 5)	$--	$16,888	$--	$16,888
Total liabilities at fair value	$--	$16,888	$--	$16,888

Index

The Company’s assets and liabilities measured at fair value on a recurring basis at August 3, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of August 3, 2012
Cash equivalents*	$104,531	$--	$--	$104,531
Deferred compensation plan assets**	29,443	--	--	29,443
Total assets at fair value	$133,974	$--	$--	$133,974

Interest rate swap liability (see Note 5)	$--	$34,381	$--	$34,381
Total liabilities at fair value	$--	$34,381	$--	$34,381

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at May 3, 2013 and August 3, 2012.

3.	Inventories

Inventories were comprised of the following at:

	May 3, 2013	August 3, 2012
Retail	$98,110	$108,846
Restaurant	21,185	19,728
Supplies	14,836	14,693
Total	$134,131	$143,267

4.	Debt

Long-term debt consisted of the following at:

	May 3, 2013	August 3, 2012
Revolving credit facility expiring on July 8, 2016	$212,500	$312,500
Term loan payable on or before July 8, 2016	187,500	212,500
Note payable	63	142
	400,063	525,142
Current maturities	(63)	(106)
Long-term debt	$400,000	$525,036

Index

The Company’s $750,000 credit facility (the “Credit Facility”) consists of a term loan and a $500,000 revolving credit facility (the “Revolving Credit Facility”).  At May 3, 2013, the Company had $212,500 of outstanding borrowings under the Revolving Credit Facility and $28,171 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 11).  At May 3, 2013, the Company had $259,329 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Credit Facility.  As of May 3, 2013, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.98% (see Note 5 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At May 3, 2013, the Company was in compliance with all debt covenants.

The Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay.  Prior to the June 3, 2013 amendment described below, if there was no default existing and the total of the Company’s availability under the Revolving Credit Facility plus the Company’s cash and cash equivalents on hand was at least $100,000 (the “liquidity requirements”), the Company could declare and pay cash dividends on shares of its common stock if the aggregate amount of dividends paid in any fiscal year was less than 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year.  In any event, as long as the liquidity requirements were met, dividends could be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

Effective June 3, 2013, the Company amended the Credit Facility to provide more flexibility with regard to the dividends the Company is permitted to pay.  Under the amended Credit Facility, if there is no default existing and the liquidity requirements are met, the Company may declare and pay cash dividends on shares of its common stock if the aggregate amount of dividends paid in any fiscal year is less than the sum of (1) the 20% limitation and (2) provided the Company’s consolidated total leverage ratio is 3.25 to 1.00 or less, $100,000 (less the amount of any share repurchases during the current fiscal year).  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

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

Index

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s weighted average credit spread at May 3, 2013 was 1.75%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at May 3, 2013 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
August 10, 2010	May 3, 2013	2	$200,000	2.73%
July 25, 2011	May 3, 2013	2	50,000	2.00%
July 25, 2011	May 3, 2013	3	50,000	2.45%
September 19, 2011	May 3, 2013	2	25,000	1.05%
September 19, 2011	May 3, 2013	2	25,000	1.05%
December 7, 2011	May 3, 2013	3	50,000	1.40%
March 18, 2013	May 3, 2015	3	50,000	1.51%
April 8, 2013	May 3, 2015	2	50,000	1.05%
April 15, 2013	May 3, 2015	2	50,000	1.03%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.29%

The Company’s interest rate swap with a notional amount of $525,000 and a fixed rate of 5.57% expired on May 3, 2013.

The Company does not hold or use derivative instruments for trading purposes.  The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.

The estimated fair values of the Company’s derivative instruments as of May 3, 2013 and August 3, 2012 were as follows:

	Balance Sheet Location	May 3, 2013	August 3, 2012
Interest rate swap	Current interest rate swap liability	$--	$20,215
Interest rate swaps	Long-term interest rate swap liability	16,888	14,166
Total (See Note 2)		$16,888	$34,381

The estimated fair value of the Company’s interest rate swap liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at May 3, 2013 and August 3, 2012 resulted in reductions of $360 and $851, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of May 3, 2013, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $5,959.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the nine-month period ended May 3, 2013 and the year ended August 3, 2012:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Nine Months Ended	Year Ended
	May 3, 2013	August 3, 2012
Cash flow hedges:
Interest rate swaps	$17,493	$17,223

Index

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and nine-month periods ended May 3, 2013 and April 27, 2012:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		May 3, 2013	April 27, 2012	May 3, 2013	April 27, 2012
Cash flow hedges:
Interest rate swaps	Interest expense	$13,743	$7,222	$20,773	$22,134

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the nine-month periods ended May 3, 2013 and April 27, 2012.

6.	Shareholders’ Equity

During the nine-month period ended May 3, 2013, the Company received proceeds of $5,195 from the exercise of share-based compensation awards and the corresponding issuance of 329,232 shares of its common stock.  During the nine-month period ended May 3, 2013, the Company repurchased 44,300 shares of its common stock in the open market at an aggregate cost of $3,570.

During the nine-month period ended May 3, 2013, the Company paid dividends of $1.40 per share of its common stock.  In addition, the Company declared a regular dividend of $0.50 per share of its common stock that was paid on May 6, 2013 to shareholders of record on April 19, 2013.  During the fourth quarter of 2013, the Company declared a regular dividend of $0.75 per share of its common stock payable on August 5, 2013 to shareholders of record on July 19, 2013.

During the nine-month period ended May 3, 2013, the unrealized loss, net of tax, on the Company’s interest rate swaps decreased by $10,782 to $10,376 and is recorded in AOCL (see Notes 2 and 5).

During the nine-month period ended May 3, 2013, total share-based compensation expense was $10,996.  The excess tax benefit realized upon exercise of share-based compensation awards was $1,961.

7.	Seasonality

Historically, the net income of the Company has been lower in the first and third quarters and higher in the second and fourth quarters.  Management attributes these variations to the Christmas holiday shopping season and the summer vacation and travel season.  The Company's retail sales, which are made substantially to the Company’s restaurant customers, historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been higher during the summer months, thereby contributing to higher profits in the Company’s fourth quarter.  The Company generally opens additional new locations throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

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

	Quarter Ended		Nine Months Ended
	May 3, 2013	April 27, 2012	May 3, 2013	April 27, 2012
Revenue:
Restaurant	$522,642	$500,025	$1,555,111	$1,485,065
Retail	117,765	108,489	415,418	395,120
Total revenue	$640,407	$608,514	$1,970,529	$1,880,185

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following at:

	Quarter Ended		Nine Months Ended
	May 3, 2013	April 27, 2012	May 3, 2013	April 27, 2012
Nonvested stock awards	$5,074	$2,774	$9,238	$6,839
Performance-based market stock units (“MSU Grants”)	513	491	1,670	1,526
Stock options	--	219	88	1,065
	$5,587	$3,484	$10,996	$9,430

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

Index

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	May 3, 2013	April 27, 2012	May 3, 2013	April 27, 2012
Net income per share numerator	$24,602	$18,974	$82,962	$68,385

Net income per share denominator:
Weighted average shares	23,760,589	23,132,730	23,683,133	22,990,544
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	246,232	403,035	230,093	338,686
Diluted weighted average shares	24,006,821	23,535,765	23,913,226	23,329,230

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of May 3, 2013, the Company had $28,171 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At May 3, 2013, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of those guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third parties.

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

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At May 3, 2013, we operated 622 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2012 (the “2012 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2012 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended November 2, 2012, which are incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 23-27 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

During the third quarter of 2013, we continued our progress on these six priorities.  We achieved positive comparable store traffic, restaurant sales and retail sales for the sixth consecutive quarter, and our comparable store traffic and restaurant sales outperformed the Knapp-Track™ Casual Dining Index for the sixth consecutive quarter.  This third quarter also reflects the second consecutive quarter of positive over positive comparable store traffic growth.  Additionally, continued strong performance in our apparel and accessories categories contributed to retail sales growth.  Menu and operational initiatives contributed to margin improvement and earnings growth.  We continue to generate strong cash flow which has enabled us to reduce our long-term debt by $125,000, repurchase shares and to declare a quarterly dividend of $0.50 per share during the quarter for the third consecutive quarter.  Additionally, during the fourth quarter of 2013, we declared a quarterly dividend of $0.75 per share, which represents a fifty percent increase in our quarterly dividend.

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and nine-month period ended May 3, 2013 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 3,	April 27,	May 3,	April 27,
	2013	2012	2013	2012
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	31.5	31.2	32.7	32.5
Gross profit	68.5	68.8	67.3	67.5
Labor and other related expenses	37.8	38.6	36.5	36.8
Other store operating expenses	18.2	18.1	18.0	18.0
Store operating income	12.5	12.1	12.8	12.7
General and administrative expenses	5.6	5.7	5.4	5.7
Operating income	6.9	6.4	7.4	7.0
Interest expense	1.6	1.8	1.5	1.8
Income before income taxes	5.3	4.6	5.9	5.2
Provision for income taxes	1.5	1.5	1.7	1.6
Net income	3.8%	3.1%	4.2%	3.6%

Index

The following table sets forth the number of stores in operation at the beginning and end of the quarters and nine-month periods ended May 3, 2013 and April 27, 2012, respectively:

	Quarter Ended		Nine Months Ended
	May 3,	April 27,	May 3,	April 27,
	2013	2012	2013	2012
Open at beginning of period	621	608	616	603
Opened during period	1	5	6	10
Open at the end of period	622	613	622	613

Total Revenue

Total revenue for the third quarter and first nine months of 2013 increased 5.2% and 4.8%, respectively, compared to the same periods in the prior year.

The following table highlights the key components of revenue for the quarter and nine-month period ended May 3, 2013 as compared to the quarter and nine-month period ended April 27, 2012:

	Quarter Ended		Nine Months Ended
	May 3, 2013	April 27, 2012	May 3, 2013	April 27, 2012
Revenue in dollars:
Restaurant	$522,642	$500,025	$1,555,111	$1,485,065
Retail	117,765	108,489	415,418	395,120
Total revenue	$640,407	$608,514	$1,970,529	$1,880,185
Total revenue by percentage relationships:
Restaurant	81.6%	82.2%	78.9%	79.0%
Retail	18.4%	17.8%	21.1%	21.0%
Average unit volumes(1):
Restaurant	$840.8	$817.9	$2,506.5	$2,443.4
Retail	189.4	177.4	669.5	650.1
Total revenue	$1,030.2	$995.3	$3,176.0	$3,093.5
Comparable store sales increase:
Restaurant	3.1%	3.1%	3.2%	1.7%
Retail	5.5%	0.3%	3.4%	1.1%
Restaurant and retail	3.5%	2.6%	3.3%	1.5%

 (1)Average unit volumes include sales of all stores.

For the third quarter of 2013, our comparable store restaurant sales increase consisted of a 2.4% average check increase for the quarter (including a 2.3% average menu price increase) and a 0.7% guest traffic increase.  For the first nine months of 2013, our comparable store restaurant sales increase consisted of a 2.7% average check increase for the nine months (including a 2.3% average menu price increase) and a 0.5% guest traffic increase.

For the third quarter and first nine months of 2013, our comparable store retail sales increases resulted primarily from strong performance in certain retail merchandise categories and the increases in guest traffic.

Restaurant and retail sales from newly opened stores accounted for the balance of the total revenue increases in the third quarter and first nine months of 2013 as compared to the same periods in the prior year.

Index

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts and percentages for the third quarter and first nine months of 2013 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 3, 2013	April 27, 2012	May 3, 2013	April 27, 2012
Cost of Goods Sold in dollars:
Restaurant	$141,617	$135,301	$423,138	$401,453
Retail	60,365	54,314	220,889	209,860
Total Cost of Goods Sold	$201,982	$189,615	$644,027	$611,313
Cost of Goods Sold by percentage of revenue:
Restaurant	27.1%	27.1%	27.2%	27.0%
Retail	51.3%	50.1%	53.2%	53.1%

Restaurant cost of goods sold as a percentage of restaurant revenue remained flat at 27.1% in the third quarter of 2013 as compared to the prior year quarter.  The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first nine months of 2013 as compared to the same period in the prior year was primarily the result of food commodity inflation partially offset by our menu price increase referenced above.  Commodity inflation was 2.9% in the first nine months of 2013.  We presently expect the rate of commodity inflation to be approximately 3.5% to 4% for the current year.

The increase in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2013 as compared to the prior year quarter resulted from higher markdowns and higher inbound freight expenses.

Third Quarter Increase as a Percentage of Retail Revenue
Markdowns	0.9%
Freight	0.3%

Retail cost of goods sold as a percentage of retail revenue was relatively constant in the first nine months of 2013 as compared to the same period in the prior year.

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 37.8% in the third quarter of 2013 as compared to 38.6% in the third quarter of 2012.  This percentage change resulted from the following:

Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor and related payroll taxes	(0.9%)
Workers’ compensation expense	(0.1%)
Pre-opening labor expense	(0.1%)
Store bonus expense	0.3%

Index

Labor and related expenses as a percentage of total revenue decreased to 36.5% in the first nine months of 2013 as compared to 36.8% in the first nine months of 2012.  This percentage change resulted primarily from the following:

Nine Month Period (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor and related payroll taxes	(0.6%)
Employee health care expenses	0.2%
Store bonus expense	0.2%

The decreases in store hourly labor costs and related payroll taxes as a percentage of total revenue for the third quarter and first nine months of 2013 as compared to the same periods in the prior year resulted from menu price increases being higher than wage inflation and improved productivity.

The decrease in workers’ compensation expense as a percentage of total revenue for the third quarter of 2013 as compared to the same period in the prior year resulted primarily from favorable claims development.

The decrease in pre-opening labor expense as a percentage of total revenue for the third quarter of 2013 as compared to the same period in the prior year resulted from the timing of new store openings.

Higher store bonus expense in the third quarter and first nine months of 2013 as compared to the same periods in the prior year resulted primarily from better performance against financial objectives in 2013 as compared to the prior year.

The increase in our employee health care expenses in the first nine months of 2013 as compared to the same period in the prior year resulted from reimbursements for certain health insurance premiums in the prior-year periods.  The fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.  As a result of lower claims experience in calendar 2011, we recorded $5,800 in the first nine months of 2012 for reimbursement of certain health insurance premiums paid in prior periods of calendar 2011.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes and general insurance.

Other store operating expenses as a percentage of total revenue increased to 18.2% in the third quarter of 2013 as compared to 18.1% in the third quarter of 2012.  This percentage change resulted primarily from higher advertising expense.  The increase in advertising expense resulted primarily from higher media spending on radio and television.

Index

Other store operating expenses as a percentage of total revenue in the first nine months of 2013 remained flat at 18.0% as compared to the first nine months of 2012 as a result of the following offsetting variances.

Nine Month Period Increase (Decrease) as a Percentage of Total Revenue
Litigation settlement received in 2012	0.2%
Utilities expense	(0.2%)

Lower utilities expense resulted primarily from lower electricity costs.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 5.6% in the third quarter of 2013 as compared to 5.7% in the third quarter of 2012.  This percentage change resulted from the following:

Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Payroll and related expenses	(0.5%)
Incentive compensation	0.4%

General and administrative expenses as a percentage of total revenue decreased to 5.4% in the first nine months of 2013 as compared to 5.7% in the first nine months of 2012.  This percentage change resulted from the following:

Nine Month Period (Decrease) as a Percentage of Total Revenue
Payroll and related expenses	(0.2%)
Manager conference expense	(0.1%)

Lower payroll and related expenses in the third quarter and first nine months of 2013 as compared to the same periods in the prior year resulted primarily from our organizational restructuring in the prior year.

Higher incentive compensation in the third quarter as compared to the same period in the prior year resulted primarily from better performance against financial objectives and increases in the price of our common stock in 2013 as compared to the prior year.

The decrease in general and administrative expenses in the first nine months of 2013 as compared to the first nine months of 2012 also resulted from the non-recurrence of expenses associated with a biannual manager conference which was held in the first quarter of 2012.

Interest Expense

Interest expense for the third quarter of 2013 was $10,194 as compared to $11,173 in the third quarter of 2012.  Interest expense for the first nine months of 2013 was $31,199 as compared to $33,333 in the first nine months of 2012.  Both decreases resulted from lower debt outstanding and lower interest rates because of a reduction in our credit spread.    We presently expect a reduction in interest expense of approximately $6,000 in the fourth quarter of 2013 due primarily to the expiration of a seven-year interest rate swap on May 3, 2013 with a fixed interest rate of 5.57% plus our current credit spread and a reduction in our debt outstanding.   Additionally, during the fourth quarter of 2013, we expect a further reduction in our credit spread resulting in a weighted average interest rate of 3.73%.

Index

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 27.6% and 32.1%, respectively, in the third quarters of 2013 and 2012.  The effective tax rate was 28.2% and 30.0%, respectively, in the first nine months of 2013 and 2012.  The decrease in the effective tax rate from the third quarter of 2012 to the third quarter of 2013 resulted primarily from a lower provision for uncertain tax positions than in the prior year.  The decrease in the effective tax rate from the first nine months of 2012 to the first nine months of 2013 resulted primarily from the retroactive extension by Congress of the Work Opportunity Tax Credit through the end of calendar 2013 and a lower provision for uncertain tax positions than in the prior year.  We presently expect our effective tax rate for 2013 to be between 28% to 29%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $500,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at August 3, 2012 and proceeds from exercises of share-based compensation awards, were sufficient to finance all of our growth, debt payments, dividend payments, share repurchases, working capital needs and other cash payment obligations in the third quarter of 2013.

We believe that cash on hand at May 3, 2013, along with cash generated from our operating activities, the borrowing capacity under our Revolving Credit Facility and proceeds from exercises of share-based compensation awards will be sufficient to finance our continuing operations, our continuing expansion plans, our share repurchase plans and our expected dividend payments for at least the next twelve months.

Cash Generated from Operations

Our operating activities provided net cash of $106,699 for the first nine months of 2013, which represented a decrease from the $141,885 net cash provided during the first nine months of 2012.  This decrease reflected the timing of payments for accounts payable and estimated income taxes and higher annual and long-term incentive bonus payments made in the current year as a result of the prior year’s performance partially offset by higher net income.

Borrowing Capacity and Debt Covenants

Our $750,000 credit facility (the “Credit Facility”) consists of a term loan (aggregate outstanding at May 3, 2013 was $187,500) and our Revolving Credit Facility.  At May 3, 2013, we had $212,500 of outstanding borrowings under the Revolving Credit Facility and we had $28,171 of standby letters of credit related to securing reserved claims under workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At May 3, 2013, we had $259,329 in borrowing availability under our Revolving Credit Facility. On May 3, 2013, we made $25,000 in optional principal prepayments under our term loan and paid down $100,000 on the Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with the Credit Facility’s financial covenants.

Index

Capital Expenditures

Capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries were $45,738 for the first nine months of 2013 as compared to $56,766 for the same period in the prior year.  Our capital expenditures consisted primarily of costs of new store locations and capital expenditures for maintenance programs.  The decrease in capital expenditures in the first nine months of 2013 as compared to the prior year is primarily the result of fewer new locations under construction as compared to the prior year partially offset by higher capital expenditures for maintenance programs and operational initiatives.  We estimate that our capital expenditures during 2013 will be between $75,000 and $80,000.  This estimate includes certain costs related to the acquisition of sites and construction of new stores that have opened or are expected to open during 2013, as well as for acquisition and construction costs for store locations to be opened in future years and capital expenditures for maintenance programs.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

Dividends, Share Repurchases and Proceeds from the Exercise of Share-Based Compensation Awards

Our Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  Prior to the June 3, 2013 amendment described below, if there was no default existing and the total of our availability under the Revolving Credit Facility plus our cash and cash equivalents on hand was at least $100,000 (the “liquidity requirements”), we could declare and pay cash dividends on shares of our common stock if the aggregate amount of dividends paid during any fiscal year was less than 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year.  In any event, as long as the liquidity requirements were met, dividends could be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

Effective June 3, 2013, we amended the Credit Facility to provide more flexibility with regard to the dividends we are permitted to pay.  Under the amended Credit Facility, if there is no default existing and the liquidity requirements are met, we may declare and pay cash dividends on shares of our common stock if the aggregate amount of dividends paid in any fiscal year is less than the sum of (1) the 20% limitation and (2) provided our consolidated total leverage ratio is 3.25 to 1.00 or less, $100,000 (less the amount of any share repurchases during the current fiscal year).  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

During the first nine months of 2013, we paid dividends of $1.40 per share.  During the third quarter of 2013, we declared a dividend of $0.50 per share that was paid on May 6, 2013 to shareholders of record on April 19, 2013.  During the fourth quarter of 2013, we declared a regular dividend of $0.75 per share of our common stock payable on August 5, 2013 to shareholders of record on July 19, 2013.

Subject to a maximum amount of $100,000 and the limits imposed by the Credit Facility, we have been authorized by our Board of Directors to repurchase shares from time to time during 2013 through a combination of open market purchases, privately negotiated acquisitions, accelerated share repurchase transactions and/or other derivative transactions at the discretion of management.  During the first nine months of 2013, we repurchased 44,300 shares of our common stock in the open market at an aggregate cost of $3,570.  Under the amended Credit Facility, we may repurchase shares up to a maximum amount of $100,000 less the amount of dividends paid provided the liquidity requirements are met.

During the first nine months of 2013, we received proceeds of $5,195 from the exercise of share-based compensation awards and the corresponding issuance of 329,232 shares of our common stock.

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

We had negative working capital of $23,123 at May 3, 2013 versus positive working capital of $18,249 at August 3, 2012.  This decrease in working capital from August 3, 2012 primarily reflects a decrease in cash partially offset by a reduction in accounts payable due to the timing of payments and the expiration of an interest rate swap.

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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2013, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first nine months of 2013 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgments regarding inventory aging and future promotional activities.  Cost of goods sold includes an estimate of shrinkage that is adjusted upon physical inventory counts.  Annual physical inventory counts are conducted throughout the third and fourth quarters based upon a cyclical inventory schedule.  During both quarters ended May 3, 2013 and April 27, 2012, we recorded actual shrinkage resulting from physical inventory counts for approximately 40% of our stores.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis.

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2013 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Our nonvested stock awards are time vested except for awards under our long-term incentive plans, which also contain performance conditions.   At each reporting period, we reassess the probability of achieving the performance conditions under our long-term incentive plans.  Determining whether the performance conditions will be achieved involves judgment, and the estimate of expense for nonvested stock awards may be revised periodically based on changes in our determination of the probability of achieving the performance conditions.  Revisions are reflected in the period in which the estimate is changed.  If any performance conditions are not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

Generally, the fair value of each nonvested stock grant is equal to the market price of our common stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.

Index

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

The fair value of our stock options was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates several key assumptions, including expected volatility, risk-free rate of return, expected dividend yield and the option’s expected life.  Additionally, we use historical data to estimate option exercise and employee termination, and these assumptions are updated annually.  The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  The expected life is a by-product of the lattice model and is updated when new grants are made.  No stock options were granted in 2012 or in the first nine months of 2013.

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first nine months of 2013 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Index

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2012 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since August 3, 2012.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of May 3, 2013, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended May 3, 2013 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended February 1, 2013 is incorporated in this item of this Quarterly Report on Form 10-Q by this reference.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended May 3, 2013 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
2/2/13 – 3/1/13	--	--	--	Indeterminate (2)
3/2/13 – 3/29/13	31,800	$80.75	31,800	Indeterminate (2)
3/30/13 – 5/3/13	12,500	$80.14	12,500	Indeterminate (2)
Total for the quarter	44,300	$80.58	44,300	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.
(2)
Subject to a maximum amount of $100,000 and the limits imposed by our Credit Facility, we have been authorized by our Board of Directors, on September 19, 2012, to repurchase shares during 2013.  See Note 7 to our Consolidated Financial Statements contained in the 2012 Form 10-K.

ITEM 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: June 3, 2013	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date: June 3, 2013	By:	/s/P. Douglas Couvillion
P. Douglas Couvillion, Vice President, Corporate Controller and Principal Accounting Officer

Index

INDEX TO EXHIBITS

Exhibit

10.1	Second Amendment to Credit Agreement dated as of May 31, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)