Form 10-K
period 2013-08-02
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2013-09-26
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 2, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number: 000‑25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62‑0812904 (I.R.S. Employer Identification Number)

305 Hartmann Drive, P.O. Box 787 Lebanon, Tennessee (Address of principal executive offices)	37088‑0787 (Zip code)

Registrant's telephone number, including area code: (615) 444-5533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock (Par Value $.01) Rights to Purchase Series A Junior Participating Preferred Stock (Par Value $0.01)	Name of each exchange on which registered The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 1, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,543,522,095.

As of September 20, 2013, there were 23,795,327 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10‑K into which incorporated

1.	Proxy Statement for Annual Meeting of Shareholders to be held November 13, 2013 (the “2013 Proxy Statement”)	Part III

INTRODUCTION

General

This report contains references to years 2013, 2012 and 2011, which represent our fiscal years ended August 2, 2013, August 3, 2012 and July 29, 2011, respectively.  2012 consisted of 53 weeks while 2013 and 2011 consisted of 52 weeks.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

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

OPERATIONS

As of September 20, 2013, we operated 624 stores in 42 states.  None of our stores is franchised.  Our stores are intended to appeal to both the traveler and the local customer and we believe they have consistently been a consumer favorite.  We are often recognized for the quality of our operations.  Based on the analysis of consumer ratings, Technomic Inc., a well-recognized industry research firm, named Cracker Barrel the inaugural winner of its Chain Restaurant Consumers’ Choice Awards in the food and beverage category for full service restaurants.  In addition, for the third year in a row, we took top honors in the family dining segment of the Consumer Picks survey produced by Nation’s Restaurant News.  In the family dining segment, Cracker Barrel led in nine of the survey’s ten categories, including Food Quality, Cleanliness, Service, Menu Variety, Craveability, Atmosphere, Reputation, Likely to Return and Likely to Recommend.

Store Format: The format of our stores consists of a trademarked rustic, old country-store design offering a full-service restaurant menu featuring home-style country food and a wide variety of decorative and functional items featuring rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods.  All stores are freestanding buildings.  Store interiors are subdivided into a dining room occupying approximately 28% of the total interior store space, and a gift shop occupying approximately 22% of such space, with the balance primarily consisting of kitchen, storage and training areas.  Our stores have stone fireplaces and are decorated with antique‑style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests while waiting for a table in our dining room or after enjoying a meal and are sold by the gift shop.  The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

Products:  Our restaurants, which generated approximately 80% of our total revenue in 2013, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Except for Christmas Day, when they are closed, and Christmas Eve when they close at 2:00 p.m., our restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays).  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, fruit and yogurt parfaits, pork and turkey bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, a variety of salads, sandwiches, soups, fresh side items and specialty items such as pinto beans and turnip greens.  We recently introduced lower calorie breakfast, lunch and dinner offerings, which are full of flavor but with fewer calories.  Additionally, we may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions.  Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée.  There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest during 2013 was $9.68, which represents a 2.5% increase over the prior year.  We served an average of approximately 6,760 restaurant guests per week in a typical store in 2013.

The following table highlights the price ranges for our meals in 2013:

Prices Range
Breakfast	$3.49 to $9.19
Lunch and Dinner	$4.59 to $13.99

The following table highlights each day-part’s percentage of restaurant sales in 2013:

Percentage of Restaurant Sales in 2013
Breakfast Day-Part (until 11:00 a.m.)	24%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	38%
Dinner (4:00 p.m. to close)	38%

We also offer items for sale in our gift shops that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes. Our gift shops, which generated approximately 20% of our total revenue in 2013, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CD’s, cookware, old‑fashioned-looking ceramics, figurines, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves and other food items.

The following table highlights the five categories which accounted for the largest shares of our retail sales in 2013:

Percentage of Retail Sales in 2013
Apparel and Accessories	27%
Food	18%
Toys	13%
Décor	13%
Bed and Bath	9%

Our typical gift shop features approximately 3,900 stock keeping units.  Many of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $414 per square foot in 2013) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

Product Development and Merchandising:  We maintain a product development department, which develops new and improved menu items either in response to shifts in customer preferences or to create customer interest.  We utilize a formal development and testing process, which includes guest research and in-store market tests to ensure products brought to market have a greater likelihood of meeting our goals.  Menu driven growth is built through three areas:  enhancements to our current core menu offerings, the addition of new core menu offerings and limited time offer promotions we call seasonal events.  Our merchandising department selects and develops products for our gift shop.  We are focused on driving retail sales by converting those customers who come to us for a restaurant visit.  Our assortment includes core and seasonal themes.  Our seasonal themes are designed to create interest and excitement in our stores by providing our guests with additional choices.

Store Management and Quality Controls: At each store, our store management typically consists of one general manager, four associate managers and one retail manager.  Our store management is responsible for an average of 105 employees on two shifts.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate store managers to improve sales and operational performance, we maintain bonus plans designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plans also reward managers who achieve specific operational targets.  We also employ district managers to support individual store managers and regional vice presidents to support individual district managers.  Each restaurant district manager oversees seven to nine individual stores and each restaurant regional vice president supports eight to ten district managers.  Each retail district manager oversees eleven to fifteen individual stores and each retail regional vice president supports nine to eleven district managers.  Each store is assigned to both a restaurant and a retail district manager and each district is assigned to both a restaurant and a retail regional vice president.  The various levels of restaurant and retail management work closely together to allow our stores to deliver a unique, integrated guest experience.

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

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases.  We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendalville, Indiana; and Ft. Mill, South Carolina.  We purchase the majority of our food products and restaurant supplies on a cost‑plus basis through this unaffiliated distributor.  The distributor is responsible for placing food orders, warehousing and delivering food products to our stores.  Deliveries are generally made once per week to the individual stores.

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2013:

Percentage of Food Purchases in 2013
Beef	13%
Dairy (including eggs)	12%
Fruits and vegetables	12%
Poultry	11%
Pork	11%

Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2013 was sliced bacon at approximately 5% of food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors.  Eggs are purchased through three vendors.  We purchase our beef, poultry and pork each through nine vendors.  Should any food items from a particular vendor become unavailable, we believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 80% in 2013) directly from domestic and international vendors and warehouse them at a retail distribution center in Lebanon, Tennessee, which we lease.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to our stores.  Approximately one-third of our 2013 retail purchases were directly from vendors in the People’s Republic of China.  We have relationships with foreign buying agencies to source purchased product, monitor quality control and supplement product development.

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

Guest Satisfaction:  We are committed to providing our guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment, in a way that evokes memories of the past.  Our commitment to offering guests a quality experience begins with our employees.  Our mission statement, “Pleasing People,” embraces guests and employees alike, and our employees are trained on the importance of that mission in a culture of mutual respect.  We also are committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality.  Through the regular use of guest surveys and store visits by district managers and regional vice presidents, management receives valuable feedback that is used in our ongoing efforts to improve the stores and to demonstrate our continuing commitment to pleasing our guests.  We have a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up.  We use an interactive voice response system to monitor operational performance and guest satisfaction at all stores on an ongoing basis.  We have public notices in our menus, on our website and posted in our stores informing customers and employees about how to contact us by Internet or toll-free telephone number with questions, complaints or concerns regarding services or products.  We conduct training in how to gather information and investigate and resolve customer concerns.  This is accompanied by comprehensive training for all store employees on our public accommodations policy and commitment to "Pleasing People."

Marketing: We employ multiple mediums to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests. In 2013, we had over 1,600 billboards and this expenditure accounted for 49% of our total advertising spend.  We believe we are among the top billboard advertisers in the restaurant industry.  Our use of broadcast media has increased as we look to build market awareness for local visits with two flights of broadcast media each year during our key seasonal periods.  Each flight includes national cable television and spot radio (in markets covering close to 70% of our stores).  We continue to increase our efforts in the digital space to drive preference and engagement with the brand.  We now have properties on multiple social media sites, including a customer relationship management program, an e-commerce platform and our brand site.  Our exclusive music program drives awareness for the brand and builds cultural relevance and affinity with our guests.  We continue to have multiple releases each year with specific promotional support for each release.  In 2014, we plan to spend approximately 2.2% of our revenues on advertising compared to 2.3% of revenues in 2013.  Outdoor advertising is expected to represent approximately 47% of advertising expenditures in 2014.

STORE DEVELOPMENT

We opened eight new stores in 2013. We also plan to open seven or eight new stores during 2014, none of which was open as of September 20, 2013. As of September 20, 2013, approximately 84% of our stores are located along interstate highways. Our remaining stores are located off-interstate or near tourist destinations. We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and by locating in certain local markets where our guests live and work.

Of the 624 stores open as of September 20, 2013, we own the land and buildings for 412, while the other 212 properties are either ground leases or ground and building leases.  Land costs for stores opened during 2013 averaged $900 per site if owned.  Building, site improvement, furniture, equipment and related development costs for stores opened during 2013 averaged $2,800.  Pre-opening costs were in the range of $290 to $360 per store in 2013.

Our current store prototype is approximately 9,000 square feet, including approximately 2,100 square feet of retail selling space, and has dining room seating for 177 guests.  Our capital investment in new stores may differ in the future due to building design specifications, site location and site characteristics.

EMPLOYEES

As of August 2, 2013, we employed approximately 71,000 people, of whom 456 were in advisory and supervisory capacities, 3,701 were in-store management positions and 36 were officers.  Many store personnel are employed on a part‑time basis.  None of our employees is represented by any union, and management considers its employee relations to be good.

COMPETITION

The restaurant and retail industries are intensely competitive with respect to the type and quality of food, retail merchandise, price, service, location, personnel, concept, attractiveness of facilities and effectiveness of advertising and marketing.  We compete with a significant number of national and regional restaurant and retail chains, some of which have greater resources than us, as well as locally owned restaurants and retail stores.  The restaurant and retail businesses are often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.  In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant and retail industries in general and our stores in particular.

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

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a significant impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

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

WORKING CAPITAL

In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Therefore, like many other restaurant companies, we are able to, and often do operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while other restaurant inventories purchased locally generally are financed through trade credit at terms of 30 days or less.  Because of our gift shop, which has a lower product turnover than the restaurant, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories are generally financed through trade credit at terms of 60 days or less.  These various trade terms are aided by rapid product turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears of hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses, such as certain taxes and some benefits, are deferred for longer periods of time.

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

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. Global economic factors and a weak economic recovery have reduced consumer confidence and affected consumers’ ability or desire to spend disposable income. A deterioration in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they shop and dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

In addition, many of the factors discussed above, along with the current economic environment and the related impact on available credit, may affect us and our suppliers and other business partners, landlords, and customers in an adverse manner, including, but not limited to, reducing access to liquid funds or credit (including through the loss of one or more financial institutions that are a part of our revolving credit facility), increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our credit facility and our derivative and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate.

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

Unfavorable changes in the factors described above or in other business and economic conditions affecting our customers could increase our costs, reduce traffic in some or all of our locations or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse effect on our financial condition and results of operations.

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular will remain static in 2014, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The restaurant and retail industries are intensely competitive, and we face many well-established competitors.  We compete within each market with national and regional restaurant and retail chains and locally-owned restaurants and retailers.  Competition from other regional or national restaurant and retail chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  We also face competition as a result of the convergence of grocery, deli, retail and restaurant services, particularly in the supermarket industry.  Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices.  We compete primarily on the quality, variety and perceived value of menu and retail items. The number and location of stores, the growth of e-commerce, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors. We anticipate that intense competition will continue with respect to all of these factors.  We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and competitive pressures could affect both the availability and cost of these important resources.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The price and availability of food, ingredients, retail merchandise and utilities used by our stores could adversely affect our revenues and results of operations.

We are subject to the general risks of inflation, and our operating profit margins and results of operations depend significantly on our ability to anticipate and react to changes in the price, quality and availability of food and other commodities, ingredients, retail merchandise, utilities and other related costs over which we have limited control.  Fluctuations in economic conditions, weather, demand and other factors affect the availability, quality and cost of the ingredients and products that we buy.  Some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather, which could result in greater volatility in product supply and price.  Furthermore, many of the products that we use and their costs are interrelated.  The increased global demand for corn, wheat and dairy products has increased feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations.  In addition, because we provide a moderately-priced product, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases.

We are dependent upon attracting and retaining qualified employees while also controlling labor costs.

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

Our risks are heightened because of our single retail distribution facility and our potential inability or failure to execute on a comprehensive business continuity plan following a major national disaster at or near our corporate facility could adversely affect our business.

The majority of our retail inventory is shipped into, stored at and shipped out of a single warehouse located in Lebanon, Tennessee.  All of the decorative fixtures used in our stores are shipped into, stored at and shipped out of a separate warehouse that is also located in Lebanon, Tennessee.  A natural disaster affecting either of these warehouses could materially adversely affect our business.  Additionally, our corporate systems and processes and support for our restaurant and retail operations are centralized on one campus in Tennessee. We have disaster recovery procedures and business continuity plans in place to address most events and back up and offsite locations for recovery of electronic and other forms of data and information.  However, if we are unable to implement our disaster recovery and business continuity plans, we may experience delays in recovery of data, failure to support field operations, tardiness in required reporting and compliance and the inability to perform vital corporate functions which could adversely affect our business.

Our reliance on certain significant vendors, particularly for foreign-sourced retail products, subjects us to numerous risks, including possible interruptions in supply, which could adversely affect our business.

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire specified food and retail products and supplies in sufficient quantities.  Partly because of our size, finding qualified vendors and accessing food, retail products, supplies and certain outsourced services in a timely and efficient manner is a significant challenge that typically is more difficult with respect to goods or services sourced outside the United States.  In some cases, we may have only one supplier for a product or service.  Our dependence on single-source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations, and possible litigation when we change vendors because of performance issues. Global economic factors and the weak economic recovery continue to put significant pressure on suppliers, with some suppliers facing financial distress and others attempting to rebuild profitability, all of which tends to make the supply environment more expensive.  If any of these vendors is unable to fulfill its obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

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

Possible shortages or interruptions in the supply of food items, retail merchandise and other supplies to our stores caused by inclement weather, natural disasters such as droughts, floods and earthquakes, the inability of our vendors to obtain credit in a tightened credit market or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy and the operations of our stores.  Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products that are critical to our store operations.  If we temporarily close a store or remove popular items from a store’s menu or retail product assortment, that store may experience a significant reduction in revenue during the time affected by the shortage or thereafter as a result of our customers changing their dining and shopping habits.

Our ability to manage our retail inventory levels and changes in merchandise mix may adversely affect our business.

The long lead times required for a substantial portion of our retail merchandise and the risk of product damages or non-compliance with required specifications could affect the amount of inventory we have available for sale.  Additionally, our success depends on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences for merchandise. If we misjudge the market, we may overstock unpopular products and be forced to take significant markdowns, which could reduce our gross margin.  Conversely, if we underestimate demand for our merchandise we may experience inventory shortages resulting in lost revenues.  Any of these factors could have an adverse effect on our results of operations and our financial condition.

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

Our capital structure contains substantial indebtedness, which may decrease our flexibility, increase our borrowing costs and adversely affect our liquidity.  In addition, we cannot provide any guaranty of future cash dividend payments or that we will be able to repurchase our common stock pursuant to our share repurchase program.

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

Our ability to make scheduled principal and interest payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.  Our inability to refinance our indebtedness when necessary or to do so upon attractive terms would materially and adversely affect our liquidity and our ongoing results of operations.

We have recently increased our quarterly cash dividends on our common stock.  Any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the dividend.  Furthermore, although the Board of Directors has authorized a share repurchase program, there can be no assurance that we will repurchase our common stock pursuant to the plan and we may discontinue the plan at any time.

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

Additionally, as we continue to build stores away from our traditional interstate locations and evolve our marketing strategy, we are increasingly utilizing more traditional methods of advertising, such as national cable television, radio and online and digital media.  These types of advertising, their effects upon our revenues and, in turn, our profits, are uncertain.  Additionally, if our competitors increased their spending on advertising and promotions, we could be forced to substantially increase our advertising, media or marketing expenses.  If we did so or if our current advertising and promotion programs become less effective, we could experience a material adverse effect on our results of operations.

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs; our use of third party technologies has increased and if we are unable to maintain our rights to these technologies our business may be harmed.

Some of our business processes are currently outsourced to third parties.  Such processes include distribution of food and retail products to our store locations, credit and debit card authorization and processing, gift card tracking and authorization, employee payroll card services, health care and workers’ compensation insurance claims processing, wage and related tax credit documentation and approval, guest loyalty programs, employee engagement surveys and externally hosted business software applications. We cannot ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities, and there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services could have an adverse effect on our financial condition and results of operations.

We rely on certain technology licensed from third parties and may be required to license additional technology in the future for use in managing our Internet sites and providing services to our guests and employees.  These third-party technology licenses may not continue to be available to us on acceptable terms or at all.  The inability to enter into and maintain these technology licenses could adversely affect our business.

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

A significant risk in executing our business strategy is locating and securing an adequate supply of suitable new store sites.  Competition for suitable store sites and operating personnel in our target markets is intense, and we cannot assure you that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period.  The recession and resulting weak economic recovery has affected commercial development activity and has limited the availability of attractive sites for new stores.  Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores from existing stores, could materially adversely affect our business strategy.  Our ability to open new stores successfully also depends on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following:  our ability to control construction and development costs of new stores; our ability to manage the local, state or other regulatory, zoning and licensing processes in a timely manner; our ability to appropriately train employees and staff the stores; consumer acceptance of our stores in new markets; our ability to manage construction delays related to the opening of any facility; and our ability to secure required governmental approvals and permits in a timely manner, or at all.

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

Health concerns, government regulation relating to the consumption of food products and widespread infectious diseases could affect consumer preferences and could negatively affect our results of operations.

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

Our business is subject to the risk of litigation by employees, guests, suppliers, shareholders, governmental agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; trademark and patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease guest or consumer acceptance of our brand, regardless of whether the allegations are valid or we ultimately are found liable.  Litigation could adversely impact our operations and our ability to expand our brand in other ways as well.  As a result, litigation may adversely affect our business, financial condition and results of operations.

Unfavorable publicity could harm our business.

Multi-unit businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, poor service, food-borne illness, product defects, personal injury, adverse health effects (including obesity) or other concerns stemming from one or a limited number of our stores.  Even when the allegations or complaints are not valid, unfavorable publicity relating to a limited number of our stores, or only to a single store, could adversely affect public perception of the entire brand.  Additionally, negative publicity from online social network postings may also result from actual or alleged incidents taking place in our stores.  Adverse publicity and its effect on overall consumer perceptions of food safety or customer service could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to a number of risks relating to federal, state and local regulation of our business, including the areas of health care reform and environmental matters, and an insufficient or ineffective response to government regulation may increase our costs and decrease our profit margins.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 was enacted and, in June 2012, the U.S. Supreme Court upheld the constitutionality of the law except for certain parts related to the expansion of Medicaid.  Although we cannot predict with certainty the financial and operational impacts the law will have on us, such changes could affect our business, financial condition and results of operations.  The law requires restaurant companies such as ours to disclose calorie information on their menus.  We do not expect to incur any material costs from compliance with this provision of the law, but cannot anticipate the changes in guest behavior that could result from the implementation of this provision, which could have an adverse effect on our sales or results of operations.

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

Our current insurance programs may expose us to unexpected costs, which could have a material adverse effect on our financial condition and results of operations.

Our insurance coverage is structured to include deductibles, self-insured retentions, limits of liability, retroactive premium adjustments and similar provisions that we believe prudent based on the dispersion of our operations. However, there are types of losses we may incur against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of terrorism and some natural disasters, including floods.  If we incur such losses, our business could suffer.  In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses, including unexpected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs.

A material disruption in our information technology, network infrastructure and telecommunication systems could adversely affect our business and results of operations.

We rely extensively on our information technology across our operations, including, but not limited to, point of sales processing, supply chain management, retail merchandise allocation and distribution, labor productivity and expense management   Our business depends significantly on the reliability and capacity of our information technology systems to process these transactions, summarize results, manage and report on our business and our supply chain.  Our information technology systems are subject to damage or interruption from power outages, computer, network, cable system, internet and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology and telecommunication systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we could suffer loss of critical data and interruptions or delays in our operations in the interim.  Any material interruption in our information technology and telecommunication systems could adversely affect our business or results of operations.

A privacy breach could adversely affect our business.

The protection of customer, employee and company data is critical to us.  We are subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud.  Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes. In addition, customers and employees have a high expectation that we will adequately protect their personal information. For example, in connection with credit and debit card sales, we transmit confidential card information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If we fail to comply with the laws and regulations regarding privacy and security or experience a security breach, we could be exposed to risks of data loss, fines, a loss of the ability to process credit and debit card payments, litigation and serious disruption of our operations.  Additionally, any resulting negative publicity could significantly harm our reputation.

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

Our business is not static – it changes periodically as a result of many factors, including those discussed above and:

•	increases and decreases in average weekly sales, restaurant and retail sales and restaurant profitability;
•	the rate at which we open new stores, the timing of new store openings and the related high initial operating costs;
•	changes in advertising and promotional activities and expansion into new markets; and impairment of long-lived assets and any loss on store closures.

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

We recently received a notice from The Lion Fund II, L.P., an affiliate of Biglari Holdings Inc. (“BH”), the owner of Steak N Shake and Western Sizzlin’ restaurants, that indicates its intention to nominate Sardar Biglari, BH’s chairman and chief executive officer, and Phillip Cooley, BH’s Vice Chairman, for election to our board of directors at our 2013 annual meeting of shareholders.  If a proxy contest involving BH and its affiliates ensues, or if we become engaged in a proxy contest with another activist shareholder in the future, our business could be adversely affected because:

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
•
if individuals are elected to our board of directors to pursue an activist shareholder’s particular agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

Provisions in our charter, Tennessee law and our shareholder rights plan may discourage potential acquirers of the Company.

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock.  The shareholder rights plan will expire on April 9, 2015. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock.  The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights plan or are otherwise not approved by our Board of Directors.

These provisions, either alone or in combination with each other, give our current directors and executive officers a substantial ability to influence the outcome of a proposed acquisition of the Company.  These provisions would apply even if an acquisition or other significant corporate transaction was considered beneficial by some of our shareholders.  If a change in control or change in management is delayed or prevented by these provisions, the market price of our securities could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our home office headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee.  We utilize approximately 250,000 square feet of office space for our home office headquarters and decorative fixtures warehouse.  We also lease our retail distribution center, which consists of approximately 370,000 square feet of warehouse facilities and an additional approximately 14,000 square feet of office and maintenance space.

In addition to the various corporate facilities, we have six owned properties for future development, a motel used for housing management trainees and for the general public, and six parcels of excess real property and improvements that we intend to dispose of.

In addition to the properties mentioned above, we own or lease the following store properties as of September 20, 2013:

State	Owned	Leased	State	Owned	Leased
Tennessee	37	14	Oklahoma	6	2
Florida	40	18	Maryland	3	4
Texas	31	16	New Jersey	2	4
Georgia	30	14	Wisconsin	5	0
North Carolina	24	14	Colorado	3	1
Kentucky	22	13	Kansas	3	1
Ohio	22	9	Massachusetts	0	4
Virginia	19	12	New Mexico	3	1
Alabama	20	9	Utah	4	0
Indiana	22	7	Iowa	3	0
South Carolina	14	12	Connecticut	1	1
Pennsylvania	9	14	Montana	2	0
Illinois	20	2	Nebraska	1	1
Missouri	14	3	Delaware	0	1
Michigan	13	3	Idaho	1	0
Arizona	2	11	Maine	0	1
Arkansas	5	6	Minnesota	1	0
Mississippi	8	3	New Hampshire	1	0
Louisiana	8	2	North Dakota	1	0
West Virginia	3	7	Rhode Island	0	1
New York	8	1	South Dakota	1	0
			Total	412	212

We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.  See “Operations" and "Store Development" in Item I of this Annual Report on Form 10-K for additional information on our properties.

ITEM 3. LEGAL PROCEEDINGS

On January 31, 2013, Kraft Foods Group Brands, LLC (“Kraft”) filed suit against the Company and the Company’s wholly owned subsidiary CBOCS Properties, Inc. (“CBOCS”) in the Northern District of Illinois, Eastern Division (the “District Court”), in the case styled Kraft Foods Group Brands, LLC v. Cracker Barrel Old Country Store, Inc., CBOCS Properties, Inc., and John Does 1-10, Docket No. 1:13-cv-00780, seeking declaratory and injunctive relief.  Kraft’s complaint alleges that Kraft markets cheese in grocery stores under the trademark CRACKER BARREL (the “Kraft Mark”). Citing the Company’s announcement of its entry into a multi-year licensing agreement with John Morrell Food Group, Kraft is seeking a declaratory judgment based upon the allegation that CBOCS’s use and/or licensing use of CRACKER BARREL OLD COUNTRY STORES (the “CBOCS Mark”) in connection with goods sold in retail food channels is likely to cause confusion among consumers regarding the source or sponsorship of those products. Further, Kraft is seeking a declaratory judgment based upon the allegation that CBOCS’s use or licensing of the CBOCS Mark constitutes unfair competition under federal and Illinois law.  In addition to declaratory relief, Kraft is seeking an injunction prohibiting CBOCS from using or licensing the CBOCS Mark through any trade channels other than the Company’s stores or website.  An evidentiary hearing was held on Kraft’s preliminary injunction motion in June 2013.  The District Court granted Kraft’s motion for preliminary injunction and prohibited the use of the CBOCS Mark in connection with prospective sales or distribution of branded food products in certain retail locations.  The District Court did not restrict use of the CBOCS Mark in distribution channels in which the Company and/or CBOCS has sold and promoted products previously.  The Company and CBOCS disagree with and are appealing the District Court’s ruling, and we continue to believe that there are numerous meritorious defenses to Kraft’s claims and intend to defend this lawsuit vigorously.

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

Pursuant to Instruction 3 to Item 401(b) of Regulation S‑K and General Instruction G(3) to Form 10‑K, the following information is included in Part I of this Form 10‑K.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	55	President and Chief Executive Officer

Lawrence E. Hyatt	58	Senior Vice President and Chief Financial Officer

Douglas E. Barber	56	Executive Vice President and Chief People Officer

Christopher A. Ciavarra	42	Senior Vice President, Marketing

Laura A. Daily	49	Senior Vice President, Retail

Nicholas V. Flanagan	47	Senior Vice President, Operations

Edward A. Greene	58	Senior Vice President, Strategic Initiatives

P. Douglas Couvillion	49	Vice President, Corporate Controller and Principal Accounting Officer

Michael J. Zylstra	47	Vice President, General Counsel and Secretary

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us in various capacities since 2009.  Ms. Cochran served as our Executive Vice President and Chief Financial Officer from April 2009 to November 2010, and as President and Chief Operating Officer from November 2010 until September 2011 when she assumed her current position.  In September 2011, she also became a member of our Board of Directors.  Prior to March 2009, she was the Chief Executive Officer of Books-A-Million, Inc., having assumed that role in 2004 after serving in various capacities there since 1992.  Ms. Cochran has 20 years of experience in the retail industry and four years of experience in the restaurant industry.

Mr. Hyatt has been employed with us as Senior Vice President and Chief Financial Officer since January 2011.  He has over 20 years of experience as Chief Financial Officer with various organizations.  Prior to January 2011, he was the Chief Financial Officer and Treasurer of O’Charley’s Inc., having assumed that role in 2004.  He also served as Interim President and Chief Executive Officer of O’Charley’s Inc. from February 2009 through June 2009.  Mr. Hyatt’s previous positions include serving as Executive Vice President and Chief Financial Officer of Cole National Corporation, a specialty retailer; as Chief Financial and Restructuring Officer of PSINet, Inc., an internet service provider; as Chief Financial Officer of HMS Host Corporation, a subsidiary of Autogrill S.p.A.; and as Chief Financial Officer of Sodexho Marriott Services, Inc., a food services and facilities management company, and its predecessor company. Mr. Hyatt has 11 years of experience in the restaurant industry and five years of experience in the retail industry.

Mr. Barber has been employed with us since 2003.  From 2003 to 2010, he served in various capacities, including Senior Vice President of Restaurant Operations and Chief Operating Officer.  He assumed his current position in 2010.  Prior to 2003, he was with Metromedia Family Steakhouse, a division of Metromedia Restaurant Group, Inc., in various capacities since 1979 where he served as President from 1995 to 2003.  Mr. Barber has 34 years of experience in the restaurant industry.  In August 2013, Mr. Barber announced his retirement effective in January 2014.

Mr. Ciavarra has been employed with us since 2008.  He assumed his current position in 2010.  Prior to 2008, he was the Director of Marketing for Aramark Corporation from 2005 to 2008.  In addition, he was a consultant for us from 2001 to 2005.  Mr. Ciavarra has over 13 years of experience in the restaurant industry and over eight years of experience in the retail industry.

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

Mr. Flanagan has been employed with us since 2004.  From 2004 to 2010, he served in various capacities including Vice President of Restaurant Operations.  He assumed his current position in November 2010.  Prior to 2004, he was a 15-year veteran of S&A Restaurant Corporation where he served in several leadership roles.  Mr. Flanagan has over 24 years of experience in the restaurant industry.

Mr. Greene has been employed with us in his current capacity since October 2005. From August 1996 to October 2005, he worked for Restaurant Services, Inc., the independent purchasing cooperative which provided supply chain management services for Burger King Corporation and its franchisees, serving most recently as its Vice President, Food and Packaging Purchasing.  Mr. Greene began his career with The Pillsbury Company and has over 35 years of combined experience in the restaurant and food processing industries.

Mr. Couvillion has been employed with us since 2001 in various capacities including Vice President of Finance.  He assumed his current position in July 2011.  Prior to 2001, he was with Landry's Restaurants, Inc. since 1993 where he served in various capacities including Controller and Director of Finance.  Mr. Couvillion began his career in public accounting with Touche Ross & Co. and has 19 years of experience in the restaurant industry and 12 years of experience in the retail industry.

Mr. Zylstra has been employed with us in various capacities since 1992.  He assumed his present position in  January 2012 after serving as Vice President, Associate General Counsel and Assistant Corporate Secretary since 1999.  Mr. Zylstra has 22 years of experience in the restaurant and retail industry, all with Cracker Barrel Old Country Store, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 8,851 shareholders of record as of September 20, 2013.

The following table indicates the high and low sales prices of our common stock, as reported by Nasdaq, and dividends declared and paid for the quarters indicated.

	Fiscal Year 2013				Fiscal Year 2012
	Prices		Dividends	Dividends	Prices		Dividends	Dividends
	High	Low	Declared	Paid	High	Low	Declared	Paid
First	$69.30	$62.06	$0.50	$0.40	$45.80	$37.31	$0.25	$0.22
Second	65.94	60.07	0.50	0.50	53.77	41.08	0.25	0.25
Third	84.41	64.53	0.50	0.50	59.90	52.02	0.65	0.25
Fourth	102.95	83.02	0.75	0.50	64.33	56.26	--	0.25

See Note 5 to Consolidated Financial Statements with respect to dividend restrictions.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2013 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On September 19, 2012, our Board of Directors approved the repurchase of up to $100,000 of our common stock.  We did not repurchase any of our common stock in the fourth quarter ended August 2, 2013.  On September 25, 2013, our Board of Directors approved the repurchase of up to $50,000 of our common stock, with such authorization to expire on September 25, 2014, to the extent it remains unused.

ITEM 6. SELECTED FINANCIAL DATA

	(Dollars in thousands except percentages and share data)
	For each of the fiscal years ended
	August 2, 2013(a)	August 3, 2012(b)	July 29, 2011(c)	July 30, 2010(d)	July 31, 2009(e)(f)
Selected Income Statement Data:
Total revenue	$2,644,630	$2,580,195	$2,434,435	$2,404,515	$2,367,285
Income from continuing operations	117,265	103,081	85,208	85,258	65,957
Net income	117,265	103,081	85,208	85,258	65,926
Net income and income from continuing operations per share:
Basic	4.95	4.47	3.70	3.71	2.94
Diluted	4.90	4.40	3.61	3.62	2.89
Dividends declared per share	2.25	1.15	0.88	0.80	0.80
Dividends paid per share	1.90	0.97	0.86	0.80	0.78

As Percent of Total Revenue:
Cost of goods sold	32.3%	32.1%	31.7%	31.0%	32.3%
Labor and related expenses	36.5	36.8	37.1	37.8	38.7
Other store operating expenses	18.2	18.0	18.6	18.2	17.8
Store operating income	13.0	13.1	12.6	13.0	11.2
General and administrative expenses	5.4	5.7	5.7	6.1	5.1
Impairment and store dispositions, net	--	--	--	0.1	0.1
Operating income	7.6	7.4	6.9	6.8	6.0
Income before income taxes	6.3	5.7	4.8	4.8	3.8

Selected Balance Sheet Data:
Working capital (deficit)	$(13,873)	$18,249	$(21,188)	$(73,289)	$(66,637)
Total assets	1,388,306	1,418,992	1,310,884	1,292,067	1,245,181
Current interest rate swap liability	--	20,215	--	--	--
Long-term debt	400,000	525,036	550,143	573,744	638,040
Long-term interest rate swap liability	11,644	14,166	51,604	66,281	61,232
Other long-term obligations	120,073	114,897	105,661	93,822	89,670
Shareholders’ equity	484,026	382,675	268,034	191,617	135,622

Selected Cash Flow Data:
Purchase of property and equipment, net	$73,961	$80,170	$77,686	$69,891	$67,842
Share repurchases	3,570	14,923	33,563	62,487	--

Selected Other Data:
Common shares outstanding at end of year	23,795,327	23,473,024	22,840,974	22,732,781	22,722,685
Stores open at end of year	624	616	603	593	588

Average Unit Volumes(g):
Restaurant	$3,390	$3,369	$3,234	$3,226	$3,209
Retail	869	863	837	832	841

Comparable Store Sales(h):
Period to period increase (decrease) in comparable store sales:
Restaurant	3.1%	2.2%	0.2%	0.8%	(1.7)%
Retail	2.9	1.6	0.7	(0.9)	(5.9)
Memo: Number of stores in comparable base	596	591	583	569	550

(a)	We incurred $4,111 in costs related to the November 2012 proxy contest, which are included in general and administrative expenses.
(b)	Fiscal 2012 consisted of 53 weeks while all other periods presented consisted of 52 weeks. The estimated impact of the additional week was to increase consolidated fiscal 2012 results as follows: total revenue, $51,059; store operating income, 0.2% of total revenue ($11,093); operating income, 0.2% of total revenue ($9,723); net income, 0.2% of total revenue ($6,280); and diluted net income per share, $0.27. As part of our restructuring of our field organization in April 2012, we incurred severance charges of $1,660, which are included in general and administrative expenses. We also incurred $5,203 in costs related to the December 2011 proxy contest, which are also included in general and administrative expenses.
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

(d)	Includes impairment charges of $2,672 before taxes.
(e)	Includes impairment charges of $2,088 before taxes. We completed sale-leaseback transactions involving 15 of our stores and our retail distribution center in the fourth quarter of fiscal 2009 (see Note 10 to the Consolidated Financial Statements). Net proceeds from the sale-leaseback transactions together with excess cash flow from operations were used to pay down $142,759 of long-term debt.
(f)	Certain expenses and proceeds related to the divestiture of Logan’s Roadhouse, Inc. are reported in discontinued operations in fiscal 2009.
(g)	Average unit volumes include sales of all stores. Fiscal 2012 includes a 53rd week while all other periods presented consist of 52 weeks.
(h)	Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year; and are measured on comparable calendar weeks.

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Overview – a general description of our business, the restaurant and retail industries, our key performance indicators and the Company’s performance in 2013.
•	Results of Operations – an analysis of our consolidated statements of income for the three years presented in our Consolidated Financial Statements.
•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop area offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 20, 2013, the Company operated 624 Cracker Barrel stores located in 42 states.

Restaurant and Retail Industries

Our stores operate in both the restaurant and retail industries in the United States.  The restaurant and retail industries are highly competitive with respect to quality, variety and price of the food products and retail merchandise offered.  We compete with a significant number of national and regional restaurant and retail chains.  Additionally, there are many segments within the restaurant industry, such as family dining, casual dining, fast casual and quick service, which often overlap and provide competition for widely diverse restaurant concepts.  We operate in the full-service segment of the restaurant industry.  Competition also exists in securing prime real estate locations for new stores, in hiring qualified employees, in advertising, in the attractiveness of facilities and with competitors having similar menu offerings or convenience.  The restaurant and retail industries are often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.

Additionally, economic, seasonal and weather conditions affect the restaurant and retail industries.  Adverse economic conditions and unemployment rates affect consumer discretionary income and dining and shopping habits.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby contributing to higher profits in our fourth quarter.  Retail sales, which are made substantially to our restaurant guests, are strongest in the second quarter, which includes the Christmas holiday shopping season.  Severe weather also affects restaurant and retail sales adversely from time to time.

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

Comparable store restaurant sales and restaurant guest traffic consist of sales and calculated number of guests, respectively, of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.

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

Company Performance in 2013

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry.  During 2013, we focused on six key business priorities which were based on our previously announced long-term strategy to Enhance the Core Business, Expand the Footprint of Cracker Barrel Old Country Store and Extend the Brand beyond the four walls of our stores.  We believe the successful implementation of these six priorities resulted in revenue growth during the year, positive comparable store restaurant and retail sales for the year with both comparable store traffic and sales out-performing the Knapp-Track™ Index for the year and higher profit as compared to the prior year.

Our six priorities for 2013 were as follows:

1)	Refresh select menu categories that will reinforce our value and provide healthier options to our guests. Having analyzed our marketplace, guests’ feedback and brand positioning, we focused our menu initiatives on satisfying our guests’ needs for affordable options, healthier items and customizable choices. As part of our fall and holiday promotions, we introduced new sides to meet guests’ preferences for lighter and healthier options to customize their meals. These sides later transitioned to our core menu. During the spring, we reinforced the affordability of our menu by refreshing and highlighting our Country Dinner Plates, which include over 10 entrée choices at a $7.69 price point. Seasonal promotions included limited time offerings of additional entrée choices. Throughout the year, we tested a new category for our menu, Wholesome Fixin’s®. The category will provide flavorful and fresh meals with under 600 calories. We introduced Wholesome Fixin’s in the first quarter of 2014.

2)	Grow retail sales with unique merchandise. Further defining the distinctive Cracker Barrel experience, we focused on merchandising our stores with unique and nostalgic items. We developed collections with broad generational appeal and unique product assortments, such as our horse-theme merchandise and our American Pride assortment. One of our strongest categories, women’s apparel and accessories, continued to see growth throughout the year.

3)	Build on the successful “Handcrafted by Cracker Barrel” advertising campaign. During the first quarter of 2013, we refreshed our billboards to our Handcrafted by Cracker Barrel advertising theme. Many of the billboards highlight our made-from-scratch cooking with slogans like “Homemade Doesn’t Cost Extra” and “Fresh Meals. Friendly Prices.” Other billboards highlighted our brand’s value and affordability. Of our 1,600 billboards, approximately 300 display sharp price-point messaging around our $5.99 Daily Lunch Specials or $7.69 Country Dinner Plates. In addition, we continued with our Handcrafted by Cracker Barrel media advertising and maintained the approach that we adopted in 2012, using national cable to drive brand awareness and spot radio to deliver product news during our busy holiday and summer seasons. We updated the radio spots with current menu and product offerings and ran new TV commercials during the summer campaign.

4)
Invest in and leverage technology and equipment to support operations and reduce costs. In our ongoing effort to improve operations, we focused on initiatives to lower expenses and improve the guest experience. During the first quarter of 2013, we increased productivity in our stores with improved hourly labor scheduling that not only reduced costs but we believe allowed our store managers to spend more time interacting with guests. During the second quarter of 2013, we implemented a new merchandise planning system that provides greater visibility to manage the products in our retail stores. During the third quarter of 2013, we rolled out the second phase of our production planning tool for store managers, which helped further reduce food waste. Also, during the third and fourth quarters of 2013, we invested in new equipment at our stores to better hold and prepare fresh ingredients, an important component for our menu expansion with Wholesome Fixin’s®.

5)	Continued focus on shareholder return. We returned capital to our shareholders directly through quarterly dividend payments. During the fourth quarter of 2013, we declared a dividend increase to $0.75 which was paid in the first quarter of 2014. This increase marked the third increase since November 2011 and represented a tripling of our quarterly dividend over that time period. During 2013, we repaid $125,000 in long term debt, opened eight new stores, and reinvested approximately $74,000 in the Company through capital expenditures.

6)	Expand the brand through e-commerce and licensing. Throughout the year, we also engaged with our guests through multiple website and digital promotions. Also, during the year, we announced a multi-year licensing agreement with John Morrell Food Group, a subsidiary of Smithfield Foods. We look forward to the future potential of this partnership. See “Item 3. Legal Proceedings” of Part I of this Annual Report on Form 10-K for information related to a lawsuit filed against the Company regarding this initiative.

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

				Period to Period
	Relationship to Total Revenue			Increase (Decrease)
	2013	2012*	2011	2013 vs 2012	2012 vs 2011
Total revenue	100.0%	100.0%	100.0%	3%	6%
Cost of goods sold	32.3	32.1	31.7	3	7
Gross profit	67.7	67.9	68.3	2	5
Labor and other related expenses	36.5	36.8	37.1	1	5
Other store operating expenses	18.2	18.0	18.6	4	3
Store operating income	13.0	13.1	12.6	2	10
General and administrative	5.4	5.7	5.7	(2)	5
Impairment and store dispositions, net	--	--	--	--	(100)
Operating income	7.6	7.4	6.9	6	14
Interest expense	1.3	1.7	2.1	(20)	(13)
Income before income taxes	6.3	5.7	4.8	13	26
Provision for income taxes	1.9	1.7	1.3	12	42
Net income	4.4	4.0	3.5	14	21
*2012 consists of 53 weeks while the other periods presented consist of 52 weeks.

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2013	2012	2011
Revenue in dollars: (1)
Restaurant	$2,104,768	$2,054,127	$1,934,049
Retail	539,862	526,068	500,386
Total revenue	$2,644,630	$2,580,195	$2,434,435
Total revenue percentage increase(1)	2.5%	6.0%	1.2%
Total revenue by percentage relationships:
Restaurant	79.6%	79.6%	79.4%
Retail	20.4%	20.4%	20.6%
Comparable number of stores	596	591	583
Comparable store averages per store: (2)
Restaurant	$3,409	$3,375	$3,238
Retail	871	861	833
Total	$4,280	$4,236	$4,071
Restaurant average weekly sales (3)	$65.2	$63.6	$62.2
Retail average weekly sales (3)	16.7	16.3	16.1
(1) 2012 consists of 53 weeks while the other periods presented consist of 52 weeks.
(2) 2012 is calculated on a 53-week basis while the other periods are calculated on a 52-week basis.
(3) Average weekly sales are calculated by dividing net sales by operating weeks and include all stores.

Total revenue benefited from the opening of 8, 13 and 11 stores in 2013, 2012 and 2011, respectively, partially offset by the closing of one store in 2011.  Total revenue in 2012 also benefited from the additional week in 2012, which resulted in an increase in revenues of $51,059.

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase
	2013 vs 2012	2012 vs 2011
	(596 Stores)	(591 Stores)
Restaurant	3.1%	2.2%
Retail	2.9	1.6
Restaurant & Retail	3.0	2.1
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

Our comparable store restaurant sales increased from 2012 to 2013 resulting from a higher average check of 2.5%, including a 2.2% average menu price increase, and an increase in guest traffic of 0.6%.  Our comparable store restaurant sales increased from 2011 to 2012 resulting from a higher average check of 2.4%, including a 2.2% average menu price increase, partially offset by a decrease in guest traffic of 0.2%.

We believe that the comparable store retail sales increase from 2012 to 2013 resulted primarily from strong performance in certain retail merchandise categories and the increase in guest traffic.  We believe that the comparable store retail sales increase from 2011 to 2012 resulted from a more appealing retail merchandise selection than in the prior year and the growth of apparel, accessories and proprietary product lines.

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2013	2012	*	2011
Cost of Goods Sold:
Restaurant	$571,825	$553,478		$511,728
Retail	282,859	274,006		260,743
Total Cost of Goods Sold	$854,684	$827,484		$772,471
*2012 consists of 53 weeks while all other periods presented consist of 52 weeks.

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:

	2013	2012	2011
Restaurant Cost of Goods Sold	27.2%	26.9%	26.5%

The increase from 2012 to 2013 was primarily the result of food commodity inflation of 3.4% partially offset by our menu price increase referenced above and a reduction in food waste.  The reduction in food waste from 2012 to 2013 accounted for a 0.2% decrease in restaurant cost of goods sold as a percentage of restaurant revenue.  The increase from 2011 to 2012 was primarily the result of food commodity inflation of 4.5% partially offset by our menu price increase referenced above.

We presently expect the rate of commodity inflation to be approximately 2% in 2014 as compared to 2013.  We expect to offset the effects of food commodity inflation through a combination of menu price increases, supply contracts and other cost reduction initiatives.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:

	2013	2012	2011
Retail Cost of Goods Sold	52.4%	52.1%	52.1%

The increase in retail cost of goods sold as a percentage of retail revenue in 2013 as compared to 2012 resulted from lower initial markup on certain retail merchandise partially offset by lower freight and shrinkage.

2012 to 2013 Increase (Decrease) as a Percentage of Total Revenue
Lower initial markup on certain merchandise	0.6%
Freight	(0.2%)
Retail inventory shrinkage	(0.1%)

Retail cost of goods sold as a percentage of retail revenue remained flat in 2012 as compared to 2011.

Restructurings

In April 2012, we restructured and streamlined our field organization to better align our restaurant and retail operations under central leadership.  The restructuring of the field organization and related changes in our headquarters in Lebanon, Tennessee, resulted in the elimination of approximately 20 positions.  As a result, we incurred severance charges of $1,660.  In July 2011, we implemented a cost reduction and organization streamlining initiative, which resulted in the elimination of approximately 60 management and staff positions.  Most of the employees affected worked in our headquarters and the restructuring did not affect any store positions.  As a result, in the fourth quarter of 2011, we incurred severance charges of $1,768. Severance charges are recorded in general and administrative expenses (see “General and Administrative Expenses” below).

Labor and Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and other related expenses as a percentage of total revenue were 36.5%, 36.8% and 37.1% in 2013, 2012 and 2011, respectively.

The year-to-year percentage change from 2012 to 2013 resulted from the following:

2012 to 2013 (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor	(0.5%)
Store bonus expense	0.2%

The decrease in store hourly labor costs as a percentage of total revenue from 2012 to 2013 resulted from menu price increases being higher than wage inflation and improved productivity.  Higher store bonus expense in 2013 as compared to 2012 reflected better performance against financial objectives in 2013 as compared to the prior year.

The year-to-year percentage change from 2011 to 2012 resulted from the following:

2011 to 2012 (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor	(0.3%)
Health care costs	(0.2%)
Store bonus expense	0.2%

The decrease in store hourly labor costs as a percentage of total revenue from 2011 to 2012 resulted from improved productivity due to our enhanced labor management system and menu price increases being higher than wage inflation.

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

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes and general insurance.  Other store operating expenses as a percentage of total revenue were 18.2%, 18.0% and 18.6% in 2013, 2012 and 2011, respectively.

The year-to-year percentage change from 2012 to 2013 resulted from the following:

2012 to 2013 Increase (Decrease) as a Percentage of Total Revenue
Advertising	0.1%
Maintenance	0.1%
Litigation settlement received in 2012	0.1%
Utilities	(0.1%)

The increase in advertising expense from 2012 to 2013 resulted primarily from higher media spending.   Higher maintenance expenses resulted primarily from planned increases in nationally managed repair and preventative maintenance programs.  Lower utilities expense resulted primarily from lower electricity costs.

The year-to-year percentage change from 2011 to 2012 resulted primarily from the following:

2011 to 2012 (Decrease) Increase as a Percentage of Total Revenue
Utilities	(0.2%)
Litigation settlement received in 2012	(0.1%)
Credit card fees	(0.1%)
Supplies	(0.1%)
Advertising	0.2%

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

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue were 5.4%, 5.7% and 5.7% in 2013, 2012 and 2011, respectively.

The year-to-year percentage change from 2012 to 2013 resulted from the following:

2012 to 2013 (Decrease) as a Percentage of Total Revenue
Payroll and related expenses	(0.2%)
Manager conference expense	(0.1%)

Lower payroll and related expenses in 2013 as compared to 2012 resulted primarily from fewer store managers in training due to lower turnover and our opening fewer stores in 2013 as compared to 2012.  The decrease in general and administrative expenses in 2013 as compared to 2012 also resulted from the non-recurrence of expenses associated with a biannual manager conference which was held in the first quarter of 2012.

General and administrative expenses as a percentage of total revenue remained flat at 5.7% in 2012 as compared to 2011 as a result of the following offsetting variances:

2011 to 2012 (Decrease) Increase as a Percentage of Total Revenue
Payroll and related expenses	(0.5%)
Incentive compensation	0.3%
Expenses related to December 2011 proxy contest	0.2%

Lower payroll and related expenses in 2012 as compared to 2011 resulted primarily from our organizational restructurings (see “Restructurings” above).  Higher incentive compensation in 2012 as compared to 2011 resulted primarily from better performance against financial objectives.

Impairment and Store Dispositions, Net

Impairment and store dispositions, net consisted of the following for the past three years:

	2013	2012	2011
Impairment	$--	$--	$3,219
Gains on disposition of stores	--	--	(4,109)
Store closing costs	--	--	265
Total	$--	$--	$(625)

In 2013 and 2012, we did not incur any impairment charges, gains on disposition of stores or store closing costs.  In 2011, we recorded impairment charges of $1,044 and $2,175, respectively, for office space classified as property held for sale and a leased store.  The leased store was impaired because of declining operating performance and resulting negative cash flow projections.  During 2011, we sold two closed stores.  Additionally, one of our stores was acquired by the State of Florida for road expansion pursuant to eminent domain.  These transactions resulted in a net gain of $4,109.

Interest Expense

The following table highlights interest expense for the past three years:

	2013	2012	2011
Interest expense	$35,742	$44,687	$51,490

The year-to-year decrease from 2012 to 2013 resulted primarily from lower debt outstanding and lower interest rates because of a reduction in our credit spread and the expiration of our seven-year interest rate swap on May 3, 2013, which had a fixed interest rate of 5.57% plus our credit spread.  We presently expect interest expense for 2014 to be approximately $16,000 to $18,000.

The year-to-year decrease from 2011 to 2012 resulted primarily from the non-recurrence of costs related to our debt refinancing in July 2011 and lower average debt outstanding.  As part of our debt refinancing in 2011, we incurred additional expenses of $5,136 in 2011 related to transaction fees and the write-off of deferred financing costs. The additional week in 2012 also increased interest expense by $811.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2013	2012	2011
Effective tax rate	29.3%	29.5%	26.3%

The decrease in our effective tax rate from 2012 to 2013 resulted primarily from the retroactive extension by Congress of the Work Opportunity Tax Credit through the end of calendar 2013 partially offset by the increase in pretax income.  The increase in our effective tax rate from 2011 to 2012 resulted primarily from a net increase in our liability for uncertain tax positions in 2012, a deferred tax benefit for a state rate change realized in 2011 but not in 2012 and the increase in pretax income.

We presently expect our effective tax rate for 2014 to be between 31% and 32% because of the expiration of the Work Opportunity Tax Credit.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2013	2012	2011
Net cash provided by operating activities	$208,499	$219,822	$138,212
Net cash used in investing activities	(73,406)	(79,547)	(69,489)
Net cash used in financing activities	(165,337)	(40,587)	(64,149)
Net (decrease) increase in cash and cash equivalents	$(30,244)	$99,688	$4,574

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at August 3, 2012, and proceeds from exercises of share-based compensation awards, were sufficient to finance all of our growth, dividend payments, working capital needs, share repurchases and other cash payment obligations in 2013.

We believe that cash at August 2, 2013, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility will be sufficient to finance our continuing operations, our continuing expansion plans, our share repurchase plans and our expected dividend payments for 2014.

Cash Generated from Operations

The decrease in net cash flow provided by operating activities from 2012 to 2013 reflected higher annual and long-term incentive bonus payments and related taxes made in 2013 as a result of the prior year’s performance and the timing of payments for income taxes partially offset by higher net income and the timing of payments for interest and accounts payable.  The increase in net cash flow provided by operating activities from 2011 to 2012 reflected lower annual bonus payments made in 2012 for the prior year’s performance, higher net income and the timing of payments for accounts payable and income taxes.

Capital Expenditures

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:

	2013	2012	2011
Capital expenditures, net of proceeds from insurance recoveries	$73,961	$80,170	$77,686

Our capital expenditures consisted primarily of costs of new store locations and capital expenditures for maintenance programs. The decrease in capital expenditures from 2012 to 2013 resulted primarily from a decrease in the number of new store locations acquired and under construction as compared to the prior year partially offset by higher capital expenditures for operational initiatives and maintenance programs.  The increase in capital expenditures from 2011 to 2012 resulted primarily from an increase in the number of new store locations acquired and under construction as compared to the prior year partially offset by lower capital expenditures for maintenance programs.

We estimate that our capital expenditures during 2014 will be between $90,000 and $100,000. This estimate includes the acquisition of sites and construction costs of approximately seven or eight new stores that will open during 2014, as well as acquisition and construction costs for store locations to be opened in 2015. We also expect to increase capital expenditures for maintenance programs, technology and operational improvements. We intend to fund our capital expenditures with cash generated by operations and borrowings under our revolving credit facility, as necessary.

Proceeds from Sale of Property and Equipment

During 2011, we received net proceeds of $1,054 from the sale of two closed stores and $6,576 as a result of a condemnation award.

Borrowing Capacity and Debt Covenants

Our $750,000 credit facility (the “Credit Facility”) consists of a term loan (aggregate outstanding at August 2, 2013 and August 3, 2012 was $187,500 and $212,500, respectively) and a $500,000 revolving credit facility (“the Revolving Credit Facility”).

The following table highlights our borrowing capacity and outstanding borrowings under the Revolving Credit Facility, our standby letters of credit and our borrowing availability under the Revolving Credit Facility as of August 2, 2013:

August 2, 2013
Borrowing capacity under the Revolving Credit Facility	$500,000
Less: Outstanding borrowings under the Revolving Credit Facility	212,500
Less: Standby letters of credit*	28,971
Borrowing availability under the Revolving Credit Facility	$258,529
*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the Revolving Credit Facility.

We reduced our borrowings under our Credit Facility by $125,000 in 2013 and $25,000 in both 2012 and 2011 by making optional prepayments using excess cash generated from operations.  See “Material Commitments” below and Note 5 to our Consolidated Financial Statements for further information on our long-term debt.

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

Dividends, Share Repurchases and Proceeds from the Exercise of Share-Based Compensation Awards

Our Credit Facility imposes restrictions on the amount of dividends we are permitted to pay. Prior to the June 3, 2013 amendment described below, if there was no default then existing and the total of our availability under our Revolving Credit Facility plus our cash and cash equivalents on hand was at least $100,000 (the “liquidity requirements”), we could declare and pay cash dividends on shares of our common stock if the aggregate amount of dividends paid during any fiscal year is less than 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year.  In any event, as long as the liquidity requirements were met, dividends could be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

Effective June 3, 2013, we amended the Credit Facility to provide more flexibility with regard to the dividends we are permitted to pay.  Under the amended Credit Facility, if there is no default existing and the liquidity requirements are met, we may declare and pay cash dividends on shares of our common stock if the aggregate amount of dividends paid in any fiscal year is less than the sum of (1) the 20% limitation and (2) $100,000 (less the amount of any share repurchases during the current fiscal year), provided our consolidated total leverage ratio is 3.25 to 1.00 or less.  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

During the first three quarters of 2013, we declared a quarterly dividend of $0.50 per share of our common stock.  Additionally, during the fourth quarter of 2013, we increased our quarterly dividend by 50% by declaring a dividend of $0.75 per share payable on August 5, 2013 to shareholders of record on July 19, 2013.  In the first quarter of 2014, we declared a dividend of $0.75 per share payable on November 5, 2013 to shareholders of record on October 18, 2013.

The following table highlights the dividends per share we paid for the last three years:

	2013	2012	2011
Dividends per share paid	$1.90	$0.97	$0.86

Our current criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our Credit Facility.  Subject to the limits imposed by the Credit Facility, in 2013 and 2012, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $100,000 and $65,000, respectively.  In 2011, we were authorized to repurchase shares to offset share dilution that resulted from the issuance of shares under our equity compensation plans up to $65,000.  Under the June 3, 2013 amendment of the Credit Facility, we may repurchase shares up to a maximum amount of $100,000 less the amount of dividends paid provided the liquidity requirements are met.  Additionally, we have been authorized by our Board of Directors to repurchase shares at the discretion of management up to $50,000 during 2014.

The following table highlights our share repurchases for the last three years:

	2013	2012	2011
Shares of common stock repurchased	44,300	265,538	676,600
Cost of shares repurchased	$3,570	$14,923	$33,563

The following table highlights the proceeds received from the exercise of share-based compensation awards for the last three years:

	2013	2012	2011
Proceeds from exercise of share-based compensation awards	$6,454	$17,602	$20,540

Working Capital

In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Like many other restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while other restaurant inventories purchased locally are generally financed through trade credit at terms of 30 days or less.  Because of our gift shop, which has a lower product turnover than the restaurant, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories are generally financed  through trade credit at terms of 60 days or less.  These various trade terms are aided by rapid turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears for hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

The following table highlights our working capital:

	2013	2012	2011
Working capital (deficit)	$(13,873)	$18,249	$(21,188)

The change in working capital at August 2, 2013 compared to August 3, 2012 primarily reflected a decrease in cash due to optional debt payments and higher dividend payments in 2013.  The change in working capital at August 3, 2012 compared to July 29, 2011 primarily reflected cash generated from operations and proceeds received from share-based compensation exercises partially offset by the current portion of our interest rate swap liability, higher incentive compensation accruals based on better performance against financial objectives in 2012 and the timing of payments for estimated income taxes.

Off-Balance Sheet Arrangements

Other than various operating leases, which are disclosed more fully in “Material Commitments” below and Notes 2 and 10 to our Consolidated Financial Statements, we have no other material off-balance sheet arrangements.

Material Commitments

Our contractual cash obligations and commitments as of August 2, 2013, are summarized in the tables below:

		Payments due by Years
Contractual Obligations (a)	Total	2014	2015-2016	2017-2018	After 2018
Term loan (b)	$187,500	--	$187,500	--	--
Revolving Credit Facility(b)	212,500	--	212,500	--	--
Operating leases (c)	766,444	$59,075	89,346	$81,040	$536,983
Purchase obligations (d)	111,347	63,559	27,966	18,997	825
Other long-term obligations (e)	37,316	2,343	8,477	300	26,196
Total contractual cash obligations	$1,315,107	$124,977	$525,789	$100,337	$564,004

	Amount of Commitment Expirations by Years
	Total	2014	2015-2016	2017-2018	After 2018
Revolving Credit Facility(b)	$500,000	--	$500,000	--	--
Standby letters of credit(f)	28,971	$8,335	20,636	--	--
Guarantees (g)	827	168	228	$235	$196
Total commitments	$529,798	$8,503	$520,864	$235	$196

(a)	At August 2, 2013, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability. At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions. As such, the liability for uncertain tax positions of $28,841 is not included in the contractual cash obligations and commitments table above.

(b)	Our term loan is payable on or before July 8, 2016 and our Revolving Credit Facility expires on July 8, 2016. Using our expected principal payments and projected interest rates, we anticipate having interest payments of $15,077 and $23,688 in 2014 and 2015-2016, respectively. The projected interest rates for our swapped portion of our outstanding borrowings are our fixed rates under our interest rate swaps (see Note 6 to the Consolidated Financial Statements) plus our current credit spread of 1.50%. The projected interest rate for our unswapped portion of our outstanding borrowings is the average of the three-year and five-year swap rates at August 2, 2013 of 1.33% plus our current credit spread. Even though our current credit facility expires in 2016, we have the intent and ability to refinance our debt to maintain a sufficient amount of outstanding borrowings during the terms of our interest rate swaps that expire in 2017 and 2018. Based on the fixed rates plus our current credit spread under these interest rate swaps, we anticipate having interest payments of $8,439 in 2017-2018. Based on our outstanding borrowings under our Revolving Credit Facility and standby letters of credit at August 2, 2013 and our current unused commitment fee as defined in the Credit Facility, our unused commitment fees in 2014 and 2015-2016 would be $646 and $1,255; however, the actual amount will differ based on actual usage of the Revolving Credit Facility in 2014 and 2015-2016.
(c)	Includes base lease terms and certain optional renewal periods for which at the inception of the lease, it is reasonably assured that we will exercise.
(d)	Purchase obligations consist of purchase orders for food and retail merchandise; purchase orders for capital expenditures, supplies, other operating needs and other services; and commitments under contracts for maintenance needs and other services. We have excluded contracts that do not contain minimum purchase obligations. We excluded long-term agreements for services and operating needs that can be cancelled within 60 days without penalty. We included long-term agreements and certain retail purchase orders for services and operating needs that can be cancelled with more than 60 days notice without penalty only through the term of the notice. We included long-term agreements for services and operating needs that only can be cancelled in the event of an uncured material breach or with a penalty through the entire term of the contract. Because of the uncertainties of seasonal demands and promotional calendar changes, our best estimate of usage for food, supplies and other operating needs and services is ratably over either the notice period or the remaining life of the contract, as applicable, unless we had better information available at the time related to each contract.
(e)	Other long-term obligations include our Non-Qualified Savings Plan ($25,263, with a corresponding long-term asset to fund the liability; see Note 13 to the Consolidated Financial Statements), Deferred Compensation Plan ($3,276) and our long-term incentive plans ($8,777).
(f)	Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the Revolving Credit Facility.
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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.  Critical accounting estimates are those that:

•	management believes are most important to the accurate portrayal of both our financial condition and operating results; and
•	require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

In 2011, we incurred impairment charges related to one of our stores.  In 2011, we also incurred impairment charges related to a corporate property held for sale.  For a more detailed discussion of these costs see the sub-section entitled “Impairment and Store Dispositions, Net” under the section above entitled “Results of Operations” presented earlier in the MD&A.

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

A significant portion of our health insurance program is currently self-insured.  Benefits for any individual (employee or dependents) in the self-insured group health program are limited to not more than $20 in any given plan year, and, in certain cases, to not more than $8 in any given year.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  Beginning in the first quarter of 2012, the fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.

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

Share-Based Compensation

Our share-based compensation consists of nonvested stock awards, performance-based market stock units (“MSU Grants”) and stock options.  Share-based compensation expense is recognized based on the grant date fair value and the achievement of performance conditions for certain awards.  We recognize share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or the date on which retirement eligibility is achieved, if shorter.

Compensation expense is recognized for only the portion of our share-based compensation awards that are expected to vest.  Therefore, an estimated forfeiture rate is derived from historical employee termination behavior and is updated annually.  The forfeiture rate is applied on a straight-line basis over the service (vesting) period and we update the estimated forfeiture rate to actual at each reporting period.

Our nonvested stock awards are time vested except for awards under our long-term incentive plans which also contain performance conditions.  At each reporting period, we reassess the probability of achieving the performance conditions under our long-term incentive plans.  Determining whether the performance conditions will be achieved involves judgment and the estimate of expense for nonvested stock awards may be revised periodically based on changes in our determination of the probability of achieving the performance conditions.  Revisions are reflected in the period in which the estimate is changed. If any performance conditions are not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

Generally, the fair value of each nonvested stock award which does not accrue dividends is equal to the market price of our stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.  Other nonvested stock awards accrue dividends and their fair value is equal to the market price of our stock at the date of grant.

In 2011, we adopted annual long-term incentive plans that award MSU Grants to our executives instead of stock options.  In addition to providing the requisite service, MSU Grants contain both a market condition, total shareholder return, and a performance condition. Total shareholder return is defined as the change in our stock price plus dividends paid during the performance period.  The number of shares awarded at the end of the performance period will vary in direct proportion to a target number of shares set at the beginning of the period, up to a maximum of 150% of target, based on the change in our cumulative total shareholder return over the period.  The probability of the actual shares expected to be awarded is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units awarded.  However, if the performance condition is not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

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

The fair value of our stock options was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates several key assumptions including expected volatility, risk-free rate of return, expected dividend yield and the option’s expected life.  Additionally, we use historical data to estimate option exercise and employee termination and these assumptions are updated annually. The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  The expected life is a by-product of the lattice model and was updated when new grants were made.  No stock options were granted in 2013 or 2012.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, such as changes in interest rates and commodity prices.  We do not hold or use derivative financial instruments for trading purposes.

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our Credit Facility.  At August 2, 2013 and August 3, 2012, our outstanding borrowings under our Credit Facility totaled $400,000 and $525,000, respectively (see Note 5 to our Consolidated Financial Statements).  Loans under the Credit Facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 5, 6 and 10 to our Consolidated Financial Statements).  To manage this risk in a cost efficient manner, we have entered into interest rate swaps.  A summary of our interest rate swaps at August 2, 2013 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
August 10, 2010	May 3, 2013	2	$200,000	2.73%
July 25, 2011	May 3, 2013	2	50,000	2.00%
July 25, 2011	May 3, 2013	3	50,000	2.45%
September 19, 2011	May 3, 2013	2	25,000	1.05%
September 19, 2011	May 3, 2013	2	25,000	1.05%
December 7, 2011	May 3, 2013	3	50,000	1.40%
March 18, 2013	May 3, 2015	3	50,000	1.51%
April 8, 2013	May 3, 2015	2	50,000	1.05%
April 15, 2013	May 3, 2015	2	50,000	1.03%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.30%

The Company’s seven-year interest rate swap, which was entered into on May 4, 2006, expired on May 3, 2013.  This interest rate swap had a notional amount of $525,000 prior to expiration and a fixed rate of 5.57%.

At August 2, 2013 and August 3, 2012, our outstanding borrowings were swapped at weighted average interest rates of 3.73% and 7.57%, respectively, which are the weighted average fixed rates of our interest rate swaps plus our current credit spread.  See Note 6 to our Consolidated Financial Statements for further discussion of our interest rate swaps.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2013 and 2012:

	Percentage of Food Purchases
	2013	2012
Beef	13%	12%
Dairy (including eggs)	12%	13%
Fruits and vegetables	12%	14%
Poultry	11%	10%
Pork	11%	10%

Other categories affected by the commodities markets, such as grains and seafood, may each account for as much as 7% of our food purchases. While some of our food items are produced to our proprietary specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary to allow us to avoid any material adverse effects that could be caused by such unavailability. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably even over short periods of time. Changes in commodity prices would affect us and our competitors generally, and depending on the terms and duration of supply contracts, sometimes simultaneously. We enter into contracts for certain of our products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or much of the increased commodity costs by adjusting our menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can result in lower margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and its subsidiaries (the “Company”) as of August 2, 2013 and August 3, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended August 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cracker Barrel Old Country Store, Inc. and its subsidiaries as of August 2, 2013 and August 3, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 2, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 2, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 26, 2013

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
	(In thousands except share data)
ASSETS	August 2, 2013	August 3, 2012
Current Assets:
Cash and cash equivalents	$121,718	$151,962
Property held for sale	883	884
Accounts receivable	15,942	14,609
Inventories	146,687	143,267
Prepaid expenses and other current assets	12,648	11,405
Deferred income taxes	4,316	15,181
Total current assets	302,194	337,308
Property and Equipment:
Land	299,995	296,500
Buildings and improvements	746,764	726,814
Buildings under capital leases	3,289	3,289
Restaurant and other equipment	484,013	458,370
Leasehold improvements	255,058	242,305
Construction in progress	8,704	14,293
Total	1,797,823	1,741,571
Less: Accumulated depreciation and amortization of capital leases	771,454	719,201
Property and equipment – net	1,026,369	1,022,370
Other assets	59,743	59,314
Total	$1,388,306	$1,418,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$110,637	$101,271
Taxes withheld and accrued	35,076	39,704
Accrued employee compensation	62,780	66,923
Accrued employee benefits	24,477	26,546
Deferred revenues	44,098	37,696
Dividend payable	17,847	9,732
Current interest rate swap liability	--	20,215
Other current liabilities	21,152	16,972
Total current liabilities	316,067	319,059
Long-term debt	400,000	525,036
Long-term interest rate swap liability	11,644	14,166
Other long-term obligations	120,073	114,897
Deferred income taxes	56,496	63,159
Commitments and Contingencies (Notes 10 and 16)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 2013 – 23,795,327 shares issued and outstanding; 2012 – 23,473,024
shares issued and outstanding	237	234
Additional paid-in capital	51,728	28,676
Accumulated other comprehensive loss	(6,612)	(21,158)
Retained earnings	438,673	374,923
Total shareholders’ equity	484,026	382,675
Total	$1,388,306	$1,418,992

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except share data) Fiscal years ended
	August 2, 2013	August 3, 2012	July 29, 2011

Total revenue	$2,644,630	$2,580,195	$2,434,435
Cost of goods sold	854,684	827,484	772,471
Gross profit	1,789,946	1,752,711	1,661,964
Labor and other related expenses	962,559	951,435	904,229
Other store operating expenses	482,601	464,130	451,957
Store operating income	344,786	337,146	305,778
General and administrative expenses	143,262	146,171	139,222
Impairment and store dispositions, net	--	--	(625)
Operating income	201,524	190,975	167,181
Interest expense	35,742	44,687	51,490
Income before income taxes	165,782	146,288	115,691
Provision for income taxes	48,517	43,207	30,483
Net income	$117,265	$103,081	$85,208

Net income per share - basic	$4.95	$4.47	$3.70
Net income per share - diluted	$4.90	$4.40	$3.61

Basic weighted average shares outstanding	23,708,875	23,067,566	22,998,200
Diluted weighted average shares outstanding	23,948,321	23,408,126	23,634,675

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(In thousands) Fiscal years ended
	August 2, 2013	August 3, 2012	July 29, 2011

Net income	$117,265	$103,081	$85,208

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	23,620	17,223	14,677
Income tax expense	9,074	349	3,860
Other comprehensive income, net of tax	14,546	16,874	10,817
Comprehensive income	$131,811	$119,955	$96,025

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at July 30, 2010	22,732,781	$228	$6,200	$(48,849)	$234,038	$191,617
Comprehensive Income:
Net income	--	--	--	--	85,208	85,208
Other comprehensive income, net of tax	--	--	--	10,817	--	10,817
Total comprehensive income	--	--	--	10,817	85,208	96,025
Cash dividends declared - $.88 per share	--	--	--	--	(20,489)	(20,489)
Share-based compensation	--	--	9,796	--	--	9,796
Exercise of share-based compensation awards	784,793	7	20,533	--	--	20,540
Tax benefit realized upon exercise of share-based compensation awards	--	--	4,108	--	--	4,108
Purchases and retirement of common stock	(676,600)	(7)	(33,556)	--	--	(33,563)
Balances at July 29, 2011	22,840,974	228	7,081	(38,032)	298,757	268,034
Comprehensive Income:
Net income	--	--	--	--	103,081	103,081
Other comprehensive income, net of tax	--	--	--	16,874	--	16,874
Total comprehensive income	--	--	--	16,874	103,081	119,955
Cash dividends declared - $1.15 per share	--	--	--	--	(26,915)	(26,915)
Share-based compensation	--	--	14,420	--	--	14,420
Exercise of share-based compensation awards	897,588	9	17,593	--	--	17,602
Tax benefit realized upon exercise of share-based compensation awards	--	--	4,502	--	--	4,502
Purchases and retirement of common stock	(265,538)	(3)	(14,920)	--	--	(14,923)
Balances at August 3, 2012	23,473,024	234	28,676	(21,158)	374,923	382,675
Comprehensive Income:
Net income	--	--	--	--	117,265	117,265
Other comprehensive income, net of tax	--	--	--	14,546	--	14,546
Total comprehensive income	--	--	--	14,546	117,265	131,811
Cash dividends declared - $2.25 per share	--	--	--	--	(53,515)	(53,515)
Share-based compensation	--	--	17,839	--	--	17,839
Exercise of share-based compensation awards	366,603	4	6,450	--	--	6,454
Tax benefit realized upon exercise of share-based compensation awards	--	--	2,332	--	--	2,332
Purchases and retirement of common stock	(44,300)	(1)	(3,569)	--	--	(3,570)
Balances at August 2, 2013	23,795,327	$237	$51,728	$(6,612)	$438,673	$484,026

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands)
	Fiscal years ended
	August 2, 2013	August 3,2012	July 29, 2011
Cash flows from operating activities:
Net income	$117,265	$103,081	$85,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,120	64,467	62,788
Loss (gain) on disposition of property and equipment	4,057	2,702	(1,418)
Impairment	--	--	3,219
Share-based compensation	17,839	14,420	9,796
Excess tax benefit from share-based compensation	(2,332)	(4,502)	(4,108)
Changes in assets and liabilities:
Accounts receivable	(1,333)	(2,330)	1,251
Income taxes receivable	--	7,898	(7,898)
Inventories	(3,420)	(1,720)	2,532
Prepaid expenses and other current assets	(1,243)	(2,405)	(391)
Other assets	(1,033)	(4,725)	(803)
Accounts payable	9,366	1,592	(16,539)
Taxes withheld and accrued	(4,628)	7,369	(652)
Accrued employee compensation	(4,143)	17,729	(10,680)
Accrued employee benefits	(2,069)	(2,701)	(1,690)
Deferred revenues	6,402	5,066	5,086
Other current liabilities	6,628	2,651	(7,863)
Other long-term obligations	5,895	9,973	12,576
Deferred income taxes	(4,872)	1,257	7,798
Net cash provided by operating activities	208,499	219,822	138,212
Cash flows from investing activities:
Purchase of property and equipment	(74,417)	(80,922)	(77,962)
Proceeds from insurance recoveries of property and equipment	456	752	276
Proceeds from sale of property and equipment	555	623	8,197
Net cash used in investing activities	(73,406)	(79,547)	(69,489)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	92,600	687,000
Proceeds from exercise of share-based compensation awards	6,454	17,602	20,540
Principal payments under long-term debt and other long-term obligations	(125,153)	(117,733)	(717,263)
Purchases and retirement of common stock	(3,570)	(14,923)	(33,563)
Deferred financing costs	--	(263)	(5,125)
Dividends on common stock	(45,400)	(22,372)	(19,846)
Excess tax benefit from share-based compensation	2,332	4,502	4,108
Net cash used in financing activities	(165,337)	(40,587)	(64,149)
Net (decrease) increase in cash and cash equivalents	(30,244)	99,688	4,574
Cash and cash equivalents, beginning of year	151,962	52,274	47,700
Cash and cash equivalents, end of year	$121,718	$151,962	$52,274

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$29,959	$50,357	$46,301
Income taxes	47,550	18,768	32,248

Supplemental schedule of non-cash financing activity
Change in fair value of interest rate swaps	$23,620	$17,223	$14,677
Change in deferred tax asset for interest rate swaps	(9,074)	(349)	(3,860)
Dividends declared but not yet paid	17,847	9,732	5,190

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

1.  Description of the Business

Cracker Barrel Old Country Store, Inc. and its affiliates (collectively, in the Notes, the “Company”) are principally engaged in the operation and development in the United States (“U.S.”) of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.

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

Property held for sale – Property held for sale consists of real estate properties that the Company expects to sell within one year and is reported at the lower of carrying amount or fair value less costs to sell.  At August 2, 2013 and August 3, 2012, property held for sale consisted of office space.

Accounts receivable – Accounts receivable represent their estimated net realizable value.  Accounts receivable are written off when they are deemed uncollectible.

Inventories – Inventories are stated at the lower of cost or market.  Cost of restaurant inventory is determined by the first‑in, first‑out (“FIFO”) method.  Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which uses average cost.  Approximately 75% of retail inventories are valued using RIM and the remaining 25% are valued using an average cost method.  See Note 4 for additional information regarding the components of inventory.

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

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight‑line and double‑declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Buildings under capital leases	15-25
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2013	2012	2011
Total depreciation expense	$65,351	$63,705	$61,677
Depreciation expense related to store operations*	60,574	58,423	56,985
*Depreciation expense related to store operations is included in other store operating expenses in the Consolidated Statements of Income.

Gain or loss is recognized upon disposal of property and equipment.  The asset and related accumulated depreciation and amortization amounts are removed from the accounts.

Maintenance and repairs, including the replacement of minor items, are charged to expense and major additions to property and equipment are capitalized.

Impairment of long-lived assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset.  If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down, for an asset to be held and used, to the estimated fair value or, for an asset to be disposed of, to the fair value, net of estimated costs of disposal.  Any loss resulting from impairment is recognized by a charge to income.   See Note 9 for additional information on the Company’s impairment of long-lived assets.

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

For the Company’s health insurance plans, benefits for any individual (employee or dependents) in the self-insured program are limited to not more than $20 in any given year, and, in certain cases, to not more than $8 in any given year.  The Company records a liability for the self-insured portion of its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  Beginning in the first quarter of 2012, the fully-insured portion of the Company’s health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.

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

Advertising expense for each of the three years was as follows:

	2013	2012	2011
Advertising expense	$59,957	$56,198	$48,889

Share-based compensation – The Company’s share-based compensation consists of nonvested stock, performance-based market stock units (“MSU Grants”) and stock options.  Share-based compensation is recorded in general and administrative expenses in the Consolidated Statements of Income.  Share-based compensation expense is recognized based on the grant date fair value and the achievement of performance conditions for certain awards.  The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or to the date on which retirement eligibility is achieved, if shorter.

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

Additionally, the Company’s policy is to issue shares of common stock to satisfy exercises of share-based compensation awards.

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

Discontinued operations – The Company classifies the results of operations of a closed store as a discontinued operation when the operations and cash flows of the store have been or will be eliminated from ongoing operations, the Company no longer has any significant continuing involvement in the operations associated with the store after closure and the results are material to the Company’s consolidated financial position, results of operations or cash flows.  In determining whether the cash flows have been or will be eliminated from operations, the Company considers the proximity of the closed store to any remaining open stores in the geographic area to evaluate whether the Company will retain the closed store’s customers at another store in the same market.  Unless considered immaterial, if the Company determines that it has exited the market, then the closed store will be classified as a discontinued operation.  The Company closed one store in 2011; this closed store was not classified as discontinued operations.  The Company did not close any stores in 2013 or 2012.

Net income per share – Basic consolidated net income per share is computed by dividing consolidated net income to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to stock options, nonvested stock awards and MSU Grants issued by the Company are calculated using the treasury stock method.  Outstanding employee and director stock options, nonvested stock awards and MSU Grants issued by the Company represent the only dilutive effects on diluted consolidated net income per share.  See Note 15 for additional information regarding net income per share.

Use of estimates – Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods to prepare these Consolidated Financial Statements in conformity with GAAP.  Management believes that such estimates have been based on reasonable and supportable assumptions and that the resulting estimates are reasonable for use in the preparation of the Consolidated Financial Statements.  Actual results, however, could differ from those estimates.

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

3.  Fair Value Measurements

Fair value for certain of the Company’s assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, a three level hierarchy for inputs is used.  These levels are:

•	Quoted Prices in Active Markets for Identical Assets (“Level 1”) – quoted prices (unadjusted) for an identical asset or liability in an active market.

•	Significant Other Observable Inputs (“Level 2”) – quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at August 2, 2013 were as follows:

	Level 1	Level 2	Level 3	Fair Value as of August 2, 2013
Cash equivalents*	$57,767	$--	$--	$57,767
Interest rate swap asset (see Note 6)	--	883	--	883
Deferred compensation plan assets**	25,263	--	--	25,263
Total assets at fair value	$83,030	$883	$--	$83,913

Interest rate swap liability (see Note 6)	$--	$11,644	$--	$11,644
Total liabilities at fair value	$--	$11,644	$--	$11,644

The Company’s assets and liabilities measured at fair value on a recurring basis at August 3, 2012 were as follows:

	Level 1	Level 2	Level 3	Fair Value as of August 3, 2012
Cash equivalents*	$104,531	$--	$--	$104,531
Interest rate swap asset (see Note 6)	--	--	--	--
Deferred compensation plan assets**	29,443	--	--	29,443
Total assets at fair value	$133,974	$--	$--	$133,974

Interest rate swap liability (see Note 6)	$--	$34,381	$--	$34,381
Total liabilities at fair value	$--	$34,381	$--	$34,381

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets (see Note 13).

The Company’s money market fund investments and deferred compensation plan assets are measured at fair value using quoted market prices.  The fair values of the Company’s interest rate swap asset and liabilities are determined based on the present value of expected future cash flows.  Since the Company’s interest rate swap values are based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full terms of the swaps, it is considered a Level 2 input.  Nonperformance risk is reflected in determining the fair value of the interest rate swaps by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the terms of the swaps.  Thus, the adjustment for nonperformance risk is also considered a Level 2 input.

The fair values of accounts receivable and accounts payable at August 2, 2013 and August 3, 2012, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at August 2, 2013 and August 3, 2012.

4.  Inventories

Inventories were comprised of the following at:

	August 2, 2013	August 3, 2012
Retail	$112,736	$108,846
Restaurant	20,214	19,728
Supplies	13,737	14,693
Total	$146,687	$143,267

5.  Debt

On July 9, 2011, the Company entered into a five-year $750,000 credit facility (the “Credit Facility”) consisting of a $250,000 term loan and a $500,000 revolving credit facility (the "Revolving Credit Facility”).

Long‑term debt consisted of the following at:

	August 2, 2013	August 3, 2012
Revolving Credit Facility expiring on July 8, 2016	$212,500	$312,500
Term loan payable on or before July 8, 2016	187,500	212,500
Note payable	--	142
	400,000	525,142
Current maturities	--	(106)
Long-term debt	$400,000	$525,036

The aggregate maturities of long‑term debt subsequent to August 2, 2013 are as follows:

Year
2014	$--
2015	25,000
2016	375,000
Total	$400,000

At August 2, 2013, the Company had $28,971 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 16).  At August 2, 2013, the Company had $258,529 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  At August 2, 2013 and August 3, 2012, the Company’s outstanding borrowings were swapped at weighted average interest rates of 3.73% and 7.57%, respectively (see Note 6 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At August 2, 2013 and August 3, 2012, the Company was in compliance with all debt covenants.

The Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay. Prior to the June 3, 2013 amendment described below, if there was no default existing and the total of the Company’s availability under the Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “liquidity requirements”), the Company could declare and pay cash dividends on its common stock if the aggregate amount of dividends paid in any fiscal year is less than 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year.  In any event, as long as the liquidity requirements were met, dividends could be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

Effective June 3, 2013, the Company amended the Credit Facility to provide more flexibility with regard to the dividends the Company is permitted to pay.  Under the amended Credit Facility, if there is no default existing and the liquidity requirements are met, the Company may declare and pay cash dividends on shares of its common stock if the aggregate amount of dividends paid in any fiscal year is less than the sum of (1) the 20% limitation and (2) $100,000 (less the amount of any share repurchases during the current fiscal year), provided the Company’s consolidated total leverage ratio is 3.25 to 1.00 or less.  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

6.  Derivative Instruments and Hedging Activities

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps is fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spreads at August 2, 2013 and August 3, 2012 were 1.50% and 2.00%, respectively.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at August 2, 2013 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
August 10, 2010	May 3, 2013	2	$200,000	2.73%
July 25, 2011	May 3, 2013	2	50,000	2.00%
July 25, 2011	May 3, 2013	3	50,000	2.45%
September 19, 2011	May 3, 2013	2	25,000	1.05%
September 19, 2011	May 3, 2013	2	25,000	1.05%
December 7, 2011	May 3, 2013	3	50,000	1.40%
March 18, 2013	May 3, 2015	3	50,000	1.51%
April 8, 2013	May 3, 2015	2	50,000	1.05%
April 15, 2013	May 3, 2015	2	50,000	1.03%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.30%

The Company’s seven-year interest rate swap, which was entered into on May 4, 2006, expired on May 3, 2013.  This interest rate swap had a notional amount of $525,000 prior to expiration and a fixed rate of 5.57%.

The estimated fair values of the Company’s derivative instruments were as follows:

(See Note 3)	Balance Sheet Location	August 2, 2013	August 3, 2012
Interest rate swaps	Other assets	$883	$--
Interest rate swap	Current interest rate swap liability	$--	$20,215
Interest rate swaps	Long-term interest rate swap liability	11,644	14,166
Total liabilities		$11,644	$34,381

The estimated fair values of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk.  The adjustment related to the Company’s non-performance risk at August 2, 2013 and August 3, 2012 resulted in reductions of $123 and $851, respectively, in the total fair value of the interest rate swap asset and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax assets, and will be reclassified into earnings over the term of the underlying debt.  As of August 2, 2013, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $5,915.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for each of the three years:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	2013	2012	2011
Cash flow hedges:
Interest rate swaps	$23,620	$17,223	$14,677

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for each of the three years:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		2013	2012	2011
Cash flow hedges:
Interest rate swaps	Interest expense	$20,773	$35,903	$30,355

Any portion of the fair value of the interest rate swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in 2013, 2012 and 2011.

7.  Share Repurchases

In 2013 and 2012, subject to a maximum amount as specified in the table below and the limits imposed by the Credit Facility, the Company was authorized to repurchase shares at management’s discretion.  Additionally, in 2011, the Company was authorized to repurchase shares to offset share dilution that resulted from the issuance of shares under its equity compensation plans up to the maximum aggregate purchase price amount as specified in the table below.  In 2014, the Company has been authorized to repurchase shares at management’s discretion up to a maximum aggregate purchase price of $50,000.

The following table summarizes our share repurchases for the last three years:

	2013	2012	2011
Maximum aggregate purchase price	$100,000	$65,000	$65,000
Cost of shares repurchased	$3,570	$14,923	$33,563
Shares of common stock repurchased	44,300	265,538	676,600

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

Total revenue was comprised of the following at:

	2013	2012	2011
Restaurant	$2,104,768	$2,054,127	$1,934,049
Retail	539,862	526,068	500,386
Total revenue	$2,644,630	$2,580,195	$2,434,435

9.  Impairment and Store Dispositions, Net

Impairment and store dispositions, net consisted of the following for the past three years:

	2013	2012	2011
Impairment	$--	$--	$3,219
Gains on disposition of stores	--	--	(4,109)
Store closing costs	--	--	265
Total	$--	$--	$(625)

The Company did not incur any impairment charges, gains on disposition of stores or store closing costs in 2013 or 2012.  During 2011, the Company recorded impairment charges of $1,044 and $2,175, respectively, for office space which is classified as property held for sale and for a leased store.  The leased store was impaired because of declining operating performance and resulting negative cash flow projections.

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

10.  Leases

As of August 2, 2013, the Company operated 212 stores in leased facilities and also leased certain land, a retail distribution center and advertising billboards.

Rent expense under operating leases, including the sale-leaseback transactions discussed below, for each of the three years was:

Year	Minimum	Contingent	Total
2013	$70,095	$232	$70,327
2012	67,651	276	67,927
2011	65,878	179	66,057

The following is a schedule by year of the future minimum rental payments required under the Company’s operating leases as of August 2, 2013:

Year	Total
2014	$59,075
2015	47,030
2016	42,316
2017	40,324
2018	40,716
Later years	536,983
Total	$766,444

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

The Company leases 65 of its stores pursuant to a sale-leaseback transaction which closed in 2000.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased stores.  At August 2, 2013 and August 3, 2012, the Company was in compliance with these covenants.

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

The Company has one active compensation plan, the 2010 Omnibus Incentive Compensation Plan (the “2010 Omnibus Plan”), for employees and non-employee directors which authorizes the granting of nonvested stock awards, performance-based MSU Grants, stock options and other types of share-based awards. The Company also has stock options and nonvested stock outstanding under three other compensation plans (“Prior Plans”) in which no future grants may be made.

The 2010 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,500,000 shares of the Company’s common stock.  However, this share reserve is increased by shares awarded under this and Prior Plans which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation.  Additionally, this share reserve was decreased by shares granted from Prior Plans after July 30, 2010 until December 1, 2010.  At August 2, 2013, the number of shares authorized for future issuance under the Company’s active plan is 1,174,925.

The following table summarizes the number of outstanding awards under each plan at August 2, 2013:

2010 Omnibus Plan	390,759
2000 Non-Executive Stock Option Plan	12,083
Amended and Restated Stock Option Plan	43,107
2002 Omnibus Incentive Compensation Plan	50,948
Total	496,897

Types of Share-Based Awards

Nonvested Stock

Nonvested stock awards consist of the Company’s common stock and generally vest over 1–3 years.  Generally, the fair value of each nonvested stock award is equal to the market price of the Company’s stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.  Other nonvested stock awards accrue dividends and their fair value is equal to the market price of the Company’s stock at the date of the grant.  Dividends are forfeited for any nonvested stock awards that do not vest.

The Company’s nonvested stock awards include its long-term performance plans which were established by the Committee for the purpose of rewarding certain officers with shares of the Company’s common stock if the Company achieved certain performance targets. The stock awards under the long-term performance plans are calculated or estimated based on achievement of financial performance measures.

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at August 2, 2013:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2012 LTPP	2012 - 2013	2
2013 LTPP	2013 - 2014	2 or 3

The following table summarizes the shares that have been accrued under the 2012 LTPP and 2013 LTPP at August 2, 2013:

2012 LTPP	157,356
2013 LTPP	36,436

A summary of the Company’s nonvested stock activity as of August 2, 2013, and changes during 2013 are presented in the following table:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at August 3, 2012	80,190	$41.97
Granted	134,145	67.68
Vested	(130,481)	57.06
Forfeited	(1,000)	42.21
Unvested at August 2, 2013	82,854	$59.83

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2013	2012	2011
Total fair value of nonvested stock	$7,445	$12,981	$4,393

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

The number of MSU Grants that will ultimately be awarded and will vest at the end of the applicable three-year performance period for each annual plan is based on total shareholder return, which is defined as the change in the Company’s stock price plus dividends paid during the performance period.  The number of shares awarded at the end of the performance period will vary in direct proportion to a target number of shares set at the beginning of the period, up to a maximum of 150% of target, based on the change in the Company’s cumulative total shareholder return over the performance period.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned.  In addition to a service requirement, the vesting of the MSU Grants is also subject to the achievement of a specified level of operating income during the performance period.  If this performance goal is not met, no MSU Grants will be awarded and no compensation expense will be recorded.

The fair value of the MSU Grants is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  This model uses the average prices for the 60-consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period. This model also incorporates the following ranges of assumptions:

•	The expected volatility is a blend of implied volatility based on market-traded options on our stock and historical volatility of our stock over the period commensurate with the three-year performance period.
•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.
•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the three-year performance period.

The following assumptions were used in determining the fair value for the Company’s MSU Grants:

		Year Ended
	August 2, 2013	August 3, 2012	July 29, 2011
Dividend yield range	3.0%	2.2%	1.6%
Expected volatility	27%	45%	43%
Risk-free interest rate	0.3%	0.3%	0.8%

The following table summarizes the shares that have been accrued under the 2011 MSU Grants, 2012 MSU Grants and the 2013 MSU Grants at August 2, 2013:

Shares
2011 MSU Grants	41,963
2012 MSU Grants	56,301
2013 MSU Grants	20,849

Stock Options

Prior to 2012, stock options were granted with an exercise price equal to the market price of the Company’s stock on the grant date; those option awards generally vest at a cumulative rate of 33% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.  No stock options were granted in 2012 or 2013.

The fair value of each option award was estimated on the date of grant using a binomial lattice-based option valuation model, which incorporates ranges of assumptions for inputs as shown in the following table.

Year Ended
July 29, 2011*
Dividend yield range	1.7%
Expected volatility	40%
Risk-free interest rate range	0.3%- 4.6%
Expected term (in years)	6.6 *

*Stock options granted in 2011 were defeased and replaced with MSU Grants (see sub-section above entitled “Performance-Based Market Stock Units”).

A summary of the Company’s stock option activity as of August 2, 2013, and changes during 2013 are presented in the following table:

Fixed Options	Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 3, 2012	403,957	$33.22
Granted	--	--
Exercised	(273,706)	32.66
Forfeited	--	--
Canceled	(29,113)	24.98
Outstanding at August 2, 2013	101,138	$37.12	2.61	$6,455
Exercisable	101,138	$37.12	2.61	$6,455

The following table summarizes the weighted-average grant-date fair values of options granted and the total intrinsic values of options exercised during each of the three years:

	2013	2012	2011
Weighted-average grant-date fair values of options granted	$--	$--	$16.81
Total intrinsic values of options exercised*	10,526	14,859	11,713
*The intrinsic value for stock options is defined as the difference between the current market value and the grant price.
Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2013	2012	2011
Nonvested stock awards	$15,416	$11,440	$6,652
MSU Grants	2,335	1,690	989
Stock options	88	1,290	2,155
Total compensation expense	$17,839	$14,420	$9,796

The following table highlights the total unrecognized compensation expense related to nonvested stock, stock options and MSU Grants and the weighted-average periods over which the expense is expected to be recognized as of August 2, 2013:

	Nonvested Stock	Stock Options	MSU Grants
Total unrecognized compensation	$3,122	$--	$2,216
Weighted-average period in years	2.41	--	1.73

The following table highlights the total income tax benefit recognized in the Consolidated Statements of Income for each of the three years:

	2013	2012	2011
Total income tax benefit	$5,221	$4,254	$2,576

During 2013, cash received from the exercise of share-based compensation awards and the corresponding issuance of 366,603 shares was $6,454.  The excess tax benefit realized upon exercise of share-based compensation awards was $2,332.

12. Shareholder Rights Plan

On April 9, 2012, the Company’s Board of Directors adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 9, 2012 by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agreement”).  Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share.  The dividend was payable on April 20, 2012 to the shareholders of record as of the close of business on April 20, 2012.

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

At August 2, 2013, none of the Rights were exercisable.

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

Expiration

The Rights Agreement will expire on April 9, 2015.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock.  In 2013, 2012 and 2011, the Company matched 25% of employee contributions for each participant in either plan up to a total of 6% of the employee’s compensation.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $25,263 is included in other assets and the related liability to the participants of $25,263 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2013	2012	2011
401(k) Savings Plan	$2,180	$2,026	$1,986
Non-Qualified Savings Plan	241	283	388

14.  Income Taxes

The components of the provision for income taxes for each of the three years were as follows:

	2013	2012	2011
Current:
Federal	$44,853	$34,074	$17,231
State	4,375	7,928	5,577
Deferred:
Federal	(4,365)	886	9,019
State	3,654	319	(1,344)
Total provision for income taxes	$48,517	$43,207	$30,483

A reconciliation of the Company’s provision for income taxes and income taxes based on the statutory U.S. federal rate of 35% was as follows:

	2013	2012	2011
Provision computed at federal statutory income tax rate	$58,024	$51,201	$40,492
State and local income taxes, net of federal benefit	5,698	6,424	3,050
Employer tax credits for FICA taxes paid on employee tip income	(9,635)	(9,114)	(8,351)
Other employer tax credits	(5,927)	(4,938)	(5,098)
Other-net	357	(366)	390
Total provision for income taxes	$48,517	$43,207	$30,483

Significant components of the Company’s net deferred tax liability consisted of the following at:

	August 2, 2013	August 3, 2012
Deferred tax assets:
Compensation and employee benefits	$16,750	$14,803
Deferred rent	13,535	12,162
Accrued liabilities	12,766	12,988
Insurance reserves	12,091	12,308
Inventory	5,669	5,293
Other	4,437	13,609
Deferred tax assets	$65,248	$71,163

Deferred tax liabilities:
Property and equipment	$94,179	$96,783
Inventory	13,700	12,956
Other	9,550	9,402
Deferred tax liabilities	117,429	119,141
Net deferred tax liability	$52,181	$47,978

The Company provided no valuation allowance against deferred tax assets recorded as of August 2, 2013 and August 3, 2012, as the “more-likely-than-not” valuation method determined all deferred assets to be fully realizable in future taxable periods.

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties.  As of August 2, 2013 and August 3, 2012, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $20,972 and $18,098, respectively.  Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	August 2, 2013	August 3, 2012	July 29, 2011
Balance at beginning of year	$18,098	$14,167	$12,965
Tax positions related to the current year:
Additions	3,731	3,326	2,616
Reductions	--	--	--
Tax positions related to the prior year:
Additions	191	2,556	987
Reductions	(280)	(1,043)	(24)
Settlements	--	--	--
Expiration of statute of limitations	(768)	(908)	(2,377)
Balance at end of year	$20,972	$18,098	$14,167

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate.  The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2013	2012	2011
Uncertain tax positions	$13,631	$11,764	$9,209

The Company had $7,869, $6,605 and $5,380 in interest and penalties accrued as of August 2, 2013, August 3, 2012 and July 29, 2011, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $1,264, $1,225 and $878 in its provision for income taxes in August 2, 2013, August 3, 2012 and July 29, 2011, respectively.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at August 2, 2013 by approximately $1,000 to $2,000 within the next twelve months.  At August 2, 2013, the Company was subject to income tax examinations for its U.S. federal income taxes after 2009 and for state and local income taxes generally after 2009.

15.  Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2013	2012	2011
Net income per share numerator	$117,265	$103,081	$85,208

Net income per share denominator:
Basic weighted average shares outstanding	23,708,875	23,067,566	22,998,200
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	239,446	340,560	636,475
Diluted weighted average shares outstanding	23,948,321	23,408,126	23,634,675

16.  Commitments and Contingencies

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of August 2, 2013, the Company had $28,971 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 5).

As of August 2, 2013, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of those guarantees, and therefore, no provision has been recorded in the Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third parties.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded in the Consolidated Balance Sheet.

17. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2013 and 2012 are summarized as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(a)
2013
Total revenue	$627,451	$702,671	$640,407	$674,101
Gross profit	429,593	458,484	438,425	463,444
Income before income taxes	34,596	46,904	33,978	50,304
Net income	23,192	35,168	24,602	34,303
Net income per share – basic	$0.98	$1.48	$1.04	$1.44
Net income per share – diluted	$0.97	$1.47	$1.02	$1.43
2012
Total revenue	$598,437	$673,234	$608,514	$700,010
Gross profit	412,130	437,843	418,899	483,839
Income before income taxes	33,489	36,312	27,935	48,552
Net income	23,802	25,609	18,974	34,696
Net income per share – basic	$1.04	$1.11	$0.82	$1.49
Net income per share – diluted	$1.03	$1.10	$0.81	$1.47
(a) The Company’s fourth quarter of 2012 consisted of 14 weeks.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of August 2, 2013, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended August 2, 2013 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Corporate Governance Guidelines, our Financial Code of Ethics, and our Code of Business Conduct and Ethics, all of which may be viewed on our website.  They set the tone for our organization and include factors such as integrity and ethical values.  Our internal control over financial reporting is supported by formal policies and procedures, which are reviewed, modified and improved as changes occur in business conditions and operations.  Neither our disclosure controls and procedures nor our internal controls, however, can or will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the benefits of controls relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  We have concluded that our internal control over financial reporting was effective as of August 2, 2013, based on these criteria.

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
Lawrence E. Hyatt
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and its subsidiaries (the “Company”) as of August 2, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 2, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended August 2, 2013, and our report dated September 26, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 26, 2013

ITEM 9B. OTHER INFORMATION

Ms. Cochran’s employment agreement was amended and restated effective September 26, 2013. Pursuant to Ms. Cochran’s employment agreement, she will receive an annual base salary of $955,000 and an annual bonus opportunity with a target of 100% of annual base salary. Additionally, with respect to any of the Company’s long-term incentive plans, all grants of which are currently performance-based, Ms. Cochran’s target percentage under such plans will be 340% of annual base salary. Ms. Cochran will be eligible to participate in the benefit programs generally available to senior executive officers of the Company and will be entitled to an annual paid vacation commensurate with the Company’s established vacation policy applicable to senior executive officers of the Company.

Ms. Cochran is also entitled to severance and change in control benefits under the terms of her employment agreement. In the event that Ms. Cochran’s employment is terminated without cause or terminated by Ms. Cochran with good reason, Ms. Cochran will be entitled to receive (i) a lump sum payment of accrued obligations, including, among other things, annual base salary through the date of termination to the extent not previously paid and the pro-rata portion of the amounts payable under any then existing incentive or bonus plan applicable to Ms. Cochran for the portion of the year in which the termination occurs (“accrued obligations”), (ii) one and a half times the sum of (x) current annual base salary and (y) target current year bonus payable in installments ratably over 24 months, and (iii) a continuation of life, medical and disability insurance benefits for 24 months. Additionally, Ms. Cochran’s agreement provides for acceleration of vesting of certain equity awards held by Ms. Cochran at the time of termination without cause or with good reason.

In the event that a change in control of the Company occurs prior to the expiration of the term of Ms. Cochran’s employment agreement, and her employment is terminated without cause or terminated by Ms. Cochran with good reason within 90 days prior to or two years following the change in control, Ms. Cochran will be entitled to receive (i) a lump sum payment of accrued obligations, (ii) a lump sum payment of three times the sum of (x) current annual base salary and (y) target current year bonus, and (iii) a continuation of life, medical and disability insurance benefits for 24 months. Additionally, Ms. Cochran’s agreement provides for acceleration of vesting of certain equity awards held by Ms. Cochran at the time of termination without cause or with good reason in connection with a change in control.

Pursuant to the terms of Ms. Cochran’s employment agreement, if the Company ceases to employ Ms. Cochran in the capacity of Chief Executive Officer at any time following September 26, 2018 (expiration of the term) other than for cause, then the Company will pay Ms. Cochran one and a half times annual base salary in installments ratably over 18 months. The payment of the foregoing severance and change in control benefits, exclusive of certain accrued obligations, is subject to execution by Ms. Cochran of a release of claims against the Company. Ms. Cochran will be subject to noncompetition, nonsolicitation and confidentiality restrictions following the termination of her employment.

In addition, upon the expiration of the term of employment, Ms. Cochran will be subject to the form of Change in Control and Severance Agreement, substantially the same as entered into by the other executive officers of the Company, for a period of two years.

The foregoing description of Ms. Cochran’s employment agreement is qualified in its entirety by reference to its full text, which is filed as Exhibit 10(dd) to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2013 Proxy Statement: “Board of Directors and Committees,” "Proposal 1: Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions— Code of Ethics”.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2013 Proxy Statement:  “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled "Stock Ownership of Certain Beneficial Owners and Management" and “Equity Compensation Plan Information” in the 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2013 Proxy Statement.  No other portion of the section of the 2013 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)            List of documents filed as part of this report:

1.	All financial statements – see Item 8.

2.	All schedules have been omitted since they are either not required or not applicable, or the required information is included.

3.	The exhibits listed in the accompanying Index to Exhibits immediately following the signature page to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of September, 2013.

CRACKER BARREL OLD COUNTRY STORE, INC.

By:	/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 26th day of September, 2013.

Name	Title

/s/Sandra B. Cochran Sandra B. Cochran	President, Chief Executive Officer and Director

/s/Lawrence E. Hyatt Lawrence E. Hyatt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/P. Douglas Couvillion P. Douglas Couvillion	Vice President, Corporate Controller (Principal Accounting Officer)

/s/Thomas H. Barr Thomas H. Barr	Director

/s/James W. Bradford James W. Bradford	Director and Chairman of the Board

/s/Glenn A. Davenport Glenn A. Davenport	Director

/s/Richard J. Dobkin Richard J. Dobkin	Director

/s/Norman E. Johnson Norman E. Johnson	Director

/s/William W. McCarten William W. McCarten	Director

/s/Martha M. Mitchell Martha M. Mitchell	Director

/s/Coleman H. Peterson Coleman H. Peterson	Director

/s/Andrea M. Weiss Andrea M. Weiss	Director

INDEX TO EXHIBITS

Exhibit

3(I), 4(a)	Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (1)

3(II), 4(b)	Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (2)

4(c), 10(a)
Credit Agreement, dated as of July 8, 2011, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Wells Fargo Bank, National Association as Administrative Agent and Collateral Agent (3)

4(d)	Rights Agreement, dated as of April 9, 2012, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (4)

4(e), 10(b)	First Amendment to Credit Agreement, dated as of April 24, 2012 (5)

4(f), 10(c)	Second Amendment to Credit Agreement, dated as of May 31, 2013 (6)

10(d)	CBRL Group, Inc. 2000 Non-Executive Stock Option Plan† (7)

10(e)	Cracker Barrel Old Country Store, Inc. 1989 Stock Option Plan for Non‑Employee Directors† (8)

10(f)	CBRL Group, Inc. Form of Restricted Stock Award Notice† (9)

10(g)	Form of Stock Option Award under the CBRL Group, Inc. 2002 Omnibus Incentive Compensation Plan† (10)

10(h)	Change in Control Agreement with Edward A. Greene, dated June 22, 2006, as amended May 22, 2012† (11)

10(i)	Change in Control Agreement with Douglas E. Barber, dated April 23, 2008, as amended May 22, 2012† (12)

10(j)	Change in Control Agreement with Christopher A. Ciavarra, dated February 1, 2010, as amended May 22, 2012†*

10(k)	Form of Change in Control Agreement with Lawrence E. Hyatt, effective January 3, 2011, as amended May 22, 2012† (13)

10(l)	Form of Change in Control and Severance Agreement between Cracker Barrel Old Country Store, Inc. and certain of its named officers† (14)

10(m)	Schedule identifying material differences among the Change in Control and Severance Agreements† (15)

10(n)
Master Lease, dated July 21, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 21 Cracker Barrel Old Country Store® sites (16)

10(o)	Master Lease, dated July 31, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 9 Cracker Barrel Old Country Store® sites**

10(p)	Master Lease, dated July 31, 2000, between Country Stores Property II, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 23 Cracker Barrel Old Country Store® sites**

10(q)	Master Lease, dated July 31, 2000, between Country Stores Property III, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 12 Cracker Barrel Old Country Store® sites**

10(r)	Cracker Barrel Old Country Store, Inc. Amended and Restated Stock Option Plan (as amended to date)† (17)

10(s)	Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (18)

10(t)	Amendment No. 1 to Retention Agreement with Sandra B. Cochran, dated March 11, 2009, as amended September 12, 2011† (19)

10(u)	Cracker Barrel Old Country Store, Inc. 2002 Omnibus Incentive Compensation Plan (as amended to date)† (20)

10(v)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2011 Long-Term Performance Plan† (21)

10(w)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (22)

10(x)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (23)

10(y)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2012 Long-Term Performance Plan† (24)

10(z)	Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (25)

10(aa)	Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (26)

10(bb)	Amendment to Deferred Compensation Plan†(27)

10(cc)	Executive Employment Agreement with Sandra B. Cochran, dated as of September 12, 2011† (28)

10(dd)	Executive Employment Agreement with Sandra B. Cochran, dated as of September 26, 2013 (filed herewith)†

10(ee)	Executive Employment Agreement with Michael A. Woodhouse, dated as of September 12, 2011† (29)

10(ff)	Amendment to Executive Employment Agreement and Release with Michael A. Woodhouse, dated as of August 6, 2012† (30)

10(gg)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2013 Annual Bonus Plan† (31)

10(hh)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2013 Long-Term Incentive Program† (32)

10(ii)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2014 Annual Bonus Plan† (33)

10(jj)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2014 Long-Term Incentive Program† (34)

10(kk)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (35)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 11, 2011.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 10, 2012.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 26, 2012.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 3, 2013.

(7)	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended August 2, 2002.

(8)	Incorporated by reference to Exhibit 10.4 to the Company’s Post Effective Amendment No. 1 to Form S-8 filed on January 17, 2012.

(9)	Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for fiscal year ended July 29, 2005.

(10)	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for fiscal year ended July 29, 2005.

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2006.

(12)	Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended August 1, 2008.

(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 17, 2010.

(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2012.

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2012.

(16)	Incorporated by reference to Exhibit 10.R to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2000.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 30, 2009.

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2009.

(19)	Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 29, 2010.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended October 29, 2010.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010.

(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010.

(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 2, 2011.

(25)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(26)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(27)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 15, 2011.

(29)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 15, 2011.

(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 6, 2012.

(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 3, 2012.

(32)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 3, 2012.

(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013.

(34)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013.

(35)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013.

*Document not filed because essentially identical in terms and conditions to Exhibit 10(h).
**Document not filed because essentially identical in terms and conditions to Exhibit 10(n).
†Denotes management contract or compensatory plan, contract or arrangement.