Form 10-Q
period 2013-11-01
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2013-11-26
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 1, 2013

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to ___________

Commission file number: 001‑25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62‑0812904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 Hartmann Drive, P.O. Box 787 Lebanon, Tennessee	37088‑0787 (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 444-5533

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

23,811,444 Shares of Common Stock
Outstanding as of November 20, 2013

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended November 1, 2013

Index
PART I –	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	November 1, 2013	August 2, 2013*
Current Assets:
Cash and cash equivalents	$57,542	$121,718
Property held for sale	883	883
Accounts receivable	16,730	15,942
Inventories	173,296	146,687
Prepaid expenses and other current assets	15,913	12,648
Deferred income taxes	4,315	4,316
Total current assets	268,679	302,194
Property and equipment	1,811,359	1,797,823
Less: Accumulated depreciation and amortization of capital leases	785,174	771,454
Property and equipment – net	1,026,185	1,026,369
Other assets	59,719	59,743
Total assets	$1,354,583	$1,388,306
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$93,694	$110,637
Current maturities of long-term debt	6,250	--
Income taxes payable	9,274	5,624
Other current liabilities	189,963	199,806
Total current liabilities	299,181	316,067
Long-term debt	393,750	400,000
Long-term interest rate swap liability	11,298	11,644
Other long-term obligations	117,392	120,073
Deferred income taxes	57,111	56,496

Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,795,590 shares issued and outstanding at November 1, 2013, and 23,795,327 shares issued and outstanding at August 2, 2013	238	237
Additional paid-in capital	34,428	51,728
Accumulated other comprehensive loss	(6,690)	(6,612)
Retained earnings	447,875	438,673
Total shareholders' equity	475,851	484,026
Total liabilities and shareholders' equity	$1,354,583	$1,388,306

See Notes to unaudited Condensed Consolidated Financial Statements.
* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 2, 2013, as filed in the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2013.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	November 1,	November 2,
	2013	2012

Total revenue	$649,141	$627,451

Cost of goods sold	205,929	197,858
Gross profit	443,212	429,593

Labor and other related expenses	236,747	232,739
Other store operating expenses	125,341	115,865
Store operating income	81,124	80,989

General and administrative expenses	36,887	35,681
Operating income	44,237	45,308

Interest expense	4,407	10,712
Income before income taxes	39,830	34,596

Provision for income taxes	12,670	11,404

Net income	$27,160	$23,192

Net income per share:
Basic	$1.14	$0.98
Diluted	$1.14	$0.97

Weighted average shares:
Basic	23,817,436	23,577,574
Diluted	23,925,088	23,787,625

Dividends declared per share	$0.75	$0.50

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended
	November 1,	November 2,
	2013	2012

Net income	$27,160	$23,192

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	(128)	5,501
Income tax (benefit) expense	(50)	2,087
Other comprehensive (loss) income, net of tax	(78)	3,414
Comprehensive income	$27,082	$26,606

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Quarter Ended
	November 1,	November 2,
	2013	2012
Cash flows from operating activities:
Net income	$27,160	$23,192
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,477	15,959
Loss on disposition of property and equipment	877	655
Share-based compensation	2,820	1,869
Excess tax benefit from share-based compensation	(568)	(1,274)
Changes in assets and liabilities:
Inventories	(26,609)	(34,208)
Other current assets	(4,053)	(5,786)
Accounts payable	(16,943)	(2,424)
Other current liabilities	(5,735)	(11,423)
Other long-term assets and liabilities	(2,657)	(188)
Net cash used in operating activities	(9,231)	(13,628)

Cash flows from investing activities:
Purchase of property and equipment	(17,686)	(13,394)
Proceeds from sale of property and equipment	144	6
Proceeds from insurance recoveries of property and equipment	564	84
Net cash used in investing activities	(16,978)	(13,304)

Cash flows from financing activities:
Principal payments under long-term debt and other long-term obligations	(1)	(29)
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(8,214)	2,322
Excess tax benefit from share-based compensation	568	1,274
Purchases and retirement of common stock	(12,473)	--
Dividends on common stock	(17,847)	(9,732)
Net cash used in financing activities	(37,967)	(6,165)

Net decrease in cash and cash equivalents	(64,176)	(33,097)
Cash and cash equivalents, beginning of period	121,718	151,962
Cash and cash equivalents, end of period	$57,542	$118,865

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,135	$218
Income taxes	$7,091	$6,658

Supplemental schedule of non-cash investing and financing activity:
Capital expenditures accrued in accounts payable	$2,577	$1,783
Change in fair value of interest rate swaps	$(128)	$5,501
Change in deferred tax asset for interest rate swaps	$50	$(2,087)
Dividends declared but not yet paid	$17,958	$11,845

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

Cracker Barrel Old Country Store, Inc. and its affiliates (collectively, in these Notes to Condensed Consolidated Financial Statements, the "Company") are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® ("Cracker Barrel") concept.

The condensed consolidated balance sheets at November 1, 2013 and August 2, 2013 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended November 1, 2013 and November 2, 2012 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 2, 2013 (the "2013 Form 10-K").  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2013 Form 10-K.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company's fiscal year unless otherwise noted.

Recent Accounting Pronouncements Adopted

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued accounting guidance which requires companies to disclose information about the nature of their rights of setoff and related arrangements associated with their financial instruments and derivative instruments to enable users of financial statements to understand the effect of those arrangements on their financial position.  Each company is required to provide both net and gross information in the notes to its financial statements for relevant assets and liabilities that are eligible for offset.  In January 2013, the FASB issued additional accounting guidance which limits these disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement.  These disclosure requirements are effective for fiscal years beginning on or after January 1, 2013 on a retrospective basis.  The adoption of these disclosure requirements in the first quarter of 2014 did not have a significant impact on the Company's consolidated financial position or results of operations.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued accounting guidance which requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component.  A company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under GAAP that provide additional detail regarding those amounts.  This accounting guidance is effective for fiscal years beginning after December 15, 2012 on a prospective basis.  Since the guidance only affects presentation and disclosure of amounts reclassified out of accumulated other comprehensive income, the adoption of this guidance in the first quarter of 2014 did not have a significant impact on the Company's consolidated financial position or results of operations.

Index
2.	Fair Value Measurements

The Company's assets and liabilities measured at fair value on a recurring basis at November 1, 2013 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$68	$--	$--	$68
Interest rate swap asset (see Note 5)	---	409	--	409
Deferred compensation plan assets**	25,888	--	--	25,888
Total assets at fair value	$25,956	$409	$--	$26,365

Interest rate swap liability (see Note 5)	$--	$11,298	$--	$11,298
Total liabilities at fair value	$--	$11,298	$--	$11,298

The Company's assets and liabilities measured at fair value on a recurring basis at August 2, 2013 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$57,767	$--	$--	$57,767
Interest rate swap asset (see Note 5)	--	883	--	883
Deferred compensation plan assets**	25,263	--	--	25,263
Total assets at fair value	$83,030	$883	$--	$83,913

Interest rate swap liability (see Note 5)	$--	$11,644	$--	$11,644
Total liabilities at fair value	$--	$11,644	$--	$11,644

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company's non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets.

The Company's money market fund investments and deferred compensation plan assets are measured at fair value using quoted market prices.  The fair values of the Company's interest rate swap assets and liabilities are determined based on the present value of expected future cash flows.  Since the values of the Company's interest rate swaps are based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full terms of the swaps, it is considered a Level 2 input.  Non-performance risk is reflected in determining the fair value of the interest rate swaps by using the Company's credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the terms of the swaps.  Thus, the adjustment for non-performance risk is also considered a Level 2 input.

The fair values of the Company's accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company's variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at November 1, 2013 and August 2, 2013.

Index
3.	Inventories

Inventories were comprised of the following at:

	November 1, 2013	August 2, 2013
Retail	$135,519	$112,736
Restaurant	23,083	20,214
Supplies	14,694	13,737
Total	$173,296	$146,687

4.	Debt

Long‑term debt consisted of the following at:

	November 1, 2013	August 2, 2013
Revolving credit facility expiring on July 8, 2016	$212,500	$212,500
Term loan payable on or before July 8, 2016	187,500	187,500
	400,000	400,000
Current maturities	(6,250)	--
Long-term debt	$393,750	$400,000

The Company's $750,000 credit facility (the "Credit Facility") consists of a term loan and a $500,000 revolving credit facility (the "Revolving Credit Facility").  At November 1, 2013, the Company had $212,500 of outstanding borrowings under the Revolving Credit Facility and $20,637 of standby letters of credit, which reduce the Company's availability under the Revolving Credit Facility (see Note 11).  At November 1, 2013, the Company had $266,863 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company's election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Credit Facility.  As of November 1, 2013, the Company's outstanding borrowings were swapped at a weighted average interest rate of 3.73% (see Note 5 for information on the Company's interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At November 1, 2013, the Company was in compliance with all debt covenants.

The Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase.  Provided there is no default existing and the total of the Company's availability under the Revolving Credit Facility plus the Company's cash and cash equivalents on hand is at least $100,000 (the "liquidity requirements"), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock if the aggregate amount of dividends paid and shares repurchased in any fiscal year is less than the sum of (1) 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the "20% limitation") during the immediately preceding fiscal year and (2) provided the Company's consolidated total leverage ratio is 3.25 to 1.00 or less, $100,000 (less the amount of any share repurchases during the current fiscal year).  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

5.	Derivative Instruments and Hedging Activities

The Company has interest rate risk relative to its outstanding borrowings (see Note 4).  The Company's policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

For each of the Company's interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company's outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company's credit spread.  The Company's weighted average credit spread at November 1, 2013 was 1.50%.  All of the Company's interest rate swaps are accounted for as cash flow hedges.

Index
A summary of the Company's interest rate swaps at November 1, 2013 is as follows:

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

Companies may elect to offset related assets and liabilities and report the net amount on their financial statements if the right of setoff exists.  Under a master netting agreement, the Company has the legal right to offset the amounts owed to the Company against amounts owed by the Company under a derivative instrument that exists between the Company and a counterparty.  When the Company is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty, its credit risk exposure is based on the net exposure under the master netting agreement.  If, on a net basis, the Company owes the counterparty, the Company regards its credit exposure to the counterparty as being zero.

The estimated fair values of the Company's derivative instruments as of November 1, 2013 and August 2, 2013 were as follows:

(See Note 2)	Balance Sheet Location	November 1, 2013	August 2, 2013
Interest rate swaps	Other assets	$409	$883
Interest rate swaps	Long-term interest rate swap liability	$11,298	$11,644

The following table summarizes the offsetting of the Company's derivative assets in the Condensed Consolidated Balance Sheets at November 1, 2013 and August 2, 2013:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	November 1, 2013	August 2, 2013	November 1, 2013	August 2, 2013	November 1, 2013	August 2, 2013
Interest rate swaps	$677	$1,159	$(268)	$(276)	$409	$883

The following table summarizes the offsetting of the Company's derivative liabilities in the Condensed Consolidated Balance Sheets at November 1, 2013 and August 2, 2013:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	November 1, 2013	August 2, 2013	November 1, 2013	August 2, 2013	November 1, 2013	August 2, 2013
Interest rate swaps	$12,137	$13,120	$(839)	$(1,476)	$11,298	$11,644

Index
The estimated fair value of the Company's interest rate swap assets and liabilities incorporate the Company's non-performance risk (see Note 2).  The adjustment related to the Company's non-performance risk at November 1, 2013 and August 2, 2013 resulted in reductions of $84 and $123, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss ("AOCL"), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of November 1, 2013, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $5,998.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company's derivative instruments on AOCL for the quarter ended November 1, 2013 and the year ended August 2, 2013:

	Amount of (Loss) Income Recognized in AOCL on Derivatives (Effective Portion)
	Quarter Ended	Year Ended
	November 1, 2013	August 2, 2013
Cash flow hedges:
Interest rate swaps	$(128)	$23,620

The following table summarizes the pre-tax effects of the Company's derivative instruments on income for the quarters ended November 1, 2013 and November 2, 2012:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended
		November 1, 2013	November 2, 2012
Cash flow hedges:
Interest rate swaps	Interest expense	$2,041	$--

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the quarters ended November 1, 2013 and November 2, 2012.

6.	Shareholders' Equity

During the quarter ended November 1, 2013, the Company issued 120,263 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net reduction to shareholders' equity of $8,214.  During the quarter ended November 1, 2013, the Company repurchased 120,000 shares of its common stock in the open market at an aggregate cost of $12,473.

During the quarter ended November 1, 2013, the Company paid dividends of $0.75 per share of its common stock.  In addition, the Company declared a regular dividend of $0.75 per share of its common stock that was paid on November 5, 2013 to shareholders of record on October 18, 2013.

During the quarter ended November 1, 2013, the unrealized loss, net of tax, on the Company's interest rate swaps increased by $78 to $6,690 and is recorded in AOCL (see Notes 2 and 5).

The following table summarizes the changes in AOCL, net of tax, related to the Company's interest rate swaps for the quarter ended November 1, 2013:

Changes in AOCL
AOCL balance at August 2, 2013	$(6,612)
Other comprehensive income before reclassifications	1,176
Amounts reclassified from AOCL	(1,254)
Other comprehensive loss, net of tax	(78)
AOCL balance at November 1, 2013	$(6,690)

Index
The following table summarizes the amounts reclassified out of AOCL related to the Company's interest rate swaps for the quarter ended November 1, 2013:
Details about AOCL	Amount Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(2,041)	Interest expense
Tax benefit	787	Provision for income taxes
	$(1,254)	Net of tax

During the quarter ended November 1, 2013, total share-based compensation expense was $2,820.  The excess tax benefit realized upon exercise of share-based compensation awards was $568.

7.	Seasonality

Historically, the net income of the Company has been lower in the first and third quarters and higher in the second and fourth quarters.  Management attributes these variations to the Christmas holiday shopping season and the summer vacation and travel season.  The Company's retail sales, which are made substantially to the Company's restaurant customers, historically have been highest in the Company's second quarter, which includes the Christmas holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been higher during the summer months, thereby contributing to higher profits in the Company's fourth quarter.  The Company generally opens additional new locations throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

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

	Quarter Ended
	November 1, 2013	November 2, 2012
Revenue:
Restaurant	$521,947	$504,314
Retail	127,194	123,137
Total revenue	$649,141	$627,451

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following at:

	Quarter Ended
	November 1, 2013	November 2, 2012
Nonvested stock awards	$2,510	$1,167
Performance-based market stock units ("MSU Grants")	310	614
Stock options	--	88
	$2,820	$1,869

Index
10.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to stock options, nonvested stock awards and MSU Grants issued by the Company are calculated using the treasury stock method.  The Company's outstanding stock options, nonvested stock awards and MSU Grants issued by the Company represent the only dilutive effects on diluted consolidated net income per share.

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	November 1, 2013	November 2, 2012
Net income per share numerator	$27,160	$23,192

Net income per share denominator:
Weighted average shares	23,817,436	23,577,574
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	107,652	210,051
Diluted weighted average shares	23,925,088	23,787,625

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

Related to its workers' compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of November 1, 2013, the Company had $20,637 of standby letters of credit related to securing reserved claims under workers' compensation insurance.  All standby letters of credit are renewable annually and reduce the Company's borrowing availability under its Revolving Credit Facility (see Note 4).

At November 1, 2013, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of those guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third parties.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  At November 1, 2013, the Company recorded a liability of $400 in the Condensed Consolidated Balance Sheet related to legal costs.  The Company believes that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no additional liability has been recorded in the Condensed Consolidated Balance Sheets.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the "Company," "our" or "we") are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® ("Cracker Barrel") concept.  At November 1, 2013, we operated 625 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2013 (the "2013 Form 10-K").  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "trends," "assumptions," "target," "guidance," "outlook," "opportunity," "future," "plans," "goals," "objectives," "expectations," "near-term," "long-term," "projection," "may," "will," "would," "could," "expect," "intend," "estimate," "anticipate," "believe," "potential," "should," "projects," "forecasts" or "continue"  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2013 Form 10-K, which is incorporated herein by this reference, as well as the factors described under "Critical Accounting Estimates" on pages 20-24 of this report or, from time to time, in our filings with the Securities and Exchange Commission ("SEC"), press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this report because the statements speak only as of the report's date.  Except as may be required by law, we have no obligation, and do not intend, to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any future public disclosures that we may make on related subjects in reports that we file with or furnish to the SEC or in our other public disclosures.

Index
Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to leverage that strength in 2014 to grow guest traffic, sales and profits.

Our five priorities for 2014 are to:

•	Focus on our menu, continuing to incorporate better-for-you menu additions and reinforce everyday value;

•	Continue messaging in support of the brand, menu and merchandise;

•	Drive retail sales with improved quality and breadth of our merchandise assortment;

•	Apply technology and process enhancements to improve the employee experience, the guest experience and operating margins; and

•	Continue our focus on increasing total shareholder returns.

We believe that our results for the first quarter of 2014 reflect our initial success in implementing these priorities.  We achieved positive comparable restaurant sales and retail sales for the eighth consecutive quarter, and our comparable store traffic and restaurant sales outperformed the Knapp-Track™ Casual Dining Index for the eighth consecutive quarter.  During the first quarter of 2014, we introduced a new menu category, Wholesome Fixin's®, which focuses on healthier items that provide flavorful and fresh meals with under 600 calories.  Additionally, we continued our "Handcrafted by Cracker Barrel" advertising campaign with national television during the first quarter of 2014 to support the Wholesome Fixin's launch.

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter ended November 1, 2013 as compared to the same period in the prior year:

	Quarter Ended
	November 1,	November 2,
	2013	2012
Total revenue	100.0%	100.0%
Cost of goods sold	31.7	31.5
Gross profit	68.3	68.5
Labor and other related expenses	36.5	37.1
Other store operating expenses	19.3	18.5
Store operating income	12.5	12.9
General and administrative expenses	5.7	5.7
Operating income	6.8	7.2
Interest expense	0.7	1.7
Income before income taxes	6.1	5.5
Provision for income taxes	1.9	1.8
Net income	4.2%	3.7%

The following table sets forth the number of stores in operation at the beginning and end of the quarters ended November 1, 2013 and November 2, 2012, respectively:

	Quarter Ended
	November 1,	November 2,
	2013	2012
Open at beginning of period	624	616
Opened during period	1	4
Open at the end of period	625	620

Total Revenue

Total revenue for the first quarter of 2014 increased 3.5% compared to the same period in the prior year.

Index
The following table highlights the key components of revenue for the first quarter of 2014 as compared to the same period in the prior year:

	Quarter Ended
	November 1, 2013	November 2, 2012
Revenue in dollars:
Restaurant	$521,947	$504,314
Retail	127,194	123,137
Total revenue	$649,141	$627,451
Total revenue by percentage relationships:
Restaurant	80.4%	80.4%
Retail	19.6%	19.6%
Average unit volumes(1):
Restaurant	$836.1	$815.1
Retail	203.7	199.1
Total revenue	$1,039.8	$1,014.2
Comparable store sales increase:
Restaurant	2.8%	3.3%
Retail	2.5%	1.6%
Restaurant and retail	2.7%	2.9%

 (1)Average unit volumes include sales of all stores.

For the first quarter of 2014, our comparable store restaurant sales increase consisted of a 2.9% average check increase for the quarter (including a 2.5% average menu price increase) and a 0.1% guest traffic decrease.  The Company believes that the 16-day partial shutdown of the federal government in October had a negative impact on comparable store traffic and sales of between 0.2% and 0.3% for the quarter.

For the first quarter of 2014, our comparable store retail sales increase resulted primarily from strong performance in certain retail merchandise categories partially offset by the decrease in guest traffic.  Restaurant and retail sales from newly opened stores accounted for the balance of the total revenue increase in the first quarter of 2014 as compared to the same period in the prior year.

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts and percentages for the first quarter of 2014 as compared to the same period in the prior year:

	Quarter Ended
	November 1, 2013	November 2, 2012
Cost of Goods Sold in dollars:
Restaurant	$142,596	$135,183
Retail	63,333	62,675
Total Cost of Goods Sold	$205,929	$197,858
Cost of Goods Sold by percentage of revenue:
Restaurant	27.3%	26.8%
Retail	49.8%	50.9%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first quarter of 2014 as compared to the same period in the prior year was primarily the result of food commodity inflation and a shift to higher cost menu items partially offset by our menu price increase referenced above and a reduction in food waste.  Higher cost menu items accounted for a 0.3% increase in restaurant cost of goods sold as a percentage of restaurant revenue, while the reduction in food waste accounted for an offsetting 0.1% decrease in restaurant cost of goods sold as a percentage of restaurant revenue.  Commodity inflation was 4.0% in the first quarter of 2014. We presently expect the rate of commodity inflation to be approximately 2% for 2014.

Index
The decrease in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2014 as compared to the prior year quarter resulted primarily from lower freight and markdowns.

First Quarter (Decrease) as a Percentage of Retail Revenue
Freight	(0.5%)
Markdowns	(0.5%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 36.5% in the first quarter of 2014 as compared to 37.1% in the first quarter of 2013.  This percentage change resulted from the following:

First Quarter (Decrease) as a Percentage of Total Revenue
Store hourly labor	(0.4%)
Employee health care expenses	(0.1%)
Pre-opening labor expense	(0.1%)

The decrease in store hourly labor costs as a percentage of total revenue for the first quarter of 2014 as compared to the same period in the prior year resulted from menu price increases being higher than wage inflation, and improved productivity.

The fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.  The decrease in our employee health care expenses in the first quarter of 2014 as compared to the same period in the prior year resulted primarily from our recording a receivable for reimbursement of certain health care premiums.

The decrease in pre-opening labor expense as a percentage of total revenue for the first quarter of 2014 as compared to the same period in the prior year resulted from fewer new store openings.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our store manager conference.

Other store operating expenses as a percentage of total revenue increased to 19.3% in the first quarter of 2014 as compared to 18.5% in the first quarter of 2013.  This percentage change resulted primarily from the following:

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Advertising expense	0.5%
Store manager conference expense	0.4%
Maintenance expense	0.2%
General insurance expense	(0.2%)

The increase in advertising expense as a percentage of total revenue for the first quarter of 2014 as compared to the same period in the prior year resulted primarily from higher media spending in support of our Wholesome Fixin's program launch during the first quarter of 2014. While advertising expense as a percentage of total revenue was higher in the first quarter of 2014 as compared to the first quarter of 2013, we expect our advertising expense for 2014 to be approximately the same percentage of total revenue as in 2013.

Index
In the first quarter of 2014, we held a manager conference which was attended by our store operations management team.  The last such conference was held during the first quarter of 2012.

The increase in maintenance expense as a percentage of total revenue for the first quarter of 2014 as compared to the same period in the prior year resulted primarily from expenses associated with the inspection, preventative maintenance and related repair of certain building components and kitchen equipment and higher lighting costs.

The decrease in general insurance expense as a percentage of total revenue for the first quarter of 2014 as compared to the same period in the prior year resulted primarily from favorable claims experience based on our quarterly actuarial update.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue remained flat at 5.7% in the first quarter of 2014 as compared to the first quarter of 2013 as a result of the following offsetting variances.

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Incentive compensation	0.2%
Severance expense	(0.2)%

Higher incentive compensation in the first quarter as compared to the same period in the prior year resulted primarily from better performance against financial objectives and an increase in the price of our common stock in 2014 as compared to the prior year.

In the first quarters of 2014 and 2013, we incurred proxy contest expenses of $2,824 and $2,901, respectively.

Interest Expense

Interest expense for the first quarter of 2014 was $4,407 as compared to $10,712 in the first quarter of 2013.  The decrease resulted from lower debt outstanding and lower interest rates because of a reduction in our credit spread and expiration of our seven-year interest rate swap on May 3, 2013, which had a fixed interest rate of 5.57% plus our credit spread.  We presently expect interest expense for 2014 to be approximately $16,000 to 18,000.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the "effective tax rate") was 31.8% and 33.0%, respectively, in the first quarters of 2014 and 2013.  The decrease in the effective tax rate from the first quarter of 2013 as compared to the first quarter of 2014 resulted primarily from the reinstatement of the Work Opportunity Tax Credit in January 2013.  We presently expect our effective tax rate for 2014 to be between 31% and 32%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $500,000 revolving credit facility (the "Revolving Credit Facility").  Our internally generated cash, along with cash on hand at August 2, 2013, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first quarter of 2014.

We believe that cash on hand at November 1, 2013, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility will be sufficient to finance our continuing operations, our continuing expansion plans, our share repurchase plans and our expected dividend payments for at least the next twelve months.

Index
Cash Used in Operations

Our operating activities used net cash of $9,231 for the first quarter of 2014, as compared to $13,628 net cash used during the first quarter of 2013.  This change primarily reflected the change in retail inventories, lower annual and long-term incentive bonus payments made in the current year as a result of the prior year's performance and higher net income partially offset by the timing of payments for interest and accounts payable.

Borrowing Capacity and Debt Covenants

Our $750,000 credit facility (the "Credit Facility") consists of a term loan (aggregate outstanding at November 1, 2013 was $187,500) and our Revolving Credit Facility.  At November 1, 2013, we had $212,500 of outstanding borrowings under the Revolving Credit Facility and we had $20,637 of standby letters of credit related to securing reserved claims under workers' compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At November 1, 2013, we had $266,863 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with the Credit Facility's financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries were $17,122 for the first quarter of 2014 as compared to $13,310 for the same period in the prior year.  Our capital expenditures consisted primarily of capital expenditures for maintenance programs and costs of new store locations.  The increase in capital expenditures in the first quarter of 2014 as compared to the prior year is primarily the result of higher maintenance capital expenditures.  We estimate that our capital expenditures during 2014 will be between $90,000 and $100,000.  This estimate includes the acquisition of sites and construction costs of approximately seven or eight new stores that have opened or are expected to open during 2014, as well as for acquisition and construction costs for store locations to be opened in 2015.  In 2014, we also expect to increase capital expenditures for maintenance programs, technology and operations improvements.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

Dividends, Share Repurchases and Share-Based Compensation Awards

Our Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  Provided there is no default existing and the total of our availability under the Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the "liquidity requirements"), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock if the aggregate amount of dividends paid and shares repurchased during any fiscal year is less than the sum of (1) 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the "20% limitation") during the immediately preceding fiscal year and (2) provided our consolidated total leverage ratio is 3.25 to 1.00 or less, $100,000 (less the amount of any share repurchases during the current fiscal year).  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

During the first quarter of 2014, we paid a dividend of $0.75 per share.  During the first quarter of 2014, we declared a dividend of $0.75 per share that was paid on November 5, 2013 to shareholders of record on October 18, 2013.

We have been authorized by our Board of Directors to repurchase shares at management's discretion up to $50,000 during 2014.  During the first quarter of 2014, we repurchased 120,000 shares of our common stock in the open market at an aggregate cost of $12,473.

Index
During the quarter ended November 1, 2013, we issued 120,263 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net use of cash of $8,214.

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

We had negative working capital of $30,502 at November 1, 2013 versus negative working capital of $13,873 at August 2, 2013.  This decrease in working capital from August 2, 2013 primarily reflects a decrease in cash partially offset by higher retail inventories which reflect our normal seasonal build of retail inventory to support our expected holiday sales, a reduction in accounts payable due to the timing of payments and lower incentive compensation accruals resulting from the payment of annual bonuses and certain long-term incentive bonuses in the first quarter of 2014.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to the sub-section entitled "Off-Balance Sheet Arrangements" under the section entitled "Liquidity and Capital Resources" presented in the MD&A of our 2013 Form 10-K for additional information regarding our operating leases.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2013.  Refer to the sub-section entitled "Material Commitments" under the section entitled "Liquidity and Capital Resources" presented in the MD&A of our 2013 Form 10-K for additional information regarding our material commitments.

Recent Accounting Pronouncements Adopted

See Note 1 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting guidance adopted.  None of the accounting guidance discussed in Note 1 had a significant impact on our consolidated financial position or results of operations.

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

Index
Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2013 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

We have not made any material changes in our methodology for assessing impairments during the first quarter of 2014, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

Insurance Reserves

We self-insure a significant portion of our expected workers' compensation and general liability insurance programs.  We purchase insurance for individual workers' compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.

We record a reserve for workers' compensation and general liability for all unresolved claims and for an estimate of incurred but not reported ("IBNR") claims.  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses in the lower end of that range and discount them to present value using a risk-free interest rate based on projected timing of payments.

Index
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

Our accounting policies regarding workers' compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first quarter of 2014 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Retail Inventory Valuation

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory method ("RIM").  Under RIM, the valuation of our retail inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of our inventories.  Inherent in the RIM calculation are certain significant management judgments and estimates, including initial markons, markups, markdowns and shrinkage, which may significantly impact the gross margin calculation as well as the ending inventory valuation.

Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgments regarding inventory aging and future promotional activities.  Cost of goods sold includes an estimate of shrinkage that is adjusted upon physical inventory counts.  Annual physical inventory counts are conducted throughout the third and fourth quarters based upon a cyclical inventory schedule.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories' results on a store-by-store basis.

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first quarter of 2014 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

We file our income tax returns many months after our year end.  These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, an unsuccessful legal proceeding or a settlement could result in material adjustments to our Consolidated Financial Statements and our consolidated financial position (see Note 15 to our Consolidated Financial Statements contained in the 2013 Form 10-K for additional information).

Index
Share-Based Compensation

Our share-based compensation consists of nonvested stock awards, performance-based market stock units ("MSU Grants") and stock options.  Share-based compensation expense is recognized based on the grant date fair value and the achievement of performance conditions for certain awards.  We recognize share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award's vesting period, or the date on which retirement is achieved, if shorter.

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

Generally, the fair value of each nonvested stock award that does not accrue dividends is equal to the market price of our common stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.  Other nonvested stock awards accrue dividends and their fair value is equal to the market price of our stock at the date of grant.

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

Index
The fair value of our stock options was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates several key assumptions, including expected volatility, risk-free rate of return, expected dividend yield and the option's expected life.  Additionally, we use historical data to estimate option exercise and employee termination, and these assumptions are updated annually.  The expected volatility, option exercise and termination assumptions involve management's best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  No stock options were granted in 2012, 2013 or in the first quarter of 2014.

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first quarter of 2014 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Index
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2013 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since August 2, 2013.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of November 1, 2013, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended November 1, 2013 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

On January 31, 2013, Kraft Foods Group Brands, LLC ("Kraft") filed suit against the Company and the Company's wholly owned subsidiary CBOCS Properties, Inc. ("CBOCS") in the Northern District of Illinois, Eastern Division (the "District Court"), in the case styled Kraft Foods Group Brands, LLC v. Cracker Barrel Old Country Store, Inc., CBOCS Properties, Inc., et al., seeking declaratory and injunctive relief. Kraft's complaint alleges that Kraft markets cheese in grocery stores under the trademark CRACKER BARREL. Citing the Company's announcement of a multiyear licensing agreement with John Morrell Food Group ("JMFG"), Kraft is seeking a declaratory judgment based upon the allegation that CBOCS's use and/or licensing use of CRACKER BARREL OLD COUNTRY STORE (the "CBOCS Mark") in connection with goods sold in retail food channels is likely to cause confusion among consumers regarding the source or sponsorship of those products; and that CBOCS's use or licensing of the CBOCS Mark constitutes unfair competition under federal and Illinois law. In July 2013, the District Court granted Kraft's motion for preliminary injunction and prohibited the use of the CBOCS Mark in connection with prospective sales or distribution of branded food products in certain retail locations. The District Court did not restrict use of the CBOCS Mark in distribution channels in which the Company has sold and promoted products previously. The Company and CBOCS disagree with and appealed the District Court's ruling. The U.S. Court of Appeals for the Seventh Circuit issued its ruling on November 14, 2013, affirming the District Court's order of preliminary injunction.  A Stipulation Regarding Product Launch between Kraft, JMFG, CBOCS and the Company ("Stipulation") was executed on September 19, 2013, under which marketing of products by the Company under the CB Old Country Store™ mark was approved, with certain restrictions, by Kraft. Pursuant to the provisions of the Stipulation, CB Old Country Store™ products are now being distributed by JMFG in select retail markets.

In addition to the matter described above, the Company and its subsidiaries are party to various other legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these other proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our 2013 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company's common stock made during the quarter ended November 1, 2013 by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
8/3/13 – 8/30/13	--	--	--	Indeterminate (2)
8/31/13 – 9/27/13	10,000	$103.15	10,000	Indeterminate (2)
9/28/13 – 11/1/13	110,000	$104.02	110,000	Indeterminate (2)
Total for the quarter	120,000	$103.95	120,000	Indeterminate (2)

Index
(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.
(2)	Subject to a maximum amount of $50,000 and the limits imposed by our Credit Facility, we have been authorized by our Board of Directors, on September 25, 2013, to repurchase shares during 2014. See Note 7 to our Consolidated Financial Statements contained in the 2013 Form 10-K.

ITEM 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date:	November 26, 2013	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date:	November 26, 2013	By:	/s/P. Douglas Couvillion
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