Form 10-Q
period 2014-01-31
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2014-02-25
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________ to _____________

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

23,820,077 Shares of Common Stock
Outstanding as of February 18, 2014

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended January 31, 2014

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	January 31, 2014	August 2, 2013*
Current Assets:
Cash and cash equivalents	$91,353	$121,718
Property held for sale	--	883
Accounts receivable	18,206	15,942
Income taxes receivable	4,100	--
Inventories	148,073	146,687
Prepaid expenses and other current assets	13,881	12,648
Deferred income taxes	4,316	4,316
Total current assets	279,929	302,194
Property and equipment	1,828,181	1,797,823
Less: Accumulated depreciation and amortization of capital leases	798,734	771,454
Property and equipment – net	1,029,447	1,026,369
Other assets	60,764	59,743
Total assets	$1,370,140	$1,388,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$82,202	$110,637
Current maturities of long-term debt	12,500	--
Income taxes payable	--	5,624
Deferred revenue	69,458	44,098
Other current liabilities	133,212	155,708
Total current liabilities	297,372	316,067
Long-term debt	387,500	400,000
Long-term interest rate swap liability	9,761	11,644
Other long-term obligations	121,228	120,073
Deferred income taxes	57,098	56,496

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,820,077 shares issued and outstanding at January 31, 2014, and 23,795,327 shares issued and outstanding at August 2, 2013	238	237
Additional paid-in capital	35,658	51,728
Accumulated other comprehensive loss	(5,765)	(6,612)
Retained earnings	467,050	438,673
Total shareholders’ equity	497,181	484,026
Total liabilities and shareholders’ equity	$1,370,140	$1,388,306

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 2, 2013, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2013.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 31,	February 1,	January 31,	February 1,
	2014	2013	2014	2013

Total revenue	$698,491	$702,671	$1,347,632	$1,330,122

Cost of goods sold	243,015	244,187	448,944	442,045
Gross profit	455,476	458,484	898,688	888,077

Labor and other related expenses	238,742	244,871	475,489	477,610
Other store operating expenses	128,100	122,586	253,441	238,451
Store operating income	88,634	91,027	169,758	172,016

General and administrative expenses	29,928	33,830	66,815	69,511
Operating income	58,706	57,197	102,943	102,505

Interest expense	4,471	10,293	8,878	21,005
Income before income taxes	54,235	46,904	94,065	81,500

Provision for income taxes	17,180	11,736	29,850	23,140

Net income	$37,055	$35,168	$64,215	$58,360

Net income per share:
Basic	$1.56	$1.48	$2.70	$2.47
Diluted	$1.55	$1.47	$2.68	$2.45

Weighted average shares:
Basic	23,812,777	23,711,235	23,815,107	23,644,405
Diluted	23,970,611	23,945,236	23,947,850	23,866,431

Dividends declared per share	$0.75	$0.50	$1.50	$1.00

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	January 31,	February 1,	January 31,	February 1,
	2014	2013	2014	2013

Net income	$37,055	$35,168	$64,215	$58,360

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	1,505	7,010	1,377	12,511
Income tax expense	580	2,703	530	4,790
Other comprehensive income, net of tax	925	4,307	847	7,721
Comprehensive income	$37,980	$39,475	$65,062	$66,081

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 31,	February 1,
	2014	2013
Cash flows from operating activities:
Net income	$64,215	$58,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,301	32,357
Loss on disposition of property and equipment	2,089	1,465
Share-based compensation	4,246	5,409
Excess tax benefit from share-based compensation	(604)	(1,289)
Changes in assets and liabilities:
Inventories	(1,386)	3,700
Other current assets	(6,993)	(6,553)
Accounts payable	(28,435)	(16,162)
Other current liabilities	(2,843)	2,731
Other long-term assets and liabilities	(685)	962
Net cash provided by operating activities	62,905	80,980
Cash flows from investing activities:
Purchase of property and equipment	(39,315)	(29,749)
Proceeds from sale of property and equipment	1,268	333
Proceeds from insurance recoveries of property and equipment	847	420
Net cash used in investing activities	(37,200)	(28,996)
Cash flows from financing activities:
Principal payments under long-term debt and other long-term obligations	(1)	(58)
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(8,446)	2,622
Excess tax benefit from share-based compensation	604	1,289
Purchases and retirement of common stock	(12,473)	--
Dividends on common stock	(35,754)	(21,651)
Net cash used in financing activities	(56,070)	(17,798)

Net (decrease) increase in cash and cash equivalents	(30,365)	34,186
Cash and cash equivalents, beginning of period	121,718	151,962
Cash and cash equivalents, end of period	$91,353	$186,148

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,109	$10,520
Income taxes	$36,724	$25,268

Supplemental schedule of non-cash investing and financing activity:
Capital expenditures accrued in accounts payable	$3,222	$1,929
Change in fair value of interest rate swaps	$1,377	$12,511
Change in deferred tax asset for interest rate swaps	$(530)	$(4,790)
Dividends declared but not yet paid	$17,931	$11,864

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

The condensed consolidated balance sheets at January 31, 2014 and August 2, 2013 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and six months ended January 31, 2014 and February 1, 2013 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 2, 2013 (the “2013 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2013 Form 10-K.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

Recent Accounting Pronouncements Adopted

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued accounting guidance which requires companies to disclose information about the nature of their rights of setoff and related arrangements associated with their financial instruments and derivative instruments to enable users of financial statements to understand the effect of those arrangements on their financial position.  Each company is required to provide both net and gross information in the notes to its financial statements for relevant assets and liabilities that are eligible for offset.  In January 2013, the FASB issued additional accounting guidance which limits these disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement.  These disclosure requirements are effective for fiscal years beginning on or after January 1, 2013 on a retrospective basis.  The adoption of these disclosure requirements in the first quarter of 2014 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued accounting guidance which requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component.  A company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under GAAP that provide additional detail regarding those amounts.  This accounting guidance is effective for fiscal years beginning after December 15, 2012 on a prospective basis.  Since the guidance only affects presentation and disclosure of amounts reclassified out of accumulated other comprehensive income, the adoption of this guidance in the first quarter of 2014 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Index
2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at January 31, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$16,968	$--	$--	$16,968
Interest rate swap asset (see Note 5)	--	377	--	377
Deferred compensation plan assets**	27,052	--	--	27,052
Total assets at fair value	$44,020	$377	$--	$44,397

Interest rate swap liability (see Note 5)	$--	$9,761	$--	$9,761
Total liabilities at fair value	$--	$9,761	$--	$9,761

The Company’s assets and liabilities measured at fair value on a recurring basis at August 2, 2013 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$57,767	$--	$--	$57,767
Interest rate swap asset (see Note 5)	--	883	--	883
Deferred compensation plan assets**	25,263	--	--	25,263
Total assets at fair value	$83,030	$883	$--	$83,913

Interest rate swap liability (see Note 5)	$--	$11,644	$--	$11,644
Total liabilities at fair value	$--	$11,644	$--	$11,644

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets.

The Company’s money market fund investments and deferred compensation plan assets are measured at fair value using quoted market prices.  The fair values of the Company’s interest rate swap assets and liabilities are determined based on the present value of expected future cash flows.  Since the values of the Company’s interest rate swaps are based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full terms of the swaps, it is considered a Level 2 input.  Non-performance risk is reflected in determining the fair value of the interest rate swaps by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the terms of the swaps.  Thus, the adjustment for non-performance risk is also considered a Level 2 input.

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 31, 2014 and August 2, 2013.

Index
3.	Inventories

Inventories were comprised of the following at:

	January 31, 2014	August 2, 2013
Retail	$110,938	$112,736
Restaurant	22,231	20,214
Supplies	14,904	13,737
Total	$148,073	$146,687

4.	Debt

Long‑term debt consisted of the following at:

	January 31, 2014	August 2, 2013
Revolving credit facility expiring on July 8, 2016	$212,500	$212,500
Term loan payable on or before July 8, 2016	187,500	187,500
	400,000	400,000
Current maturities	(12,500)	--
Long-term debt	$387,500	$400,000

The Company’s $750,000 credit facility (the “Credit Facility”) consists of a term loan and a $500,000 revolving credit facility (the “Revolving Credit Facility”).  At January 31, 2014, the Company had $212,500 of outstanding borrowings under the Revolving Credit Facility and $20,637 of standby letters of credit, which reduce the Company’s availability under the Revolving Credit Facility (see Note 11).  At January 31, 2014, the Company had $266,863 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Credit Facility.  As of January 31, 2014, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.73% (see Note 5 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At January 31, 2014, the Company was in compliance with all debt covenants.

The Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase.  Provided there is no default existing and the total of the Company’s availability under the Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “liquidity requirements”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock if the aggregate amount of dividends paid and shares repurchased in any fiscal year is less than the sum of (1) 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year and (2) provided the Company’s consolidated total leverage ratio is 3.25 to 1.00 or less, $100,000 (less the amount of any share repurchases during the current fiscal year).  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

5.	Derivative Instruments and Hedging Activities

The Company has interest rate risk relative to its outstanding borrowings (see Note 4).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s weighted average credit spread at January 31, 2014 was 1.50%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

Index
A summary of the Company’s interest rate swaps at January 31, 2014 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of January 31, 2014 and August 2, 2013 were as follows:

(See Note 2)	Balance Sheet Location	January 31, 2014	August 2, 2013
Interest rate swaps	Other assets	$377	$883
Interest rate swaps	Long-term interest rate swap liability	$9,761	$11,644

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at January 31, 2014 and August 2, 2013:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	January 31, 2014	August 2, 2013	January 31, 2014	August 2, 2013	January 31, 2014	August 2, 2013
Interest rate swaps	$611	$1,159	$(234)	$(276)	$377	$883

The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at January 31, 2014 and August 2, 2013:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	January 31, 2014	August 2, 2013	January 31, 2014	August 2, 2013	January 31, 2014	August 2, 2013
Interest rate swaps	$10,537	$13,120	$(776)	$(1,476)	$9,761	$11,644

The estimated fair value of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at January 31, 2014 and August 2, 2013 resulted in reductions of $23 and $123, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of January 31, 2014, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $6,009.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

Index
The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the six months ended January 31, 2014 and the year ended August 2, 2013:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Six Months Ended	Year Ended
	January 31, 2014	August 2, 2013
Cash flow hedges:
Interest rate swaps	$1,377	$23,620

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and six-month periods ended January 31, 2014 and February 1, 2013:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		January 31, 2014	February 1, 2013	January 31, 2014	February 1, 2013
Cash flow hedges:
Interest rate swaps	Interest expense	$1,984	$7,030	$4,026	$7,030

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the six-month periods ended January 31, 2014 and February 1, 2013.

6.	Shareholders’ Equity

During the six months ended January 31, 2014, the Company issued 144,750 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net reduction to shareholders’ equity of $8,446.  During the six months ended January 31, 2014, the Company repurchased 120,000 shares of its common stock in the open market at an aggregate cost of $12,473.

During the six months ended January 31, 2014, total share-based compensation expense was $4,246.  The excess tax benefit realized upon exercise of share-based compensation awards was $604.

During the six months ended January 31, 2014, the Company paid dividends of $1.50 per share of its common stock.  In addition, the Company declared a regular dividend of $0.75 per share of its common stock that was paid on February 5, 2014 to shareholders of record on January 17, 2014.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the six months ended January 31, 2014 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at August 2, 2013	$(6,612)
Other comprehensive income before reclassifications	3,320
Amounts reclassified from AOCL	(2,473)
Other comprehensive income, net of tax	847
AOCL balance at January 31, 2014	$(5,765)

Index
The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and six month-period ended January 31, 2014:

	Amount Reclassified from AOCL		Affected Line Item in the
	Quarter Ended	Six Months Ended	Condensed Consolidated
Details about AOCL	January 31, 2014	January 31, 2014	Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(1,984)	$(4,026)	Interest expense
Tax benefit	765	1,553	Provision for income taxes
	$(1,219)	$(2,473)	Net of tax

7.	Seasonality

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

	Quarter Ended		Six Months Ended
	January 31, 2014	February 1, 2013	January 31, 2014	February 1, 2013
Revenue:
Restaurant	$528,391	$528,155	$1,050,338	$1,032,469
Retail	170,100	174,516	297,294	297,653
Total revenue	$698,491	$702,671	$1,347,632	$1,330,122

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following at:

	Quarter Ended		Six Months Ended
	January 31, 2014	February 1, 2013	January 31, 2014	February 1, 2013
Nonvested stock awards	$832	$2,997	$3,342	$4,164
Performance-based market stock units (“MSU Grants”)	594	543	904	1,157
Stock options	--	--	--	88
	$1,426	$3,540	$4,246	$5,409

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 31, 2014	February 1, 2013	January 31, 2014	February 1, 2013
Net income per share numerator	$37,055	$35,168	$64,215	$58,360

Net income per share denominator:
Weighted average shares	23,812,777	23,711,235	23,815,107	23,644,405
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	157,834	234,001	132,743	222,026
Diluted weighted average shares	23,970,611	23,945,236	23,947,850	23,866,431

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of January 31, 2014, the Company had $20,637 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At January 31, 2014, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of those guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third parties.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  At January 31, 2014, the Company recorded a liability of $354 in the Condensed Consolidated Balance Sheet related to legal costs.  The Company believes that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no additional liability has been recorded in the Condensed Consolidated Balance Sheets.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At January 31, 2014, we operated 625 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2013 (the “2013 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future, are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by those statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2013 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 22-25 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to leverage that strength in 2014 to grow guest sales and profits.

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

We have maintained our focus on the execution of these priorities.  In the second quarter of 2014, we introduced several new promotional menu items and continued our messaging to support the brand through the national television, local radio and digital channels.  We also outperformed traffic and sales of our peers in the Knapp-Track™ Casual Dining Index for the ninth consecutive quarter, despite a challenging consumer environment and severe winter weather, which negatively impacted our store traffic and sales.  Despite these challenges, we were able to control costs and improve our operating margins.

Results of Operations

The following table highlights operating results by percentage relationships to total revenue for the quarter and six-month period ended January 31, 2014 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 31,	February 1,	January 31,	February 1,
	2014	2013	2014	2013
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.8	34.8	33.3	33.2
Gross profit	65.2	65.2	66.7	66.8
Labor and other related expenses	34.2	34.8	35.3	35.9
Other store operating expenses	18.3	17.4	18.8	18.0
Store operating income	12.7	13.0	12.6	12.9
General and administrative expenses	4.3	4.9	5.0	5.2
Operating income	8.4	8.1	7.6	7.7
Interest expense	0.6	1.4	0.6	1.6
Income before income taxes	7.8	6.7	7.0	6.1
Provision for income taxes	2.5	1.7	2.2	1.7
Net income	5.3%	5.0%	4.8%	4.4%

The following table sets forth the number of stores in operation at the beginning and end of the quarters and six-month periods ended January 31, 2014 and February 1, 2013, respectively:

	Quarter Ended		Six Months Ended
	January 31,	February 1,	January 31,	February 1,
	2014	2013	2014	2013
Open at beginning of period	625	620	624	616
Opened during period	--	1	1	5
Open at the end of period	625	621	625	621

Index
Total Revenue

Total revenue for the second quarter of 2014 decreased 0.6% compared to the second quarter of 2013.  Total revenue for the first six months of 2014 increased 1.3% compared to the first six months of 2013.

The following table highlights the key components of revenue for the quarter and six-month period ended January 31, 2014 as compared to the quarter and six-month period ended February 1, 2013:

	Quarter Ended		Six Months Ended
	January 31, 2014	February 1, 2013	January 31, 2014	February 1, 2013
Revenue in dollars:
Restaurant	$528,391	$528,155	$1,050,338	$1,032,469
Retail	170,100	174,516	297,294	297,653
Total revenue	$698,491	$702,671	$1,347,632	$1,330,122
Total revenue by percentage relationships:
Restaurant	75.6%	75.2%	77.9%	77.6%
Retail	24.4%	24.8%	22.1%	22.4%
Average unit volumes(1):
Restaurant	$845.4	$850.5	$1,681.5	$1,665.7
Retail	272.2	281.0	475.9	480.2
Total revenue	$1,117.6	$1,131.5	$2,157.4	$2,145.9
Comparable store sales (decrease) increase:
Restaurant	(0.6%)	3.3%	1.0%	3.3%
Retail	(3.0%)	3.1%	(0.7%)	2.5%
Restaurant and retail	(1.2%)	3.2%	0.7%	3.1%

(1)Average unit volumes include sales of all stores.

For the second quarter of 2014, our comparable store restaurant sales decrease consisted of a 2.9% guest traffic decrease partially offset by a 2.3% average check increase for the quarter (including a 1.8% average menu price increase).  For the second quarter of 2014, our comparable store retail sales decrease resulted primarily from the decrease in guest traffic.  We believe that severe winter weather had a negative impact on comparable store traffic and restaurant and retail sales of approximately 2.5% for the second quarter of 2014.

For the first six months of 2014, our comparable store restaurant sales increase consisted of a 2.6% average check increase for the six months (including a 2.1% average menu price increase) partially offset by a 1.6% guest traffic decrease.  For the first six months of 2014, our comparable store retail sales decrease resulted primarily from the decrease in guest traffic.  We believe that severe winter weather had a negative impact on comparable store traffic and restaurant and retail sales of approximately 1.2% for the first six months of 2014. Restaurant and retail sales from newly opened stores accounted for the balance of the total revenue increase in the first six months of 2014 as compared to the same period in the prior year.

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts and percentages for the second quarter and first six months of 2014 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 31, 2014	February 1, 2013	January 31, 2014	February 1, 2013
Cost of Goods Sold in dollars:
Restaurant	$148,382	$146,338	$290,978	$281,521
Retail	94,633	97,849	157,966	160,524
Total Cost of Goods Sold	$243,015	$244,187	$448,944	$442,045
Cost of Goods Sold by percentage of revenue:
Restaurant	28.1%	27.7%	27.7%	27.3%
Retail	55.6%	56.1%	53.1%	53.9%

Index
The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the second quarter of 2014 as compared to the second quarter of 2013 was primarily the result of food commodity inflation, a shift to higher cost menu items and higher food waste partially offset by our menu price increase referenced above.  Higher cost menu items and higher food waste each accounted for increases of 0.2% in restaurant cost of goods sold as a percentage of restaurant revenue.  We believe that the increase in food waste resulted from the severe winter weather, which increased the difficulty for our store managers in accurately forecasting food production requirements.  Commodity inflation was 1.7% in the second quarter of 2014.

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first six months of 2014 as compared to the first six months of 2013 was primarily the result of food commodity inflation and a shift to higher cost menu items partially offset by our menu price increase referenced above.  Higher cost menu items accounted for a 0.3% increase in restaurant cost of goods sold as a percentage of restaurant revenue.  Commodity inflation was 2.8% in the first six months of 2014.

We presently expect the rate of commodity inflation to be approximately 2% for 2014.

The decrease in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2014 as compared to the prior year quarter resulted primarily from higher initial margin and lower shrinkage, freight and damages and vendor allowances partially offset by higher markdowns.

Second Quarter (Decrease) Increase as a Percentage of Retail Revenue
Higher initial margin	(0.4%)
Retail inventory shrinkage	(0.3%)
Freight	(0.2%)
Damages and vendor allowances	(0.2%)
Markdowns	0.8%

The decrease in retail cost of goods sold as a percentage of retail revenue in the first six months of 2014 as compared to the first six months of 2013 resulted from lower freight and shrinkage.

Six Month Period (Decrease) as a Percentage of Retail Revenue
Freight	(0.3%)
Retail inventory shrinkage	(0.3%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 34.2% in the second quarter of 2014 as compared to 34.8% in the second quarter of 2013.  This percentage change resulted primarily from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Store incentive compensation expense	(0.5%)
Employee health care expenses	(0.4%)
Store management compensation	0.2%

Index
Labor and related expenses as a percentage of total revenue decreased to 35.3% in the first six months of 2014 as compared to 35.9% in the first six months of 2013.  This percentage change resulted from the following:

Six Month Period (Decrease) Increase as a Percentage of Total Revenue
Employee health care expenses	(0.3%)
Store incentive compensation expense	(0.3%)
Store hourly labor	(0.1%)
Store management compensation	0.1%

The decreases in store incentive compensation expense as a percentage of total revenue for the second quarter and first six months of 2014 as compared to the same periods in the prior year reflected lower performance against financial objectives in 2014 as compared to the prior year.

Through December 31, 2013, a significant portion of our health insurance program was self-insured.  Effective January 1, 2014, with the exception of our prescription drug program, our health insurance is fully insured.  The fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.  The decrease in our employee health care expenses in the second quarter and first six months of 2014 as compared to the same periods in the prior year resulted primarily from our recording receivables of approximately $800 in the first quarter of 2014 and $3,400 in the second quarter of 2014 for reimbursement of certain health care premiums related to the plan year ending December 31, 2013.

The increases in store management compensation expense for the second quarter and first six months of 2014 as compared to the same periods in the prior year resulted primarily from higher staffing levels.

The decrease in store hourly costs as a percentage of total revenue for the first six months of 2014 as compared to the first six months of 2013 resulted from menu price increases being higher than wage inflation and improved productivity.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our store manager conference.

Other store operating expenses as a percentage of total revenue increased to 18.3% in the second quarter of 2014 as compared to 17.4% in the second quarter of 2013.  This percentage change resulted primarily from the following:

Second Quarter Increase as a Percentage of Total Revenue
Utilities expense	0.2%
Advertising expense	0.2%
Supplies expense	0.2%

Other store operating expenses as a percentage of total revenue increased to 18.8% in the first six months of 2014 as compared to 18.0% in the first six months of 2013.  This percentage change resulted primarily from the following:

Six Month Period Increase as a Percentage of Total Revenue
Advertising expense	0.3%
Store manager conference expense	0.2%
Maintenance expense	0.1%
Utilities	0.1%

Index
The increases in utilities expense as a percentage of total revenue for the second quarter and first six months of 2014 as compared to the same periods in the prior year resulted primarily from higher heating costs due to the unseasonably cold weather experienced at many of our store locations in 2014.

The increases in advertising expense as a percentage of total revenue for the second quarter and first six months of 2014 as compared to the same periods in the prior year resulted primarily from higher media spending. We expect our advertising expense for 2014 to be approximately the same percentage of total revenue as in 2013.

The increase in supplies expense as a percentage of total revenue for the second quarter of 2014 as compared to the same period in the prior year resulted primarily from increases in to-go packaging and smallwares partially offset by a decline in paper costs.

The increase in maintenance expense as a percentage of total revenue for the first six months of 2014 as compared to the same period in the prior year resulted primarily from expenses associated with the inspection, preventative maintenance and related repair of certain building components and kitchen equipment and higher lighting costs.

In the first quarter of 2014, we held a manager conference which was attended by our store operations management team.  The last such conference was held during the first quarter of 2012.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 4.3% in the second quarter of 2014 as compared to 4.9% in the second quarter of 2013.  This percentage change resulted primarily from lower incentive compensation expense.

General and administrative expenses as a percentage of total revenue decreased to 5.0% in the first six months of 2014 as compared to 5.2% in the first six months of 2013.  This percentage change resulted primarily from the following:

Second Quarter (Decrease) as a Percentage of Total Revenue
Incentive compensation	(0.2)%
Severance expense	(0.1)%

Lower incentive compensation in the second quarter and first six months of 2014 as compared to the same periods in the prior year resulted primarily from lower performance against financial objectives as compared to the prior year and a decrease in the price of our common stock in 2014.

In the first six months of 2014 and 2013, we incurred proxy contest expenses of $3,200 and $4,111, respectively.  We currently expect to incur additional proxy contest expenses of approximately $1,000 to $1,500 in the third quarter of 2014 related to the special shareholders meeting which is planned to be held in April 2014.

Interest Expense

Interest expense for the second quarter of 2014 was $4,471 as compared to $10,293 in the second quarter of 2013.  Interest expense for the first six months of 2014 was $8,878 as compared to $21,005 in the first six months of 2013.  Both decreases resulted from lower debt outstanding and lower interest rates because of a reduction in our credit spread and expiration of our seven-year interest rate swap on May 3, 2013, which had a fixed interest rate of 5.57% plus our credit spread.  We presently expect interest expense for 2014 to be approximately $16,000 to $18,000.

Index
Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 31.7% and 25.0%, respectively, in the second quarters of 2014 and 2013.  The effective tax rate was 31.7% and 28.4%, respectively, in the first six months of 2014 and 2013.  The increases in the effective tax rate from the second quarter and first six months of 2013 to the second quarter and first six months of 2014 resulted primarily from the retroactive extension and subsequent expiration of the Work Opportunity Tax Credit.  We presently expect our effective tax rate for 2014 to be between 31% and 32%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $500,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at August 2, 2013, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first six months of 2014.

We believe that cash on hand at January 31, 2014, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility will be sufficient to finance our continuing operations, our continuing expansion plans, our share repurchase plans and our expected dividend payments for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $62,905 for the first six months of 2014, which represented a decrease from the $80,980 net cash provided during the first six months of 2013.  This decrease primarily reflected the timing of payments for accounts payable and interest.

Borrowing Capacity and Debt Covenants

Our $750,000 credit facility (the “Credit Facility”) consists of a term loan (aggregate outstanding at January 31, 2014 was $187,500) and our Revolving Credit Facility.  At January 31, 2014, we had $212,500 of outstanding borrowings under the Revolving Credit Facility and we had $20,637 of standby letters of credit related to securing reserved claims under workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At January 31, 2014, we had $266,863 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with the Credit Facility’s financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $38,468 for the first six months of 2014 as compared to $29,329 for the same period in the prior year.  Our capital expenditures consisted primarily of capital expenditures for maintenance programs and costs of new store locations.  The increase in capital expenditures in the first six months of 2014 as compared to the prior year is primarily the result of higher maintenance capital expenditures and an increase in the number of new locations acquired and under construction.  We estimate that our capital expenditures during 2014 will be between $90,000 and $100,000.  This estimate includes the acquisition of sites and construction costs of approximately seven new stores that have opened or are expected to open during 2014, as well as for acquisition and construction costs for store locations to be opened in 2015.  In 2014, we also expect to increase capital expenditures for maintenance programs, technology and operations improvements.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

Index
Dividends, Share Repurchases and Share-Based Compensation Awards

Our Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  Provided there is no default existing and the total of our availability under the Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “liquidity requirements”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock if the aggregate amount of dividends paid and shares repurchased during any fiscal year is less than the sum of (1) 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year and (2) provided our consolidated total leverage ratio is 3.25 to 1.00 or less, $100,000 (less the amount of any share repurchases during the current fiscal year).  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

During the first six months of 2014, we paid dividends of $1.50 per share.  During the second quarter of 2014, we declared a dividend of $0.75 per share that was paid on February 5, 2014 to shareholders of record on January 17, 2014.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $50,000 during 2014.  During the first six months of 2014, we repurchased 120,000 shares of our common stock in the open market at an aggregate cost of $12,473.

During the first six months of 2014, we issued 144,750 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net use of cash of $8,446.

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

We had negative working capital of $17,443 at January 31, 2014 versus negative working capital of $13,873 at August 2, 2013.  The change in working capital from August 2, 2013 primarily reflects a decrease in cash and an increase in the sales of our gift cards partially offset by lower incentive compensation accruals resulting from the payment of annual bonuses and certain long-term incentive bonuses in the first quarter of 2014 and the timing of payments for accounts payable and income taxes.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2013 Form 10-K for additional information regarding our operating leases.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2013.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2013 Form 10-K for additional information regarding our material commitments.

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2014, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Through December 31, 2013, a significant portion of our health insurance program was self-insured.  Benefits for any individual (employee or dependents) in the self-insured group health program were limited.  We recorded a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  Claims paid subsequent to December 31, 2013 will be fully offset by this liability.  Effective January 1, 2014, with the exception of prescription drugs, our health insurance is fully insured.  The fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.  Additionally, we record a liability for unpaid prescription drug claims based on historical experience.

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first six months of 2014 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2014 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

The fair value of our stock options was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates several key assumptions, including expected volatility, risk-free rate of return, expected dividend yield and the option’s expected life.  Additionally, we use historical data to estimate option exercise and employee termination, and these assumptions are updated annually.  The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  No stock options were granted in 2012, 2013 or in the first six months of 2014.

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first six months of 2014 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Index
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2013 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since August 2, 2013.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 31, 2014, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 31, 2014 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended November 1, 2013 is incorporated in this item of this Quarterly Report on Form 10-Q by this reference.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2013 Form 10-K.

ITEM 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 25, 2014	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date: February 25, 2014	By:	/s/P. Douglas Couvillion
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