Form 10-Q
period 2014-05-02
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2014-05-28
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 2, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________ to _____________

Commission file number: 001‑25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62‑0812904 (I.R.S. Employer Identification Number)

305 Hartmann Drive Lebanon, Tennessee (Address of principal executive offices)	37087-4779 (Zip code)

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

23,820,500 Shares of Common Stock
Outstanding as of May 20, 2014

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended May 2, 2014

Index
PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)
ASSETS	May 2, 2014	August 2, 2013*
Current Assets:
Cash and cash equivalents	$88,239	$121,718
Property held for sale	--	883
Accounts receivable	16,402	15,942
Income taxes receivable	3,570	--
Inventories	147,378	146,687
Prepaid expenses and other current assets	13,148	12,648
Deferred income taxes	4,339	4,316
Total current assets	273,076	302,194
Property and equipment	1,847,067	1,797,823
Less: Accumulated depreciation and amortization of capital leases	812,233	771,454
Property and equipment – net	1,034,834	1,026,369
Other assets	60,625	59,743
Total assets	$1,368,535	$1,388,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$71,971	$110,637
Current maturities of long-term debt	18,750	--
Income taxes payable	--	5,624
Dividend payable	41,686	17,847
Other current liabilities	179,588	181,959
Total current liabilities	311,995	316,067
Long-term debt	381,250	400,000
Long-term interest rate swap liability	7,908	11,644
Other long-term obligations	122,223	120,073
Deferred income taxes	57,956	56,496

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,820,500 shares issued and outstanding at May 2, 2014, and 23,795,327 shares issued and outstanding at August 2, 2013	238	237
Additional paid-in capital	37,568	51,728
Accumulated other comprehensive loss	(4,547)	(6,612)
Retained earnings	453,944	438,673
Total shareholders’ equity	487,203	484,026
Total liabilities and shareholders’ equity	$1,368,535	$1,388,306

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 2, 2013, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2013.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 2,	May 3,	May 2,	May 3,
	2014	2013	2014	2013

Total revenue	$643,298	$640,407	$1,990,930	$1,970,529

Cost of goods sold	201,507	201,982	650,451	644,027
Gross profit	441,791	438,425	1,340,479	1,326,502

Labor and other related expenses	242,977	241,864	718,466	719,474
Other store operating expenses	121,060	116,408	374,501	354,859
Store operating income	77,754	80,153	247,512	252,169

General and administrative expenses	32,541	35,981	99,356	105,492
Operating income	45,213	44,172	148,156	146,677

Interest expense	4,327	10,194	13,205	31,199
Income before income taxes	40,886	33,978	134,951	115,478

Provision for income taxes	12,158	9,376	42,008	32,516

Net income	$28,728	$24,602	$92,943	$82,962

Net income per share:
Basic	$1.21	$1.04	$3.90	$3.50
Diluted	$1.20	$1.02	$3.88	$3.47

Weighted average shares:
Basic	23,820,309	23,760,589	23,816,841	23,683,133
Diluted	23,978,474	24,006,821	23,958,058	23,913,226

Dividends declared per share	$1.75	$0.50	$3.25	$1.50

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Nine Months Ended
	May 2,	May 3,	May 2,	May 3,
	2014	2013	2014	2013

Net income	$28,728	$24,602	$92,943	$82,962

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	1,984	4,982	3,361	17,493
Income tax expense	766	1,921	1,296	6,711
Other comprehensive income, net of tax	1,218	3,061	2,065	10,782
Comprehensive income	$29,946	$27,663	$95,008	$93,744

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	May 2,	May 3,
	2014	2013
Cash flows from operating activities:
Net income	$92,943	$82,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,601	49,000
Loss on disposition of property and equipment	3,159	2,324
Share-based compensation	6,132	10,996
Excess tax benefit from share-based compensation	(612)	(1,961)
Changes in assets and liabilities:
Inventories	(691)	9,136
Other current assets	(3,918)	(3,882)
Accounts payable	(38,666)	(28,539)
Other current liabilities	(8,208)	(16,550)
Other long-term assets and liabilities	457	3,213
Net cash provided by operating activities	101,197	106,699

Cash flows from investing activities:
Purchase of property and equipment	(63,195)	(46,178)
Proceeds from sale of property and equipment	1,572	550
Proceeds from insurance recoveries of property and equipment	858	440
Net cash used in investing activities	(60,765)	(45,188)

Cash flows from financing activities:
Principal payments under long-term debt and other long-term obligations	(1)	(125,087)
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(8,430)	5,195
Excess tax benefit from share-based compensation	612	1,961
Purchases and retirement of common stock	(12,473)	(3,570)
Dividends on common stock	(53,619)	(33,515)
Net cash used in financing activities	(73,911)	(155,016)

Net decrease in cash and cash equivalents	(33,479)	(93,505)
Cash and cash equivalents, beginning of period	121,718	151,962
Cash and cash equivalents, end of period	$88,239	$58,457

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,950	$29,670
Income taxes	$48,675	$35,659

Supplemental schedule of non-cash investing and financing activity:
Capital expenditures accrued in accounts payable	$4,985	$3,892
Change in fair value of interest rate swaps	$3,361	$17,493
Change in deferred tax asset for interest rate swaps	$(1,296)	$(6,711)
Dividends declared but not yet paid	$41,900	$11,886

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

The condensed consolidated balance sheets at May 2, 2014 and August 2, 2013 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and nine months ended May 2, 2014 and May 3, 2013, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements Adopted

Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which requires companies to disclose information about the nature of their rights of setoff and related arrangements associated with their financial instruments and derivative instruments to enable users of financial statements to understand the effect of those arrangements on their financial position.  Each company is required to provide both net and gross information in the notes to its financial statements for relevant assets and liabilities that are eligible for offset.  In January 2013, the FASB issued additional accounting guidance which limits these disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement.  These disclosure requirements are effective for fiscal years beginning on or after January 1, 2013 on a retrospective basis.  The adoption of these disclosure requirements in the first quarter of 2014 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

Index
Recent Accounting Pronouncements Not Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued accounting guidance which changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition.  This accounting guidance is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years on a prospective basis.  The Company is currently evaluating the impact of adopting this accounting guidance, but it is not expected to have a significant impact on the Company’s consolidated financial position or results of operations upon adoption in the first quarter of 2016.

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at May 2, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$9,168	$--	$--	$9,168
Interest rate swap asset (see Note 5)	--	508	--	508
Deferred compensation plan assets**	26,949	--	--	26,949
Total assets at fair value	$36,117	$508	$--	$36,625

Interest rate swap liability (see Note 5)	$--	$7,908	$--	$7,908
Total liabilities at fair value	$--	$7,908	$--	$7,908

The Company’s assets and liabilities measured at fair value on a recurring basis at August 2, 2013 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$57,767	$--	$--	$57,767
Interest rate swap asset (see Note 5)	--	883	--	883
Deferred compensation plan assets**	25,263	--	--	25,263
Total assets at fair value	$83,030	$883	$--	$83,913

Interest rate swap liability (see Note 5)	$--	$11,644	$--	$11,644
Total liabilities at fair value	$--	$11,644	$--	$11,644

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

Index
The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at May 2, 2014 and August 2, 2013.

3.	Inventories

Inventories were comprised of the following at:
	May 2, 2014	August 2, 2013
Retail	$110,499	$112,736
Restaurant	21,687	20,214
Supplies	15,192	13,737
Total	$147,378	$146,687

4.	Debt

Long‑term debt consisted of the following at:
	May 2, 2014	August 2, 2013
Revolving credit facility expiring on July 8, 2016	$212,500	$212,500
Term loan payable on or before July 8, 2016	187,500	187,500
	400,000	400,000
Current maturities	(18,750)	--
Long-term debt	$381,250	$400,000

The Company’s $750,000 credit facility (the “Credit Facility”) consists of a term loan and a $500,000 revolving credit facility (the “Revolving Credit Facility”).  At May 2, 2014, the Company had $212,500 of outstanding borrowings under the Revolving Credit Facility and $20,637 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 11).  At May 2, 2014, the Company had $266,863 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Credit Facility.  As of May 2, 2014, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.73% (see Note 5 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At May 2, 2014, the Company was in compliance with all debt covenants.

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

Index
For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s weighted average credit spread at May 2, 2014 was 1.50%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at May 2, 2014 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of May 2, 2014 and August 2, 2013 were as follows:

(See Note 2)	Balance Sheet Location	May 2, 2014	August 2, 2013
Interest rate swaps	Other assets	$508	$883
Interest rate swaps	Long-term interest rate swap liability	$7,908	$11,644

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at May 2, 2014 and August 2, 2013:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	May 2, 2014	August 2, 2013	May 2, 2014	August 2, 2013	May 2, 2014	August 2, 2013
Interest rate swaps	$708	$1,159	$(200)	$(276)	$508	$883

The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at May 2, 2014 and August 2, 2013:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	May 2, 2014	August 2, 2013	May 2, 2014	August 2, 2013	May 2, 2014	August 2, 2013
Interest rate swaps	$8,839	$13,120	$(931)	$(1,476)	$7,908	$11,644

Index
The estimated fair value of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at May 2, 2014 and August 2, 2013 resulted in reductions of $21 and $123, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of May 2, 2014, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $6,109.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the nine months ended May 2, 2014 and the year ended August 2, 2013:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Nine Months Ended	Year Ended
	May 2, 2014	August 2, 2013
Cash flow hedges:
Interest rate swaps	$3,361	$23,620

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and nine-month periods ended May 2, 2014 and May 3, 2013:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		May 2, 2014	May 3, 2013	May 2, 2014	May 3, 2013
Cash flow hedges:
Interest rate swaps	Interest expense	$2,007	$13,743	$6,033	$20,773

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the nine-month periods ended May 2, 2014 and May 3, 2013.

6.	Shareholders’ Equity

During the nine months ended May 2, 2014, the Company issued 145,173 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net reduction to shareholders’ equity of $8,430.  During the nine months ended May 2, 2014, the Company repurchased 120,000 shares of its common stock in the open market at an aggregate cost of $12,473.

During the nine months ended May 2, 2014, total share-based compensation expense was $6,132.  The excess tax benefit realized upon exercise of share-based compensation awards was $612.

During the nine months ended May 2, 2014, the Company paid dividends of $2.25 per share of its common stock.  During the third quarter of 2014, the Company declared a regular dividend of $0.75 per share of its common stock that was paid on May 5, 2014 to shareholders of record on April 18, 2014. Additionally, during the third quarter of 2014, the Company declared a regular dividend of $1.00 per share of its common stock payable on August 5, 2014 to shareholders of record on July 18, 2014.

Index
The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the nine months ended May 2, 2014 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at August 2, 2013	$(6,612)
Other comprehensive income before reclassifications	5,772
Amounts reclassified from AOCL	(3,707)
Other comprehensive income, net of tax	2,065
AOCL balance at May 2, 2014	$(4,547)

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and nine-month period ended May 2, 2014:

	Amount Reclassified from AOCL		Affected Line Item in the
	Quarter Ended	Nine Months Ended	Condensed Consolidated
Details about AOCL	May 2, 2014	May 2, 2014	Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(2,007)	$(6,033)	Interest expense
Tax benefit	774	2,326	Provision for income taxes
	$(1,233)	$(3,707)	Net of tax

7.	Seasonality

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

	Quarter Ended		Nine Months Ended
	May 2, 2014	May 3, 2013	May 2, 2014	May 3, 2013
Revenue:
Restaurant	$523,557	$522,642	$1,573,895	$1,555,111
Retail	119,741	117,765	417,035	415,418
Total revenue	$643,298	$640,407	$1,990,930	$1,970,529

Index
9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following at:

	Quarter Ended		Nine Months Ended
	May 2, 2014	May 3, 2013	May 2, 2014	May 3, 2013
Nonvested stock awards	$1,269	$5,074	$4,611	$9,238
Performance-based market stock units (“MSU Grants”)	617	513	1,521	1,670
Stock options	--	--	--	88
	$1,886	$5,587	$6,132	$10,996

10.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to stock options, nonvested stock awards and MSU Grants issued by the Company are calculated using the treasury stock method.  The outstanding stock options, nonvested stock awards and MSU Grants issued by the Company represent the only dilutive effects on diluted consolidated net income per share.

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	May 2, 2014	May 3, 2013	May 2, 2014	May 3, 2013
Net income per share numerator	$28,728	$24,602	$92,943	$82,962

Net income per share denominator:
Weighted average shares	23,820,309	23,760,589	23,816,841	23,683,133
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	158,165	246,232	141,217	230,093
Diluted weighted average shares	23,978,474	24,006,821	23,958,058	23,913,226

11.            Commitments and Contingencies

In April 2014, the Company was served with a claim filed as a collective action alleging violations of the Fair Labor Standards Act.  The Company believes this claim is without merit and intends to vigorously defend this lawsuit.  This claim was recently served on the Company and the proceedings remain in the early stages.  At this time, the Company cannot reasonably estimate the likely results of the lawsuit or the economic effects of the litigation on the Company, though an adverse outcome could be material to the Company’s results of operations or financial position.  See “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for further information related to this claim.

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Index
Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of May 2, 2014, the Company had $20,637 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At May 2, 2014, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of those guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligors under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  At May 2, 2014, the Company recorded a liability of $313 in the Condensed Consolidated Balance Sheet related to legal costs.  The Company believes that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no additional liability has been recorded in the Condensed Consolidated Balance Sheets.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At May 2, 2014, we operated 627 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

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

Readers are cautioned not to place undue reliance on forward-looking statements made in this report because the statements speak only as of the report’s date.  Except as may be required by law, we have no obligation or intention to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any future public disclosures that we may make on related subjects in reports that we file with or furnish to the SEC or in our other public disclosures.

Index
Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength in 2014 to grow guest sales and profits.  Our long-term strategy includes the following:

•	Enhancing the core business by increasing our brand’s relevance to customers in order to drive guest traffic and sales in both restaurant and retail, implementing geographic pricing tiers to optimize average check and re-engineering store processes to increase operating margins.

•	Expanding the footprint through continued use of our proven site selection tools, introducing a new and more efficient building and equipment prototype and the selective entry into new markets.

•	Extending the brand by building on the initial success of our licensing business, leveraging our brand strengths into a new fast casual concept and growing our retail business into an omni-channel business.

Our five priorities for 2014 are to:

•	Focus on our menu, continuing to incorporate better-for-you menu additions and reinforce everyday value;

•	Continue messaging in support of the brand, menu and merchandise;

•	Drive retail sales with improved quality and breadth of our merchandise assortment;

•	Apply technology and process enhancements to improve the employee experience, the guest experience and operating margins; and

•	Continue our focus on increasing total shareholder returns.

We have maintained our focus on the execution of these priorities.  In the third quarter of 2014, we introduced several new promotional menu items and continued developing messaging and technology infrastructure to support the brand through digital channels.  We also outperformed traffic and sales of our peers in the Knapp-Track™ Casual Dining Index for the tenth consecutive quarter.  This outperformance was achieved against the backdrop of a challenging consumer environment, increasingly promotional competitors and severe winter weather, all of which we believe negatively impacted our store traffic and sales.  Despite these challenges, we were able to improve our operating margins.   Additionally, during the third quarter of 2014, our Board approved a quarterly dividend increase of 33% to $1.00 per share.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and nine-month period ended May 2, 2014 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 2,	May 3,	May 2,	May 3,
	2014	2013	2014	2013
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	31.3	31.5	32.7	32.7
Gross profit	68.7	68.5	67.3	67.3
Labor and other related expenses	37.8	37.8	36.1	36.5
Other store operating expenses	18.8	18.2	18.8	18.0
Store operating income	12.1	12.5	12.4	12.8
General and administrative expenses	5.1	5.6	5.0	5.4
Operating income	7.0	6.9	7.4	7.4
Interest expense	0.6	1.6	0.6	1.5
Income before income taxes	6.4	5.3	6.8	5.9
Provision for income taxes	1.9	1.5	2.1	1.7
Net income	4.5%	3.8%	4.7%	4.2%

Index
The following table sets forth the number of stores in operation at the beginning and end of the quarters and nine-month periods ended May 2, 2014 and May 3, 2013, respectively:

	Quarter Ended		Nine Months Ended
	May 2,	May 3,	May 2,	May 3,
	2014	2013	2014	2013
Open at beginning of period	625	621	624	616
Opened during period	2	1	3	6
Open at the end of period	627	622	627	622

Total Revenue

Total revenue for the third quarter of 2014 increased 0.5% compared to the third quarter of 2013.  Total revenue for the first nine months of 2014 increased 1.0% compared to the first nine months of 2013.

The following table highlights the key components of revenue for the quarter and nine-month period ended May 2, 2014 as compared to the quarter and nine-month period ended May 3, 2013:

	Quarter Ended		Nine Months Ended
	May 2, 2014	May 3, 2013	May 2, 2014	May 3, 2013
Revenue in dollars:
Restaurant	$523,557	$522,642	$1,573,895	$1,555,111
Retail	119,741	117,765	417,035	415,418
Total revenue	$643,298	$640,407	$1,990,930	$1,970,529
Total revenue by percentage relationships:
Restaurant	81.4%	81.6%	79.1%	78.9%
Retail	18.6%	18.4%	20.9%	21.1%
Average unit volumes(1):
Restaurant	$836.5	$840.8	$2,517.9	$2,506.5
Retail	191.3	189.4	667.2	669.5
Total revenue	$1,027.8	$1,030.2	$3,185.1	$3,176.0
Comparable store sales (decrease) increase:
Restaurant	(0.6%)	3.1%	0.5%	3.2%
Retail	0.9%	5.5%	(0.2%)	3.4%
Restaurant and retail	(0.3%)	3.5%	0.3%	3.3%

(1)Average unit volumes include sales of all stores.

For the third quarter of 2014, our comparable store restaurant sales decrease consisted of a 2.9% guest traffic decrease partially offset by a 2.3% average check increase for the quarter (including a 1.8% average menu price increase).  For the third quarter, our comparable store retail sales increase resulted primarily from strong performance in certain retail merchandise categories partially offset by the decrease in guest traffic. We believe that a continued challenging consumer environment, winter weather and an increasingly promotional competitive landscape reduced our guest traffic and comparable restaurant and retail sales during the third quarter of 2014.

For the first nine months of 2014, our comparable store restaurant sales increase consisted of a 2.5% average check increase for the nine months (including a 2.0% average menu price increase) partially offset by a 2.0% guest traffic decrease.  For the first nine months of 2014, our comparable store retail sales decrease resulted primarily from the decrease in guest traffic.  We believe that the severe winter weather in the second and third quarters of 2014, the continued challenging consumer environment and an increasingly promotional competitive landscape reduced our guest traffic and comparable store restaurant and retail sales during the first nine months of 2014.

Restaurant and retail sales from newly opened stores accounted for the balance of the total revenue increases in the third quarter and first nine months of 2014 as compared to the same periods in the prior year.

Index
Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts and percentages for the third quarter and first nine months of 2014 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 2, 2014	May 3, 2013	May 2, 2014	May 3, 2013
Cost of Goods Sold in dollars:
Restaurant	$141,757	$141,617	$432,735	$423,138
Retail	59,750	60,365	217,716	220,889
Total Cost of Goods Sold	$201,507	$201,982	$650,451	$644,027
Cost of Goods Sold by percentage of revenue:
Restaurant	27.1%	27.1%	27.5%	27.2%
Retail	49.9%	51.3%	52.2%	53.2%

Restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter of 2014 remained flat at 27.1% as compared to the third quarter of 2013.  A shift to higher cost menu items and higher food waste were offset by food commodity deflation and our menu price increase referenced above.  Higher cost menu items and higher food waste each accounted for increases of 0.3% in restaurant cost of goods sold as a percentage of restaurant revenue.  We believe that the increase in food waste resulted from unpredictable weather and traffic patterns in the third quarter of 2014, which increased the difficulty for our store managers in accurately forecasting food production requirements.  Commodity deflation was 0.6% in the third quarter of 2014.  We expect commodity inflation of approximately 2.5% in the fourth quarter of 2014 primarily due to increases in the cost of beef, pork, eggs and dairy.

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first nine months of 2014 as compared to the first nine months of 2013 was primarily the result of food commodity inflation, a shift to higher cost menu items and higher food waste partially offset by our menu price increase referenced above.  Higher cost menu items and higher food waste accounted for increases of 0.3% and 0.1%, respectively, in restaurant cost of goods sold as a percentage of restaurant revenue.  We believe that the increase in food waste resulted from unpredictable weather and traffic patterns, particularly in the second and third quarters of 2014, which increased the difficulty for our store managers in accurately forecasting food production requirements.  Commodity inflation was 1.7% in the first nine months of 2014.

We presently expect the rate of commodity inflation to be approximately 2% for 2014.

The decrease in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2014 as compared to the prior year quarter resulted primarily from lower freight, higher initial margin and lower shrinkage partially offset by higher markdowns.

Third Quarter (Decrease) Increase as a Percentage of Retail Revenue
Freight	(0.8%)
Higher initial margin	(0.6%)
Retail inventory shrinkage	(0.3%)
Markdowns	0.4%

The decrease in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2014 as compared to the first nine months of 2013 resulted from primarily from lower freight, lower shrinkage and higher initial margin partially offset by higher markdowns.

Index
Nine Month Period (Decrease) Increase as a Percentage of Retail Revenue
Freight	(0.5%)
Retail inventory shrinkage	(0.5%)
Higher initial margin	(0.2%)
Markdowns	0.4%

During the third quarters of 2014 and 2013, annual physical inventory counts were conducted at approximately 80% and 40%, respectively, of our stores.  The actual shrinkage recorded based on these physical inventory counts declined 0.3% and 0.5% as a percentage of retail revenue in the third quarter and first nine months of 2014, respectively, as compared to the prior year periods.

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue in the third quarter of 2014 remained flat at 37.8% as compared to the third quarter of 2013 primarily as a result of the following offsetting variances:

Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Store incentive compensation expense	(0.4%)
Employee health care expenses	0.2%
Store management compensation	0.1%
Workers’ compensation expense	0.1%

Labor and related expenses as a percentage of total revenue decreased to 36.1% in the first nine months of 2014 as compared to 36.5% in the first nine months of 2013.  This percentage change resulted from the following:

Nine Month Period Decrease as a Percentage of Total Revenue
Store incentive compensation expense	(0.3%)
Employee health care expenses	(0.1%)

The decreases in store incentive compensation expense as a percentage of total revenue for the third quarter and first nine months of 2014 as compared to the same periods in the prior year reflected lower performance against financial objectives in 2014 as compared to the prior year.

Through December 31, 2013, a significant portion of our health insurance program was self-insured.  Effective January 1, 2014, with the exception of our prescription drug program, our health insurance is fully insured.  The fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.

The increase in our employee health care expenses in the third quarter as compared to the same period in the prior year resulted primarily from higher premium costs in our fully insured plans.  The decrease in our employee health care expenses in the first nine months of 2014 as compared to the same period in the prior year is due to the reimbursement of approximately $4,500 for certain health care premiums related to the plan year ending December 31, 2013 partially offset by higher premium costs in our fully insured plans.

The increase in store management compensation expense for the third quarter of 2014 as compared to the same period in the prior year resulted primarily from higher staffing levels.

The increase in workers’ compensation expense for the third quarter of 2014 as compared to the same period in the prior year resulted primarily from higher claims and revised actuarial estimates.

Index
Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our store manager conference.

Other store operating expenses as a percentage of total revenue increased to 18.8% in the third quarter of 2014 as compared to 18.2% in the third quarter of 2013.  This percentage change resulted from the following:

Third Quarter Increase as a Percentage of Total Revenue
Utilities expense	0.3%
Depreciation and amortization	0.1%
Supplies expense	0.1%
Maintenance expense	0.1%

Other store operating expenses as a percentage of total revenue increased to 18.8% in the first nine months of 2014 as compared to 18.0% in the first nine months of 2013.  This percentage change resulted primarily from the following:

Nine Month Period Increase as a Percentage of Total Revenue
Advertising expense	0.2%
Utilities	0.2%
Store manager conference expense	0.1%
Maintenance expense	0.1%

The increases in utilities expense as a percentage of total revenue for the third quarter and first nine months of 2014 as compared to the same periods in the prior year resulted primarily from higher heating costs due to the unseasonably cold weather experienced at many of our store locations in 2014.

The increase in depreciation and amortization expense as a percentage of total revenue for the third quarter of 2014 as compared to the same period in the prior year resulted primarily from capital expenditures related to company initiatives and store maintenance capital.

The increase in supplies expense as a percentage of total revenue for the third quarter of 2014 as compared to the same period in the prior year resulted primarily from increases in to-go packaging usage and pricing partially offset by a decline in paper costs.

The increases in maintenance expense as a percentage of total revenue for the third quarter and first nine months of 2014 as compared to the same periods in the prior year resulted primarily from expenses associated with the inspection, preventative maintenance, snow removal and related repair of certain building components and kitchen equipment and higher lighting costs.

The increase in advertising expense as a percentage of total revenue for the first nine months of 2014 as compared to the same period in the prior year resulted primarily from higher media spending. We expect our advertising expense for 2014 to be approximately the same percentage of total revenue as in 2013.

In the first quarter of 2014, we held a manager conference which was attended by our store operations management team.  The last such conference was held during the first quarter of 2012.

Index
General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 5.1% in the third quarter of 2014 as compared to 5.6% in the third quarter of 2013.  This percentage change resulted primarily from the following:

Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Incentive compensation	(0.7%)
Proxy contest expenses	0.1%

General and administrative expenses as a percentage of total revenue decreased to 5.0% in the first nine months of 2014 as compared to 5.4% in the first nine months of 2013.  This percentage change resulted from lower incentive compensation expense.

Lower incentive compensation in the third quarter and first nine months of 2014 as compared to the same periods in the prior year resulted primarily from lower performance against financial objectives as compared to the prior year and a decrease in the price of our common stock in 2014.

In the third quarter of 2014, we incurred costs of $1,113 related to the special shareholders meeting held in April 2014.  In the first nine months of 2014 and 2013, we incurred proxy contest expenses of $4,313 and $4,111, respectively.

Interest Expense

Interest expense for the third quarter of 2014 was $4,327 as compared to $10,194 in the third quarter of 2013.  Interest expense for the first nine months of 2014 was $13,205 as compared to $31,199 in the first nine months of 2013.  Both decreases resulted from lower debt outstanding and lower interest rates because of a reduction in our credit spread and expiration of our seven-year interest rate swap on May 3, 2013, which had a fixed interest rate of 5.57% plus our credit spread.  We presently expect interest expense for 2014 to be approximately $17,000 to $18,000.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 29.7% and 27.6%, respectively, in the third quarters of 2014 and 2013.  The effective tax rate was 31.1% and 28.2%, respectively, in the first nine months of 2014 and 2013.  The increases in the effective tax rate from the third quarter and first nine months of 2013 to the third quarter and first nine months of 2014 resulted primarily from an increase in pre-tax income.  We presently expect our effective tax rate for 2014 to be between 31% and 32%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $500,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at August 2, 2013, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first nine months of 2014.

We believe that cash on hand at May 2, 2014, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility will be sufficient to finance our continuing operations, our continuing expansion plans, our share repurchase plans and our expected dividend payments for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $101,197 for the first nine months of 2014, which represented a decrease from the $106,699 net cash provided during the first nine months of 2013.  This decrease primarily reflected the timing of payments for accounts payable and the change in retail inventories partially offset by higher net income and the timing of certain tax payments.

Index
Borrowing Capacity and Debt Covenants

Our $750,000 credit facility (the “Credit Facility”) consists of a term loan (aggregate outstanding at May 2, 2014 was $187,500) and our Revolving Credit Facility.  At May 2, 2014, we had $212,500 of outstanding borrowings under the Revolving Credit Facility and we had $20,637 of standby letters of credit related to securing reserved claims under workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At May 2, 2014, we had $266,863 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with the Credit Facility’s financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $62,337 for the first nine months of 2014 as compared to $45,738 for the same period in the prior year.  Our capital expenditures consisted primarily of capital expenditures for maintenance programs and costs of new store locations.  The increase in capital expenditures in the first nine months of 2014 as compared to the prior year is primarily the result of higher maintenance capital expenditures and an increase in the number of new locations acquired and under construction.  We estimate that our capital expenditures during 2014 will be between $90,000 and $100,000.  This estimate includes the acquisition of sites and construction costs of approximately seven new stores that have opened or are expected to open during 2014, as well as for acquisition and construction costs for store locations to be opened in 2015.  In 2014, we also expect to increase capital expenditures for maintenance programs, technology and operations improvements.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

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

During the first nine months of 2014, we paid dividends of $2.25 per share, or an aggregate of $53,619.  During the third quarter of 2014, we declared a dividend of $0.75 per share that was paid on May 5, 2014 to shareholders of record on April 18, 2014.  Additionally, during the third quarter of 2014, we declared a dividend of $1.00 per share payable on August 5, 2014 to shareholders of record on July 18, 2014.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $50,000 during 2014.  During the first nine months of 2014, we repurchased 120,000 shares of our common stock in the open market at an aggregate cost of $12,473.

During the first nine months of 2014, we issued 145,173 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net use of cash of $8,430.

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

We had negative working capital of $38,919 at May 2, 2014 versus negative working capital of $13,873 at August 2, 2013.  The change in working capital from August 2, 2013 primarily reflects a decrease in cash, an increase in our dividend payable because of the additional dividend of $1.00 per share that was declared during the third quarter of 2014 and an increase in current maturities on our term loan partially offset by the timing of payments for accounts payable and income taxes.  In the fourth quarter of 2013, we made an optional prepayment of our required principal payments which were due in 2014.  We have not made any such optional prepayments during 2014.

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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2014, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first nine months of 2014 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2014 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Index
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

The fair value of our stock options was estimated on the date of grant using a binomial lattice-based option valuation model.  This model incorporates several key assumptions, including expected volatility, risk-free rate of return, expected dividend yield and the option’s expected life.  Additionally, we use historical data to estimate option exercise and employee termination, and these assumptions are updated annually.  The expected volatility, option exercise and termination assumptions involve management’s best estimates at that time, all of which affect the fair value of the option calculated by the binomial lattice-based option valuation model and, ultimately, the expense that will be recognized over the life of the option.  No stock options were granted in 2012, 2013 or in the first nine months of 2014.

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first nine months of 2014 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Index
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2013 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since August 2, 2013.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of May 2, 2014, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended May 2, 2014 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

FLSA Litigation

On April 11, 2014, a collective action under the Fair Labor Standards Act (“FLSA”) was filed in the United States District Court for the Northern District of New York, Proper v. Cracker Barrel Old Country Store, Inc., in which the named plaintiffs are challenging the Company’s classification of associate managers as being exempt from the minimum wage and overtime requirements. The plaintiffs seek an unspecified amount of alleged back wages, liquidated damages, and attorneys' fees. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out”.  If an FLSA action is conditionally certified, the Company would have an opportunity to seek to have the class de-certified and/or seek to have the case dismissed on its merits. We believe that we have meritorious defenses to all of the claims raised by the named plaintiff and accordingly plan to defend them vigorously.  The proceedings remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings (including certification of the collective action), and likely number of opt-in plaintiffs and/or damages claimed.  At this time, the Company cannot reasonably estimate the likely results of the lawsuit or the economic effects of the litigation on the Company, though an adverse outcome could be material to the Company’s results of operations or financial position.

Kraft Litigation/Settlement

On January 31, 2013, Kraft Foods Group Brands, LLC ("Kraft") filed suit against the Company and the Company's wholly owned subsidiary CBOCS Properties, Inc. ("CBOCS") in the Northern District of Illinois, Eastern Division (the "District Court"), in the case styled Kraft Foods Group Brands, LLC v. Cracker Barrel Old Country Store, Inc., CBOCS Properties, Inc., et al., seeking declaratory and injunctive relief. Kraft's complaint alleged that CBOCS's use and/or licensing use of CRACKER BARREL OLD COUNTRY STORE for goods sold in retail food channels was likely to cause consumer confusion with the Kraft CRACKER BARREL cheese sold in grocery stores. A Stipulation Regarding Product Launch between Kraft, JMFG, CBOCS and the Company ("Stipulation") was executed on September 19, 2013, under which marketing of products by the Company under the CB OLD COUNTRY STORE™ mark was approved, with certain restrictions, by Kraft. A Settlement Agreement, incorporating the terms of the Stipulation and dismissing the District Court case was executed March 31, 2014 (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Company may sell food products in any channels of trade under the CB OLD COUNTRY STORE mark. The Company may also use the CRACKER BARREL OLD COUNTRY STORE mark on food products sold in the Company’s restaurants, websites, social media channels and other branded points of entry and as part of its current or future restaurant operations or menu offerings (collectively, the “CBOCS Channels”). The Company may not use CRACKER BARREL OLD COUNTRY STORE on any food products that are sold outside of the CBOCS Channels.

In addition to the matters described above, the Company and its subsidiaries are party to various other legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these other proceedings and claims will not materially affect the Company's consolidated results of operations or financial position.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: May 28, 2014	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and Chief Financial Officer

Date: May 28, 2014	By:	/s/P. Douglas Couvillion
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