Form 10-K
period 2014-08-01
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2014-09-25
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 1, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file number: 000‑25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62‑0812904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 Hartmann Drive Lebanon, Tennessee	37087-4779 (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (615) 444-5533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.01) Rights to Purchase Series A Junior Participating Preferred Stock (Par Value $0.01)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,336,649,048.

As of September 18, 2014, there were 23,831,797 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10‑K into which incorporated

1.	Proxy Statement for Annual Meeting of Shareholders to be held November 13, 2014 (the “2014 Proxy Statement”)	Part III

INTRODUCTION

General

This report contains references to years 2014, 2013 and 2012, which represent our fiscal years ended August 1, 2014, August 2, 2013 and August 3, 2012, respectively.  Our fiscal years consist of 52 weeks except for 2012 which consisted of 53 weeks.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

Forward Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference, may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that Cracker Barrel Old Country Store, Inc. (the “Company”) expects will or may occur in the future, are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such forward-looking statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of this report below, as well as the factors described under “Critical Accounting Estimates” in Part II, Item 7 of this report below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this report, since the statements speak only as of the report’s date.  Except as may be required by law, we have no obligation or intention to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any future public disclosures that we may make on related subjects in reports that we file with or furnish to the SEC or in our other public disclosures.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Cracker Barrel Old Country Store, Inc. (“we,” “us,” “our” or the “Company,” which reference, unless the context requires otherwise, also includes our direct and indirect wholly-owned subsidiaries), is principally engaged in the operation and development of the Cracker Barrel Old Country Store® concept (“Cracker Barrel”).  We are headquartered in Lebanon, Tennessee and were originally founded in 1969.  We are organized under the laws of the State of Tennessee.

We maintain a website at crackerbarrel.com.  We make available free of charge through our website our periodic and other reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.  Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K or any other filings that we make from time to time with the SEC.

OPERATIONS

As of September 18, 2014, we operated 633 stores in 42 states.  None of our stores are franchised.  Our stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite.  Consumer survey results for calendar 2013 from Technomic Inc., a well-recognized food industry research firm, indicate that Cracker Barrel received the highest overall rating among the 32 large restaurant chains included in the survey.  Some of the attributes in which we led included our value, food quality, menu variety and friendly service.  In 2014, we were named by Forbes Magazine as one of America’s 100 Most Trustworthy Companies.

Store Format: The format of our stores consists of a trademarked rustic, old country-store design offering a full-service restaurant menu featuring home-style country food and a wide variety of decorative and functional items featuring rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods.  All stores are freestanding buildings.  Store interiors are subdivided into a dining room occupying approximately 28% of the total interior store space, a gift shop occupying approximately 22% of such space and the balance primarily consisting of kitchen, storage and training areas.  Our stores have stone fireplaces and are decorated with antique‑style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests while waiting for a table in our dining room or after enjoying a meal and are sold by the gift shop.  The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

Products:  Our restaurants, which generated approximately 80% of our total revenue in 2014, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Except for Christmas Day, when they are closed, and Christmas Eve when they close at 2:00 p.m., our restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays).  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, fruit and yogurt parfaits, pork and turkey bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, a variety of salads, sandwiches, soups, fresh side items and specialty items such as pinto beans and turnip greens.  We also offer lower calorie breakfast, lunch and dinner items, which are full of flavor but with fewer calories.  Additionally, we may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions.  Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée.  There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest during 2014 was $9.94, which represents a 2.6% increase over the prior year.  We served an average of approximately 6,600 restaurant guests per week in a typical store in 2014.

The following table highlights the price ranges for our meals in 2014:

Prices Range
Breakfast	$3.49 to $9.49
Lunch and Dinner	$4.59 to $14.49

The following table highlights each day-part’s percentage of restaurant sales in 2014:

Percentage of Restaurant Sales in 2014
Breakfast Day-Part (until 11:00 a.m.)	24%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	39%
Dinner (4:00 p.m. to close)	37%

We also offer items for sale in our gift shops that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes. Our gift shops, which generated approximately 20% of our total revenue in 2014, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CDs, cookware, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves and other food items.

The following table highlights the five categories which accounted for the largest shares of our retail sales in 2014:

Percentage of Retail Sales in 2014
Apparel and Accessories	28%
Food	18%
Décor	14%
Toys	13%
Bed and Bath	8%

Our typical gift shop features approximately 4,700 stock keeping units.  Many of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $415 per square foot in 2014) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

We also sell certain licensed food products under the “CB Old Country Store” brand name in the grocery store and retail channels.  These licensed food products currently include ham, premium bacon and deli meat.

Product Development and Merchandising:  We maintain a product development department, which develops new and improved menu items either in response to shifts in customer preferences or to create customer interest.  We utilize a formal development and testing process, which includes guest research and in-store market tests to ensure products brought to market have a greater likelihood of meeting our goals.  Menu driven growth is built through three areas:  enhancements to our current core menu offerings, the addition of new core menu offerings and limited time offer promotions we call seasonal events.  Our merchandising department selects and develops products for our gift shop.  We are focused on driving retail sales by converting those customers who come to us for a restaurant visit.  Our assortment includes core and seasonal themes.  Our seasonal themes are designed to create interest and excitement in our stores by providing our guests with additional choices.   Our licensee develops new licensed food products under our direction for consideration and approval.  We intend to add additional licensees and licensed food products in the future.

Store Management and Quality Controls: At each store, our store management typically consists of one general manager, four associate managers and one retail manager.  Our store management is responsible for an average of 105 employees on two shifts.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate store managers to improve sales and operational performance, we maintain bonus plans designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plans also reward managers who achieve specific operational targets.  We also employ district managers to support individual store managers and regional vice presidents to support individual district managers.  Each restaurant district manager oversees seven to nine stores and each restaurant regional vice president supports eight to ten district managers.  Each retail district manager oversees eleven to fifteen stores and each retail regional vice president supports nine to eleven district managers.  Each store is assigned to both a restaurant and a retail district manager and each district is assigned to both a restaurant and a retail regional vice president.  The various levels of restaurant and retail management work closely together to allow our stores to deliver a unique, integrated guest experience.

To ensure that individual stores are operated at a high level of quality, we focus significant attention on the selection and training of store managers.  The store management recruiting and training program begins with an evaluation and screening process.  In addition to multiple interviews and verification of background and experience, we conduct testing designed to identify those applicants most likely to be best suited to manage store operations. Candidates who successfully pass this screening process are then required to complete a training program.  The restaurant manager training program consists of five weeks of in-store training and three weeks of training at our home office.  The retail manager training program consists of three weeks of in-store training and two weeks of training at our home office.  We believe that our training programs develop managers who can effectively deliver a great employee and guest experience through the leadership and execution of our operating systems.  This program allows new managers the opportunity to become familiar with our operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility.  We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including a mix of hands-on, classroom, written and internet-based training.  Each store is equipped with dedicated training computers for the internet-based computer-assisted instruction programs.  Additionally, each store typically has an employee training coordinator who oversees the training of the store’s hourly employees.

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases.  We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendalville, Indiana; and Ft. Mill, South Carolina.  We purchase the majority of our food products and restaurant supplies on a cost‑plus basis through this unaffiliated distributor.  The distributor is responsible for placing food orders, warehousing and delivering food products to our stores.  Deliveries are generally made once per week to individual stores.

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2014:

Percentage of Food Purchases in 2014
Beef	13%
Dairy (including eggs)	12%
Fruits and vegetables	12%
Poultry	11%
Pork	11%

Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2014 was chicken tenderloin at approximately 5% of total food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors.  Eggs are purchased through four vendors.  We purchase our poultry and pork each through seven vendors and we purchase our beef through eight vendors.  Should any food items from a particular vendor become unavailable, we generally believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 80% in 2014) directly from domestic and international vendors and warehouse, or crossdock, them at our retail distribution center in Lebanon, Tennessee, which we lease.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to individual stores.  Approximately one-third of our 2014 retail purchases were directly from vendors in the People’s Republic of China and we recently began making retail purchases from vendors in India, Thailand, the Philippines and Vietnam.  We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

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

Guest Satisfaction:  We are committed to providing our guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment, in a way that evokes memories of the past.  Our commitment to offering guests a quality experience begins with our employees.  Our mission statement, “Pleasing People,” embraces guests and employees alike, and our employees are trained on the importance of that mission in a culture of mutual respect.  We also are committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality.  Through the regular use of guest surveys and store visits by district managers and regional vice presidents, management receives valuable feedback that is used in our ongoing efforts to improve the stores and to demonstrate our continuing commitment to pleasing our guests.  We have a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up.  We use an interactive voice response system to monitor operational performance and guest satisfaction at all stores on an ongoing basis.  We have public notices in our menus, on our website and posted in our stores informing customers and employees about how to contact us by Internet or toll-free telephone number with questions, complaints or concerns regarding services or products.  We conduct training on how to gather information and investigate and resolve customer concerns.  This is accompanied by comprehensive training for all store employees on our public accommodations policy and commitment to “Pleasing People.”

Marketing: We employ multiple mediums to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests. In 2014, we had over 1,600 billboards and this expenditure accounted for 44% of our total advertising spend.  Outdoor advertising is also expected to represent approximately 44% of advertising expenditures in 2015.  We believe we are among the top billboard advertisers in the restaurant industry.  Our use of broadcast media has increased as we look to build market awareness for local visits with three flights of broadcast media each year during our key seasonal periods.  Each flight includes digital support and national cable television.  Additionally, in 2014, two of the flights included spot radio (in markets covering close to 60% of our stores).  We currently do not expect to include spot radio in our flights of broadcast media during our key seasonal periods in 2015.  We continue to increase our efforts in the digital space to drive preference and engagement with the brand.  We now have properties on multiple social media sites, including a customer relationship management program, an e-commerce platform and our brand site.  Our exclusive music program drives awareness for the brand and builds cultural relevance and affinity with our guests.  We continue to have multiple releases each year with specific promotional support for each release.  In 2015, we plan to spend approximately 2.5% of our revenues on advertising compared to 2.4% of revenues in 2014.

STORE DEVELOPMENT

We opened seven new stores in 2014. We also plan to open six or seven new stores during 2015, two of which were open as of September 18, 2014.  As of September 18, 2014, approximately 83% of our stores are located along interstate highways.  Our remaining stores are located off-interstate or near tourist destinations.  We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and by locating in certain local markets where our guests live and work including locations outside of our existing core markets and in states where we currently do not operate.

Of the 633 stores open as of September 18, 2014, we own the land and buildings for 417, while the other 216 properties are either ground leases or ground and building leases.  Land costs for stores opened during 2014 averaged $950 per site if owned.  Building, site improvement, furniture, equipment and related development costs for stores opened during 2014 averaged $2,900.  Pre-opening costs averaged $340 per store in 2014.

Our current store prototype is approximately 9,000 square feet, including approximately 2,100 square feet of retail selling space, and has dining room seating for 177 guests.  Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

EMPLOYEES

As of August 1, 2014, we employed approximately 72,000 people, of whom 460 were in advisory and supervisory capacities, 3,730 were in-store management positions and 35 were officers.  Many store personnel are employed on a part‑time basis.  None of our employees is represented by any union, and management considers its employee relations to be good.

COMPETITION

The restaurant and retail industries are intensely competitive with respect to the type and quality of food, retail merchandise, price, service, location, personnel, concept, attractiveness of facilities and effectiveness of advertising and marketing.  We compete with a significant number of national and regional restaurant and retail chains, some of which have greater resources than us, as well as locally owned restaurants and retail stores.  We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section; fast casual restaurants; quick-service restaurants; and highly promotional casual and family dining restaurants.  We expect competition to continue in all of these areas, which could cause consumers to choose less expensive alternatives. The restaurant and retail businesses are also often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic and weather patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.  In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant and retail industries in general and our stores in particular.  We believe we compete effectively and have successfully differentiated ourselves from many of our competitors in the restaurant and retail industries through a unique brand and guest experience which offers a diversified full service menu and a large variety of nostalgic and unique retail items.  For further information regarding competition, see Item 1A. Risk Factors.

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

TRADEMARKS

We deem the various Cracker Barrel trademarks and service marks that we own to be of substantial value.  Our policy is to obtain federal registration of trademarks and other intellectual property whenever possible and to pursue vigorously any infringement of our trademarks and service marks.

RESEARCH AND DEVELOPMENT

While research and development is important to us, these expenditures have not been material due to the nature of the restaurant and retail industries.

SEASONAL ASPECTS

Historically, our revenue and profits have been lower in the first and third fiscal quarters and higher in the second and fourth fiscal quarters.  We attribute these variations primarily to the Christmas holiday shopping season and the summer vacation and travel season.  Our gift shop sales, which are made substantially to our restaurant guests, historically have been highest in our second quarter, which includes the Christmas holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby generally contributing to higher profits in the Company’s fourth quarter.  We also generally open additional new stores throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

WORKING CAPITAL

In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Therefore, like many restaurant companies, we are able to, and often do operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while other restaurant inventories purchased locally generally are financed through trade credit at terms of 30 days or less.  Because of our gift shop, which has a lower product turnover than the restaurant, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories are generally financed through trade credit at terms of 60 days or less.  These various trade terms are aided by rapid product turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears of hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses, such as certain taxes and some benefits, are deferred for longer periods of time.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular will remain static in 2015, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

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

Our plans depend significantly on our strategic priorities and business initiatives designed to enhance our menu and retail offerings, support our brand, improve operating margins and improve the efficiencies and effectiveness of our operations.  Failure to achieve or sustain these plans could adversely affect our results of operations.

We have had, and expect to continue to have, priorities and initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition.  These priorities and initiatives include, but are not limited to, focusing on a new menu category, the introduction of tiered menu pricing, evolving our marketing messaging to support the brand, improving the quality and breadth of retail assortments, re-engineering store processes to reduce costs and improve store margins, applying technology to improve the employee and guest experience, expanding our store footprint and extending the brand beyond our existing stores. It is possible that our focus on these priorities and initiatives and constantly changing consumer preferences could cause unintended changes to our current results of operations. Additionally, many of these initiatives are inherently risky and uncertain in their application to our business in general, even when tested successfully on a more limited scale.  It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful system-wide implementation across hundreds of stores and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.

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

The long lead times required for a substantial portion of our retail merchandise and the risk of product damages or non-compliance with required specifications could affect the amount of inventory we have available for sale.  Additionally, our success depends on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences for merchandise. If we misjudge the market, we may overstock unpopular products and be forced to take significant markdowns, which could reduce our gross margin.  Conversely, if we underestimate demand for our merchandise we may experience inventory shortages resulting in lost revenues.  Any of these factors could have an adverse effect on our results of operations, cash flows from operations and our financial condition.

Our capital structure contains substantial indebtedness, which may decrease our flexibility, increase our borrowing costs and adversely affect our liquidity.  In addition, we cannot provide any guaranty of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.

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

We have recently increased the quarterly cash dividends on our common stock.  Any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the dividend.  Furthermore, there can be no assurance that we will be able to actively repurchase our common stock and we may discontinue plans to repurchase common stock at any time.

Our advertising is heavily dependent on billboards, which are highly regulated; our evolving marketing strategy involves increased advertising and marketing costs that could adversely affect our results of operations.

Historically, we have relied upon billboards as our principal method of advertising.  A number of states in which we operate restrict highway signage and billboards.  Because many of our stores are located on the interstate highway system, our business is highly related to highway travel. Thus, signage or billboard restrictions or loss of existing signage or billboards could adversely affect our visibility and ability to attract customers.

Additionally, as we continue to build stores away from our traditional interstate locations and evolve our marketing strategy, we are increasingly utilizing more traditional and higher cost methods of advertising, such as national cable television, radio and online and digital media.  These types of advertising, their effects upon our revenues and, in turn, our profits, are uncertain.  Additionally, if our competitors increased their spending on advertising and promotions, we could be forced to substantially increase our advertising, media or marketing expenses.  If we did so or if our current advertising and promotion programs become less effective, we could experience a material adverse effect on our results of operations.

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

Some of our business processes are currently outsourced to third parties.  Such processes include distribution of food and retail products to our store locations, credit and debit card authorization and processing, gift card tracking and authorization, employee payroll card services, health care and workers’ compensation insurance claims processing, wage and related tax credit documentation and approval, guest satisfaction survey programs, employee engagement surveys and externally hosted business software applications. We cannot ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities, and there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services could have an adverse effect on our financial condition and results of operations.

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

One of the means of achieving our growth objectives is opening and operating new and profitable stores. This strategy involves numerous risks, and we may not be able to open all of our planned new stores and the new stores that we open may not be profitable or as profitable as our existing stores.

A significant risk in executing our business strategy is locating, securing and profitably operating an adequate supply of suitable new store sites.  Competition for suitable store sites and operating personnel in our target markets is intense, and there can be no assurance that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period.  Recently, our target markets have been expanded to include markets that are outside of our existing core markets and in states where we currently do not have existing operations which increases the risk of executing our business strategy. The recession and current economic condition have reduced commercial development activity and has limited the availability of attractive sites for new stores.  New stores typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened stores generally do not make a significant contribution to profitability in their initial months of operation.  Our ability to open and operate new stores successfully also depends on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following:  our ability to control construction and development costs of new stores; our ability to manage the local, state or other regulatory approvals and permits, zoning and licensing processes in a timely manner; our ability to appropriately train employees and staff the stores; consumer acceptance of our stores in new markets; our ability to manage construction delays related to the opening of a new store.  Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores from existing stores, could materially adversely affect our business strategy and could have an adverse effect on our business and results of operations.

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

Our business is subject to the risk of litigation by employees, guests, suppliers, shareholders, governmental agencies, competitors or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; trademark and patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease guest or consumer acceptance of our brand, regardless of whether the allegations are valid or we ultimately are found liable.  Litigation could adversely impact our operations and our ability to expand our brand in other ways as well.  As a result, litigation may adversely affect our business, financial condition and results of operations.

Unfavorable publicity could harm our business. In addition, our failure to recognize, respond to and effectively manage the impact of social media could materially impact our business.

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

We are subject to a number of risks relating to federal, state and local regulation of our business, including the areas of minimum wage increases, health care reform and environmental matters, and an insufficient or ineffective response to government regulation may increase our costs and decrease our profit margins.

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

Increases in the federal minimum wage, including recent proposals to increase the federal minimum wage and index future increases to inflation, or other changes in these laws could increase our labor costs.  Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers.  Our distributors and suppliers also may be affected by higher minimum wage and benefit standards and tracking costs, which could result in higher costs for goods and services supplied to us.

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

Our insurance coverage is structured to include deductibles, self-insured retentions, limits of liability, stop loss limits, retroactive premium adjustments and similar provisions that we believe prudent based on our operations. However, there are types of losses we may incur against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of terrorism and some natural disasters, including floods.  If we incur such losses, our business could suffer.  In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses, including unexpected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs.

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

Our business could be negatively affected as a result of actions of activist shareholders.

The Lion Fund II, L.P., an affiliate of Biglari Holdings Inc. (“BH”), the owner of Steak N Shake and Western Sizzlin’ restaurants, is currently the beneficial owner of approximately 19.9% of our outstanding common stock.  During each of the past three years, BH and its affiliates have nominated candidates for election to our board of directors at our annual meetings of shareholders, resulting in proxy contests, and called publicly for special meetings of shareholders to consider other proposals.  While BH and its affiliates have not nominated director candidates for election at our 2014 Annual Meeting of Shareholders, the actions of BH and its affiliates or another activist shareholder in the future could adversely affect our business because:

•	responding to public proposals, special meeting requests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees;
•	perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and
•	pursuit of an activist shareholder’s agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

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

Our home office headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee.  We utilize approximately 245,000 square feet of office space for our home office headquarters and decorative fixtures warehouse.  We also lease our retail distribution center, which consists of approximately 370,000 square feet of warehouse facilities and an additional approximately 14,000 square feet of office and maintenance space.

In addition to the various corporate facilities, we have five owned properties for future development, a motel used for housing management trainees and for the general public, and five parcels of excess real property and improvements that we intend to sell.

In addition to the properties mentioned above, we own or lease the following store properties as of September 18, 2014:

State	Owned	Leased	State	Owned	Leased
Tennessee	37	14	Maryland	3	5
Florida	40	18	Oklahoma	6	2
Texas	33	17	New Jersey	2	4
Georgia	30	14	Wisconsin	5	0
North Carolina	24	14	Colorado	3	1
Kentucky	22	13	Kansas	3	1
Virginia	19	13	Massachusetts	0	4
Ohio	22	9	New Mexico	3	1
Alabama	21	9	Utah	4	0
Indiana	22	7	Iowa	3	0
South Carolina	14	12	Connecticut	1	1
Pennsylvania	9	14	Idaho	2	0
Illinois	20	2	Montana	2	0
Missouri	14	3	Nebraska	1	1
Michigan	13	3	Delaware	0	1
Arizona	2	11	Maine	0	1
Arkansas	5	7	Minnesota	1	0
Mississippi	9	3	New Hampshire	1	0
Louisiana	8	2	North Dakota	1	0
West Virginia	3	7	Rhode Island	0	1
New York	8	1	South Dakota	1	0
			Total	417	216

We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.  See “Operations" and "Store Development" in Item 1 of this Annual Report on Form 10-K for additional information on our properties.

ITEM 3.	LEGAL PROCEEDINGS

FLSA Litigation

In April 11, 2014, a putative collective action under the Fair Labor Standards Act (“FLSA”) was filed in the United States District Court for the Northern District of New York, Proper v. Cracker Barrel Old Country Store, Inc., in which the named plaintiffs are challenging the Company’s classification of associate managers as being exempt from the minimum wage and overtime requirements.  Two other putative collective action suits alleging claims under the FLSA, Hill and Hernandez v. Cracker Barrel and Perzan et al. v. Cracker Barrel, were filed in the United States District Courts for the Middle District of Florida in August 2014 and for the District of Massachusetts in September 2014, respectively.  The plaintiffs in these lawsuits seek an unspecified amount of alleged back wages, liquidated damages, and attorneys' fees. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out”.  If any of these putative collective actions is conditionally certified, the Company would have an opportunity to seek to have the class de-certified and/or seek to have the case dismissed on its merits. We believe that we have meritorious defenses to all of the claims raised in these three lawsuits, and accordingly, plan to defend them vigorously.  All of these proceedings remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings (including certification of the collective action), and likely number of opt-in plaintiffs and/or damages claimed.  At this time, the Company cannot reasonably estimate the likely results or the economic effects on the Company of any of these lawsuits.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	56	President and Chief Executive Officer

Lawrence E. Hyatt	59	Senior Vice President and Chief Financial Officer

Beverly K. Carmichael	55	Senior Vice President and Chief People Officer

Christopher A. Ciavarra	43	Senior Vice President, Marketing

Laura A. Daily	50	Senior Vice President, Retail

Nicholas V. Flanagan	48	Senior Vice President, Operations

Edward A. Greene	59	Senior Vice President, Strategic Initiatives

P. Douglas Couvillion	50	Vice President, Corporate Controller and Principal Accounting Officer

Michael J. Zylstra	48	Vice President, General Counsel and Secretary

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us in various capacities since 2009.  Ms. Cochran served as our Executive Vice President and Chief Financial Officer from April 2009 to November 2010, and as President and Chief Operating Officer from November 2010 until September 2011 when she assumed her current position.  In September 2011, she also became a member of our Board of Directors.  Prior to March 2009, she was the Chief Executive Officer of Books-A-Million, Inc.  Ms. Cochran has 21 years of experience in the retail industry and five years of experience in the restaurant industry.

Mr. Hyatt has been employed with us as Senior Vice President and Chief Financial Officer since January 2011.  Prior to January 2011, he was the Chief Financial Officer and Treasurer of O’Charley’s Inc., having assumed that role in 2004.  He also served as Interim President and Chief Executive Officer of O’Charley’s Inc. from February 2009 through June 2009.  Mr. Hyatt has 12 years of experience in the restaurant industry, six years of experience in the retail industry and over 20 years of experience as Chief Financial Officer with various organizations.

Ms. Carmichael has been employed with us in her current capacity since January 2014.  She most recently was with Frisco, Texas-based Star HR LLC, a human resource consulting firm, which she founded in 2010 and served as President.  From 2009 to 2011, she served as an adjunct professor and advisor in the master’s of business administration program in the Price College of Business for the University of Oklahoma.  Ms. Carmichael was Executive Vice President Human Resources and Chief People Officer of Ticketmaster from 2006 to 2009.  She has over 20 years of human resource leadership experience.

Mr. Ciavarra has been employed with us since 2008.  Mr. Ciavarra served as Vice President, Brand and Menu Strategy from 2008 until 2010 when he assumed his current position.  Prior to 2008, he was the Director of Marketing for Aramark Corporation from 2005 to 2008.  Mr. Ciavarra has over 14 years of experience in the restaurant industry and over nine years of experience in the retail industry.

Ms. Daily has been employed with us as Senior Vice President of Retail since May 2012.  Prior to May 2012, she served as Vice President for Ballard Designs, an Internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company.  She has over 21 years of experience as a merchant with a number of retail organizations.

Mr. Flanagan has been employed with us since 2004.  From 2004 to 2010, he served in various capacities including Vice President of Restaurant Operations.  He assumed his current position in November 2010.  Mr. Flanagan has over 25 years of experience in the restaurant industry.

Mr. Greene has been employed with us in his current capacity since October 2005. Mr. Greene has over 36 years of combined experience in the restaurant and food processing industries.

Mr. Couvillion has been employed with us since 2001 in various capacities including Vice President of Finance.  He assumed his current position in July 2011.  Mr. Couvillion has 20 years of experience in the restaurant industry and 13 years of experience in the retail industry.

Mr. Zylstra has been employed with us in various capacities since 1992.  He assumed his present position in January 2012 after serving as Vice President, Associate General Counsel and Assistant Corporate Secretary since 1999.  Mr. Zylstra has 23 years of experience in the restaurant and retail industries, all with Cracker Barrel Old Country Store, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 8,473 shareholders of record as of September 18, 2014.

The following table indicates the high and low sales prices of our common stock, as reported by Nasdaq, and dividends declared and paid for the quarters indicated.

	Fiscal Year 2014				Fiscal Year 2013
	Prices		Dividends	Dividends	Prices		Dividends	Dividends
	High	Low	Declared	Paid	High	Low	Declared	Paid
First	$111.70	$96.32	$0.75	$0.75	$69.30	$62.06	$0.50	$0.40
Second	118.63	96.41	0.75	0.75	65.94	60.07	0.50	0.50
Third	103.30	93.59	1.75	0.75	84.41	64.53	0.50	0.50
Fourth	103.32	92.84	--	0.75	102.95	83.02	0.75	0.50

See Note 5 to Consolidated Financial Statements with respect to dividend restrictions.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2014 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On September 25, 2013, our Board of Directors approved the repurchase of up to $50,000 of our common stock, with such authorization to expire on October 3, 2014 to the extent it remains unused.  We did not repurchase any of our common stock in the fourth quarter ended August 1, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

	(Dollars in thousands except percentages and share data)
	For each of the fiscal years ended
	August 1, 2014(a)	August 2, 2013(b)	August 3, 2012(c)	July 29, 2011(d)	July 30, 2010(e)
Selected Income Statement Data:
Total revenue	$2,683,677	$2,644,630	$2,580,195	$2,434,435	$2,404,515
Net income	132,128	117,265	103,081	85,208	85,258
Net income per share:
Basic	5.55	4.95	4.47	3.70	3.71
Diluted	5.51	4.90	4.40	3.61	3.62
Dividends declared per share	3.25	2.25	1.15	0.88	0.80
Dividends paid per share	3.00	1.90	0.97	0.86	0.80

As Percent of Total Revenue:
Cost of goods sold	32.5%	32.3%	32.1%	31.7%	31.0%
Labor and related expenses	36.0	36.5	36.8	37.1	37.8
Other store operating expenses	18.9	18.2	18.0	18.6	18.2
Store operating income	12.6	13.0	13.1	12.6	13.0
General and administrative expenses	4.8	5.4	5.7	5.7	6.1
Impairment and store dispositions, net	--	--	--	--	0.1
Operating income	7.8	7.6	7.4	6.9	6.8
Income before income taxes	7.1	6.3	5.7	4.8	4.8

Selected Balance Sheet Data:
Working capital (deficit)	$(14,789)	$(13,873)	$18,249	$(21,188)	$(73,289)
Total assets	1,432,248	1,388,306	1,418,992	1,310,884	1,292,067
Current interest rate swap liability	4,704	--	20,215	--	--
Long-term debt	375,000	400,000	525,036	550,143	573,744
Long-term interest rate swap liability	3,239	11,644	14,166	51,604	66,281
Other long-term obligations	123,221	120,073	114,897	105,661	93,822
Shareholders’ equity	528,641	484,026	382,675	268,034	191,617

Selected Cash Flow Data:
Purchase of property and equipment, net	$90,564	$73,961	$80,170	$77,686	$69,891
Share repurchases	12,473	3,570	14,923	33,563	62,487

Selected Other Data:
Common shares outstanding at end of year	23,821,227	23,795,327	23,473,024	22,840,974	22,732,781
Stores open at end of year	631	624	616	603	593

Average Unit Volumes(f):
Restaurant	$3,415	$3,390	$3,369	$3,234	$3,226
Retail	873	869	863	837	832

Comparable Store Sales(g):
Period to period increase (decrease) in comparable store sales:
Restaurant	0.7%	3.1%	2.2%	0.2%	0.8%
Retail	0.4	2.9	1.6	0.7	(0.9)
Memo: Number of stores in comparable base	609	596	591	583	569

(a)	We incurred $4,313 in costs related to the November 2013 proxy contest and April 2014 special shareholders’ meeting, which are included in general and administrative expenses.
(b)	We incurred $4,111 in costs related to the November 2012 proxy contest, which are included in general and administrative expenses.

(c)	Fiscal 2012 consisted of 53 weeks while all other periods presented consisted of 52 weeks. The estimated impact of the additional week was to increase consolidated fiscal 2012 results as follows: total revenue, $51,059; store operating income, 0.2% of total revenue; operating income, 0.2% of total revenue; net income, 0.2% of total revenue; and diluted net income per share, $0.27. As part of our restructuring of our field organization in April 2012, we incurred severance charges of $1,660, which are included in general and administrative expenses. We also incurred $5,203 in costs related to the December 2011 proxy contest, which are also included in general and administrative expenses.
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

(e)	Includes impairment charges for two stores of $2,672 before taxes.
(f)	Average unit volumes include sales of all stores. Fiscal 2012 includes a 53rd week while all other periods presented consist of 52 weeks.
(g)	Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year; and are measured on comparable calendar weeks.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Overview – a general description of our business, the restaurant and retail industries, our key performance indicators and the Company’s performance in 2014.
•	Results of Operations – an analysis of our consolidated statements of income for the three years presented in our Consolidated Financial Statements.
•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop area offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 18, 2014, the Company operated 633 Cracker Barrel stores located in 42 states.

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

Company Performance in 2014

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry.  During 2014, we focused on five key business priorities which were based on our previously announced long-term strategy.

Our long-term strategy includes the following:

•	Enhancing the core business by increasing our brand’s relevance to customers in order to drive guest traffic and sales in both restaurant and retail, implementing geographic pricing tiers to optimize average check and re-engineering store processes to increase operating margins.

•	Expanding the footprint through continued use of our proven site selection tools, introducing a new and more efficient building and equipment prototype and the selective entry into new markets.

•	Extending the brand by building on the initial success of our licensing business, leveraging our brand strengths into a new fast casual concept and growing our retail business into an omni-channel business.

Our five priorities for 2014 were to:

1)	Focus on better-for-you additions to and reinforce everyday value on our menu. In the first quarter of 2014, we rolled-out a new menu category, Wholesome Fixin’s, to meet our guests’ desire for additional healthy menu items. The Wholesome Fixin’s launch introduced nine complete meals for fewer than 600 calories. We believe that our guests responded positively to the new menu category. Throughout the year, we built upon the Wholesome Fixin’s category through our limited time promotional offerings. We reinforced the affordability of our menu by featuring two new limited time Weekday Lunch Special entrees at $5.99. Additionally, we continued to highlight our Country Dinner Plates at a $7.69 price point, which we believe further enhances the value perception of our menu.

2)	Continue messaging with our Handcrafted by Cracker Barrel theme in support of the brand, menu and merchandise. To help build awareness and support of the Wholesome Fixin’s roll-out, we promoted the menu category with new television and radio commercials which ran for five weeks during our first quarter of 2014. During the holiday season, we highlighted the Cracker Barrel brand and our value message through national cable television advertising. In support of the summer travel season, we again featured our Country Dinner Plate value messaging during a national television commercial campaign. Additionally, we continued to promote the Cracker Barrel brand through our more than 1,600 billboards. During the fourth quarter of 2014, we refreshed approximately one-fourth of our billboards with new price-point messaging around our $5.99 and $7.69 value positions at both lunch and dinner, respectively.

3)	Drive retail sales with improved quality and breadth of our merchandise assortment. During 2014, we increased the number of merchandise themes that we feature each year and shortened their time on the floor in order to keep the merchandise assortment fresh and new. We introduced some eye-catching color themes, with bright décor, home goods, and women’s clothing, which we believe resonated well with our guests. Additionally, our merchandising team broadened the appeal of the brand by sourcing products that have seasonal appeal and reach across the generations and genders. Our women’s apparel and accessories continued to be one of our strongest selling categories. To build upon the strength of this category, we introduced women’s footwear providing depth to the assortment.

4)	Apply technology and process enhancements to improve the employee experience, the guest experience and operating margins. At the beginning of 2014, we held a General Manager’s conference. This conference provided a platform for the introduction and training of several new technology-based programs, including the second phase of our labor management system. We also trained all of our retail managers on improved selling techniques. Other process and technology improvements during the year included an enhancement to our food production system to automate inventory labeling which resulted in increased productivity and through-put which we believe allows us to continue a very strong value platform. Guest survey responses to overall value once again measured a year-over-year increase.

5)	Focus on enhancing long-term total shareholder returns. In 2014, we increased our regular quarterly dividend, continued to expand our store footprint, and began extending the brand beyond our existing stores. In the third quarter of 2014, we declared a 33% increase in our regular quarterly dividend to $1.00. This marks the fourth increase in the quarterly dividend since November 2011, generating a total increase of 400% over that time period. We opened seven new Cracker Barrel stores during the year bringing our total store count at the end of 2014 to 631. In the first quarter of 2014, we launched our licensing platform with John Morrell Food Group under our new trademark, CB Old Country StoreTM. We believe that our licensed products have been well received at the grocery stores, and at the end of 2014 we had 19 products available through our licensing program.

We believe the successful implementation of these five priorities resulted in our revenue growth during the year, positive comparable store restaurant and retail sales for the year with both comparable store traffic and sales out-performing the Knapp-Track™ Casual Dining Index for the year, and higher operating margin and profit as compared to the prior year. All of these were accomplished despite the pressures from widespread discounting within the restaurant industry, the challenges from a continuing uncertain consumer environment and severe winter weather.

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

	Relationship to Total Revenue
	2014	2013	2012*
Total revenue	100.0%	100.0%	100.0%
Cost of goods sold	32.5	32.3	32.1
Gross profit	67.5	67.7	67.9
Labor and other related expenses	36.0	36.5	36.8
Other store operating expenses	18.9	18.2	18.0
Store operating income	12.6	13.0	13.1
General and administrative	4.8	5.4	5.7
Operating income	7.8	7.6	7.4
Interest expense	0.7	1.3	1.7
Income before income taxes	7.1	6.3	5.7
Provision for income taxes	2.2	1.9	1.7
Net income	4.9	4.4	4.0
*2012 consists of 53 weeks while the other periods presented consist of 52 weeks.

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2014	2013	2012
Revenue in dollars: (1)
Restaurant	$2,137,405	$2,104,768	$2,054,127
Retail	546,272	539,862	526,068
Total revenue	$2,683,677	$2,644,630	$2,580,195
Total revenue percentage increase(1)	1.5%	2.5%	6.0%
Total revenue by percentage relationships:
Restaurant	79.6%	79.6%	79.6%
Retail	20.4%	20.4%	20.4%
Comparable number of stores	609	596	591
Comparable store averages per store: (2)
Restaurant	$3,422	$3,409	$3,375
Retail	871	871	861
Total	$4,293	$4,280	$4,236
Restaurant average weekly sales (3)	$65.7	$65.2	$63.6
Retail average weekly sales (3)	16.8	16.7	16.3
(1) 2012 consists of 53 weeks while the other periods presented consist of 52 weeks.
(2) 2012 is calculated on a 53-week basis while the other periods are calculated on a 52-week basis.
(3) Average weekly sales are calculated by dividing net sales by operating weeks and include all stores.

Total revenue benefited from the opening of 7, 8 and 13 stores in 2014, 2013 and 2012, respectively. Total revenue in 2012 also benefited from the additional week in 2012, which resulted in an increase in revenues of $51,059.

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase
	2014 vs 2013	2013 vs 2012
	(609 Stores)	(596 Stores)
Restaurant	0.7%	3.1%
Retail	0.4	2.9
Restaurant & Retail	0.6	3.0
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

Our comparable store restaurant sales increased from 2013 to 2014 resulting from a higher average check of 2.6%, including a 2.1% average menu price increase, partially offset by a decrease in guest traffic of 1.9%.  Our comparable store restaurant sales increased from 2012 to 2013 resulting from a higher average check of 2.5%, including a 2.2% average menu price increase, and an increase in guest traffic of 0.6%.

The comparable store retail sales increase from 2013 to 2014 resulted primarily from strong performance in apparel and accessories and home décor merchandise categories partially offset by a decline in the bed and bath merchandise category and the decrease in guest traffic.  The comparable store retail sales increase from 2012 to 2013 resulted primarily from strong performance in apparel and accessories merchandise category and the increase in guest traffic.

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2014	2013	2012*
Cost of Goods Sold:
Restaurant	$589,390	$571,825	$553,478
Retail	283,368	282,859	274,006
Total Cost of Goods Sold	$872,758	$854,684	$827,484
*2012 consists of 53 weeks while all other periods presented consist of 52 weeks.

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:

	2014	2013	2012
Restaurant Cost of Goods Sold	27.6%	27.2%	26.9%

The increase from 2013 to 2014 was primarily the result of food commodity inflation of 1.8%, a shift to higher cost menu items and higher food waste partially offset by our menu price increase referenced above.  Higher cost menu items and higher food waste accounted for 0.3% and 0.1%, respectively, in restaurant cost of goods sold as a percentage of restaurant revenue.  The increase from 2012 to 2013 was primarily the result of food commodity inflation of 3.4% partially offset by our menu price increase referenced above and a reduction in food waste.  The reduction in food waste from 2012 to 2013 accounted for a 0.2% decrease in restaurant cost of goods sold as a percentage of restaurant revenue.

We presently expect the rate of commodity inflation to be approximately 4% to 5% in 2015 as compared to 2014.  We expect to partially offset the effects of food commodity inflation through a combination of menu price increases, supply contracts and other cost reduction initiatives.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:

	2014	2013	2012
Retail Cost of Goods Sold	51.9%	52.4%	52.1%

The decrease in retail cost of goods sold as a percentage of retail revenue in 2014 as compared to 2013 resulted primarily from lower freight, higher initial markup on retail merchandise, lower shrinkage and a reduction in the obsolescence inventory reserve partially offset by higher markdowns.

2013 to 2014 (Decrease) Increase as a Percentage of Total Revenue
Freight	(0.4%)
Higher initial markup on merchandise	(0.2%)
Retail inventory shrinkage	(0.1%)
Obsolescence inventory reserve	(0.1%)
Markdowns	0.4%

The increase in retail cost of goods sold as a percentage of retail revenue in 2013 as compared to 2012 resulted from lower initial markup on retail merchandise partially offset by lower freight and shrinkage.

2012 to 2013 Increase (Decrease) as a Percentage of Total Revenue
Lower initial markup on merchandise	0.6%
Freight	(0.2%)
Retail inventory shrinkage	(0.1%)

Labor and Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and other related expenses as a percentage of total revenue for the past three years:

	2014	2013	2012
Labor and other related expenses	36.0%	36.5%	36.8%

The year-to-year percentage change from 2013 to 2014 resulted from the following:

2013 to 2014 (Decrease) as a Percentage of Total Revenue
Store bonus expense	(0.3%)
Employee health care expenses	(0.1%)
Store hourly labor	(0.1%)

Lower store bonus expense in 2014 as compared to 2013 reflected lower performance against financial objectives in 2014 as compared to the prior year.

The decrease in our employee health care expenses as compared to the prior year is primarily the result of the reimbursement of approximately $4,700 for certain health care premiums related to the plan year ending December 31, 2013 partially offset by higher enrollment and higher net premium costs related to the plan year ending December 31, 2014.  During 2014, we recorded a receivable of $6,200 for reimbursement of certain health care premiums related to the plan year ending December 31, 2014 of which $3,600 reduced employee health care expenses in 2014.  We presently expect to record an additional reimbursement of approximately $2,000 to $4,000 in 2015 related to the plan year ending December 31, 2014.

The decrease in store hourly labor costs as a percentage of total revenue from 2013 to 2014 resulted from menu price increases being higher than wage inflation and improved productivity.

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

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes and general insurance.  The following table highlights other store operating expenses as a percentage of total revenue for the past three years:

	2014	2013	2012
Other store operating expenses	18.9%	18.2%	18.0%

The year-to-year percentage change from 2013 to 2014 resulted primarily from the following:

2013 to 2014 Increase as a Percentage of Total Revenue
Utilities	0.1%
Advertising	0.1%
Store manager conference expense	0.1%
Maintenance	0.1%

The increase in utilities expense from 2013 to 2014 resulted primarily from higher heating costs due to unseasonably cold weather experienced at many of our store locations during the winter months in 2014.

The increase in advertising expense from 2013 to 2014 resulted primarily from higher media spending. We plan to spend approximately 2.5% of our total revenue on advertising in 2015 compared to 2.4% of total revenue in 2014.

In the first quarter of 2014, we held a general manager conference which was attended by our store operations management team.  The last such conference was held during the first quarter of 2012 and the next conference is scheduled to be held in the first quarter of 2016.

Higher maintenance expenses resulted primarily from increases in lighting replacement costs, snow removal, kitchen equipment repairs and national inspection and repair programs.

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

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past three years:

	2014	2013	2012
General and administrative expenses	4.8%	5.4%	5.7%

The year-to-year percentage change from 2013 to 2014 resulted primarily from lower incentive compensation.  Lower incentive compensation in 2014 as compared to 2013 resulted primarily from lower performance against financial objectives as compared to the prior year and a decrease in the price of our common stock in 2014.

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

Interest Expense

The following table highlights interest expense for the past three years:

	2014	2013	2012
Interest expense	$17,557	$35,742	$44,687

The year-to-year decrease from 2013 to 2014 resulted primarily from lower interest rates because of the expiration of our seven-year interest rate swap on May 3, 2013, which had a fixed interest rate of 5.57% plus our credit spread and lower debt outstanding.

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

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2014	2013	2012
Effective tax rate	30.8%	29.3%	29.5%

The increase in our effective tax rate from 2013 to 2014 resulted primarily from the expiration of the Work Opportunity Tax Credit (“WOTC”) as of December 31, 2013.  The decrease in our effective tax rate from 2012 to 2013 resulted primarily from the retroactive extension by Congress of the WOTC through the end of calendar 2013 partially offset by the increase in pretax income.

We presently expect our effective tax rate for 2015 to be between 32% and 33%.  This estimate assumes that the WOTC, which expired on December 31, 2013, is not renewed.  We estimate that the renewal of the WOTC could reduce our provision for income taxes by $5,000 to $6,000 in 2015.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2014	2013	2012
Net cash provided by operating activities	$177,625	$208,499	$219,822
Net cash used in investing activities	(88,815)	(73,406)	(79,547)
Net cash used in financing activities	(91,167)	(165,337)	(40,587)
Net (decrease) increase in cash and cash equivalents	$(2,357)	$(30,244)	$99,688

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at August 2, 2013, was sufficient to finance all of our growth, dividend payments, working capital needs, share repurchases and other cash payment obligations in 2014.

We believe that cash at August 1, 2014, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility will be sufficient to finance our continuing operations, our continuing expansion plans and our expected dividend payments for 2015.

Cash Generated from Operations

The decrease in net cash flow provided by operating activities from 2013 to 2014 reflected the timing of payments for accounts payable and higher retail inventories. Higher retail inventories at the end of 2014 resulted primarily from the early receipt of holiday and other merchandise and lower than anticipated sales in 2014.  The decrease in net cash flow provided by operating activities from 2012 to 2013 reflected higher annual and long-term incentive bonus payments and related taxes made in 2013 as a result of the prior year’s performance and the timing of payments for income taxes partially offset by higher net income and the timing of payments for interest and accounts payable.

Capital Expenditures

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:

	2014	2013	2012
Capital expenditures, net of proceeds from insurance recoveries	$90,564	$73,961	$80,170

Our capital expenditures consisted primarily of costs of new store locations and capital expenditures for maintenance programs. The increase in capital expenditures from 2013 to 2014 resulted primarily from an increase in the number of new store locations acquired and under construction as compared to the prior year and higher maintenance capital expenditures due to our aging store base.  The decrease in capital expenditures from 2012 to 2013 resulted primarily from a decrease in the number of new store locations acquired and under construction as compared to the prior year partially offset by higher capital expenditures for operational initiatives and maintenance programs.

We estimate that our capital expenditures during 2015 will be between $100,000 and $110,000.  This estimate includes the acquisition of sites and construction costs of approximately six or seven new stores that will open during 2015, as well as acquisition and construction costs for store locations to be opened in 2016. We also expect to increase capital expenditures for maintenance programs related to our aging store base and technology and operational improvements, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our revolving credit facility, as necessary.

Borrowing Capacity and Debt Covenants

In July 2011, we entered into a five-year $750,000 credit facility (the “Credit Facility”) consisting of a $250,000 term loan (aggregate principal amount outstanding at both August 1, 2014 and August 2, 2013 was $187,500) and a $500,000 revolving credit facility (“the Revolving Credit Facility”).  The Credit Facility expires on July 8, 2016.  We currently plan to refinance the Credit Facility before the end of 2015.

The following table highlights our borrowing capacity and outstanding borrowings under the Revolving Credit Facility, our standby letters of credit and our borrowing availability under the Revolving Credit Facility as of August 1, 2014:

August 1, 2014
Borrowing capacity under the Revolving Credit Facility	$500,000
Less: Outstanding borrowings under the Revolving Credit Facility	212,500
Less: Standby letters of credit*	20,637
Borrowing availability under the Revolving Credit Facility	$266,863
*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the Revolving Credit Facility.

We prepaid our 2014 required principal payments under our term loan in 2013.  As a result, we did not make any debt payments under our Credit Facility in 2014.  We reduced our borrowings under our Credit Facility by $125,000 and $25,000 in 2013 and 2012, respectively, by making optional prepayments using excess cash generated from operations.  See “Material Commitments” below and Note 5 to our Consolidated Financial Statements for further information on our long-term debt.

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

During the first three quarters of 2014, we declared a quarterly dividend of $0.75 per share of our common stock.  Additionally, during the third quarter of 2014, we increased our quarterly dividend by 33% by declaring a dividend of $1.00 per share payable on August 5, 2014 to shareholders of record on July 18, 2014.

The following table highlights the dividends per share we paid for the last three years:

	2014	2013	2012
Dividends per share paid	$3.00	$1.90	$0.97

Our current criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our Credit Facility.  Under our Credit Facility, we may repurchase shares up to a maximum amount of $100,000 less the amount of dividends paid provided the liquidity requirements are met.  Subject to the limits imposed by the Credit Facility, in 2014, 2013 and 2012, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $50,000, $100,000 and $65,000, respectively.

The following table highlights our share repurchases for the last three years:

	2014	2013	2012
Shares of common stock repurchased	120,000	44,300	265,538
Cost of shares repurchased	$12,473	$3,570	$14,923

In 2014, related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net use of cash of $8,457.  In 2013 and 2012, proceeds received from the exercise of share-based compensation awards were $6,454 and $17,602, respectively.

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

The following table highlights our working capital:

	2014	2013	2012
Working capital (deficit)	$(14,789)	$(13,873)	$18,249

The change in working capital at August 1, 2014 compared to August 2, 2013 primarily reflected our current maturities on our debt, the increase in our dividend payable, an increase in deferred revenue related to the sales of our gift cards and the current portion of our interest rate swaps partially offset by higher retail inventory and the timing of payments for accounts payable and estimated income taxes.  The change in working capital at August 2, 2013 compared to August 3, 2012 primarily reflected a decrease in cash due to optional debt payments and higher dividend payments in 2013.

Off-Balance Sheet Arrangements

Other than various operating leases, which are disclosed more fully in “Material Commitments” below and Notes 2 and 9 to our Consolidated Financial Statements, we have no other material off-balance sheet arrangements.

Material Commitments

Our contractual cash obligations and commitments as of August 1, 2014, are summarized in the tables below:

		Payments due by Years
Contractual Obligations (a)	Total	2015	2016-2017	2018-2019	After 2019
Term loan (b)	$187,500	$25,000	$162,500	--	--
Revolving Credit Facility(b)	212,500	--	212,500	--	--
Operating leases (c)	755,649	60,569	92,800	$83,518	$518,762
Purchase obligations (d)	97,991	61,985	24,899	11,107	--
Other long-term obligations (e)	34,308	1,803	5,912	207	26,386
Total contractual cash obligations	$1,287,948	$149,357	$498,611	$94,832	$545,148

	Amount of Commitment Expirations by Years
	Total	2015	2016-2017	2018-2019	After 2019
Revolving Credit Facility(b)	$500,000	--	$500,000	--	--
Standby letters of credit(f)	20,637	$1,070	19,567	--	--
Guarantees (g)	659	111	235	$235	$78
Total commitments	$521,296	$1,181	$519,802	$235	$78

(a)	At August 1, 2014, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability. At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions. As such, the liability for uncertain tax positions of $31,391 is not included in the contractual cash obligations and commitments table above.

(b)	Our term loan is payable on or before July 8, 2016 and our Revolving Credit Facility expires on July 8, 2016. Even though our current credit facility expires in 2016, we have the intent and ability to refinance our debt to maintain a sufficient amount of outstanding borrowings during the terms of our interest rate swaps that expire in 2017, 2018 and 2019. Using projected interest rates, we anticipate having interest payments of $14,821, $29,042 and $28,080 in 2015, 2016-2017 and 2018-2019, respectively. The projected interest rates are our fixed rates under our interest rate swaps (see Note 6 to the Consolidated Financial Statements) plus our current credit spread of 1.50%. Based on our outstanding borrowings under our Revolving Credit Facility, our standby letters of credit at August 1, 2014 and our current unused commitment fee as defined in the Credit Facility, our unused commitment fees in 2015 and 2016 would be $668 and $629; however, the actual amount will differ based on actual usage of the Revolving Credit Facility in 2015 and 2016.
(c)	Includes base lease terms and certain optional renewal periods for which at the inception of the lease, it is reasonably assured that we will exercise.
(d)	Purchase obligations consist of purchase orders for food and retail merchandise; purchase orders for capital expenditures, supplies, other operating needs and other services; and commitments under contracts for maintenance needs and other services. We have excluded contracts that do not contain minimum purchase obligations. We excluded long-term agreements for services and operating needs that can be cancelled within 60 days without penalty. We included long-term agreements and certain retail purchase orders for services and operating needs that can be cancelled with more than 60 days notice without penalty only through the term of the notice. We included long-term agreements for services and operating needs that only can be cancelled in the event of an uncured material breach or with a penalty through the entire term of the contract. Because of the uncertainties of seasonal demands and promotional calendar changes, our best estimate of usage for food, supplies and other operating needs and services is ratably over either the notice period or the remaining life of the contract, as applicable, unless we had better information available at the time related to each contract.
(e)	Other long-term obligations include our Non-Qualified Savings Plan ($25,322, with a corresponding long-term asset to fund the liability; see Note 12 to the Consolidated Financial Statements), Deferred Compensation Plan ($2,868) and our long-term incentive plans ($6,118).
(f)	Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the Revolving Credit Facility.
(g)
Consists solely of guarantees associated with lease payments for two properties.  We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of those guarantees.

Recent Accounting Pronouncements Adopted and Not Yet Adopted

See Note 2 to the accompanying Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  None of the accounting guidance adopted and discussed in Note 2 had a significant impact on our consolidated financial statements.  The Company is currently evaluating the impact of adopting the accounting guidance discussed in Note 2 which the Company has not yet adopted.

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

We have not made any material changes in our methodology for assessing impairments during the past three years and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability programs. We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims (“IBNR”).  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses in the lower end of that range and discount them to present value using a risk-free interest rate based on projected timing of payments. We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.

Our group health plans combine the use of self-insured and fully-insured programs.  Benefits for any individual (employee or dependents) in the self-insured group health program are limited.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  We also record a liability for unpaid prescription drug claims based on historical experience.  The fully-insured portion of our health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.

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

Share-Based Compensation

Our share-based compensation primarily consists of nonvested stock awards and performance-based market stock units (“MSU Grants”).  Share-based compensation expense is recognized based on the grant date fair value and the achievement of performance conditions for certain awards.  We recognize share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or the date on which retirement eligibility is achieved, if shorter.

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

Beginning in 2014, our share-based compensation awards accrue dividends.  Dividends will be forfeited for any share-based compensation awards that do not vest.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our Credit Facility.  At both August 1, 2014 and August 2, 2013, our outstanding borrowings under our Credit Facility totaled $400,000 (see Note 5 to our Consolidated Financial Statements).  Loans under the Credit Facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 5, 6 and 9 to our Consolidated Financial Statements).  To manage this risk in a cost efficient manner, we have entered into interest rate swaps.  A summary of our interest rate swaps at August 1, 2014 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
August 10, 2010	May 3, 2013	2	$200,000	2.73%
July 25, 2011	May 3, 2013	2	50,000	2.00%
July 25, 2011	May 3, 2013	3	50,000	2.45%
September 19, 2011	May 3, 2013	2	25,000	1.05%
September 19, 2011	May 3, 2013	2	25,000	1.05%
December 7, 2011	May 3, 2013	3	50,000	1.40%
March 18, 2013	May 3, 2015	3	50,000	1.51%
April 8, 2013	May 3, 2015	2	50,000	1.05%
April 15, 2013	May 3, 2015	2	50,000	1.03%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.29%
June 18, 2014	May 3, 2015	4	40,000	2.51%
June 24, 2014	May 3, 2015	4	30,000	2.51%
July 1, 2014	May 5, 2015	4	30,000	2.43%

The notional amount for the interest rate swap entered into on June 18, 2014 increases by $40,000 each May over the four-year term of the interest rate swap beginning in May 2016 until the notional amount reaches $160,000 in May 2018.  The notional amounts for the interest rate swaps entered into on June 24, 2014 and July 1, 2014 increase by $30,000 each May over the four-year terms of the interest rate swaps beginning in May 2016 until the notional amounts each reach $120,000 in May 2018.

At both August 1, 2014 and August 2, 2013, our outstanding borrowings were swapped at a weighted average interest rate of 3.73%, which is the weighted average fixed rate of our interest rate swaps plus our current credit spread.  See Note 6 to our Consolidated Financial Statements for further discussion of our interest rate swaps.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2014 and 2013:

	Percentage of Food Purchases
	2014	2013
Beef	13%	13%
Dairy (including eggs)	12%	12%
Fruits and vegetables	12%	12%
Poultry	11%	11%
Pork	11%	11%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and its subsidiaries (the “Company”) as of August 1, 2014 and August 2, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended August 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cracker Barrel Old Country Store, Inc. and its subsidiaries as of August 1, 2014 and August 2, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 1, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 1, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 25, 2014

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
	(In thousands except share data)
ASSETS	August 1, 2014	August 2, 2013
Current Assets:
Cash and cash equivalents	$119,361	$121,718
Property held for sale	--	883
Accounts receivable	22,704	15,942
Income taxes receivable	2,973	--
Inventories	165,426	146,687
Prepaid expenses and other current assets	11,997	12,648
Deferred income taxes	7,188	4,316
Total current assets	329,649	302,194
Property and Equipment:
Land	303,933	299,995
Buildings and improvements	767,149	746,764
Buildings under capital leases	3,289	3,289
Restaurant and other equipment	506,323	484,013
Leasehold improvements	271,049	255,058
Construction in progress	15,378	8,704
Total	1,867,121	1,797,823
Less: Accumulated depreciation and amortization of capital leases	823,837	771,454
Property and equipment – net	1,043,284	1,026,369
Other assets	59,315	59,743
Total	$1,432,248	$1,388,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$98,477	$110,637
Current maturities of long-term debt	25,000	--
Taxes withheld and accrued	36,261	35,076
Accrued employee compensation	60,933	62,780
Accrued employee benefits	26,050	24,477
Deferred revenues	49,825	44,098
Dividend payable	23,838	17,847
Current interest rate swap liability	4,704	--
Other current liabilities	19,350	21,152
Total current liabilities	344,438	316,067
Long-term debt	375,000	400,000
Long-term interest rate swap liability	3,239	11,644
Other long-term obligations	123,221	120,073
Deferred income taxes	57,709	56,496
Commitments and Contingencies (Notes 9 and 15)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 2014 – 23,821,227 shares issued and outstanding; 2013 – 23,795,327
shares issued and outstanding	238	237
Additional paid-in capital	39,969	51,728
Accumulated other comprehensive loss	(4,733)	(6,612)
Retained earnings	493,167	438,673
Total shareholders’ equity	528,641	484,026
Total	$1,432,248	$1,388,306

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except share data) Fiscal years ended
	August 1, 2014	August 2, 2013	August 3, 2012

Total revenue	$2,683,677	$2,644,630	$2,580,195
Cost of goods sold	872,758	854,684	827,484
Gross profit	1,810,919	1,789,946	1,752,711
Labor and other related expenses	966,593	962,559	951,435
Other store operating expenses	506,533	482,601	464,130
Store operating income	337,793	344,786	337,146
General and administrative expenses	129,387	143,262	146,171
Operating income	208,406	201,524	190,975
Interest expense	17,557	35,742	44,687
Income before income taxes	190,849	165,782	146,288
Provision for income taxes	58,721	48,517	43,207
Net income	$132,128	$117,265	$103,081

Net income per share - basic	$5.55	$4.95	$4.47
Net income per share - diluted	$5.51	$4.90	$4.40

Basic weighted average shares outstanding	23,817,768	23,708,875	23,067,566
Diluted weighted average shares outstanding	23,966,015	23,948,321	23,408,126

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(In thousands) Fiscal years ended
	August 1, 2014	August 2, 2013	August 3, 2012

Net income	$132,128	$117,265	$103,081

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	3,058	23,620	17,223
Income tax expense	1,179	9,074	349
Other comprehensive income, net of tax	1,879	14,546	16,874
Comprehensive income	$134,007	$131,811	$119,955

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at July 29, 2011	22,840,974	$228	$7,081	$(38,032)	$298,757	$268,034
Comprehensive Income:
Net income	--	--	--	--	103,081	103,081
Other comprehensive income, net of tax	--	--	--	16,874	--	16,874
Total comprehensive income	--	--	--	16,874	103,081	119,955
Cash dividends declared - $1.15 per share	--	--	--	--	(26,915)	(26,915)
Share-based compensation	--	--	14,420	--	--	14,420
Issuance of share-based compensation awards,net of shares withheld for employee taxes	897,588	9	17,593	--	--	17,602
Tax benefit realized upon exercise of share-based compensation awards	--	--	4,502	--	--	4,502
Purchases and retirement of common stock	(265,538)	(3)	(14,920)	--	--	(14,923)
Balances at August 3, 2012	23,473,024	234	28,676	(21,158)	374,923	382,675
Comprehensive Income:
Net income	--	--	--	--	117,265	117,265
Other comprehensive income, net of tax	--	--	--	14,546	--	14,546
Total comprehensive income	--	--	--	14,546	117,265	131,811
Cash dividends declared - $2.25 per share	--	--	--	--	(53,515)	(53,515)
Share-based compensation	--	--	17,839	--	--	17,839
Issuance of share-based compensation awards,net of shares withheld for employee taxes	366,603	4	6,450	--	--	6,454
Tax benefit realized upon exercise of share-based compensation awards	--	--	2,332	--	--	2,332
Purchases and retirement of common stock	(44,300)	(1)	(3,569)	--	--	(3,570)
Balances at August 2, 2013	23,795,327	237	51,728	(6,612)	438,673	484,026
Comprehensive Income:
Net income	--	--	--	--	132,128	132,128
Other comprehensive income, net of tax	--	--	--	1,879	--	1,879
Total comprehensive income	--	--	--	1,879	132,128	134,007
Cash dividends declared - $3.25 per share	--	--	--	--	(77,634)	(77,634)
Share-based compensation	--	--	7,924	--	--	7,924
Issuance of share-based compensation awards, net of shares withheld for employee taxes	145,900	2	(8,459)	--	--	(8,457)
Tax benefit realized upon exercise of share-based compensation awards	--	--	1,248	--	--	1,248
Purchases and retirement of common stock	(120,000)	(1)	(12,472)	--	--	(12,473)
Balances at August 1, 2014	23,821,227	$238	$39,969	$(4,733)	$493,167	$528,641

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands)
	Fiscal years ended
	August 1, 2014	August 2, 2013	August 3, 2012
Cash flows from operating activities:
Net income	$132,128	$117,265	$103,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,389	66,120	64,467
Loss on disposition of property and equipment	5,163	4,057	2,702
Share-based compensation	7,924	17,839	14,420
Excess tax benefit from share-based compensation	(1,248)	(2,332)	(4,502)
Changes in assets and liabilities:
Accounts receivable	(6,762)	(1,333)	(2,330)
Income taxes receivable	(1,725)	--	7,898
Inventories	(18,739)	(3,420)	(1,720)
Prepaid expenses and other current assets	651	(1,243)	(2,405)
Other assets	(1,701)	(1,033)	(4,725)
Accounts payable	(12,160)	9,366	1,592
Taxes withheld and accrued	1,185	(4,628)	7,369
Accrued employee compensation	(1,847)	(4,143)	17,729
Accrued employee benefits	1,573	(2,069)	(2,701)
Deferred revenues	5,727	6,402	5,066
Other current liabilities	(1,960)	6,628	2,651
Other long-term obligations	3,865	5,895	9,973
Deferred income taxes	(2,838)	(4,872)	1,257
Net cash provided by operating activities	177,625	208,499	219,822
Cash flows from investing activities:
Purchase of property and equipment	(91,646)	(74,417)	(80,922)
Proceeds from insurance recoveries of property and equipment	1,082	456	752
Proceeds from sale of property and equipment	1,749	555	623
Net cash used in investing activities	(88,815)	(73,406)	(79,547)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	--	92,600
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(8,457)	6,454	17,602
Principal payments under long-term debt and other long-term obligations	(1)	(125,153)	(117,733)
Purchases and retirement of common stock	(12,473)	(3,570)	(14,923)
Deferred financing costs	--	--	(263)
Dividends on common stock	(71,484)	(45,400)	(22,372)
Excess tax benefit from share-based compensation	1,248	2,332	4,502
Net cash used in financing activities	(91,167)	(165,337)	(40,587)
Net (decrease) increase in cash and cash equivalents	(2,357)	(30,244)	99,688
Cash and cash equivalents, beginning of year	121,718	151,962	52,274
Cash and cash equivalents, end of year	$119,361	$121,718	$151,962

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$15,856	$29,959	$50,357
Income taxes	66,444	47,550	18,768

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$5,767	$6,852	$5,778
Change in fair value of interest rate swaps	3,058	23,620	17,223
Change in deferred tax asset for interest rate swaps	(1,179)	(9,074)	(349)
Dividends declared but not yet paid	23,997	17,847	9,732

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

2.  Summary of Significant Accounting Policies

GAAP – The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

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

Property held for sale – Property held for sale consists of real estate properties that the Company expects to sell within one year and is reported at the lower of carrying amount or fair value less costs to sell.  At August 2, 2013, property held for sale consisted of office space.

Accounts receivable – Accounts receivable represent their estimated net realizable value.  Accounts receivable are written off when they are deemed uncollectible.

Inventories – Inventories are stated at the lower of cost or market.  Cost of restaurant inventory is determined by the first‑in, first‑out (“FIFO”) method.  Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which uses average cost.  Approximately 70% to 75% of retail inventories are valued using RIM and the remaining retail inventories are valued using an average cost method.  See Note 4 for additional information regarding the components of inventory.

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

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight‑line and double‑declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Buildings under capital leases	15-25
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2014	2013	2012
Total depreciation expense	$67,620	$65,351	$63,705
Depreciation expense related to store operations*	62,746	60,574	58,423
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

Insurance – The Company self-insures a significant portion of its workers’ compensation and general liability programs.  The Company purchases insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates. The Company purchases insurance for individual general liability claims that exceed $500.

The Company records a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims (“IBNR”).  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of the Company’s third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, the Company performs limited scope actuarial studies on a quarterly basis to verify and/or modify the Company’s reserves. The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, the Company records the losses at the lower end of that range and discounts them to present value using a risk-free interest rate based on projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of its reserves.

The Company’s group health plans combine the use of self-insured and fully-insured programs.  Benefits for any individual (employee or dependents) in the self-insured program are limited.  The Company records a liability for the self-insured portion of its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  The Company also records a liability for unpaid prescription drug claims based on historical experience. The fully-insured portion of the Company’s health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.

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

Advertising expense for each of the three years was as follows:

	2014	2013	2012
Advertising expense	$63,707	$59,957	$56,198

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

Income taxes – The Company’s provision for income taxes includes employer tax credits for FICA taxes paid on employee tip income and other employer tax credits are accounted for by the flow-through method.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company recognizes (or derecognizes) a tax position taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained (or not sustained) upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company recognizes, net of tax, interest and estimated penalties related to uncertain tax positions in its provision for income taxes.  See Note 13 for additional information regarding income taxes.

Comprehensive income – Comprehensive income includes net income and the effective unrealized portion of the changes in the fair value of the Company’s interest rate swaps.

Net income per share – Basic consolidated net income per share is computed by dividing consolidated net income to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to stock options, nonvested stock awards and MSU Grants issued by the Company are calculated using the treasury stock method.  Outstanding employee and director stock options, nonvested stock awards and MSU Grants issued by the Company represent the only dilutive effects on diluted consolidated net income per share.  See Note 14 for additional information regarding net income per share.

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

Recent Accounting Pronouncements Adopted

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued accounting guidance which requires companies to disclose information about the nature of their rights of setoff and related arrangements associated with their financial instruments and derivative instruments to enable users of financial statements to understand the effect of those arrangements on their financial position.  Each company is required to provide both net and gross information in the notes to its financial statements for relevant assets and liabilities that are eligible for offset. In January 2013, the FASB issued additional accounting guidance which limited these disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement.  These disclosure requirements are effective for fiscal years beginning on or after January 1, 2013 on a retrospective basis.  The adoption of these disclosure requirements in the first quarter of 2014 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

Revenue Recognition

In May 2014, the FASB issued accounting guidance which clarifies the principles for recognizing revenue and provides a comprehensive model for revenue recognition.  Revenue recognition should depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.  This accounting guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years.  Early application is not permitted.  A company may apply this accounting guidance either retrospectively or using the cumulative effect transition method.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2018.

3.  Fair Value Measurements

Fair value for certain of the Company’s assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, a three level hierarchy for inputs is used.  These levels are:

•	Quoted Prices in Active Markets for Identical Assets (“Level 1”) – quoted prices (unadjusted) for an identical asset or liability in an active market.

•	Significant Other Observable Inputs (“Level 2”) – quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at August 1, 2014 were as follows:

	Level 1	Level 2	Level 3	Fair Value
Cash equivalents*	$63,068	$--	$--	$63,068
Interest rate swap asset (see Note 6)	--	240	--	240
Deferred compensation plan assets**	25,322	--	--	25,322
Total assets at fair value	$88,390	$240	$--	$88,630

Interest rate swap liability (see Note 6)	$--	$7,943	$--	$7,943
Total liabilities at fair value	$--	$7,943	$--	$7,943

The Company’s assets and liabilities measured at fair value on a recurring basis at August 2, 2013 were as follows:

	Level 1	Level 2	Level 3	Fair Value
Cash equivalents*	$57,767	$--	$--	$57,767
Interest rate swap asset (see Note 6)	--	883	--	883
Deferred compensation plan assets**	25,263	--	--	25,263
Total assets at fair value	$83,030	$883	$--	$83,913

Interest rate swap liability (see Note 6)	$--	$11,644	$--	$11,644
Total liabilities at fair value	$--	$11,644	$--	$11,644

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

The fair values of accounts receivable and accounts payable at August 1, 2014 and August 2, 2013, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at August 1, 2014 and August 2, 2013.

4.  Inventories

Inventories were comprised of the following at:

	August 1, 2014	August 2, 2013
Retail	$128,386	$112,736
Restaurant	22,371	20,214
Supplies	14,669	13,737
Total	$165,426	$146,687

5.  Debt

On July 9, 2011, the Company entered into a five-year $750,000 credit facility (the “Credit Facility”) consisting of a $250,000 term loan and a $500,000 revolving credit facility (the "Revolving Credit Facility”).

Long‑term debt consisted of the following at:

	August 1, 2014	August 2, 2013
Revolving Credit Facility expiring on July 8, 2016	$212,500	$212,500
Term loan payable on or before July 8, 2016	187,500	187,500
	400,000	400,000
Current maturities	25,000	--
Long-term debt	$375,000	$400,000

The aggregate maturities of long‑term debt subsequent to August 1, 2014 are as follows:

Year
2015	$25,000
2016	375,000
Total	$400,000

At August 1, 2014, the Company had $20,637 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 15).  At August 1, 2014, the Company had $266,863 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  At both August 1, 2014 and August 2, 2013, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.73% (see Note 6 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At August 1, 2014 and August 2, 2013, the Company was in compliance with all debt covenants.

The Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase. Provided there is no default existing and the Company’s availability under the Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “liquidity requirements”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock if the aggregate amount of dividends paid and shares repurchased in any fiscal year is less than the sum of (1) 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) and (2) provided the Company’s consolidated total leverage ratio is 3.25 to 1.00 or less, $100,000 (less the amount of any share repurchases during the current fiscal year)  In any event, as long as the liquidity requirements are met, dividends may be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

6.  Derivative Instruments and Hedging Activities

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps is fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at August 1, 2014 and August 2, 2013 was 1.50%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at August 1, 2014 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
August 10, 2010	May 3, 2013	2	$200,000	2.73%
July 25, 2011	May 3, 2013	2	50,000	2.00%
July 25, 2011	May 3, 2013	3	50,000	2.45%
September 19, 2011	May 3, 2013	2	25,000	1.05%
September 19, 2011	May 3, 2013	2	25,000	1.05%
December 7, 2011	May 3, 2013	3	50,000	1.40%
March 18, 2013	May 3, 2015	3	50,000	1.51%
April 8, 2013	May 3, 2015	2	50,000	1.05%
April 15, 2013	May 3, 2015	2	50,000	1.03%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.29%
June 18, 2014	May 3, 2015	4	40,000	2.51%
June 24, 2014	May 3, 2015	4	30,000	2.51%
July 1, 2014	May 5, 2015	4	30,000	2.43%

The notional amount for the interest rate swap entered into on June 18, 2014 increases by $40,000 each May over the four-year term of the interest rate swap beginning in May 2016 until the notional amount reaches $160,000 in May 2018.  The notional amounts for the interest rate swaps entered into on June 24, 2014 and July 1, 2014 increase by $30,000 each May over the four-year terms of the interest rate swaps beginning in May 2016 until the notional amounts each reach $120,000 in May 2018.

The estimated fair values of the Company’s derivative instruments were as follows:

(See Note 3)	Balance Sheet Location	August 1, 2014	August 2, 2013
Interest rate swaps	Other assets	$240	$883
Interest rate swaps	Current interest rate swap liability	$4,704	$--
Interest rate swaps	Long-term interest rate swap liability	3,239	11,644
Total liabilities		$7,943	$11,644

The following table summarizes the offsetting of the Company’s derivative assets in the Consolidated Balance Sheets at August 1, 2014 and August 2, 2013:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 3)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Interest rate swaps	$240	$1,159	$--	$(276)	$240	$883

The following table summarizes the offsetting of the Company’s derivative liabilities in the Consolidated Balance Sheets at August 1, 2014 and August 2, 2013:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 3)	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
Interest rate swaps	$8,441	$13,120	$(498)	$(1,476)	$7,943	$11,644

The estimated fair values of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk.  The adjustment related to the Company’s non-performance risk at August 1, 2014 and August 2, 2013 resulted in reductions of $62 and $123, respectively, in the total fair value of the interest rate swap asset and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax assets, and will be reclassified into earnings over the term of the underlying debt.  As of August 1, 2014, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $6,014.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for each of the three years:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	2014	2013	2012
Cash flow hedges:
Interest rate swaps	$3,058	$23,620	$17,223

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the year ended August 1, 2014:

AOCL balance at August 2, 2013	$(6,612)
Other comprehensive income before reclassifications	6,836
Amounts reclassified from AOCL into earnings	(4,957)
Other comprehensive income, net of tax	1,879
AOCL balance at August 1, 2014	$(4,733)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for each of the three years:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		2014	2013	2012
Cash flow hedges:
Interest rate swaps	Interest expense	$8,068	$20,773	$35,903

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the year ended August 1, 2014:

		Affected Line Item in the
Details about AOCL		Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(8,068)	Interest expense
Tax benefit	3,111	Provision for income taxes
	$(4,957)	Net of tax

Any portion of the fair value of the interest rate swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in 2014, 2013 and 2012.

7.  Share Repurchases

In 2014, 2013 and 2012, subject to a maximum amount as specified in the table below and the limits imposed by the Credit Facility, the Company was authorized to repurchase shares at management’s discretion.

The following table summarizes our share repurchases for the last three years:

	2014	2013	2012
Maximum aggregate purchase price	$50,000	$100,000	$65,000
Cost of shares repurchased	$12,473	$3,570	$14,923
Shares of common stock repurchased	120,000	44,300	265,538

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

Total revenue was comprised of the following at:

	2014	2013	2012
Restaurant	$2,137,405	$2,104,768	$2,054,127
Retail	546,272	539,862	526,068
Total revenue	$2,683,677	$2,644,630	$2,580,195

9.  Leases

As of August 1, 2014, the Company operated 216 stores in leased facilities and also leased certain land, a retail distribution center and advertising billboards.

Rent expense under operating leases, including the sale-leaseback transactions discussed below, for each of the three years was:

Year	Minimum	Contingent	Total
2014	$71,123	$242	$71,365
2013	70,095	232	70,327
2012	67,651	276	67,927

The following is a schedule by year of the future minimum rental payments required under the Company’s operating leases as of August 1, 2014:

Year	Total
2015	$60,569
2016	48,942
2017	43,858
2018	41,592
2019	41,926
Later years	518,762
Total	$755,649

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

The Company leases 65 of its stores pursuant to a sale-leaseback transaction which closed in 2000.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased stores.  At August 1, 2014 and August 2, 2013, the Company was in compliance with these covenants.

10.  Share-Based Compensation

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

The Company has one active compensation plan, the 2010 Omnibus Incentive Compensation Plan (the “2010 Omnibus Plan”), for employees and non-employee directors which authorizes the granting of nonvested stock awards, performance-based MSU Grants, stock options and other types of share-based awards. The Company also has stock options and nonvested stock outstanding under two other compensation plans (“Prior Plans”) in which no future grants may be made.

The 2010 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,500,000 shares of the Company’s common stock.  However, this share reserve is increased by shares awarded under this and Prior Plans which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation.  Additionally, this share reserve was decreased by shares granted from Prior Plans after July 30, 2010 until December 1, 2010.  At August 1, 2014, the number of shares authorized for future issuance under the Company’s active plan is 1,169,019.

The following table summarizes the number of outstanding awards under each plan at August 1, 2014:

2010 Omnibus Plan	254,188
Amended and Restated Stock Option Plan	41,184
2002 Omnibus Incentive Compensation Plan	49,948
Total	345,320

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

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at August 1, 2014:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2013 LTPP	2013 – 2014	2 or 3
2014 LTPP	2014 – 2015	2 or 3

The following table summarizes the shares that have been accrued under the 2013 LTPP and 2014 LTPP at August 1, 2014:

2013 LTPP	62,426
2014 LTPP	17,441

A summary of the Company’s nonvested stock activity as of August 1, 2014, and changes during 2014 are presented in the following table:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at August 2, 2013	82,854	$59.83
Granted	165,921	101.45
Vested	(184,710)	94.29
Forfeited	--	--
Unvested at August 1, 2014	64,065	$68.25

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2014	2013	2012
Total fair value of nonvested stock	$17,417	$7,445	$12,981

Performance-Based Market Stock Units

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

The fair value of the MSU Grants is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  This model uses the average prices for the 60-consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period. This model also incorporates the following ranges of assumptions:

•	The expected volatility is a blend of implied volatility based on market-traded options on our stock and historical volatility of our stock over the period commensurate with the three-year performance period.
•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.
•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the three-year performance period.

The following assumptions were used in determining the fair value for the Company’s MSU Grants:

		Year Ended
	August 1, 2014	August 2, 2013	August 3, 2012
Dividend yield***	--	3.0%	2.2%
Expected volatility	25%	27%	45%
Risk-free interest rate range	0.7% - 0.8%	0.3%	0.3%
***Dividends accrue on the 2014 MSU Grants. Dividends will be forfeited for any 2014 MSU Grants that do not vest.

The following table summarizes the shares that have been accrued under the 2012 MSU Grants, the 2013 MSU Grants and 2014 MSU Grants at August 1, 2014:

Shares
2012 MSU Grants	69,438
2013 MSU Grants	35,921
2014 MSU Grants	8,897

Stock Options

Prior to 2012, stock options were granted with an exercise price equal to the market price of the Company’s stock on the grant date; those option awards generally vest at a cumulative rate of 33% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.  No stock options were granted in 2012, 2013 or 2014.

A summary of the Company’s stock option activity as of August 1, 2014, and changes during 2014 are presented in the following table:

Fixed Options	Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 2, 2013	101,138	$37.12
Granted	--	--
Exercised	(2,423)	36.70
Forfeited	--	--
Canceled	(11,583)	40.01
Outstanding at August 1, 2014	87,132	$36.75	1.95	$5,220
Exercisable	87,132	$36.75	1.95	$5,220

The following table summarizes the total intrinsic values of options exercised during each of the three years:

	2014	2013	2012
Total intrinsic values of options exercised*	$169	$10,526	$14,859
*The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2014	2013	2012
Nonvested stock awards	$5,762	$15,416	$11,440
MSU Grants	2,162	2,335	1,690
Stock options	--	88	1,290
Total compensation expense	$7,924	$17,839	$14,420

The following table highlights the total unrecognized compensation expense related to nonvested stock and MSU Grants and the weighted-average periods over which the expense is expected to be recognized as of August 1, 2014:

	Nonvested Stock	MSU Grants
Total unrecognized compensation	$1,959	$2,745
Weighted-average period in years	1.69	1.71

The following table highlights the total income tax benefit recognized in the Consolidated Statements of Income for each of the three years:

	2014	2013	2012
Total income tax benefit	$2,438	$5,221	$4,254

During 2014, the Company issued 145,900 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net reduction to shareholders’ equity of $8,457.  The excess tax benefit realized upon exercise of share-based compensation awards was $1,248.

11. Shareholder Rights Plan

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

At August 1, 2014, none of the Rights were exercisable.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock.  In 2014, 2013 and 2012, the Company matched 25% of employee contributions for each participant in either plan up to a total of 6% of the employee’s compensation.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $25,322 is included in other assets and the related liability to the participants of $25,322 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2014	2013	2012
401(k) Savings Plan	$2,167	$2,180	$2,026
Non-Qualified Savings Plan	253	241	283

13.  Income Taxes

The components of the provision for income taxes for each of the three years were as follows:

	2014	2013	2012
Current:
Federal	$53,713	$44,853	$34,074
State	4,597	4,375	7,928
Deferred:
Federal	(2,863)	(4,365)	886
State	3,274	3,654	319
Total provision for income taxes	$58,721	$48,517	$43,207

A reconciliation of the Company’s provision for income taxes and income taxes based on the statutory U.S. federal rate of 35% was as follows:

	2014	2013	2012
Provision computed at federal statutory income tax rate	$66,797	$58,024	$51,201
State and local income taxes, net of federal benefit	5,029	5,698	6,424
Employer tax credits for FICA taxes paid on employee tip income	(9,962)	(9,635)	(9,114)
Other employer tax credits	(3,781)	(5,927)	(4,938)
Other-net	638	357	(366)
Total provision for income taxes	$58,721	$48,517	$43,207

Significant components of the Company’s net deferred tax liability consisted of the following at:

	August 1, 2014	August 2, 2013
Deferred tax assets:
Compensation and employee benefits	$10,858	$16,750
Deferred rent	14,900	13,535
Accrued liabilities	13,942	12,766
Insurance reserves	11,944	12,091
Inventory	6,212	5,669
Other	3,172	4,437
Deferred tax assets	$61,028	$65,248

Deferred tax liabilities:
Property and equipment	$88,543	$94,179
Inventory	13,415	13,700
Other	9,591	9,550
Deferred tax liabilities	111,549	117,429
Net deferred tax liability	$50,521	$52,181

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets.  As of August 1, 2014 and August 2, 2013, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $22,832 and $20,972, respectively.  Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	August 1, 2014	August 2, 2013	August 3, 2012
Balance at beginning of year	$20,972	$18,098	$14,167
Tax positions related to the current year:
Additions	3,989	3,731	3,326
Reductions	--	--	--
Tax positions related to the prior year:
Additions	1,400	191	2,556
Reductions	(1,630)	(280)	(1,043)
Settlements	(755)	--	--
Expiration of statute of limitations	(1,144)	(768)	(908)
Balance at end of year	$22,832	$20,972	$18,098

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate.  The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2014	2013	2012
Uncertain tax positions	$14,840	$13,631	$11,764

The Company had $8,559, $7,869 and $6,605 in interest and penalties accrued as of August 1, 2014, August 2, 2013, and August 3, 2012, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $691, $1,264 and $1,225 in its provision for income taxes in August 1, 2014, August 2, 2013 and August 3, 2012, respectively.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at August 1, 2014 by approximately $2,000 to $4,000 within the next twelve months.  At August 1, 2014, the Company was subject to income tax examinations for its U.S. federal income taxes after 2010 and for state and local income taxes generally after 2010.

14.  Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2014	2013	2012
Net income per share numerator	$132,128	$117,265	$103,081

Net income per share denominator:
Basic weighted average shares outstanding	23,817,768	23,708,875	23,067,566
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	148,247	239,446	340,560
Diluted weighted average shares outstanding	23,966,015	23,948,321	23,408,126

15.  Commitments and Contingencies

During 2014 and through September 25, 2014, the Company was served with several claims filed as a putative collective action alleging violations of the Fair Labor Standards Act (“FLSA”).  The Company believes these claims are without merit and intends to vigorously defend these lawsuits.  These proceedings remain in the early stages.  At this time, the Company cannot reasonably estimate the likely results of these lawsuits or the economic effects of these lawsuits on the Company, though an adverse outcome could be material to the Company’s results of operations or financial position.  See “Item 3. Legal Proceedings” of Part I of this Annual Report on Form 10-K for further information related to these claims.

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of August 1, 2014, the Company had $20,637 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 5).

As of August 1, 2014, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of those guarantees, and therefore, no provision has been recorded in the Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third parties by the primary obligors under such lease agreements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  At August 1, 2014, the Company recorded a liability of $252 in the Consolidated Balance Sheet related to legal costs.  The Company believes that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no additional liability has been recorded in the Consolidated Balance Sheets.

16. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2014 and 2013 are summarized as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Total revenue	$649,141	$698,491	$643,298	$692,747
Gross profit	443,212	455,476	441,791	470,440
Income before income taxes	39,830	54,235	40,886	55,898
Net income	27,160	37,055	28,728	39,185
Net income per share – basic	$1.14	$1.56	$1.21	$1.65
Net income per share – diluted	$1.14	$1.55	$1.20	$1.63
2013
Total revenue	$627,451	$702,671	$640,407	$674,101
Gross profit	429,593	458,484	438,425	463,444
Income before income taxes	34,596	46,904	33,978	50,304
Net income	23,192	35,168	24,602	34,303
Net income per share – basic	$0.98	$1.48	$1.04	$1.44
Net income per share – diluted	$0.97	$1.47	$1.02	$1.43

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of August 1, 2014, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended August 1, 2014 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  We have concluded that our internal control over financial reporting was effective as of August 1, 2014, based on these criteria.

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
Lawrence E. Hyatt
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and its subsidiaries (the “Company”) as of August 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 1, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended August 1, 2014, and our report dated September 25, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 25, 2014

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2014 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions—Code of Ethics.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2014 Proxy Statement:  “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2014 Proxy Statement.  No other portion of the section of the 2014 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of September, 2014.

CRACKER BARREL OLD COUNTRY STORE, INC.

By:	/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 25th day of September, 2014.

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

4(d)	Rights Agreement, dated as of April 9, 2012, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (4)

4(e), 10(b)	First Amendment to Credit Agreement, dated as of April 24, 2012 (5)

4(f), 10(c)	Second Amendment to Credit Agreement, dated as of May 31, 2013 (6)

10(d)	CBRL Group, Inc. 2000 Non-Executive Stock Option Plan† (7)

10(e)	Cracker Barrel Old Country Store, Inc. 1989 Stock Option Plan for Non‑Employee Directors† (8)

10(f)	CBRL Group, Inc. Form of Restricted Stock Award Notice† (9)

10(g)	Form of Stock Option Award under the CBRL Group, Inc. 2002 Omnibus Incentive Compensation Plan† (10)

10(h)	Change in Control Agreement with Edward A. Greene, dated June 22, 2006, as amended May 22, 2012† (11)

10(i)	Change in Control Agreement with Christopher A. Ciavarra, dated February 1, 2010, as amended May 22, 2012†*

10(j)	Form of Change in Control Agreement with Lawrence E. Hyatt, effective January 3, 2011, as amended May 22, 2012† (12)

10(k)	Form of Change in Control and Severance Agreement between Cracker Barrel Old Country Store, Inc. and certain of its named officers† (13)

10(l)	Schedule identifying material differences among the Change in Control and Severance Agreements† (14)

10(m)
Master Lease, dated July 21, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 21 Cracker Barrel Old Country Store® sites (15)

10(n)	Master Lease, dated July 31, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of nine Cracker Barrel Old Country Store® sites**

10(o)	Master Lease, dated July 31, 2000, between Country Stores Property II, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 23 Cracker Barrel Old Country Store® sites**

10(p)	Master Lease, dated July 31, 2000, between Country Stores Property III, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 12 Cracker Barrel Old Country Store® sites**

10(q)	Cracker Barrel Old Country Store, Inc. Amended and Restated Stock Option Plan (as amended to date)† (16)

10(r)	Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (17)

10(s)	Amendment No. 1 to Retention Agreement with Sandra B. Cochran, dated March 11, 2009, as amended September 12, 2011† (18)

10(t)	Cracker Barrel Old Country Store, Inc. 2002 Omnibus Incentive Compensation Plan (as amended to date)† (19)

10(u)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (20)

10(v)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (21)

10(w)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2012 Long-Term Performance Plan† (22)

10(x)	Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (23)

10(y)	Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (24)

10(z)	Amendment to Deferred Compensation Plan†(25)

10(aa)	Executive Employment Agreement with Sandra B. Cochran, dated as of September 12, 2011† (26)

10(bb)	Executive Employment Agreement with Sandra B. Cochran, dated as of September 26, 2013† (27)

10(cc)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2013 Long-Term Incentive Program† (28)

10(dd)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2014 Annual Bonus Plan† (29)

10(ee)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2014 Long-Term Incentive Program† (30)

10(ff)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (31)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 11, 2011.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 10, 2012.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 26, 2012.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 3, 2013.

(7)	Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended August 2, 2002.

(8)	Incorporated by reference to Exhibit 10.4 to the Company’s Post Effective Amendment No. 1 to Form S-8 filed on January 17, 2012.

(9)	Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2005.

(10)	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2005.

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2006.

(12)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 17, 2010.

(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2012.

(14)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2012.

(15)	Incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2000.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 30, 2009.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2009.

(18)	Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 29, 2010.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010.

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 2, 2011.

(23)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(24)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(25)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 15, 2011.

(27)	Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended August 2, 2013.

(28)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 3, 2012.

(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013.

(30)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013.

(31)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013.

•	Document not filed because essentially identical in terms and conditions to Exhibit 10(h).
**	Document not filed because essentially identical in terms and conditions to Exhibit 10(m).
†	Denotes management contract or compensatory plan, contract or arrangement.