Form 10-Q
period 2014-10-31
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2014-11-25
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the transition period ________from to_____________

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

23,913,881 Shares of Common Stock
Outstanding as of November 18, 2014

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended October 31, 2014

Index
PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	October 31, 2014	August 1, 2014*
Current Assets:
Cash and cash equivalents	$105,851	$119,361
Accounts receivable	15,672	22,704
Income taxes receivable	--	2,973
Inventories	177,741	165,426
Prepaid expenses and other current assets	16,603	11,997
Deferred income taxes	6,613	7,188
Total current assets	322,480	329,649
Property and equipment	1,878,980	1,867,121
Less: Accumulated depreciation and amortization of capital leases	837,774	823,837
Property and equipment – net	1,041,206	1,043,284
Other assets	60,341	59,315
Total assets	$1,424,027	$1,432,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$92,401	$98,477
Current maturities of long-term debt	25,000	25,000
Income taxes payable	10,258	--
Current interest rate swap liability	3,212	4,704
Other current liabilities	199,461	216,257
Total current liabilities	330,332	344,438
Long-term debt	368,750	375,000
Long-term interest rate swap liability	5,388	3,239
Other long-term obligations	124,365	123,221
Deferred income taxes	57,031	57,709

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,905,172 shares issued and outstanding at October 31, 2014, and 23,821,227 shares issued and outstanding at August 1, 2014	239	238
Additional paid-in capital	39,947	39,969
Accumulated other comprehensive loss	(5,209)	(4,733)
Retained earnings	503,184	493,167
Total shareholders’ equity	538,161	528,641
Total liabilities and shareholders’ equity	$1,424,027	$1,432,248

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 1, 2014, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2014.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	October 31, 2014	November 1, 2013

Total revenue	$683,428	$649,141

Cost of goods sold	222,295	205,929
Gross profit	461,133	443,212

Labor and other related expenses	242,327	236,747
Other store operating expenses	130,172	125,341
Store operating income	88,634	81,124

General and administrative expenses	33,192	36,887
Operating income	55,442	44,237

Interest expense	4,424	4,407
Income before income taxes	51,018	39,830

Provision for income taxes	16,994	12,670

Net income	$34,024	$27,160

Net income per share:
Basic	$1.43	$1.14
Diluted	$1.42	$1.14

Weighted average shares:
Basic	23,862,195	23,817,436
Diluted	24,001,438	23,925,088

Dividends declared per share	$1.00	$0.75

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended
	October 31, 2014	November 1, 2013

Net income	$34,024	$27,160

Other comprehensive loss before income tax benefit:
Change in fair value of interest rate swaps	(775)	(128)
Income tax benefit	299	50
Other comprehensive loss, net of tax	(476)	(78)
Comprehensive income	$33,548	$27,082

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	October 31, 2014	November 1, 2013
Cash flows from operating activities:
Net income	$34,024	$27,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,511	16,477
Loss on disposition of property and equipment	2,170	877
Share-based compensation	2,735	2,820
Excess tax benefit from share-based compensation	(1,963)	(568)
Changes in assets and liabilities:
Inventories	(12,315)	(26,609)
Other current assets	7,362	(4,053)
Accounts payable	(6,076)	(16,943)
Other current liabilities	(6,724)	(5,735)
Other long-term assets and liabilities	5	(2,657)
Net cash provided by (used in) operating activities	36,729	(9,231)

Cash flows from investing activities:
Purchase of property and equipment	(18,437)	(17,686)
Proceeds from insurance recoveries of property and equipment	18	564
Proceeds from sale of property and equipment	1,007	144
Net cash used in investing activities	(17,412)	(16,978)

Cash flows from financing activities:
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(4,719)	(8,214)
Principal payments under long-term debt and other long-term obligations	(6,250)	(1)
Purchases and retirement of common stock	--	(12,473)
Dividends on common stock	(23,821)	(17,847)
Excess tax benefit from share-based compensation	1,963	568
Net cash used in financing activities	(32,827)	(37,967)

Net decrease in cash and cash equivalents	(13,510)	(64,176)
Cash and cash equivalents, beginning of period	119,361	121,718
Cash and cash equivalents, end of period	$105,851	$57,542

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,914	$4,135
Income taxes	$304	$7,091

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$2,769	$2,577
Change in fair value of interest rate swaps	$(775)	$(128)
Change in deferred tax asset for interest rate swaps	$299	$50
Dividends declared but not yet paid	$24,183	$17,958

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

The condensed consolidated balance sheets at October 31, 2014 and August 1, 2014 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended October 31, 2014 and November 1, 2013, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 1, 2014 (the “2014 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2014 Form 10-K.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

Recent Accounting Pronouncements Not Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition.  This accounting guidance is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years on a prospective basis.  The Company is currently evaluating the impact of adopting this accounting guidance, but it is not expected to have a significant impact on the Company’s consolidated financial position or results of operations upon adoption in the first quarter of 2016.

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

Index
2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at October 31, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$32,068	$--	$--	$32,068
Interest rate swap asset (see Note 5)	--	122	--	122
Deferred compensation plan assets**	26,397	--	--	26,397
Total assets at fair value	$58,465	$122	$--	$58,587

Interest rate swap liability (see Note 5)	$--	$8,600	$--	$8,600
Total liabilities at fair value	$--	$8,600	$--	$8,600

The Company’s assets and liabilities measured at fair value on a recurring basis at August 1, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$63,068	$--	$--	$63,068
Interest rate swap asset (see Note 5)	--	240	--	240
Deferred compensation plan assets**	25,322	--	--	25,322
Total assets at fair value	$88,390	$240	$--	$88,630

Interest rate swap liability (see Note 5)	$--	$7,943	$--	$7,943
Total liabilities at fair value	$--	$7,943	$--	$7,943

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at October 31, 2014 and August 1, 2014.

3.	Inventories

Inventories were comprised of the following at:

	October 31, 2014	August 1, 2014
Retail	$136,739	$128,386
Restaurant	24,617	22,371
Supplies	16,385	14,669
Total	$177,741	$165,426

Index
4.	Debt

Long‑term debt consisted of the following at:

	October 31, 2014	August 1, 2014
Revolving credit facility expiring on July 8, 2016	$212,500	$212,500
Term loan payable on or before July 8, 2016	181,250	187,500
	393,750	400,000
Current maturities	25,000	25,000
Long-term debt	$368,750	$375,000

The Company’s $750,000 credit facility (the “Credit Facility”) consists of a $250,000 term loan and a $500,000 revolving credit facility (the “Revolving Credit Facility”).  At October 31, 2014, the Company had $212,500 of outstanding borrowings under the Revolving Credit Facility and $20,152 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 11 for more information on the Company’s standby letters of credit).  At October 31, 2014, the Company had $267,348 in borrowing availability under the Revolving Credit Facility.

In accordance with the Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Credit Facility.  As of October 31, 2014, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.73% (see Note 5 for information on the Company’s interest rate swaps).

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At October 31, 2014, the Company was in compliance with all debt covenants.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s weighted average credit spread at October 31, 2014 was 1.50%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

Index
A summary of the Company’s interest rate swaps at October 31, 2014 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of October 31, 2014 and August 1, 2014 were as follows:

(See Note 2)	Balance Sheet Location	October 31, 2014	August 1, 2014
Interest rate swaps	Other assets	$122	$240

Interest rate swaps	Current interest rate swap liability	$3,212	$4,704
Interest rate swaps	Long-term interest rate swap liability	$5,388	$3,239
	Total	$8,600	$7,943

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at October 31, 2014 and August 1, 2014:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	October 31, 2014	August 1, 2014	October 31, 2014	August 1, 2014	October 31, 2014	August 1, 2014
Interest rate swaps	$122	$240	$--	$--	$122	$240

Index

The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at October 31, 2014 and August 1, 2014:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	October 31, 2014	August 1, 2014	October 31, 2014	August 1, 2014	October 31, 2014	August 1, 2014
Interest rate swaps	$8,747	$8,441	$(147)	$(498)	$8,600	$7,943

The estimated fair value of the Company’s interest rate swap assets and liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at October 31, 2014 and August 1, 2014 resulted in reductions of $47 and $62, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of October 31, 2014, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $5,501.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the quarter ended October 31, 2014 and the year ended August 1, 2014:

	Amount of (Loss) Income Recognized in AOCL on Derivatives (Effective Portion)
	Quarter Ended	Year Ended
Cash flow hedges:
Interest rate swaps	$(775)	$3,058

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters ended October 31, 2014 and November 1, 2013:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended
		October 31, 2014	November 1, 2013
Cash flow hedges:
Interest rate swaps	Interest expense	$2,005	$2,041

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the quarters ended October 31, 2014 and November 1, 2013.

6.	Shareholders’ Equity

During the quarter ended October 31, 2014, the Company issued 83,945 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net reduction to shareholders’ equity of $4,719.

During the quarter ended October 31, 2014, total share-based compensation expense was $2,735.  The excess tax benefit realized upon exercise of share-based compensation awards was $1,963.

During the quarter ended October 31, 2014, the Company paid dividends of $1.00 per share of its common stock.  During the first quarter of 2015, the Company declared a regular dividend of $1.00 per share of its common stock that was paid on November 5, 2014 to shareholders of record on October 17, 2014.

Index
The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the quarter ended October 31, 2014 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at August 1, 2014	$(4,733)
Other comprehensive income before reclassifications	756
Amounts reclassified from AOCL	(1,232)
Other comprehensive loss, net of tax	(476)
AOCL balance at October 31, 2014	$(5,209)

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter ended October 31, 2014:

Details about AOCL	Amount Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(2,005)	Interest expense
Tax benefit	773	Provision for income taxes
	$(1,232)	Net of tax

7.	Seasonality

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

Cracker Barrel stores represent a single, integrated operation with two related and substantially integrated product lines.  The operating expenses of the restaurant and retail product lines of a Cracker Barrel store are shared and are indistinguishable in many respects.  Accordingly, the Company currently manages its business on the basis of one reportable operating segment.  All of the Company’s operations are located within the United States.  Total revenue was comprised of the following for the specified periods:

	Quarter Ended
	October 31, 2014	November 1, 2013
Revenue:
Restaurant	$546,707	$521,947
Retail	136,721	127,194
Total revenue	$683,428	$649,141

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended
	October 31, 2014	November 1, 2013
Nonvested stock awards	$2,156	$2,510
Performance-based market stock units (“MSU Grants”)	579	310
	$2,735	$2,820

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	October 31, 2014	November 1, 2013
Net income per share numerator	$34,024	$27,160

Net income per share denominator:
Weighted average shares	23,862,195	23,817,436
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	139,243	107,652
Diluted weighted average shares	24,001,438	23,925,088

11.	Commitments and Contingencies

During 2014 and through September 25, 2014, the Company was served with several claims filed as a putative collective action alleging violations of the Fair Labor Standards Act (“FLSA”).  The Company believes it has meritorious defenses to these claims and intends to vigorously defend these lawsuits.  These proceedings remain in the early stages and include attempts to resolve through mediation. In November 2014, the Company extended a confidential settlement offer during mediation and recorded a provision at October 31, 2014 related to certain claims in one of the lawsuits.  The Company believes the confidential settlement offer is immaterial to the Company’s consolidated results of operations and financial position.  With the exception of the provision recorded at October 31, 2014, no other provision for any potential liability has been made in the condensed consolidated financial statements of the Company related to these proceedings though an adverse outcome could be material to the Company’s results of operations or financial position.  See “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for further information related to these claims.

In addition to the matters described above, the Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of October 31, 2014, the Company had $20,152 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At October 31, 2014, the Company is secondarily liable for lease payments associated with one property.  The Company is not aware of any non-performance under this lease arrangement that would result in the Company having to perform in accordance with the terms of this guarantee; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangement.

Index
The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  At October 31, 2014 and November 1, 2013, the Company recorded a liability in the Condensed Consolidated Balance Sheets related to legal costs.  The Company believes that the amount recorded is immaterial to the Company’s consolidated results of operations and financial position and that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no additional liability has been recorded in the Condensed Consolidated Balance Sheets.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At October 31, 2014, we operated 633 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2014 (the “2014 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2014 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 21-25 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength in 2015 to grow guest sales and profits.  Our long-term strategy includes the following:

•	Enhancing the core business by increasing our brand’s relevance to customers in order to drive guest traffic and sales in both restaurant and retail, implementing geographic pricing tiers to optimize average check and re-engineering store processes to increase operating margin;.

•	Expanding the footprint through continued use of our proven site selection tools, introducing a new and more efficient building and equipment prototype and the selective entry into new markets; and

•	Extending the brand by building on the initial success of our licensing business, leveraging our brand strengths into a new fast casual concept and growing our retail business into an omni-channel business.

Our four priorities for 2015 are to:

•	Extend the reach of the brand to drive traffic and sales in both our restaurant and retail businesses;

•	Optimize average guest check through the implementation of geographic pricing tiers;

•	Apply technology and process enhancements to drive store operating margins; and

•	Further grow our store base with the opening of six to seven new stores.

We believe that our results for the first quarter of 2015 reflect our initial success in implementing these priorities.  In the first quarter of 2015, we outperformed traffic and sales of our peers in the Knapp-Track™ Casual Dining Index for the twelfth consecutive quarter.   We also implemented our new plate presentation initiative which is expected to reduce the number of dishes used in our operations and reduce our labor costs, improved operating margins and opened two new stores.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended October 31, 2014 as compared to the same period in the prior year:

	Quarter Ended
	October 31, 2014	November 1, 2013
Total revenue	100.0%	100.0%
Cost of goods sold	32.5	31.7
Gross profit	67.5	68.3
Labor and other related expenses	35.5	36.5
Other store operating expenses	19.0	19.3
Store operating income	13.0	12.5
General and administrative expenses	4.9	5.7
Operating income	8.1	6.8
Interest expense	0.6	0.7
Income before income taxes	7.5	6.1
Provision for income taxes	2.5	1.9
Net income	5.0%	4.2%

The following table sets forth the number of stores in operation at the beginning and end of the quarters ended October 31, 2014 and November 1, 2013, respectively:

	Quarter Ended
	October 31, 2014	November 1, 2013
Open at beginning of period	631	624
Opened during period	2	1
Open at end of period	633	625

Index
Total Revenue

Total revenue for the first quarter of 2015 increased 5.3% compared to the first quarter of 2014.

The following table highlights the key components of revenue for the quarter ended October 31, 2014 as compared to the quarter ended November 1, 2013:

	Quarter Ended
	October 31, 2014	November 1, 2013
Revenue in dollars:
Restaurant	$546,707	$521,947
Retail	136,721	127,194
Total revenue	$683,428	$649,141
Total revenue by percentage relationships:
Restaurant	80.0%	80.4%
Retail	20.0%	19.6%
Average unit volumes(1):
Restaurant	$864.3	$836.1
Retail	216.2	203.7
Total revenue	$1,080.5	$1,039.8
Comparable store sales increase:
Restaurant	3.3%	2.8%
Retail	6.1%	2.5%
Restaurant and retail	3.8%	2.7%

(1)Average unit volumes include sales of all stores.

For the first quarter of 2015, our comparable store restaurant sales increase consisted of a 2.5% average check increase for the quarter (including a 2.1% average menu price increase) and a 0.8% guest traffic increase.  For the first quarter of 2015, our comparable store retail sales increase resulted primarily from strong performance in bed and bath, décor and apparel merchandise categories and the increase in guest traffic. Restaurant and retail sales from newly opened stores accounted for the balance of the total revenue increase in the first quarter of 2015 as compared to the same period in the prior year.

Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts and as percentages of revenues for the first quarter of 2015 as compared to the same period in the prior year:

	Quarter Ended
	October 31, 2014	November 1, 2013
Cost of Goods Sold in dollars:
Restaurant	$153,418	$142,596
Retail	68,877	63,333
Total Cost of Goods Sold	$222,295	$205,929
Cost of Goods Sold by percentage of revenue:
Restaurant	28.1%	27.3%
Retail	50.4%	49.8%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to a shift to higher cost menu items, commodity food inflation and higher food waste partially offset by our menu price increase referenced above.  Higher cost menu items and higher food waste accounted for increases of 0.5% and 0.2%, respectively, in restaurant cost of goods sold as a percentage of restaurant revenue.  Commodity inflation was 3.7% in the first quarter of 2015.

We presently expect the rate of commodity inflation to be approximately 4% to 4.5% for 2015.

Index

The increase in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2015 as compared to the prior year quarter resulted from higher markdowns partially offset by lower freight, higher initial markup on merchandise and a reduction in the provision for obsolete inventory.

First Quarter Increase (Decrease) as a Percentage of Retail Revenue
Markdowns	1.4%
Freight	(0.3%)
Higher initial markup on merchandise	(0.3%)
Provision for obsolete inventory	(0.2%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 35.5% in the first quarter of 2015 as compared to 36.5% in the first quarter of 2014.   This percentage change resulted from the following:

First Quarter (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor	(0.6%)
Store management compensation	(0.3%)
Employee health care expenses	(0.2%)
Store incentive compensation expense	0.1%

The decrease in store hourly labor costs as a percentage of total revenue for the first quarter of 2015 as compared to the same period in the prior year resulted from menu price increases being higher than wage inflation and improved productivity.

The decrease in store management compensation expense as a percentage of total revenue for the first quarter of 2015 as compared to the same period in the prior year resulted primarily from the sales increase in the first quarter of 2015 as compared to the prior year period.

The decrease in our employee health care expenses in the first quarter of 2015 as compared to the same period in the prior year is primarily the result of lower employee enrollment, the recognition of a premium credit related to claims for the plan year ending December 31, 2014 which were incurred during fiscal 2014 partially offset by higher net costs per enrolled employee.  During the remainder of 2015, we currently expect to recognize additional premium credits of approximately $2,000 to $3,000 related to the plan year ending December 31, 2014.

The increase in store incentive compensation expense as a percentage of total revenue for the first quarter of 2015 as compared to the same period in the prior year reflected better performance against financial objectives in 2015 as compared to the prior year.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our store manager conference.

Index
Other store operating expenses as a percentage of total revenue decreased to 19.0% in the first quarter of 2015 as compared to 19.3% in the first quarter of 2014.  This percentage change resulted primarily from the following:

First Quarter (Decrease) Increase as a Percentage of Total Revenue
Store manager conference expense	(0.4%)
Advertising	(0.2%)
General insurance	0.2%

In the first quarter of 2014, we held a manager conference which was attended by our store operations management team.  We did not hold a manager’s conference in the first quarter of 2015 and we expect to hold our next conference in the first quarter of 2016.

The decrease in advertising expense as a percentage of total revenue for the first quarter of 2015 as compared to the same period in the prior year resulted from lower media spending partially offset by higher billboard production costs.  In the first quarter of 2014, we increased our media spend in support of our Wholesome Fixins’ program launch.  In 2015, we refreshed our billboards with new messaging.  We plan to spend approximately 2.5% of our total revenue on advertising in 2015 as compared to 2.4% of total revenue in 2014.

The increase in general insurance expense for the first quarter of 2015 as compared to the same period in the prior year resulted primarily from the non-recurrence of a favorable actuarial update recorded in the prior year quarter.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 4.9% in the first quarter of 2015 as compared to 5.7% in the first quarter of 2014.  This percentage change resulted primarily from the following:

First Quarter (Decrease) as a Percentage of Total Revenue
Proxy contest expenses in the prior year quarter	(0.4%)
Payroll and related expenses	(0.2%)

In the first quarter of 2014, we incurred proxy costs of $2,824.

Lower payroll and related expenses resulted from lower severance expenses in the first quarter of 2015 as compared to the same period in the prior year.

Interest Expense

Interest expense for the first quarter of 2015 remained relatively flat at $4,424 as compared to $4,407 in the first quarter of 2014.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 33.3% and 31.8% in the first quarters of 2015 and 2014, respectively.  The increase in the effective tax rate from the first quarter of 2014 to the first quarter of 2015 resulted primarily from an increase in pre-tax income and the expiration of the Work Opportunity Tax Credit (“WOTC”) on December 31, 2013.  We presently expect our effective tax rate for 2015 to be between 32% and 33%.  This estimate assumes that the WOTC is not renewed.  We estimate that the renewal of the WOTC could reduce our provision for income taxes by $5,000 to $6,000 in 2015.

Index
Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $500,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at August 1, 2014, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first quarter of 2015.

We believe that cash on hand at October 31, 2014, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility will be sufficient to finance our continuing operations, our continuing expansion plans, our share repurchase plans and our expected dividend payments for at least the next twelve months.

Cash Generated From (Used in) Operations

Our operating activities provided net cash of $36,729 for the first quarter of 2015, which represented an increase from the $9,231 net cash used during the first quarter of 2014.  This increase primarily reflected a lower usage of cash to build retail inventory, lower accounts payable disbursements, the timing of payments for estimated income taxes and higher net income.

Borrowing Capacity and Debt Covenants

Our $750,000 credit facility (the “Credit Facility”) consists of a term loan (aggregate amount outstanding at October 31, 2014 was $181,250) and our Revolving Credit Facility.  The Credit Facility expires on July 8, 2016.  We currently plan to renew or refinance the Credit Facility before the end of 2015.

At October 31, 2014, we had $212,500 of outstanding borrowings under the Revolving Credit Facility and we had $20,152 of standby letters of credit related to securing reserved claims under workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At October 31, 2014, we had $267,348 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with the Credit Facility’s financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $18,419 for the first quarter of 2015 as compared to $17,122 for the same period in the prior year.  Our capital expenditures consisted primarily of capital expenditures for maintenance programs and costs of new store locations.  We estimate that our capital expenditures during 2015 will be between $100,000 and $110,000.  This estimate includes the acquisition of sites and construction costs of approximately six or seven new stores that have opened or are expected to open during 2015, as well as for acquisition and construction costs for store locations to be opened in 2016.  We also expect to increase capital expenditures for maintenance programs related to our aging store base and technology and operations improvements, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

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

Index
During the first quarter of 2015, we paid dividends of $1.00 per share, or an aggregate of $23,821.  During the first quarter of 2015, we declared a dividend of $1.00 per share that was paid on November 5, 2014 to shareholders of record on October 17, 2014.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2015.  We did not repurchase any shares during the first quarter of 2015.

During the first quarter of 2015, we issued 83,945 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net use of cash of $4,719.

Working Capital

In the restaurant industry, virtually all sales are either for cash or first-party credit or debit card.   Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally are generally financed from normal trade credit.  Because of our retail gift shops, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories purchased domestically are generally financed from normal trade credit, while imported retail inventories are generally purchased through wire transfers.  These various trade terms are aided by the rapid turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears for hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses, such as certain taxes and some benefits, are deferred for longer periods of time.

We had negative working capital of $7,852 at October 31, 2014 versus negative working capital of $14,789 at August 1, 2014.  The change in working capital from August 1, 2014 primarily reflects lower incentive compensation accruals resulting from the payment of annual bonuses and certain long-term incentive bonuses in the first quarter of 2015 and higher retail inventories which reflect our normal seasonal build of retail inventory to support our expected holiday sales partially offset by an increase in cash generated by operations and a decrease in receivables due to the reimbursement of certain health care premiums.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2014 Form 10-K for additional information regarding our operating leases.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2014.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2014 Form 10-K for additional information regarding our material commitments.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2014 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

We have not made any material changes in our methodology for assessing impairments during the first quarter of 2015, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $500 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses in the lower end of that range and discount them to present value using a risk-free interest rate based on projected timing of payments.  We also monitor actual claims development, including incidence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.

Index
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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first quarter of 2015 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first quarter of 2015 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

We file our income tax returns many months after our year end.  These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, an unsuccessful legal proceeding or a settlement could result in material adjustments to our Consolidated Financial Statements and our consolidated financial position (see Note 13 to our Consolidated Financial Statements contained in the 2014 Form 10-K for additional information).

Index
Share-Based Compensation

Our share-based compensation consists of nonvested stock awards and performance-based market stock units (“MSU Grants”).  Share-based compensation expense is recognized based on the grant date fair value and the achievement of performance conditions for certain awards.  We recognize share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or the date on which retirement is achieved, if shorter.

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

Index
We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first quarter of 2015 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Index
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2014 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since August 1, 2014.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of October 31, 2014, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 31, 2014 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

FLSA Litigation

On April 11, 2014, a putative collective action under the Fair Labor Standards Act (“FLSA”) was filed in the United States District Court for the Northern District of New York, Proper v. Cracker Barrel Old Country Store, Inc., in which the named plaintiff is challenging the Company’s classification of associate managers as being exempt from the minimum wage and overtime requirements and is asserting various New York state law wage notice claims. Two other putative collective action suits alleging claims under the FLSA, Hill and Hernandez v. Cracker Barrel and Perzan et al. v. Cracker Barrel, were filed in the United States District Courts for the Middle District of Florida in August 2014 and for the District of Massachusetts in September 2014, respectively.  These lawsuits assert essentially duplicative claims under select state laws challenging the same exempt classification of associate managers.  The plaintiffs in these lawsuits seek an unspecified amount of alleged back wages, liquidated damages, statutory damages and attorneys' fees. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out”.  If any of these putative collection actions is conditionally certified, the Company would have an opportunity to seek to have the class de-certified and/or seek to have the case dismissed on its merits. We believe that we have meritorious defenses to all of the claims raised in these three lawsuits, and accordingly, plan to defend them vigorously.  All of these proceedings, including attempts to resolve through mediation, remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings (including certification of the collective action), and likely number of opt-in plaintiffs and/or damages claimed.  At this time the likelihood of an unfavorable outcome nor the amount of the ultimate liability, if any, with respect to these cases, taken as a whole, cannot be determined.  However, the Company has recorded a provision at October 31, 2014 related to certain New York state law claims in the Proper lawsuit.  In November 2014, the Company extended a confidential settlement offer in the Proper lawsuit during mediation that it believes to be reasonable in the circumstances in an attempt to resolve these claims and to avoid the ongoing expense of litigation with respect to them. The Company believes the settlement offer is immaterial to the Company’s consolidated results of operations and financial position.  With the exception of this provision relating to New York state law claims recorded at October 31, 2014, no other provision for any potential liability has been made in the condensed consolidated financial statements of the Company related to these proceedings.

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

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2014 Form 10-K.

ITEM 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: November 25, 2014	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date: November 25, 2014	By:	/s/P. Douglas Couvillion
P. Douglas Couvillion, Vice President, Corporate Controller and Principal Accounting Officer

Index
INDEX TO EXHIBITS

Exhibit

10.1	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2015 Annual Bonus Plan† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2014)

10.2
Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2015 Long-Term Incentive Program† (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

†	Denotes management contract or compensatory plan, contract or arrangement.