Form 10-Q
period 2015-01-30
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2015-02-24
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 30, 2015

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

23,923,881 Shares of Common Stock
Outstanding as of February 17, 2015

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended January 30, 2015

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	January 30, 2015	August 1, 2014*
Current Assets:
Cash and cash equivalents	$182,609	$119,361
Accounts receivable	20,046	22,704
Income taxes receivable	--	2,973
Inventories	140,820	165,426
Prepaid expenses and other current assets	16,676	11,997
Deferred income taxes	6,004	7,188
Total current assets	366,155	329,649
Property and equipment	1,892,182	1,867,121
Less: Accumulated depreciation and amortization of capital leases	851,707	823,837
Property and equipment – net	1,040,475	1,043,284
Other assets	63,848	59,315
Total assets	$1,470,478	$1,432,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$82,902	$98,477
Current maturities of long-term debt	--	25,000
Income taxes payable	1,569	--
Deferred revenue	79,628	49,825
Accrued interest expense	2,338	3,649
Current interest rate swap liability	1,633	4,704
Other current liabilities	146,650	162,783
Total current liabilities	314,720	344,438
Long-term debt	400,000	375,000
Long-term interest rate swap liability	12,957	3,239
Other long-term obligations	127,678	123,221
Deferred income taxes	53,493	57,709

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,923,881 shares issued and outstanding at January 30, 2015, and 23,821,227 shares issued and outstanding at August 1, 2014	239	238
Additional paid-in capital	44,177	39,969
Accumulated other comprehensive loss	(8,964)	(4,733)
Retained earnings	526,178	493,167
Total shareholders’ equity	561,630	528,641
Total liabilities and shareholders’ equity	$1,470,478	$1,432,248

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 1, 2014, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2014.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 30, 2015	January 31, 2014	January 30, 2015	January 31, 2014

Total revenue	$755,966	$698,491	$1,439,394	$1,347,632

Cost of goods sold	262,155	243,015	484,450	448,944
Gross profit	493,811	455,476	954,944	898,688

Labor and other related expenses	251,674	238,742	494,001	475,489
Other store operating expenses	133,726	128,100	263,898	253,441
Store operating income	108,411	88,634	197,045	169,758

General and administrative expenses	37,190	29,928	70,382	66,815
Operating income	71,221	58,706	126,663	102,943

Interest expense	4,684	4,471	9,108	8,878
Income before income taxes	66,537	54,235	117,555	94,065

Provision for income taxes	19,374	17,180	36,368	29,850

Net income	$47,163	$37,055	$81,187	$64,215

Net income per share:
Basic	$1.97	$1.56	$3.40	$2.70
Diluted	$1.96	$1.55	$3.38	$2.68

Weighted average shares:
Basic	23,914,797	23,812,777	23,888,496	23,815,107
Diluted	24,032,389	23,970,611	24,016,913	23,947,850

Dividends declared per share	$1.00	$0.75	$2.00	$1.50

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	January 30, 2015	January 31, 2014	January 30, 2015	January 31, 2014

Net income	$47,163	$37,055	$81,187	$64,215

Other comprehensive income (loss) before income tax (benefit) expense:
Change in fair value of interest rate swaps	(6,112)	1,505	(6,887)	1,377
Income tax (benefit) expense	(2,357)	580	(2,656)	530
Other comprehensive income (loss), net of tax	(3,755)	925	(4,231)	847
Comprehensive income	$43,408	$37,980	$76,956	$65,062

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 30, 2015	January 31, 2014
Cash flows from operating activities:
Net income	$81,187	$64,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,506	33,301
Loss on disposition of property and equipment	3,995	2,089
Share-based compensation	6,330	4,246
Excess tax benefit from share-based compensation	(2,299)	(604)
Changes in assets and liabilities:
Inventories	24,606	(1,386)
Other current assets	952	(6,993)
Accounts payable	(15,575)	(28,435)
Deferred revenue	29,803	25,360
Other current liabilities	(13,922)	(28,203)
Other long-term assets and liabilities	2,483	(685)
Net cash provided by operating activities	153,066	62,905

Cash flows from investing activities:
Purchase of property and equipment	(37,788)	(39,315)
Proceeds from insurance recoveries of property and equipment	141	847
Proceeds from sale of property and equipment	1,317	1,268
Net cash used in investing activities	(36,330)	(37,200)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	406,250	--
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(4,420)	(8,446)
Principal payments under long-term debt and other long-term obligations	(406,250)	(1)
Purchases and retirement of common stock	--	(12,473)
Deferred financing costs	(3,537)	--
Dividends on common stock	(47,830)	(35,754)
Excess tax benefit from share-based compensation	2,299	604
Net cash used in financing activities	(53,488)	(56,070)

Net increase (decrease) in cash and cash equivalents	63,248	(30,365)
Cash and cash equivalents, beginning of period	119,361	121,718
Cash and cash equivalents, end of period	$182,609	$91,353

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,085	$8,109
Income taxes	$27,264	$36,724

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$2,546	$3,222
Change in fair value of interest rate swaps	$(6,887)	$1,377
Change in deferred tax asset for interest rate swaps	$2,656	$(530)
Dividends declared but not yet paid	$24,340	$17,931

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

The condensed consolidated balance sheets at January 30, 2015 and August 1, 2014 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and six months ended January 30, 2015 and January 31, 2014, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Revenue Recognition
In May 2014, the FASB issued accounting guidance which clarifies the principles for recognizing revenue and provides a comprehensive model for revenue recognition.  Revenue recognition should depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.  This accounting guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years.  Early application is not permitted.  A company may apply this accounting guidance either retrospectively or using the cumulative effect transition method.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2018.

Index
2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at January 30, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$109,069	$--	$--	$109,069
Interest rate swap asset (see Note 5)	--	--	--	--
Deferred compensation plan assets**	27,012	--	--	27,012
Total assets at fair value	$136,081	$--	$--	$136,081

Interest rate swap liability (see Note 5)	$--	$14,590	$--	$14,590
Total liabilities at fair value	$--	$14,590	$--	$14,590

The Company’s assets and liabilities measured at fair value on a recurring basis at August 1, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$63,068	$--	$--	$63,068
Interest rate swap asset (see Note 5)	--	240	--	240
Deferred compensation plan assets**	25,322	--	--	25,322
Total assets at fair value	$88,390	$240	$--	$88,630

Interest rate swap liability (see Note 5)	$--	$7,943	$--	$7,943
Total liabilities at fair value	$--	$7,943	$--	$7,943

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 30, 2015 and August 1, 2014.

3.	Inventories

Inventories were comprised of the following at:

	January 30, 2015	August 1, 2014
Retail	$102,223	$128,386
Restaurant	22,369	22,371
Supplies	16,228	14,669
Total	$140,820	$165,426

Index
4.	Debt

Long‑term debt consisted of the following at:

	January 30, 2015	August 1, 2014
Revolving credit facility expiring on January 8, 2020	$400,000	$--
Revolving credit facility expiring on July 8, 2016	--	212,500
Term loan payable on or before July 8, 2016	--	187,500
	400,000	400,000
Current maturities	--	25,000
Long-term debt	$400,000	$375,000

On January 8, 2015, the Company entered into a five-year $750,000 revolving credit facility (the “2015 Revolving Credit Facility”). The 2015 Revolving Credit Facility replaced a term loan totaling $181,250 and a $218,750 revolving credit facility (“Prior Credit Facility”).  In the second quarter of 2015, loan acquisition costs associated with the 2015 Revolving Credit Facility were capitalized in the amount of $3,537 and will be amortized over the five-year term of the 2015 Revolving Credit Facility.  Loan acquisition costs of $412 associated with the Prior Credit Facility were written off in the second quarter of 2015 and are recorded in interest expense in the Condensed Consolidated Statement of Income.

At January 30, 2015, the Company had $400,000 of outstanding borrowings under the 2015 Revolving Credit Facility and $11,530 of standby letters of credit, which reduce the Company’s borrowing availability under the 2015 Revolving Credit Facility (see Note 11 for more information on the Company’s standby letters of credit).  At January 30, 2015, the Company had $338,470 in borrowing availability under the 2015 Revolving Credit Facility.

In accordance with the 2015 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Credit Facility.  As of January 30, 2015, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.48% (see Note 5 for information on the Company’s interest rate swaps).

Similar to the Prior Credit Facility, the 2015 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At January 30, 2015, the Company was in compliance with all debt covenants.

Both the Prior Credit Facility and the 2015 Revolving Credit Facility also impose restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase.  Under the Prior Credit Facility, if there was no default existing and the total of the Company’s availability under the revolving credit facility plus the Company’s cash and cash equivalents on hand was at least $100,000 (the “liquidity requirements”), the Company could declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock if the aggregate amount of dividends paid and shares repurchased in any fiscal year was less than the sum of (1) 20% of Consolidated EBITDA from continuing operations (as defined in the Prior Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year and (2) provided the Company’s consolidated total leverage ratio was 3.25 to 1.00 or less, $100,000 (less the amount of any share repurchases during the current fiscal year).  In any event, as long as the liquidity requirements were met, dividends could be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

Index
Under the 2015 Revolving Credit Facility, provided there is no default existing and the total of the Company’s availability under the 2015 Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “cash availability”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock (1) in an unlimited amount if at the time such dividend or repurchase is made the Company’s consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if the Company’s consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, cash availability is at least $100,000, the Company may declare and pay cash dividends on shares of its common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

5.	Derivative Instruments and Hedging Activities

The Company has interest rate risk relative to its outstanding borrowings (see Note 4).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at January 30, 2015 was 1.25%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at January 30, 2015 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
August 10, 2010	May 3, 2013	2	$200,000	2.73%
July 25, 2011	May 3, 2013	2	50,000	2.00%
July 25, 2011	May 3, 2013	3	50,000	2.45%
September 19, 2011	May 3, 2013	2	25,000	1.05%
September 19, 2011	May 3, 2013	2	25,000	1.05%
December 7, 2011	May 3, 2013	3	50,000	1.40%
March 18, 2013	May 3, 2015	3	50,000	1.51%
April 8, 2013	May 3, 2015	2	50,000	1.05%
April 15, 2013	May 3, 2015	2	50,000	1.03%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.29%
June 18, 2014	May 3, 2015	4	40,000	2.51%
June 24, 2014	May 3, 2015	4	30,000	2.51%
July 1, 2014	May 5, 2015	4	30,000	2.43%
January 30, 2015	May 3, 2019	2	80,000	2.15%
January 30, 2015	May 3, 2019	2	60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%

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

The estimated fair values of the Company’s derivative instruments as of January 30, 2015 and August 1, 2014 were as follows:

(See Note 2)	Balance Sheet Location	January 30, 2015	August 1, 2014
Interest rate swaps	Other assets	$--	$240

Interest rate swaps	Current interest rate swap liability	$1,633	$4,704
Interest rate swaps	Long-term interest rate swap liability	12,957	3,239
	Total	$14,590	$7,943

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at January 30, 2015 and August 1, 2014:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	January 30, 2015	August 1, 2014	January 30, 2015	August 1, 2014	January 30, 2015	August 1, 2014
Interest rate swaps	$--	$240	$--	$--	$--	$240

The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at January 30, 2015 and August 1, 2014:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	January 30, 2015	August 1, 2014	January 30, 2015	August 1, 2014	January 30, 2015	August 1, 2014
Interest rate swaps	$14,590	$8,441	$--	$(498)	$14,590	$7,943

The estimated fair value of the Company’s interest rate swap assets and liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at January 30, 2015 and August 1, 2014 resulted in reductions of $741 and $62, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of January 30, 2015, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $4,802.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the six months ended January 30, 2015 and the year ended August 1, 2014:

	Amount of (Loss) Income Recognized in AOCL on Derivatives (Effective Portion)
	Six Months Ended	Year Ended
Cash flow hedges:
Interest rate swaps	$(6,887)	$3,058

Index
The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and six-month periods ended January 30, 2015 and January 31, 2014:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		January 30, 2015	January 31, 2014	January 30, 2015	January 31, 2014
Cash flow hedges:
Interest rate swaps	Interest expense	$2,005	$1,984	$4,016	$4,026

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the six-month periods ended January 30, 2015 and January 31, 2014.

6.	Shareholders’ Equity

During the six months ended January 30, 2015, the Company issued 102,654 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net reduction to shareholders’ equity of $4,420.

During the six months ended January 30, 2015, total share-based compensation expense was $6,330.  The excess tax benefit realized upon exercise of share-based compensation awards was $2,299.

During the six months ended January 30, 2015, the Company paid dividends of $2.00 per share of its common stock and declared a regular dividend of $1.00 per share of its common stock that was paid on February 5, 2015 to shareholders of record on January 16, 2015.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the six-month period ended January 30, 2015 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at August 1, 2014	$(4,733)
Other comprehensive income before reclassifications	(1,764)
Amounts reclassified from AOCL	(2,467)
Other comprehensive loss, net of tax	(4,231)
AOCL balance at January 30, 2015	$(8,964)

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and six-month period ended January 30, 2015:

	Amount Reclassified from AOCL		Affected Line Item in the
	Quarter Ended	Six Months Ended	Condensed Consolidated
Loss on cash flow hedges:
Interest rate swaps	$(2,005)	$(4,016)	Interest expense
Tax benefit	773	1,549	Provision for income taxes
	$(1,232)	$(2,467)	Net of tax

Index
7.	Seasonality

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
	Quarter Ended		Six Months Ended
	January 30, 2015	January 31, 2014	January 30, 2015	January 31, 2014
Revenue:
Restaurant	$577,558	$528,391	$1,124,265	$1,050,338
Retail	178,408	170,100	315,129	297,294
Total revenue	$755,966	$698,491	$1,439,394	$1,347,632

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 30, 2015	January 31, 2014	January 30, 2015	January 31, 2014
Nonvested stock awards	$2,826	$832	$4,982	$3,342
Performance-based market stock units (“MSU Grants”)	769	594	1,348	904
	$3,595	$1,426	$6,330	$4,246

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

Index
The following table reconciles the components of diluted earnings per share computations:
	Quarter Ended		Six Months Ended
	January 30, 2015	January 31, 2014	January 30, 2015	January 31, 2014
Net income per share numerator	$47,163	$37,055	$81,187	$64,215

Net income per share denominator:
Weighted average shares	23,914,797	23,812,777	23,888,496	23,815,107
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	117,592	157,834	128,417	132,743
Diluted weighted average shares	24,032,389	23,970,611	24,016,913	23,947,850

11.	Commitments and Contingencies

During 2014 and through September 25, 2014, the Company was served with several claims filed as a putative collective action alleging violations of the Fair Labor Standards Act (“FLSA”).  The Company believes it has meritorious defenses to these claims and intends to vigorously defend these lawsuits.  These proceedings remain in the early stages and include attempts to resolve through mediation. The Company recorded a provision of $600 at October 31, 2014 related to certain claims in one of the lawsuits.  At January 30, 2015, the Company recorded an additional provision of $2,150, for a total provision of $2,750, to reflect potential liability related to these lawsuits.  No other provision for any potential liability has been made in the condensed consolidated financial statements of the Company related to these proceedings though an adverse outcome could be material to the Company’s results of operations or financial position.  See “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for further information related to these claims.

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

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of January 30, 2015, the Company had $11,530 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2015 Revolving Credit Facility (see Note 4).

At January 30, 2015, the Company is secondarily liable for lease payments associated with one property.  The Company is not aware of any non-performance under this lease arrangement that would result in the Company having to perform in accordance with the terms of this guarantee; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangement.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  At January 30, 2015 and January 31, 2014, the Company recorded a liability in the Condensed Consolidated Balance Sheets related to legal costs.  The Company believes that the amount recorded is immaterial to the Company’s consolidated results of operations and financial position and that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no additional liability has been recorded in the Condensed Consolidated Balance Sheets.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At January 30, 2015, we operated 634 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2014 (the “2014 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2014 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 23-26 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview
Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength in 2015 to grow guest sales and profits.  Our long-term strategy includes the following:

•	Enhancing the core business by increasing our brand’s relevance to customers in order to drive guest traffic and sales in both restaurant and retail, implementing geographic pricing tiers to optimize average check and re-engineering store processes to increase operating margin;

•	Expanding the footprint through continued use of our proven site selection tools, introducing a new and more efficient building and equipment prototype and the selective entry into new markets; and

•	Extending the brand by building on the initial success of our licensing business, leveraging our brand strengths into a new fast casual concept and growing our retail business into an omni-channel business.

Our four priorities for 2015 are to:

•	Extend the reach of the brand to drive traffic and sales in both our restaurant and retail businesses;

•	Optimize average guest check through the implementation of geographic pricing tiers;

•	Apply technology and process enhancements to drive store operating margins; and

•	Further grow our store base with the opening of six new stores.

We maintained our focus on the execution of these priorities in the second quarter of 2015.  In the second quarter of 2015, we outperformed traffic and restaurant sales of our peers in the Knapp-Track™ Casual Dining Index for the thirteenth consecutive quarter and our comparable store retail sales increased over 3%.   We continue to realize the benefits of the new plate presentation initiative which has reduced the number of dishes used in our operations and reduced our labor costs.  During the second quarter of 2015, we continued to improve operating margins, opened one new store and commenced construction of our new building and equipment prototype.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and six-month period ended January 30, 2015 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 30, 2015	January 31, 2014	January 30, 2015	January 31, 2014
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.7	34.8	33.7	33.3
Gross profit	65.3	65.2	66.3	66.7
Labor and other related expenses	33.3	34.2	34.3	35.3
Other store operating expenses	17.7	18.3	18.3	18.8
Store operating income	14.3	12.7	13.7	12.6
General and administrative expenses	4.9	4.3	4.9	5.0
Operating income	9.4	8.4	8.8	7.6
Interest expense	0.6	0.6	0.6	0.6
Income before income taxes	8.8	7.8	8.2	7.0
Provision for income taxes	2.6	2.5	2.6	2.2
Net income	6.2%	5.3%	5.6%	4.8%

Index
The following table sets forth the number of stores in operation at the beginning and end of the quarters and six-month periods ended January 30, 2015 and January 31, 2014, respectively:

	Quarter Ended		Six Months Ended
	January 30, 2015	January 31, 2014	January 30, 2015	January 31, 2014
Open at beginning of period	633	625	631	624
Opened during period	1	--	3	1
Open at the end of period	634	625	634	625

Total Revenue

Total revenue for the second quarter and first six months of 2015 increased 8.2% and 6.8%, respectively, compared to the same periods in the prior year.

The following table highlights the key components of revenue for the quarter and six-month period ended January 30, 2015 as compared to the quarter and six-month period ended January 31, 2014:

	Quarter Ended		Six Months Ended
	January 30, 2015	January 31, 2014	January 30, 2015	January 31, 2014
Revenue in dollars:
Restaurant	$577,558	$528,391	$1,124,265	$1,050,338
Retail	178,408	170,100	315,129	297,294
Total revenue	$755,966	$698,491	$1,439,394	$1,347,632
Total revenue by percentage relationships:
Restaurant	76.4%	75.6%	78.1%	77.9%
Retail	23.6%	24.4%	21.9%	22.1%
Average unit volumes(1):
Restaurant	$911.1	$845.4	$1,775.4	$1,681.5
Retail	281.4	272.2	497.7	475.9
Total revenue	$1,192.5	$1,117.6	$2,273.1	$2,157.4
Comparable store sales increase (decrease):
Restaurant	7.9%	(0.6%)	5.6%	1.0%
Retail	3.2%	(3.0%)	4.4%	(0.7%)
Restaurant and retail	6.7%	(1.2%)	5.3%	0.7%

 (1)Average unit volumes include sales of all stores.

For the second quarter of 2015, our comparable store restaurant sales increase consisted of a 4.7% guest traffic increase and a 3.2% average check increase for the quarter (including a 2.5% average menu price increase).  We believe the increase in guest traffic resulted from the milder winter weather as compared to prior year second quarter, the positive impact of lower gasoline prices on consumer spending and travel and the success of our national advertising.  For the second quarter of 2015, our comparable store retail sales increase resulted primarily from strong performance in apparel and accessories and décor merchandise categories and the increase in guest traffic.

For the first six months of 2015, our comparable store restaurant sales increase consisted of a 2.8% guest traffic increase and a 2.8% average check increase for the quarter (including a 2.3% average menu price increase). We believe the increase in guest traffic resulted from seasonal menu promotions, the milder winter weather as compared to prior year, the positive impact of lower gasoline prices on consumer spending and travel and the success of our national advertising.   For the first six months of 2015, our comparable store retail sales increase resulted primarily from strong performance in apparel and accessories, décor, and bed and bath merchandise categories and the increase in guest traffic.

Restaurant and retail sales from newly opened stores accounted for the balance of the total revenue increases in the second quarter and first six months of 2015 as compared to the same periods in the prior year.

Index
Cost of Goods Sold

The following table highlights the components of cost of goods sold in dollar amounts and as percentages of revenues for the second quarter and first six months of 2015 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 30, 2015	January 31, 2014	January 30, 2015	January 31, 2014
Cost of Goods Sold in dollars:
Restaurant	$163,742	$148,382	$317,160	$290,978
Retail	98,413	94,633	167,290	157,966
Total Cost of Goods Sold	$262,155	$243,015	$484,450	$448,944
Cost of Goods Sold by percentage of revenue:
Restaurant	28.4%	28.1%	28.2%	27.7%
Retail	55.2%	55.6%	53.1%	53.1%

The increases in restaurant cost of goods sold as a percentage of restaurant revenue in the second quarter and first six months of 2015 as compared to the same periods in the prior year were primarily due to commodity inflation and a shift to higher cost menu items partially offset by our menu price increase referenced above and lower food waste.  Higher cost menu items accounted for increases of 0.4% and 0.3%, respectively, in restaurant cost of goods sold as a percentage of restaurant revenue for the second quarter and first six months of 2015 as compared to the same periods in the prior year.  Lower food waste accounted for decreases of 0.5% and 0.2%, respectively, in restaurant cost of goods sold as a percentage of restaurant revenue for the second quarter and first six months of 2015 as compared to the same periods in the prior year.  Commodity inflation was 4.0% and 3.8%, respectively, in the second quarter and first six months of 2015.

We presently expect the rate of commodity inflation to be approximately 3.5% to 4.0% for 2015.

The decrease in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2015 as compared to the prior year quarter resulted from lower markdowns, lower freight and lower damages and vendor allowances partially offset by lower initial markup on merchandise and an increase in the provision for obsolete inventory.

Second Quarter (Decrease) Increase as a Percentage of Retail Revenue
Markdowns	(0.9%)
Freight	(0.2%)
Damages and vendor allowances	(0.2%)
Lower initial markup on merchandise	0.5%
Provision for obsolete inventory	0.4%

The retail cost of goods sold as a percentage of retail revenue in the first six months of 2015 remained flat as compared to the same period in the prior year.
Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 33.3% in the second quarter of 2015 as compared to 34.2% in the second quarter of 2014.   This percentage change resulted primarily from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor	(0.8%)
Store management compensation	(0.5%)
Payroll tax expense	(0.2%)
Store incentive compensation expense	0.7%

Index
Labor and related expenses as a percentage of total revenue decreased to 34.3% in the first six months of 2015 as compared to 35.3% in the same period in the prior year.   This percentage change resulted primarily from the following:

First Six Months (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor	(0.7%)
Store management compensation	(0.4%)
Payroll tax expense	(0.2%)
Store incentive compensation expense	0.4%

The decreases in store hourly labor costs as a percentage of total revenue for the second quarter and first six months of 2015 as compared to the same periods in the prior year resulted from menu price increases being higher than wage inflation and improved productivity driven by the successful implementation of labor savings initiatives in the first quarter of 2015.

The decreases in store management compensation expense as a percentage of total revenue for the second quarter and first six months of 2015 as compared to the same periods in the prior year resulted primarily from the increases in revenue in the second quarter and first six months of 2015 as compared to the prior year periods.

The decreases in payroll tax expense as a percentage of total revenue for the second quarter and first six months of 2015 as compared to the same periods in the prior year resulted primarily from lower unemployment tax rates.

The increases in store incentive compensation expense as a percentage of total revenue for the second quarter and first six months of 2015 as compared to the same periods in the prior year reflected better performance against financial objectives in 2015 as compared to the prior year.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our store manager conference.

Other store operating expenses as a percentage of total revenue decreased to 17.7% in the second quarter of 2015 as compared to 18.3% in the second quarter of 2014.  This percentage change resulted primarily from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Maintenance expense	(0.3%)
Utilities expense	(0.2%)
Supplies expense	(0.1%)
Advertising expense	0.2%

Other store operating expenses as a percentage of total revenue decreased to 18.3% in the first six months of 2015 as compared to 18.8% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Six Months (Decrease) as a Percentage of Total Revenue
Maintenance expense	(0.2%)
Store manager conference expense	(0.2%)

Index
The decreases in maintenance expense as a percentage of total revenue for the second quarter and first six months of 2015 as compared to the same periods in the prior year resulted primarily from reductions in snow removal costs and lighting related maintenance.

The decrease in utilities expense as a percentage of total revenue for the second quarter of 2015 as compared to the same period in the prior year resulted primarily from lower gas costs due to milder winter weather.

The decrease in supplies expense as a percentage of total revenue for the second quarter of 2015 as compared to the same period in the prior year resulted primarily from the increase in revenue partially offset by increases in to-go supplies resulting from an increase in the volume of to-go revenue and disposable supplies.

The increase in advertising expense as a percentage of total revenue for the second quarter of 2015 as compared to the same period in the prior year resulted from an increase in online media spending.  We plan to spend approximately 2.5% of our total revenue on advertising in 2015 as compared to 2.4% of total revenue in 2014.

In the first quarter of 2014, we held a manager conference which was attended by our store operations management team.  We did not hold a manager’s conference in the first six months of 2015 and we expect to hold our next conference in the first quarter of 2016.

General and Administrative Expenses
General and administrative expenses as a percentage of total revenue increased to 4.9% in the second quarter of 2015 as compared to 4.3% in the second quarter of 2014.  This percentage change resulted primarily from the following:

Second Quarter Increase (Decrease) as a Percentage of Total Revenue
Incentive compensation expense	0.6%
Litigation accrual	0.3%
Payroll and related expenses	(0.2%)

General and administrative expenses as a percentage of total revenue decreased to 4.9% in the first six months of 2015 as compared to 5.0% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Six Months (Decrease) Increase as a Percentage of Total Revenue
Proxy contest expenses in the prior year	(0.2%)
Payroll and related expenses	(0.2%)
Litigation accrual	0.2%
Incentive compensation expense	0.3%

Higher incentive compensation in the second quarter and first six months of 2015 as compared to the same periods in the prior year resulted primarily from better performance against financial objectives as compared to the prior year and an increase in the price of our common stock in 2015.

We recorded an accrual of an additional $2,150 provision in the second quarter of 2015, for a total of $2,750 for the first six months of 2015, related to the potential liability associated with the previously disclosed Fair Labor Standards Act (“FLSA”) litigation.  See Note 11 to our Condensed Consolidated Financial Statements and “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for further information related to the FLSA litigation.

Lower payroll and related expenses in the second quarter and first six months of 2015 as compared to the same periods in the prior year resulted primarily from a reduction in employee health care costs and the increase in revenue.

In the first six months of 2014, we incurred $3,200 in costs related to our contested proxy.

Index
Interest Expense

Interest expense for the second quarter of 2015 was $4,684 as compared to $4,471 in the second quarter of 2014.  Interest expense for the first six months of 2015 was $9,108 as compared to $8,878 in the same period in the prior year.  Both increases resulted primarily from costs related to our debt refinancing in the second quarter of 2015 partially offset by a reduction in our credit spread by 0.25% as a result of entering into the new credit facility.  As part of our debt refinancing, we incurred additional interest expense of $412 related to the write-off of deferred financing costs.  See the discussion below under “Borrowing Capacity and Debt Covenants” for further information on our debt refinancing.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 29.1% and 31.7%, respectively in the second quarters of 2015 and 2014.  The effective tax rate was 30.9% and 31.7%, respectively, in the first six months of 2015 and 2014.  The decreases in the effective tax rate from the second quarter and first six months of 2014 to the second quarter and first six months of 2015 resulted primarily from the impact of the retroactive reinstatement of the Work Opportunity Tax Credit through December 31, 2014.  As a result, in the second quarter of 2015, we recorded a credit totaling $3,117.  Of this amount, $2,319 related to credits for the period from January 1, 2014 through August 1, 2014 and $798 related to 2015.  We presently expect our effective tax rate for 2015 to be between 31% and 32%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $750,000 revolving credit facility (the “2015 Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at August 1, 2014, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the second quarter of 2015.

We believe that cash on hand at January 30, 2015, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility will be sufficient to finance our continuing operations, our continuing expansion plans, our share repurchase plans and our expected dividend payments for at least the next twelve months.
Cash Generated From Operations

Our operating activities provided net cash of $153,066 for the second quarter of 2015, which represented an increase from the $62,905 net cash provided during the second quarter of 2014.  This increase primarily reflected lower retail inventory, higher net income, the timing of payments for estimated income taxes and lower accounts payable disbursements.

Borrowing Capacity and Debt Covenants

On January 8, 2015, we entered into a five-year $750,000 revolving credit facility. The 2015 Revolving Credit Facility replaced a term loan totaling $181,250 and a $218,750 revolving credit facility (“Prior Credit Facility”).  At January 30, 2015, we had $400,000 of outstanding borrowings under the 2015 Revolving Credit Facility and we had $11,530 of standby letters of credit related to securing reserved claims under workers’ compensation insurance which reduce our borrowing availability under the 2015 Revolving Credit Facility. At January 30, 2015, we had $338,470 in borrowing availability under our 2015 Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.
Similar to the Prior Credit Facility, the 2015 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Index
Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $37,647 for the first six months of 2015 as compared to $38,468 for the same period in the prior year.  Our capital expenditures consisted primarily of capital expenditures for maintenance programs and costs of new store locations.  We estimate that our capital expenditures during 2015 will be approximately $100,000.  This estimate includes the acquisition of sites and construction costs of approximately six new stores that have opened or are expected to open during 2015, as well as for acquisition and construction costs for store locations to be opened in 2016.  We also expect to increase capital expenditures for maintenance programs related to our aging store base and technology and operations improvements, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our 2015 Revolving Credit Facility, as necessary.

Dividends, Share Repurchases and Share-Based Compensation Awards

Both the Prior Credit Facility and the 2015 Revolving Credit Facility impose restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  Under the Prior Credit Facility, if there was no default existing and the total of our availability under the Revolving Credit Facility plus our cash and cash equivalents on hand was at least $100,000 (the “liquidity requirements”), we could declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock if the aggregate amount of dividends paid and shares repurchased during any fiscal year was less than the sum of (1) 20% of Consolidated EBITDA from continuing operations (as defined in the Credit Facility) (the “20% limitation”) during the immediately preceding fiscal year and (2) provided our consolidated total leverage ratio was 3.25 to 1.00 or less, $100,000 (less the amount of any share repurchases during the current fiscal year).  In any event, as long as the liquidity requirements were met, dividends could be declared and paid in any fiscal year up to the amount of dividends permitted and paid in the preceding fiscal year without regard to the 20% limitation.

Under the 2015 Revolving Credit Facility, provided there is no default existing and the total of our availability under the 2015 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “cash availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if at the time of the dividend or the repurchase is made our consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, cash availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

During the first six months of 2015, we paid dividends of $2.00 per share, or an aggregate of $47,830.  During the second quarter of 2015, we declared a dividend of $1.00 per share that was paid on February 5, 2015 to shareholders of record on January 16, 2015.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2015.  We did not repurchase any shares during the first six months of 2015.

During the first six months of 2015, we issued 102,654 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net use of cash of $4,420.

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

We had positive working capital of $51,435 at January 30, 2015 versus negative working capital of $14,789 at August 1, 2014.  Working capital increased from August 1, 2014 primarily because of an increase in cash generated from operations and a decrease in our current maturities on our long-term debt due to our debt refinancing partially offset by a net decrease in working capital related to the increase in sales of our gift cards during the holiday shopping season.

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

We consider the following accounting estimates to be most critical in understanding the judgments that are involved in preparing our Consolidated Financial Statements:

•	Impairment of Long-Lived Assets and Provision for Asset Dispositions
•	Insurance Reserves

Index
•	Retail Inventory Valuation
•	Tax Provision
•	Share-Based Compensation
•	Legal Proceedings

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2015, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first six months of 2015 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2015 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Index
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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first six months of 2015 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Legal Proceedings

We are parties to various legal and regulatory proceedings and claims incidental to our business from time to time.  We review outstanding claims and proceedings internally and with external counsel, as necessary and appropriate, to assess probability of loss and for the ability to estimate loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  Although we believe that the judgments and estimates used in establishing our legal reserves are reasonable, an unsuccessful legal proceeding or a settlement could result in material adjustments to our Condensed Consolidated Financial Statements and our consolidated financial position (see Note 11 to our Condensed Consolidated Financial Statements and “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for further information).

Index
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2014 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since August 1, 2014.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 30, 2015, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 30, 2015 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

FLSA Litigation

On April 11, 2014, a putative collective action under the Fair Labor Standards Act (“FLSA”) was filed in the United States District Court for the Northern District of New York, Proper v. Cracker Barrel Old Country Store, Inc., in which the named plaintiff is challenging the Company’s classification of associate managers as being exempt from the minimum wage and overtime requirements and is asserting various New York state law wage notice claims. Two other putative collective action suits alleging claims under the FLSA, Hill and Hernandez v. Cracker Barrel and Perzan et al. v. Cracker Barrel, were filed in the United States District Courts for the Middle District of Florida in August 2014 and for the District of Massachusetts in September 2014, respectively.  These lawsuits assert essentially duplicative claims under select state laws challenging the same exempt classification of associate managers.  The plaintiffs in these lawsuits seek an unspecified amount of alleged back wages, liquidated damages, statutory damages and attorneys' fees. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out”.  If any of these putative collection actions is conditionally certified, the Company would have an opportunity to seek to have the class de-certified and/or seek to have the case dismissed on its merits. We believe that we have meritorious defenses to all of the claims raised in these three lawsuits, and accordingly plan to defend them vigorously.  All of these proceedings, including attempts to resolve through mediation, remain in the early stages with significant uncertainty as to factual issues, outcome of legal proceedings (including certification of the collective action), and likely number of opt-in plaintiffs and/or damages claimed.  At this time neither the likelihood of an unfavorable outcome nor the total amount of the ultimate liability, if any, with respect to these cases, taken as a whole, can be determined with any certainty.  However, the Company has recorded a provision at January 30, 2015 related to certain New York state law claims in the Proper lawsuit.  At October 31, 2014, the Company recorded a provision of $600 in the Proper lawsuit during mediation.  During the second quarter of 2015, the Company increased this provision by $2,150 to a total of $2,750.  With the exception of this provision relating to New York state law claims recorded at January 30, 2015, no other provision for any potential liability has been made in the condensed consolidated financial statements of the Company related to these proceedings.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 24, 2015	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and Chief Financial Officer

Date: February 24, 2015	By:	/s/P. Douglas Couvillion
P. Douglas Couvillion, Vice President, Corporate Controller and Principal Accounting Officer

Index
INDEX TO EXHIBITS

Exhibit

10.1
Credit Agreement, dated as of January 8, 2015, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Wells Fargo Bank, National Association as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2015)

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