Form 10-Q
period 2015-05-01
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2015-06-02
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 1, 2015

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

23,957,780 Shares of Common Stock
Outstanding as of May 26, 2015

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended May 1, 2015

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	May 1, 2015	August 1, 2014*
Current Assets:
Cash and cash equivalents	$202,054	$119,361
Accounts receivable	25,858	22,704
Income taxes receivable	8,269	2,973
Inventories	136,405	165,426
Prepaid expenses and other current assets	13,826	11,997
Deferred income taxes	4,964	7,188
Total current assets	391,376	329,649
Property and equipment	1,909,628	1,867,121
Less: Accumulated depreciation and amortization of capital leases	866,730	823,837
Property and equipment – net	1,042,898	1,043,284
Other assets	66,793	59,315
Total assets	$1,501,067	$1,432,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$89,327	$98,477
Current maturities of long-term debt	--	25,000
Deferred revenue	63,457	49,825
Current interest rate swap liability	68	4,704
Other current liabilities	163,077	166,432
Total current liabilities	315,929	344,438
Long-term debt	400,000	375,000
Long-term interest rate swap liability	9,633	3,239
Other long-term obligations	130,083	123,221
Deferred income taxes	61,350	57,709

Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,949,084 shares issued and outstanding at May 1, 2015, and 23,821,227 shares issued and outstanding at August 1, 2014	239	238
Additional paid-in capital	50,555	39,969
Accumulated other comprehensive loss	(4,027)	(4,733)
Retained earnings	537,305	493,167
Total shareholders’ equity	584,072	528,641
Total liabilities and shareholders’ equity	$1,501,067	$1,432,248

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 1, 2014, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2014.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014

Total revenue	$683,705	$643,298	$2,123,099	$1,990,930

Cost of goods sold (exclusive of depreciation and rent)	216,142	201,507	700,592	650,451
Labor and other related expenses	246,805	242,977	740,806	718,466
Other store operating expenses	126,711	121,060	390,609	374,501
Store operating income	94,047	77,754	291,092	247,512

General and administrative expenses	38,570	32,541	108,952	99,356
Operating income	55,477	45,213	182,140	148,156

Interest expense	4,030	4,327	13,138	13,205
Income before income taxes	51,447	40,886	169,002	134,951

Provision for income taxes	16,130	12,158	52,498	42,008

Net income	$35,317	$28,728	$116,504	$92,943

Net income per share:
Basic	$1.48	$1.21	$4.87	$3.90
Diluted	$1.47	$1.20	$4.85	$3.88

Weighted average shares:
Basic	23,937,844	23,820,309	23,904,945	23,816,841
Diluted	24,066,061	23,978,474	24,033,296	23,958,058

Dividends declared per share	$1.00	$1.75	$3.00	$3.25

Dividends paid per share	$1.00	$0.75	$3.00	$2.25

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Nine Months Ended
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014

Net income	$35,317	$28,728	$116,504	$92,943

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	8,035	1,984	1,148	3,361
Income tax expense	3,098	766	442	1,296
Other comprehensive income, net of tax	4,937	1,218	706	2,065
Comprehensive income	$40,254	$29,946	$117,210	$95,008

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	May 1, 2015	May 2, 2014
Cash flows from operating activities:
Net income	$116,504	$92,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,928	50,601
Loss on disposition of property and equipment	5,413	3,159
Share-based compensation	10,795	6,132
Excess tax benefit from share-based compensation	(3,224)	(612)
Changes in assets and liabilities:
Inventories	29,021	(691)
Other current assets	(7,055)	(3,918)
Accounts payable	(9,150)	(38,666)
Deferred revenue	13,632	10,663
Other current liabilities	(3,971)	(18,871)
Other long-term assets and liabilities	10,787	457
Net cash provided by operating activities	216,680	101,197

Cash flows from investing activities:
Purchase of property and equipment	(60,239)	(63,195)
Proceeds from insurance recoveries of property and equipment	184	858
Proceeds from sale of property and equipment	1,563	1,572
Net cash used in investing activities	(58,492)	(60,765)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	406,250	--
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(3,432)	(8,430)
Principal payments under long-term debt and other long-term obligations	(406,250)	(1)
Purchases and retirement of common stock	--	(12,473)
Deferred financing costs	(3,537)	--
Dividends on common stock	(71,750)	(53,619)
Excess tax benefit from share-based compensation	3,224	612
Net cash used in financing activities	(75,495)	(73,911)

Net increase (decrease) in cash and cash equivalents	82,693	(33,479)
Cash and cash equivalents, beginning of period	119,361	121,718
Cash and cash equivalents, end of period	$202,054	$88,239

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,682	$11,950
Income taxes	$46,374	$48,675

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$3,842	$4,985
Change in fair value of interest rate swaps	$1,148	$3,361
Change in deferred tax asset for interest rate swaps	$(442)	$(1,296)
Dividends declared but not yet paid	$24,610	$41,900

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

The condensed consolidated balance sheets at May 1, 2015 and August 1, 2014 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and nine months ended May 1, 2015 and May 2, 2014, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Index
2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at May 1, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$128,072	$--	$--	$128,072
Interest rate swap asset (see Note 5)	--	3,146	--	3,146
Deferred compensation plan assets**	26,847	--	--	26,847
Total assets at fair value	$154,919	$3,146	$--	$158,065

Interest rate swap liability (see Note 5)	$--	$9,701	$--	$9,701
Total liabilities at fair value	$--	$9,701	$--	$9,701

The Company’s assets and liabilities measured at fair value on a recurring basis at August 1, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$63,068	$--	$--	$63,068
Interest rate swap asset (see Note 5)	--	240	--	240
Deferred compensation plan assets**	25,322	--	--	25,322
Total assets at fair value	$88,390	$240	$--	$88,630

Interest rate swap liability (see Note 5)	$--	$7,943	$--	$7,943
Total liabilities at fair value	$--	$7,943	$--	$7,943

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at May 1, 2015 and August 1, 2014.

3.	Inventories

Inventories were comprised of the following at:

	May 1, 2015	August 1, 2014
Retail	$98,907	$128,386
Restaurant	21,928	22,371
Supplies	15,570	14,669
Total	$136,405	$165,426

Index
4.	Debt

Long-term debt consisted of the following at:

	May 1, 2015	August 1, 2014
Revolving credit facility expiring on January 8, 2020	$400,000	$--
Revolving credit facility expiring on July 8, 2016	--	212,500
Term loan payable on or before July 8, 2016	--	187,500
	400,000	400,000
Current maturities	--	25,000
Long-term debt	$400,000	$375,000

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

At May 1, 2015, the Company had $400,000 of outstanding borrowings under the 2015 Revolving Credit Facility and $11,530 of standby letters of credit, which reduce the Company’s borrowing availability under the 2015 Revolving Credit Facility (see Note 12 for more information on the Company’s standby letters of credit).  At May 1, 2015, the Company had $338,470 in borrowing availability under the 2015 Revolving Credit Facility.

In accordance with the 2015 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the 2015 Revolving Credit Facility.  As of May 1, 2015, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.48% (see Note 5 for information on the Company’s interest rate swaps).

The 2015 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At May 1, 2015, the Company was in compliance with all debt covenants.

The 2015 Revolving Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase.  Under the 2015 Revolving Credit Facility, provided there is no default existing and the total of the Company’s availability under the 2015 Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “cash availability”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock (1) in an unlimited amount if at the time such dividend or repurchase is made the Company’s consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if the Company’s consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, cash availability is at least $100,000, the Company may declare and pay cash dividends on shares of its common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

5.	Derivative Instruments and Hedging Activities

The Company has interest rate risk relative to its outstanding borrowings (see Note 4 for information on the Company’s outstanding borrowings).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

Index
For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at May 1, 2015 was 1.25%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at May 1, 2015 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of May 1, 2015 and August 1, 2014 were as follows:

(See Note 2)	Balance Sheet Location	May 1, 2015	August 1, 2014
Interest rate swaps	Other assets	$3,146	$240

Interest rate swaps	Current interest rate swap liability	$68	$4,704
Interest rate swaps	Long-term interest rate swap liability	9,633	3,239
	Total	$9,701	$7,943

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at May 1, 2015 and August 1, 2014:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	May 1, 2015	August 1, 2014	May 1, 2015	August 1, 2014	May 1, 2015	August 1, 2014
Interest rate swaps	$3,245	$240	$(99)	$--	$3,146	$240

Index
The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at May 1, 2015 and August 1, 2014:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	May 1, 2015	August 1, 2014	May 1, 2015	August 1, 2014	May 1, 2015	August 1, 2014
Interest rate swaps	$9,701	$8,441	$--	$(498)	$9,701	$7,943

The estimated fair value of the Company’s interest rate swap assets and liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at May 1, 2015 and August 1, 2014 resulted in reductions of $209 and $62, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of May 1, 2015, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $4,089.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the nine months ended May 1, 2015 and the year ended August 1, 2014:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Nine Months Ended May 1, 2015	Year Ended August 1, 2014
Cash flow hedges:
Interest rate swaps	$1,148	$3,058

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and nine-month periods ended May 1, 2015 and May 2, 2014:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Cash flow hedges:
Interest rate swaps	Interest expense	$2,040	$2,007	$6,055	$6,033

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the nine-month periods ended May 1, 2015 and May 2, 2014.

6.	Shareholders’ Equity

During the nine months ended May 1, 2015, the Company issued 127,857 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net reduction to shareholders’ equity of $3,432.

During the nine months ended May 1, 2015, total share-based compensation expense was $10,795.  The excess tax benefit realized upon exercise of share-based compensation awards was $3,224.

During the nine months ended May 1, 2015, the Company paid dividends of $3.00 per share of its common stock and declared a regular dividend of $1.00 per share of its common stock that was paid on May 5, 2015 to shareholders of record on April 17, 2015.  On June 2, 2015, the Company declared a regular dividend of $1.10 per share and a special dividend of $3.00 per share, both payable on August 5, 2015 to shareholders of record on July 17, 2015.

Index
The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the nine-month period ended May 1, 2015 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at August 1, 2014	$(4,733)
Other comprehensive income before reclassifications	4,426
Amounts reclassified from AOCL	(3,720)
Other comprehensive income, net of tax	706
AOCL balance at May 1, 2015	$(4,027)

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and nine-month period ended May 1, 2015:

	Amount Reclassified from AOCL		Affected Line Item in the
	Quarter Ended May 1, 2015	Nine Months Ended May 1, 2015	Condensed Consolidated Statements of Income
Loss on cash flow hedges:
Interest rate swaps	$(2,040)	$(6,055)	Interest expense
Tax benefit	787	2,335	Provision for income taxes
	$(1,253)	$(3,720)	Net of tax

7.	Seasonality

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

	Quarter Ended		Nine Months Ended
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Revenue:
Restaurant	$557,098	$523,557	$1,681,363	$1,573,895
Retail	126,607	119,741	441,736	417,035
Total revenue	$683,705	$643,298	$2,123,099	$1,990,930

Index
9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Nonvested stock awards	$3,670	$1,269	$8,652	$4,611
Performance-based market stock units (“MSU Grants”)	795	617	2,143	1,521
	$4,465	$1,886	$10,795	$6,132

10.	Shareholder Rights Plans

On April 9, 2015, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 9, 2015 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.  The dividend was payable on April 20, 2015 to the shareholders of record on April 20, 2015.  The Rights Agreement replaced the Company’s previous shareholder rights plan adopted in 2012 (the “2012 Plan”), and it became effective immediately following the expiration of the 2012 Plan at the close of business on April 9, 2015.  The 2012 Plan and the preferred share purchase rights issued thereunder expired by their own terms and shareholders of the Company were not entitled to any payment as a result of the expiration of the 2012 Plan.

The Rights

The Rights initially trade with, and are inseparable from, the Company’s common stock. The Rights are evidenced only by the balances indicated in the book-entry account system of the transfer agent for the Company’s common stock or, in the case of certified shares, the certificates that represent shares of the Company’s common stock. New Rights will accompany any new shares of common stock the Company issues after April 20, 2015 until the earlier of the Distribution Date, redemption of the Rights by the Board of Directors or the final expiration date of the Rights Agreement, each as described below.

Exercise Price

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Preferred Share”) for $600.00 (the “Exercise Price”), once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

Exercisability

The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 20% or more of the outstanding common stock.

Shares held by affiliates and associates of an Acquiring Person, and Notional Common Shares (as defined in the Rights Agreement) held by counterparties to a Derivatives Contract (as defined in the Rights Agreement) with an Acquiring Person, will be deemed to be beneficially owned by the Acquiring Person. Certain synthetic interests in securities created by derivative positions – whether or not such interests are considered to be ownership of the underlying common stock or are reportable for purposes of Regulation 13D of the Securities Exchange Act – are treated as beneficial ownership of the number of shares of the Company’s common stock equivalent to the economic exposure created by the derivative.

The date when the Rights become exercisable is the “Distribution Date.”  Until the Distribution Date, the common stock certificates will evidence the Rights, and any transfer of shares of common stock will constitute a transfer of Rights.  After that date, the Rights will separate from the common stock and will be evidenced by book-entry credits or by Rights certificates that the Company will mail to all eligible holders of common stock.  Any Rights held by an Acquiring Person will be void and may not be exercised.

At May 1, 2015, none of the Rights were exercisable.

Index
Consequences of a Person or Group Becoming an Acquiring Person

If a person or group becomes an Acquiring Person, after the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $600.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the Company’s common stock (or, in certain circumstances, Preferred Shares) having a market value equal to twice the Right’s then-current exercise price. In addition, if, the Company is later acquired in a merger or similar transaction after the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $600.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the acquiring corporation having a market value equal to twice the Right’s then-current exercise price.

Preferred Share Provisions

Each one one-hundredth of a Preferred Share, if issued:

•	will not be redeemable;
•	will entitle holders to quarterly dividend payments of $0.01 per share, or an amount equal to the dividend paid on one share of common stock, whichever is greater;
•	will entitle holders upon liquidation either to receive $1.00 per share or an amount equal to the payment made on one share of common stock, whichever is greater;
•	will have the same voting power as one share of common stock; and
•	if shares of the Company’s common stock are exchanged via merger, consolidation, or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of common stock.

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

Qualifying Offer Provision

The Rights would also not interfere with all-cash, fully financed tender offers for all shares of common stock that remain open for a minimum of 60 business days, are subject to a minimum condition of a majority of the outstanding shares and provide for a 20-business day “subsequent offering period” after consummation (such offers are referred to as “qualifying offers”).  In the event the Company receives a qualifying offer and the Board of Directors has not redeemed the Rights prior to the consummation of such offer, the consummation of the qualifying offer shall not cause the offeror or its affiliates to become an Acquiring Person, and the Rights will immediately expire upon consummation of the qualifying offer.

Exchange

After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the Company’s outstanding common stock, the Board of Directors may extinguish the Rights by exchanging one share of common stock or an equivalent security for each Right, other than Rights held by the Acquiring Person.

Index
Anti-Dilution Provisions

The Board of Directors may adjust the purchase price of the Preferred Shares, the number of Preferred Shares issuable and the number of outstanding Rights to prevent dilution that may occur from a stock dividend, a stock split, a reclassification of the Preferred Shares or common stock.  No adjustments to the Exercise Price of less than 1% will be made.

Amendments

The terms of the Rights Agreement may be amended by the Board of Directors without the consent of the holders of the Rights.  After a person or group becomes an Acquiring Person, the Board of Directors may not amend the agreement in a way that adversely affects holders of the Rights.

Expiration

If the Rights Agreement is approved by the Company’s shareholders at the 2015 annual shareholders’ meeting, the Rights will expire on April 9, 2018. If shareholders do not approve the Rights Agreement, the Rights will expire immediately following certification of the vote at the 2015 annual shareholders’ meeting.

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Net income per share numerator	$35,317	$28,728	$116,504	$92,943

Net income per share denominator:
Weighted average shares	23,937,844	23,820,309	23,904,945	23,816,841
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	128,217	158,165	128,351	141,217
Diluted weighted average shares	24,066,061	23,978,474	24,033,296	23,958,058

12.	Commitments and Contingencies

During 2014 and through September 25, 2014, the Company was served with several claims filed as a putative collective action alleging violations of the Fair Labor Standards Act (“FLSA”).  The Company has recorded a total provision of approximately $3,500 at May 1, 2015 to reflect potential liability related to these lawsuits.  Although we continue to believe that the Company’s associate managers are and have been properly classified as exempt employees under FLSA and have therefore aggressively challenged the plaintiffs’ claims in these lawsuits, in light of the potential cost and uncertainty involved in these lawsuits, in March 2015, we entered into a memorandum of understanding (the “MOU”) with respect to a settlement with plaintiffs’ counsel to resolve the series of lawsuits.  In May 2015, the parties executed the settlement agreement based on the MOU, and the final resolution of these matters through settlement is subject to final court approval.  No other provision for any potential liability has been made in the condensed consolidated financial statements of the Company related to these proceedings though an adverse outcome could be material to the Company’s results of operations or financial position.  See “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for further information related to these claims.

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

Index
Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of May 1, 2015, the Company had $11,530 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2015 Revolving Credit Facility (see Note 4).

At May 1, 2015, the Company is secondarily liable for lease payments associated with one property.  The Company is not aware of any non-performance under this lease arrangement that would result in the Company having to perform in accordance with the terms of this guarantee; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangement.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  At May 1, 2015 and May 2, 2014, the Company recorded a liability in the Condensed Consolidated Balance Sheets related to legal costs.  The Company believes that the amount recorded is immaterial to the Company’s consolidated results of operations and financial position and that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no additional liability has been recorded in the Condensed Consolidated Balance Sheets.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At May 1, 2015, we operated 634 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2014 (the “2014 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2014 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 25-28 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

We have maintained our focus on the execution of these priorities.  In the third quarter of 2015, we outperformed traffic and restaurant sales of our peers in the Knapp-Track™ Casual Dining Index for the fourteenth consecutive quarter and our comparable store retail sales increased over 4%.  During the quarter, we introduced several new promotional menu items and have continued to focus on strengthening our relationships with our guests through alternative channels, such as digital and social media and our music program.  During the quarter, we began implementation of our dining room management system in our stores and expect to substantially complete this initiative in the fourth quarter of 2015.  This initiative’s purpose is to optimize our wait list and seating process while reducing our overall cost.  We also implemented our second market-level pricing increase during the quarter and continued to improve operating margins.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and nine-month period ended May 1, 2015 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	31.6	31.3	33.0	32.7
Labor and other related expenses	36.1	37.8	34.9	36.1
Other store operating expenses	18.5	18.8	18.4	18.8
Store operating income	13.8	12.1	13.7	12.4
General and administrative expenses	5.7	5.1	5.1	5.0
Operating income	8.1	7.0	8.6	7.4
Interest expense	0.6	0.6	0.6	0.6
Income before income taxes	7.5	6.4	8.0	6.8
Provision for income taxes	2.3	1.9	2.5	2.1
Net income	5.2%	4.5%	5.5%	4.7%

Index
The following table sets forth the number of stores in operation at the beginning and end of the quarters and nine-month periods ended May 1, 2015 and May 2, 2014, respectively:

	Quarter Ended		Nine Months Ended
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Open at beginning of period	634	625	631	624
Opened during period	--	2	3	3
Open at the end of period	634	627	634	627

Total Revenue

Total revenue for the third quarter and first nine months of 2015 increased 6.3% and 6.6%, respectively, compared to the same periods in the prior year.

The following table highlights the key components of revenue for the quarter and nine-month period ended May 1, 2015 as compared to the quarter and nine-month period ended May 2, 2014:

	Quarter Ended		Nine Months Ended
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Revenue in dollars:
Restaurant	$557,098	$523,557	$1,681,363	$1,573,895
Retail	126,607	119,741	441,736	417,035
Total revenue	$683,705	$643,298	$2,123,099	$1,990,930
Total revenue by percentage relationships:
Restaurant	81.5%	81.4%	79.2%	79.1%
Retail	18.5%	18.6%	20.8%	20.9%
Average unit volumes(1):
Restaurant	$878.7	$836.5	$2,654.1	$2,517.9
Retail	199.7	191.3	697.3	667.2
Total revenue	$1,078.4	$1,027.8	$3,351.4	$3,185.1
Comparable store sales increase (decrease):
Restaurant	5.2%	(0.6%)	5.5%	0.5%
Retail	4.5%	0.9%	4.5%	(0.2%)
Restaurant and retail	5.1%	(0.3%)	5.3%	0.3%

(1)	Average unit volumes include sales of all stores.

For the third quarter of 2015, our comparable store restaurant sales increase consisted of a 3.4% average check increase for the quarter (including a 2.5% average menu price increase) and a 1.8% guest traffic increase.  We believe the positive impact of lower gasoline prices on consumer spending and travel contributed to our guest traffic increase.  For the third quarter of 2015, our comparable store retail sales increase resulted primarily from strong performance in apparel and accessories and bed and bath merchandise categories and the increase in guest traffic.

For the first nine months of 2015, our comparable store restaurant sales increase consisted of a 3.0% average check increase for the nine months (including a 2.4% average menu price increase) and a 2.5% guest traffic increase. We believe the increase in guest traffic resulted from seasonal menu promotions, the milder winter weather as compared to the prior year, the positive impact of lower gasoline prices on consumer spending and travel and the success of our national advertising.   For the first nine months of 2015, our comparable store retail sales increase resulted primarily from strong performance in apparel and accessories, décor, and bed and bath merchandise categories and the increase in guest traffic.

Restaurant and retail sales from newly opened stores accounted for the balance of the total revenue increases in the third quarter and first nine months of 2015 as compared to the same periods in the prior year.

Index
Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the third quarter and first nine months of 2015 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Cost of Goods Sold in dollars:
Restaurant	$153,351	$141,757	$470,511	$432,735
Retail	62,791	59,750	230,081	217,716
Total Cost of Goods Sold	$216,142	$201,507	$700,592	$650,451
Cost of Goods Sold by percentage of revenue:
Restaurant	27.5%	27.1%	28.0%	27.5%
Retail	49.6%	49.9%	52.1%	52.2%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter of 2015 as compared to the same period in the prior year was due to commodity inflation partially offset by our menu price increase referenced above. The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first nine months of 2015 as compared to the same period in the prior year was primarily due to commodity inflation and a shift to higher cost menu items partially offset by our menu price increase referenced above and lower food waste. Higher cost menu items accounted for an increase of 0.2% in restaurant cost of goods sold as a percentage of restaurant revenue for the first nine months of 2015 as compared to the same period in the prior year.  Lower food waste accounted for a decrease of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the first nine months of 2015 as compared to the same period in the prior year.  Commodity inflation was 4.0% and 3.9%, respectively, in the third quarter and first nine months of 2015.

We presently expect the rate of commodity inflation to be approximately 3.0% for 2015.

The decrease in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2015 as compared to the prior year quarter resulted primarily from lower markdowns, lower damages and vendor allowances and lower shrinkage partially offset by lower initial markup on merchandise.

Third Quarter (Decrease) Increase as a Percentage of Retail Revenue
Markdowns	(0.3%)
Damages and vendor allowances	(0.2%)
Retail inventory shrinkage	(0.1%)
Lower initial markup on merchandise	0.3%

Retail cost of goods sold as a percentage of retail revenue remained relatively constant in the first nine months of 2015 as compared to the same period in the prior year.

Index
Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 36.1% in the third quarter of 2015 as compared to 37.8% in the third quarter of 2014.   This percentage change resulted primarily from the following:

Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Employee health care expenses	(0.8%)
Store hourly labor	(0.6%)
Store management compensation	(0.4%)
Payroll tax expense	(0.2%)
Store incentive compensation expense	0.5%

Labor and related expenses as a percentage of total revenue decreased to 34.9% in the first nine months of 2015 as compared to 36.1% in the same period in the prior year.   This percentage change resulted from the following:

First Nine Months (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor	(0.7%)
Store management compensation	(0.4%)
Employee health care expenses	(0.3%)
Payroll tax expense	(0.2%)
Store incentive compensation expense	0.4%

The decreases in our employee health care expenses as a percentage of total revenue for the third quarter and the first nine months of 2015 as compared to the same periods in the prior year resulted primarily from lower claims in 2015 and the recognition of premium credits related to claims for the plan year ending December 31, 2014.

The decreases in store hourly labor costs as a percentage of total revenue for the third quarter and first nine months of 2015 as compared to the same periods in the prior year resulted from menu price increases being higher than wage inflation and improved productivity driven by the successful implementation of labor savings initiatives in the first quarter of 2015.

The decreases in store management compensation expense as a percentage of total revenue for the third quarter and first nine months of 2015 as compared to the same periods in the prior year resulted primarily from the increases in revenue in the third quarter and first nine months of 2015 as compared to the prior year periods.

The decreases in payroll tax expense as a percentage of total revenue for the third quarter and first nine months of 2015 as compared to the same periods in the prior year resulted primarily from a reduction in state unemployment tax rates.

The increases in store incentive compensation expense as a percentage of total revenue for the third quarter and first nine months of 2015 as compared to the same periods in the prior year reflected better performance against financial objectives in 2015 as compared to the prior year.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our store manager conference.

Other store operating expenses as a percentage of total revenue decreased to 18.5% in the third quarter of 2015 as compared to 18.8% in the third quarter of 2014.  This percentage decrease resulted from lower utilities expense.

Index
Other store operating expenses as a percentage of total revenue decreased to 18.4% in the first nine months of 2015 as compared to 18.8% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Nine Months (Decrease) as a Percentage of Total Revenue
Maintenance expense	(0.2%)
Utilities expense	(0.2%)
Store manager conference expense	(0.1%)

The decreases in utilities expense as a percentage of total revenue for the third quarter and first nine months of 2015 as compared to the same periods in the prior year resulted primarily from milder winter weather and lower natural gas prices.

The decrease in maintenance expense as a percentage of total revenue for the first nine months of 2015 as compared to the same period in the prior year resulted primarily from the increase in revenue.

In the first quarter of 2014, we held a manager conference which was attended by our store operations management team.  We did not hold a manager’s conference in the first nine months of 2015 and we expect to hold our next conference in the first quarter of 2016.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue increased to 5.7% in the third quarter of 2015 as compared to 5.1% in the third quarter of 2014.  This percentage change resulted from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Incentive compensation expense	0.8%
Proxy contest expenses in the prior year	(0.2%)

General and administrative expenses as a percentage of total revenue increased to 5.1% in the first nine months of 2015 as compared to 5.0% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Nine Months Increase (Decrease) as a Percentage of Total Revenue
Incentive compensation expense	0.4%
Litigation accrual	0.2%
Proxy contest expenses in the prior year	(0.2%)
Payroll and related expenses	(0.2%)

Higher incentive compensation in the third quarter and first nine months of 2015 as compared to the same periods in the prior year resulted primarily from better performance against financial objectives as compared to the prior year and an increase in the price of our common stock in 2015.

In the third quarter and first nine months of 2014, we incurred $1,113 and $4,313, respectively, in costs related to a proxy contest at our Annual Shareholders Meeting and a Special Meeting of Shareholders.

We recorded a total provision of approximately $3,500 for the first nine months of 2015 related to the potential liability associated with the previously disclosed Fair Labor Standards Act (“FLSA”) litigation.  See Note 12 to our Condensed Consolidated Financial Statements and “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for further information related to the FLSA litigation.

Lower payroll and related expenses in the first nine months of 2015 as compared to the same period in the prior year resulted primarily from a reduction in employee health care costs and the increase in revenue.

Index
Interest Expense

Interest expense for the third quarter of 2015 was $4,030 as compared to $4,327 in the third quarter of 2014.  Interest expense for the first nine months of 2015 was $13,138 as compared to $13,205 in the same period in the prior year.  The decrease in interest expense for the third quarter of 2015 as compared to the third quarter of 2014 resulted primarily from the reduction in our credit spread by 0.25% as a result of our debt refinancing in January 2015.  The decrease in interest expense for the first nine months of 2015 as compared to the same period in the prior year resulted primarily from the reduction in our credit spread by 0.25% partially offset by the write-off of $412 in deferred financing costs as a result of our debt refinancing.  See the discussion below under “Borrowing Capacity and Debt Covenants” for further information on our debt refinancing.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 31.4% and 29.7%, respectively in the third quarters of 2015 and 2014.  The increase in the effective tax rate from the third quarter of 2014 to the third quarter of 2015 resulted primarily from an increase in pretax income.  The effective tax rate remained flat at 31.1% in the first nine months of 2015 and 2014 primarily due an increase in pretax income offset by the impact of the retroactive reinstatement of the Work Opportunity Tax Credit through December 31, 2014.  We presently expect our effective tax rate for 2015 to be between 31% and 32%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $750,000 revolving credit facility (the “2015 Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at August 1, 2014, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the third quarter of 2015.

We believe that cash on hand at May 1, 2015, along with cash generated from our operating activities and the borrowing capacity under our 2015 Revolving Credit Facility will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $216,680 for the third quarter of 2015, which represented an increase from the $101,197 net cash provided during the third quarter of 2014.  This increase primarily reflected lower retail inventory, lower accounts payable disbursements, higher net income and the timing of payments for estimated income taxes.

Borrowing Capacity and Debt Covenants

On January 8, 2015, we entered into a five-year $750,000 revolving credit facility. The 2015 Revolving Credit Facility replaced a term loan totaling $181,250 and a $218,750 revolving credit facility (“Prior Credit Facility”).  At May 1, 2015, we had $400,000 of outstanding borrowings under the 2015 Revolving Credit Facility and we had $11,530 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the 2015 Revolving Credit Facility. At May 1, 2015, we had $338,470 in borrowing availability under our 2015 Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

Similar to the Prior Credit Facility, the 2015 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Index
Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $60,055 for the first nine months of 2015 as compared to $62,337 for the same period in the prior year.  Our capital expenditures consisted primarily of capital expenditures for maintenance programs, technology and operations improvements and costs of new store locations.  We estimate that our capital expenditures during 2015 will be approximately $95,000.  This estimate includes the acquisition of sites and construction costs of approximately six new stores that have opened or are expected to open during 2015, as well as for acquisition and construction costs for store locations to be opened in 2016, capital expenditures for maintenance programs and technology and operations improvements.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our 2015 Revolving Credit Facility, as necessary.

Dividends, Share Repurchases and Share-Based Compensation Awards

The 2015 Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  Under the 2015 Revolving Credit Facility, provided there is no default existing and the total of our availability under the 2015 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “cash availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if at the time of the dividend or the repurchase is made our consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, cash availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

During the first nine months of 2015, we paid dividends of $3.00 per share, or an aggregate of $71,750.  During the third quarter of 2015, we declared a dividend of $1.00 per share that was paid on May 5, 2015 to shareholders of record on April 17, 2015.  On June 2, 2015, we declared a regular dividend of $1.10 per share and a special dividend of $3.00 per share, both payable on August 5, 2015 to shareholders of record on July 17, 2015.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2015.  We did not repurchase any shares during the first nine months of 2015.

During the first nine months of 2015, we issued 127,857 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net use of cash of $3,432.

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

We had positive working capital of $75,447 at May 1, 2015 versus negative working capital of $14,789 at August 1, 2014.  Working capital increased from August 1, 2014 primarily because of an increase in cash generated from operations and a decrease in our current maturities on our long-term debt due to our debt refinancing partially offset by lower retail inventories.

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

Index
We have not made any material changes in our methodology for assessing impairments during the first nine months of 2015, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first nine months of 2015 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

Index
We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2015 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first nine months of 2015 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

Legal Proceedings

We are parties to various legal and regulatory proceedings and claims incidental to our business from time to time.  We review outstanding claims and proceedings internally and with external counsel, as necessary and appropriate, to assess probability of loss and for the ability to estimate loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  Although we believe that the judgments and estimates used in establishing our legal reserves are reasonable, an unsuccessful legal proceeding or a settlement could result in material adjustments to our Condensed Consolidated Financial Statements and our consolidated financial position (see Note 12 to our Condensed Consolidated Financial Statements and “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for further information).

Index
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2014 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since August 1, 2014.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of May 1, 2015, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended May 1, 2015 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

FLSA Litigation

On April 11, 2014, a putative collective action under the Fair Labor Standards Act (“FLSA”) was filed in the United States District Court for the Northern District of New York, Proper v. Cracker Barrel Old Country Store, Inc., in which the named plaintiff is challenging the Company’s classification of associate managers as being exempt from the minimum wage and overtime requirements and is asserting various New York state law wage notice claims. Two other putative collective action suits alleging claims under the FLSA, Hill and Hernandez v. Cracker Barrel and Perzan et al. v. Cracker Barrel, were filed in the United States District Courts for the Middle District of Florida in August 2014 and for the District of Massachusetts in September 2014, respectively.  These lawsuits assert essentially duplicative claims under select state laws challenging the same exempt classification of associate managers.  The plaintiffs in these lawsuits seek an unspecified amount of alleged back wages, liquidated damages, statutory damages and attorneys' fees. Although we continue to believe that our associate managers are and have been properly classified as exempt employees under FLSA and have therefore aggressively challenged the plaintiffs’ claims in these lawsuits, in light of the potential cost and uncertainty involved in these lawsuits, in March 2015, we entered into a memorandum of understanding (the “MOU”) with respect to a settlement with plaintiffs’ counsel to resolve the series of lawsuits.  In May 2015, the parties executed the settlement agreement based on the MOU, and the final resolution of these matters through settlement is subject to final court approval.  The Company has recorded a provision of approximately $3,500 at May 1, 2015 related to these lawsuits.  With the exception of this provision relating to these lawsuits recorded at May 1, 2015, no other provision for any potential liability has been made in the condensed consolidated financial statements of the Company related to these proceedings.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: June 2, 2015	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date: June 2, 2015	By:	/s/P. Douglas Couvillion
P. Douglas Couvillion, Vice President, Corporate Controller and
Principal Accounting Officer

Index

INDEX TO EXHIBITS

Exhibit

4.1
Rights Agreement, dated as of April 9, 2015, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Articles of Amendment to the Amended and Restated Charter as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on April 9, 2015)

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