Form 10-K
period 2015-07-31
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2015-09-29
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from___________ to ____________

Commission file number: 000‑25225
____________________

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62‑0812904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 Hartmann Drive	37087-4779
Lebanon, Tennessee (Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (615) 444-5533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.01)	The NASDAQ Stock Market LLC
Rights to Purchase Series A Junior Participating	(NASDAQ Global Select Market)
Preferred Stock (Par Value $0.01)
____________________

Securities registered pursuant to Section 12(g) of the Act: None
____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,185,726,301.

As of September 21, 2015, there were 24,025,539 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10‑K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 12, 2015
(the “2015 Proxy Statement”)

INTRODUCTION

General

This report contains references to years 2015, 2014 and 2013, which represent our fiscal years ended July 31, 2015, August 1, 2014 and August 2, 2013, respectively.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

Forward-Looking Statements/Risk Factors

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

OPERATIONS

As of September 21, 2015, we operated 637 stores in 42 states.  None of our stores are franchised.  Our stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite.  We pride ourselves on our consistent quality, value and friendly service.  The dedication and commitment of our operating teams continues to be broadly recognized by consumers.  Technomic, Inc., a well-recognized industry research firm which analyzes consumer ratings, named Cracker Barrel a 2015 Chain Restaurant Consumers’ Choice Award winner for our pleasant and friendly service.  In addition, FamilyFun magazine named Cracker Barrel a top family-friendly restaurant as part of their third annual Travel Awards.  We were also ranked number one by Nation’s Restaurant News Consumer Picks survey in the categories of Menu Variety and Atmosphere.  We believe these honors reaffirm the strength of our brand.

Store Format: The format of our stores consists of a trademarked rustic old country-store design offering a full-service restaurant menu that features home-style country food and a wide variety of decorative and functional items such as rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods.  All stores are freestanding buildings.  Store interiors are subdivided into a dining room occupying approximately 28% of the total interior store space, a gift shop occupying approximately 22% of such space and the balance primarily consisting of kitchen, storage and training areas.  Our stores have stone fireplaces and are decorated with antique‑style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests while waiting for a table in our dining room or after enjoying a meal and are sold by the gift shop.  The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

Products:  Our restaurants, which generated approximately 80% of our total revenue in 2015, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Except for Christmas Day, when they are closed, and Christmas Eve when they close at 2:00 p.m., our restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays).  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, fruit and yogurt parfaits, pork and turkey bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, a variety of salads, sandwiches, soups, fresh side items and specialty items such as pinto beans and turnip greens.  We also offer lower calorie breakfast, lunch and dinner items, which are full of flavor but with fewer calories.  Additionally, we may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions.  Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée.  There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest during 2015 was $10.23, which represents a 2.9% increase over the prior year.  We served an average of approximately 6,700 restaurant guests per week in a typical store in 2015.

The following table highlights the price ranges for our meals in 2015:

Prices Range
Breakfast	$3.49 to $9.59
Lunch and Dinner	$4.59 to $14.99

The following table highlights each day-part’s percentage of restaurant sales in 2015:

Percentage of Restaurant Sales in 2015
Breakfast Day-Part (until 11:00 a.m.)	24%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	39%
Dinner Day-Part (4:00 p.m. to close)	37%

We also offer items for sale in our gift shops that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes. Our gift shops, which generated approximately 20% of our total revenue in 2015, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CDs, cookware, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves and other food items.

The following table highlights the five categories which accounted for the largest shares of our retail sales in 2015:

Percentage of Retail Sales in 2015
Apparel and Accessories	30%
Food	18%
Décor	14%
Toys	13%
Bed and Bath	8%

Our typical gift shop features approximately 4,200 stock keeping units.  Many of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $430 per square foot in 2015) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

We also sell certain licensed food products under the “CB Old Country Store” brand name in the grocery store and retail channels.  These licensed food products currently include ham, premium bacon, deli meat, jerky, summer sausage, baking mix and gravy mix.

Product Development and Merchandising:  We maintain a product development department, which develops new and improved menu items either in response to shifts in customer preferences or to create customer interest.  We utilize a formal development and testing process, which includes guest research and in-store market tests to ensure products brought to market have a greater likelihood of meeting our goals.  Menu-driven growth is built through three areas:  enhancements to our current core menu offerings, the addition of new core menu offerings and limited time offer promotions we call seasonal events.  Our merchandising department selects and develops products for our gift shop.  We are focused on driving retail sales by converting those customers who come to us for a restaurant visit.  Our assortment includes core and seasonal themes.  Our seasonal themes are designed to create interest and excitement in our stores by providing our guests with additional choices.   Our licensees develop new licensed food products under our direction for consideration and approval.  We intend to add additional licensees and licensed food products in the future.

Store Management and Quality Controls: At each store, our store management typically consists of one general manager, four associate managers and one retail manager.  Our store management is responsible for an average of 105 employees on two shifts.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate store managers to improve sales and operational performance, we maintain bonus plans designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plans also reward managers who achieve specific operational targets.  Each store is assigned to both a restaurant and a retail district manager.  We employ ninety restaurant district managers and ten restaurant regional vice presidents.  Each restaurant district manager oversees seven to nine stores and each restaurant regional vice president oversees eight to ten district managers.  Each restaurant district manager is assigned to a restaurant regional vice president.  We also employ forty-three retail district managers, two retail regional directors and four retail regional vice presidents.  Each retail district manager oversees ten to fifteen retail stores.  Each retail director oversees four district managers.  Each retail regional vice president oversees eight to thirteen retail district managers.  Two of the retail regional vice presidents each oversee one of the two regional directors.  The various levels of restaurant and retail management work closely together to allow our stores to deliver a unique, integrated employee and guest experience.

To ensure that individual stores are operated at a high level of quality, we focus significant attention on the selection and training of store managers.  The store management recruiting and training program begins with an evaluation and screening process.  In addition to multiple interviews and verification of background and experience, we conduct assessments designed to identify those applicants most likely to be best suited to manage store operations. Candidates who successfully pass this screening process are then required to complete a training program.  The restaurant manager training program consists of three weeks of training at our home office and five weeks of in-store training.  The retail manager training program consists of two weeks of training at our home office and three weeks of in-store training.  We believe that our training programs develop managers who can effectively deliver a great employee and guest experience through the leadership and execution of our operating systems.  This program allows new managers the opportunity to become familiar with our operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility.  We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including a mix of hands-on, traditional classroom, written and cloud-based training.  Each store is equipped with dedicated training computers and cloud-based proprietary eLearning instruction programs.  Additionally, each store typically has an employee training coordinator who oversees the training of the store’s hourly employees.

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

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2015:

Percentage of Food Purchases in 2015
Beef	15%
Dairy (including eggs)	13%
Fruits and vegetables	12%
Pork	11%
Poultry	10%

Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2015 was chicken tenderloin at approximately 5% of total food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors.  Eggs are purchased through four vendors.  We purchase our pork through seven vendors and we purchase our beef and poultry each through eight vendors.  Should any food items from a particular vendor become unavailable, we generally believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 80% in 2015) directly from domestic and international vendors and warehouse, or crossdock, them at our retail distribution center in Lebanon, Tennessee, which we lease.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to individual stores.  Approximately one-third of our 2015 retail items were purchased directly from vendors in the People’s Republic of China and, in 2014, we began making retail purchases from vendors in India, Thailand, the Philippines and Vietnam.  We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

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

Guest Satisfaction:  We are committed to providing our guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment, in a way that evokes memories of the past.  Our commitment to offering guests a quality experience begins with our employees.  Our mission statement, “Pleasing People,” embraces guests and employees alike, and our employees are trained on the importance of that mission in a culture of mutual respect.  We also are committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality.  Through the regular use of guest surveys and store visits by district managers and regional vice presidents, management receives valuable feedback that is used in our ongoing efforts to improve the stores and to demonstrate our continuing commitment to pleasing our guests.  We have a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up.  We use internet and interactive voice response systems to monitor operational performance and guest satisfaction at all stores on an ongoing basis.  We have public notices in our menus, on our website and posted in our stores informing customers and employees about how to contact us by Internet or toll-free telephone number with questions, complaints or concerns regarding services or products.  We conduct training on how to gather information and investigate and resolve customer concerns.  This is accompanied by comprehensive training for all store employees on our public accommodations policy and commitment to “Pleasing People.”

Marketing: We employ multiple mediums to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests. In 2015, we had over 1,700 billboards and this expenditure accounted for 42% of our total advertising spend.  Outdoor advertising is also expected to represent approximately 41% of advertising expenditures in 2016.  We believe we are among the top billboard advertisers in the restaurant industry.  Our use of non-billboard media has increased in recent years as we look to build market awareness for local occasions.  This increased support has utilized broadcast television, national cable and digital support.  In 2015, we ran media in our first, second and fourth quarters.  In 2016, we anticipate adding similar media to our third quarter.  We continue to increase our efforts in the digital space to drive preference and engagement with the brand.  We now have properties on multiple social media sites, including a customer relationship management program, an e-commerce platform and our brand site.  Our exclusive music program drives awareness for the brand and builds cultural relevance and affinity with our guests.  We continue to have multiple releases each year with specific promotional support for each release.  In 2016, we plan to spend approximately 2.6% of our revenues on advertising compared to 2.4% of revenues in 2015.

STORE DEVELOPMENT

We opened six new stores in 2015. We plan to open seven or eight new stores during 2016.  As of September 21, 2015, approximately 83% of our stores are located along interstate highways.  Our remaining stores are located off-interstate or near tourist destinations.  We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and by locating in certain local markets where our guests live and work including locations outside of our existing core markets and in states where we currently do not operate.

Of the 637 stores open as of September 21, 2015, we own the land and buildings for 417, while the other 220 properties are either ground leases or ground and building leases.  Land costs for stores opened during 2015 averaged $1,415 per site if owned.  Building, site improvement, furniture, equipment and related development costs for stores opened during 2015 averaged $3,062.  Pre-opening costs averaged $380 per store in 2015.

Our current store prototype is approximately 9,000 square feet, including approximately 2,100 square feet of retail selling space, and has dining room seating for 177 guests.  Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

EMPLOYEES

As of July 31, 2015, we employed approximately 72,000 people, of whom 461 were in advisory and supervisory capacities, 3,712 were in-store management positions and 34 were officers.  Many store personnel are employed on a part‑time basis.  None of our employees is represented by any union, and management considers its employee relations to be good.

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

Adequate alternative sources of supply, as well as the ability to adjust menus if needed, are believed to exist for substantially all of our restaurant products.  Our retail supply chain generally involves longer lead-times and, often, more remote sources of product, including the People’s Republic of China, and most of our retail product is distributed to our stores through a single distribution center.  Although disruption of our retail supply chain could be difficult to overcome, we continuously evaluate the potential for disruptions and ways to mitigate such disruptions should they occur.

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

In addition, many of the factors discussed above, along with the current economic environment and the related impact on available credit, may affect us and our suppliers and other business partners, landlords, and customers in an adverse manner, including, but not limited to, reducing access to liquid funds or credit (including through the loss of one or more financial institutions that are a part of our revolving credit facility), increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our revolving credit facility and our derivative and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular will remain static in 2016, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

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

We are subject to the general risks of inflation, and our operating profit margins and results of operations depend significantly on our ability to anticipate and react to changes in the price, quality and availability of food and other commodities, ingredients, retail merchandise, utilities and other related costs over which we have limited control.  Fluctuations in economic conditions, weather, demand and other factors affect the availability, quality and cost of the ingredients and products that we buy.  Some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather, which could result in greater volatility in product supply and price.  Furthermore, many of the products that we use and their costs are interrelated.  The increased global demand for corn, wheat and dairy products has increased feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  In addition, food safety concerns, widespread outbreaks of livestock and poultry diseases, such as, among other things, the Avian Flu, and product recalls, all of which are out of our control, and, in many instances, unpredictable, could also increase our costs and possibly affect the supply of livestock and poultry products.  Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations.  In addition, because we provide a moderately-priced product, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases.

Our plans depend significantly on our strategic priorities and business initiatives designed to enhance our menu and retail offerings, support our brand, improve operating margins and improve the efficiencies and effectiveness of our operations.  Failure to achieve or sustain these plans could adversely affect our results of operations.

We have had, and expect to continue to have, priorities and initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition.  These priorities and initiatives include, but are not limited to, the introduction of tiered menu pricing, evolving our marketing messaging to support the brand, improving the quality and breadth of retail assortments, re-engineering store processes to reduce costs and improve store margins, applying technology to improve the employee and guest experience, expanding our store footprint, including the launch of a new fast casual concept, and extending the brand beyond our existing stores. It is possible that our focus on these priorities and initiatives and constantly changing consumer preferences could cause unintended changes to our current results of operations. Additionally, many of these initiatives are inherently risky and uncertain in their application to our business in general, even when tested successfully on a more limited scale.  It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful system-wide implementation across hundreds of stores and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.

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

Our risks are heightened because of our single retail distribution facility and our potential inability or failure to execute on a comprehensive business continuity plan following a major disaster at or near our corporate facility could adversely affect our business.

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

Our consolidated indebtedness and our leverage ratio may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.  There are various financial covenants and other restrictions in our revolving credit facility. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity.  A default under our credit agreement may also significantly affect our ability to obtain additional or alternative financing.  For example, the lenders’ ongoing obligation to extend credit under the revolving credit facility is dependent upon our compliance with these covenants and restrictions.

Our ability to make scheduled interest payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.  Our inability to refinance our indebtedness when necessary or to do so upon attractive terms would materially and adversely affect our liquidity and our ongoing results of operations.

In recent years, we have increased the quarterly cash dividends on our common stock and, in 2015, we also declared a special dividend on our common stock.  Any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the dividend.  Furthermore, there can be no assurance that we will be able to actively repurchase our common stock and we may discontinue plans to repurchase common stock at any time.

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

Our insurance coverage is structured to include deductibles, self-insured retentions, limits of liability, stop loss limits and similar provisions that we believe prudent based on our operations. However, there are types of losses we may incur against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of terrorism and some natural disasters, including floods.  If we incur such losses, our business could suffer.  In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses, including unexpected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the United States generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock.  We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

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

The Lion Fund II, L.P., an affiliate of Biglari Holdings Inc. (“BH”), the owner of Steak N Shake and Western Sizzlin’ restaurants, is currently the beneficial owner of approximately 19.9% of our outstanding common stock.  In the past, BH and its affiliates have nominated candidates for election to our board of directors at our annual meetings of shareholders, resulting in proxy contests, and called publicly for special meetings of shareholders to consider other proposals.  While BH and its affiliates have not nominated director candidates for election at our 2015 Annual Meeting of Shareholders, the actions of BH and its affiliates or another activist shareholder in the future could adversely affect our business because:

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

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock.  The shareholder rights plan is currently scheduled to expire on April 9, 2018, but would expire promptly following the 2015 Annual Meeting of Shareholders if the shareholder rights plan is not approved by our shareholders. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock.  The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights plan or are otherwise not approved by our Board of Directors.

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

In addition to the properties mentioned above, we own or lease the following store properties as of September 21, 2015:

State	Owned	Leased	State	Owned	Leased
Tennessee	37	14	Maryland	3	5
Florida	40	18	Oklahoma	6	2
Texas	33	18	New Jersey	2	4
Georgia	30	14	Wisconsin	5	0
North Carolina	24	16	Colorado	3	1
Kentucky	22	13	Kansas	3	1
Virginia	19	13	Massachusetts	0	4
Ohio	22	9	New Mexico	3	1
Alabama	21	9	Utah	4	0
Indiana	22	7	Iowa	3	0
South Carolina	14	12	Connecticut	1	1
Pennsylvania	9	14	Idaho	2	0
Illinois	20	2	Montana	2	0
Missouri	14	3	Nebraska	1	1
Michigan	13	3	Delaware	0	1
Arizona	2	11	Maine	0	1
Mississippi	9	4	Minnesota	1	0
Arkansas	5	7	New Hampshire	1	0
Louisiana	8	2	North Dakota	1	0
West Virginia	3	7	Rhode Island	0	1
New York	8	1	South Dakota	1	0
			Total	417	220

We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.  See “Operations" and "Store Development" in Item 1 of this Annual Report on Form 10-K for additional information on our properties.

ITEM 3.	LEGAL PROCEEDINGS

FLSA Litigation

On April 11, 2014, a putative collective action under the Fair Labor Standards Act (“FLSA”) was filed in the United States District Court for the Northern District of New York, Proper v. Cracker Barrel Old Country Store, Inc., in which the named plaintiffs are challenging the Company’s classification of associate managers as being exempt from the minimum wage and overtime requirements and is asserting various New York state law wage notice claims.  Two other putative collective action suits alleging claims under the FLSA, Hill and Hernandez v. Cracker Barrel and Perzan et al. v. Cracker Barrel, were filed in the United States District Courts for the Middle District of Florida in August 2014 and for the District of Massachusetts in September 2014, respectively.  These lawsuits asserted essentially duplicative claims under select state laws challenging the same exempt classification of associate managers.  The plaintiffs sought an unspecified amount of alleged back wages, liquidated damages, and attorneys' fees. Although we continue to believe that our associate managers are and have been properly classified as exempt employees under FLSA and have therefore aggressively challenged the plaintiffs’ claims in these lawsuits, in light of the potential cost and uncertainty involved in these lawsuits, in March 2015, we entered into a memorandum of understanding (the “MOU”) with respect to a settlement with plaintiffs’ counsel to resolve the series of lawsuits.  Per the MOU, all three of these federal lawsuits were dismissed and a consolidated lawsuit was filed in Broward County, Florida Circuit Court with respect to the underlying claims.  In May 2015, the parties executed the settlement agreement based on the MOU, and the settlement agreement was approved by the Florida court on July 31, 2015.  Consistent with the terms of the MOU and the court-approved agreement, the parties will distribute notice to potential claimants and process submitted claims through a settlement administrator. The Company has recorded a provision of approximately $3,500 at July 31, 2015 related to these lawsuits.  With the exception of this provision relating to these lawsuits recorded at July 31, 2015, no other provision for any potential liability has been made in the consolidated financial statements of the Company related to these proceedings.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	57	President and Chief Executive Officer

Lawrence E. Hyatt	60	Senior Vice President and Chief Financial Officer

Beverly K. Carmichael	56	Senior Vice President and Chief People Officer

Christopher A. Ciavarra	44	Senior Vice President, Marketing

Laura A. Daily	51	Senior Vice President, Retail

Nicholas V. Flanagan	49	Senior Vice President, Operations

Edward A. Greene	60	Senior Vice President, Strategic Initiatives

Jeffrey M. Wilson	40	Vice President, Corporate Controller and Principal Accounting Officer

Michael J. Zylstra	49	Vice President, General Counsel and Secretary

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us in various capacities since 2009.  Ms. Cochran served as our Executive Vice President and Chief Financial Officer from April 2009 to November 2010, and as President and Chief Operating Officer from November 2010 until September 2011 when she assumed her current position.  In September 2011, she also became a member of our Board of Directors.  Prior to March 2009, she was the Chief Executive Officer of Books-A-Million, Inc.  Ms. Cochran has 22 years of experience in the retail industry and six years of experience in the restaurant industry.

Mr. Hyatt has been employed with us as Senior Vice President and Chief Financial Officer since January 2011.  Prior to January 2011, he was the Chief Financial Officer and Treasurer of O’Charley’s Inc., having assumed that role in 2004.  He also served as Interim President and Chief Executive Officer of O’Charley’s Inc. from February 2009 through June 2009.  Mr. Hyatt has 13 years of experience in the restaurant industry, seven years of experience in the retail industry and over 20 years of experience as Chief Financial Officer with various organizations. On September 15, 2015, Mr. Hyatt announced his plans to retire from his current position by the end of the 2016 fiscal year following the appointment of his successor.

Ms. Carmichael has been employed with us in her current capacity since January 2014.  She most recently was with Frisco, Texas-based Star HR LLC, a human resource consulting firm, which she founded in 2010 and served as President.  From 2009 to 2011, she served as an adjunct professor and advisor in the masters of business administration program in the Price College of Business for the University of Oklahoma.  Ms. Carmichael was Executive Vice President Human Resources and Chief People Officer of Ticketmaster from 2006 to 2009.  She has over 20 years of human resource leadership experience.

Mr. Ciavarra has been employed with us since 2008.  Mr. Ciavarra served as Vice President, Brand and Menu Strategy from 2008 until 2010 when he assumed his current position.  Prior to 2008, he was the Director of Marketing for Aramark Corporation from 2005 to 2008.  Mr. Ciavarra has over 15 years of experience in the restaurant industry and over ten years of experience in the retail industry.

Ms. Daily has been employed with us as Senior Vice President, Retail since May 2012.  Prior to May 2012, she served as Vice President for Ballard Designs, an Internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company.  She has over 22 years of experience as a merchant with a number of retail organizations.

Mr. Flanagan has been employed with us since 2004.  From 2004 to 2010, he served in various capacities including Vice President of Restaurant Operations.  He assumed his current position in November 2010.  Mr. Flanagan has over 26 years of experience in the restaurant industry.

Mr. Greene has been employed with us in his current capacity since October 2005. Mr. Greene has over 37 years of combined experience in the restaurant and food processing industries.  In January 2015, Mr. Greene announced his plans to retire from his current position effective on or about November 2, 2015.

Mr. Wilson has been employed with us since 2007 in various capacities including Vice President, Operations Analysis.  He assumed his current position in June 2015.  Mr. Wilson has 18 years of experience in the restaurant industry and four years of experience in the retail industry.

Mr. Zylstra has been employed with us in various capacities since 1992.  He assumed his present position in January 2012 after serving as Vice President, Associate General Counsel and Assistant Corporate Secretary since 1999.  Mr. Zylstra has 24 years of experience in the restaurant and retail industries, all with Cracker Barrel Old Country Store, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 8,095 shareholders of record as of September 21, 2015.

The following table indicates the high and low sales prices of our common stock, as reported by Nasdaq, and dividends declared and paid for the quarters indicated.

	Fiscal Year 2015				Fiscal Year 2014
	Prices		Dividends Declared	Dividends	Prices		Dividends Declared	Dividends
	High	Low		Paid	High	Low		Paid
First	$116.34	$96.50	$1.00	$1.00	$111.70	$96.32	$0.75	$0.75
Second	142.49	114.94	1.00	1.00	118.63	96.41	0.75	0.75
Third	159.94	121.89	1.00	1.00	103.30	93.59	1.75	0.75
Fourth	162.33	131.21	4.10	1.00	103.32	92.84	--	0.75

See Note 5 to Consolidated Financial Statements with respect to dividend restrictions.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2015 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On October 3, 2014, our Board of Directors approved the repurchase of up to $25,000 of our common stock, with such authorization to expire on October 3, 2015 to the extent it remains unused.  We did not repurchase any of our common stock in the fourth quarter ended July 31, 2015.  On September 25, 2015, our Board of Directors extended this repurchase authorization for an additional year.

ITEM 6.	SELECTED FINANCIAL DATA

	(Dollars in thousands except percentages and share data)

	For each of the fiscal years ended
	July 31, 2015(a)	August 1, 2014(b)	August 2, 2013(c)	August 3, 2012(d)	July 29, 2011(e)
Selected Income Statement Data:
Total revenue	$2,842,284	$2,683,677	$2,644,630	$2,580,195	$2,434,435
Net income	163,903	132,128	117,265	103,081	85,208
Net income per share:
Basic	6.85	5.55	4.95	4.47	3.70
Diluted	6.82	5.51	4.90	4.40	3.61
Dividends declared per share	7.10	3.25	2.25	1.15	0.88
Dividends paid per share	4.00	3.00	1.90	0.97	0.86

As Percent of Total Revenue:
Cost of goods sold (exclusive of depreciation and rent)	32.5%	32.5%	32.3%	32.1%	31.7%
Labor and related expenses	34.9	36.0	36.5	36.8	37.1
Other store operating expenses	18.4	18.9	18.2	18.0	18.6
Store operating income	14.2	12.6	13.0	13.1	12.6
General and administrative expenses	5.2	4.8	5.4	5.7	5.7
Operating income	9.0	7.8	7.6	7.4	6.9
Income before income taxes	8.4	7.1	6.3	5.7	4.8

Selected Balance Sheet Data:
Working capital (deficit)	$11,213	$(14,789)	$(13,873)	$18,249	$(21,188)
Total assets	1,576,208	1,432,248	1,388,306	1,418,992	1,310,884
Current interest rate swap liability	1,117	4,704	--	20,215	--
Long-term debt	400,000	375,000	400,000	525,036	550,143
Long-term interest rate swap liability	8,704	3,239	11,644	14,166	51,604
Other long-term obligations	133,594	123,221	120,073	114,897	105,661
Shareholders’ equity	538,268	528,641	484,026	382,675	268,034

Selected Cash Flow Data:
Purchase of property and equipment, net	$90,490	$90,564	$73,961	$80,170	$77,686
Share repurchases	--	12,473	3,570	14,923	33,563

Selected Other Data:
Common shares outstanding at end of year	23,975,755	23,821,227	23,795,327	23,473,024	22,840,974
Stores open at end of year	637	631	624	616	603

Average Unit Volumes(f):
Restaurant	$3,581	$3,415	$3,390	$3,369	$3,234
Retail	904	873	869	863	837

Comparable Store Sales(g):
Period to period increase in comparable store sales:
Restaurant	5.1%	0.7%	3.1%	2.2%	0.2%
Retail	3.6	0.4	2.9	1.6	0.7
Memo: Number of stores in comparable base	621	609	596	591	583

(a)	We recorded a total provision of approximately $3,500, which is included in general and administrative expenses, to reflect the liability related to several claims filed as a putative collective action alleging violations of the Fair Labor Standards Act. See “Item 3. Legal Proceedings” of Part 1 of this Annual Report on Form 10-K for further information related to these claims. Our debt refinancing in the second quarter of fiscal 2015 resulted in additional interest expense of $412 related to the write-off of deferred financing costs.
(b)	We incurred $4,313 in costs related to the November 2013 proxy contest and April 2014 special shareholders’ meeting, which are included in general and administrative expenses.
(c)	We incurred $4,111 in costs related to the November 2012 proxy contest, which are included in general and administrative expenses.
(d)	Fiscal 2012 consisted of 53 weeks while all other periods presented consisted of 52 weeks. The estimated impact of the additional week was to increase consolidated fiscal 2012 results as follows: total revenue, $51,059; store operating income, 0.2% of total revenue; operating income, 0.2% of total revenue; net income, 0.2% of total revenue; and diluted net income per share, $0.27. As part of our restructuring of our field organization in April 2012, we incurred severance charges of $1,660, which are included in general and administrative expenses. We also incurred $5,203 in costs related to the December 2011 proxy contest, which are also included in general and administrative expenses.
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

(f)	Average unit volumes include sales of all stores. Fiscal 2012 included a 53rd week while all other periods presented consisted of 52 weeks.
(g)	Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Overview – a general description of our business, the restaurant and retail industries, our key performance indicators and the Company’s performance in 2015.
•	Results of Operations – an analysis of our consolidated statements of income for the three years presented in our Consolidated Financial Statements.
•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop area offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 21, 2015, the Company operated 637 Cracker Barrel stores located in 42 states.

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

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

Comparable store restaurant and retail sales and restaurant guest traffic consist of sales and calculated number of guests, respectively, of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.

Retail conversion is the percentage of restaurant guest traffic that make a retail purchase.  Management uses retail conversion as its metric to analyze a store’s ability to convert restaurant traffic into a retail sales occasion.

Average check per guest is an indicator which management uses to analyze the dollars spent per guest in our stores on restaurant purchases.  This measure aids management in identifying trends in guest preferences as well as the effectiveness of menu price increases and other menu changes.

Store operating margins are defined as total revenue less cost of goods sold (exclusive of depreciation and rent), labor and other related expenses and other store operating expenses, all as a percentage of total revenue.  Management uses this indicator as a primary measure of operating profitability.

Company Performance in 2015

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry.  During 2015, we focused on four key business priorities which were based on our previously announced long-term strategy.

Our long-term strategy includes the following:

•	Enhancing the core business by increasing our brand’s relevance to customers in order to drive guest traffic and sales in both restaurant and retail, implementing geographic pricing tiers to optimize average check and re-engineering store processes to increase operating margins;

•	Expanding the footprint through continued use of our proven site selection tools, introducing a new and more efficient building and equipment prototype and the selective entry into new markets; and

•	Extending the brand by building on the initial success of our licensing business, leveraging our brand strengths into a new fast casual concept and growing our retail business into an omni-channel business.

Our four priorities for 2015 were to:

1)	Extend the reach of the Cracker Barrel brand to drive traffic and sales in both our restaurant and retail businesses.

During 2015, our five seasonal menu promotions continued to be well received by our guests. We believe these promotions drive repeat visits by providing our guests with variety through limited-time offerings that appeal to both our most frequent guests and our lighter users. To meet our guests’ desire for additional better-for-you menu items, we continued the build-out of our Wholesome Fixin’s menu category throughout 2015. Our retail gift shop continues to be an integral part of the Cracker Barrel experience. Our merchandising team sourced themes that are designed to work across multiple demographics and resonate with a range of guests, with a focus on nostalgic and authentic items that are uniquely Cracker Barrel. Marketing and advertising were key strategies to help drive restaurant and retail sales. In 2015, we sought to optimize our spend in these areas by reallocating dollars into media channels including social, digital, and our exclusive music program. We continued our Handcrafted by Cracker Barrel campaign with television and new billboard creative content to drive brand awareness. We ran national cable advertising during our first, second, and fourth quarters of 2015. During these on-air periods, we used a pulsing schedule to stay engaged with our target guests over a longer period of time.

2)	Optimize average guest check through the implementation of geographic pricing tiers.

Using a rigorous testing methodology that will be analyzed over multiple purchase cycles, we began our market level pricing test in the first quarter of 2015. We moved forward with our second phase in the third quarter of 2015 and continue to read the elasticity in each market and use the findings to further expand the pricing variance between levels. We believe that a geographic pricing structure will allow us to increase our prices at a compound annual growth rate of two to three percent per fiscal year over the next few years.

3)	Apply technology and process enhancements to drive store operating margins.

We successfully implemented new technology and process improvements to reduce annual operating costs by approximately $20,000 annualized.  These improvements and initiatives included plate reduction, retail labor scheduling and lighting enhancement.  Our new plate reduction guidelines drove improvements in dish room labor and chemical usage costs. Annual savings were also realized through a system-wide update to our retail labor scheduling and a re-bulbing of all stores with new LED light technology. We believe these initiatives further drove retail productivity and reduced our utilities expense, respectively, while maintaining the overall guest experience. It is our belief that these 2015 initiatives generated sustainable improvements in our cost structure and drove higher operating margins.

4)	Continue the growth of the brand by developing and opening new stores.

During 2015, we opened six new Cracker Barrel Old Country Store locations, including one designed with our new store prototype, expanding our chain to 637 stores in 42 states at year-end. We were pleased with guests’ responses to our new prototype design. As we gain knowledge from the performance of our new prototype, we anticipate retrofit opportunities for individual initiatives that can benefit the performance of our existing stores.

We believe the successful implementation of these four priorities contributed to our revenue growth during the year, positive comparable store restaurant and retail sales for the year and higher operating margin and profit as compared to the prior year.

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

	Relationship to Total Revenue
	2015	2014	2013
Total revenue	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	32.5	32.5	32.3
Labor and other related expenses	34.9	36.0	36.5
Other store operating expenses	18.4	18.9	18.2
Store operating income	14.2	12.6	13.0
General and administrative	5.2	4.8	5.4
Operating income	9.0	7.8	7.6
Interest expense	0.6	0.7	1.3
Income before income taxes	8.4	7.1	6.3
Provision for income taxes	2.6	2.2	1.9
Net income	5.8	4.9	4.4

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2015	2014	2013
Revenue in dollars:
Restaurant	$2,269,610	$2,137,405	$2,104,768
Retail	572,674	546,272	539,862
Total revenue	$2,842,284	$2,683,677	$2,644,630
Total revenue percentage increase	5.9%	1.5%	2.5%
Total revenue by percentage relationships:
Restaurant	79.9%	79.6%	79.6%
Retail	20.1%	20.4%	20.4%
Comparable number of stores	621	609	596
Comparable store averages per store:
Restaurant	$3,569	$3,422	$3,409
Retail	894	871	871
Total	$4,463	$4,293	$4,280
Restaurant average weekly sales (1)	$68.9	$65.7	$65.2
Retail average weekly sales (1)	17.4	16.8	16.7
(1) Average weekly sales are calculated by dividing net sales by operating weeks and include all stores.

Total revenue benefited from the opening of 6, 7 and 8 new stores in 2015, 2014 and 2013, respectively.

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase
	2015 vs 2014 (621 Stores)	2014 vs 2013 (609 Stores)
Restaurant	5.1%	0.7%
Retail	3.6	0.4
Restaurant & Retail	4.8	0.6
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

Our comparable store restaurant sales increase from 2014 to 2015 resulted from a higher average check of 3.0%, primarily attributable to a 2.5% average menu price increase and an increase in guest traffic of 2.1%.  Our comparable store restaurant sales increase from 2013 to 2014 resulted from a higher average check of 2.6%, primarily attributable to a 2.1% average menu price increase, partially offset by a decrease in guest traffic of 1.9%.

The comparable store retail sales increase from 2014 to 2015 resulted primarily from strong performance in apparel and accessories, bed and bath and home décor merchandise categories and the increase in guest traffic.  The comparable store retail sales increase from 2013 to 2014 resulted primarily from strong performance in apparel and accessories and home décor merchandise categories partially offset by a decline in the bed and bath merchandise category and the decrease in guest traffic.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2015	2014	2013
Cost of Goods Sold:
Restaurant	$630,417	$589,390	$571,825
Retail	293,754	283,368	282,859
Total Cost of Goods Sold	$924,171	$872,758	$854,684

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:

	2015	2014	2013
Restaurant Cost of Goods Sold	27.8%	27.6%	27.2%

The modest increase from 2014 to 2015 was the result of food commodity inflation of 2.7% and a shift to higher cost menu items partially offset by our menu price increase referenced above and lower food waste.  Higher cost menu items and lower food waste accounted for 0.2% and 0.1%, respectively, in restaurant cost of goods sold as a percentage of restaurant revenue.  The increase from 2013 to 2014 was primarily the result of food commodity inflation of 1.8%, a shift to higher cost menu items and higher food waste partially offset by our menu price increase referenced above.  Higher cost menu items and higher food waste accounted for 0.3% and 0.1%, respectively, in restaurant cost of goods sold as a percentage of restaurant revenue.

We presently expect the rate of commodity inflation to be approximately 3.0% to 4.0% in 2016 as compared to 2015.  We expect to partially offset the effects of food commodity inflation through a combination of menu price increases, supply contracts and other cost reduction initiatives.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:

	2015	2014	2013
Retail Cost of Goods Sold	51.3%	51.9%	52.4%

The decrease in retail cost of goods sold as a percentage of retail revenue in 2015 as compared to 2014 resulted primarily from lower markdowns and lower freight expense.

2014 to 2015 (Decrease) as a Percentage of Total Revenue
Markdowns	(0.3%)
Freight	(0.2%)

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

Labor and Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and other related expenses as a percentage of total revenue for the past three years:

	2015	2014	2013
Labor and other related expenses	34.9%	36.0%	36.5%

The year-to-year percentage change from 2014 to 2015 resulted primarily from the following:

2014 to 2015 (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor	(0.6%)
Employee health care expenses	(0.3%)
Store management compensation	(0.3%)
Payroll taxes	(0.2%)
Store bonus expense	0.4%

The decrease in store hourly labor costs as a percentage of total revenue from 2014 to 2015 resulted from menu price increases being greater than wage inflation and improved productivity driven by the successful implementation of labor savings initiatives in 2015.

The decrease in our employee health care expenses as compared to the prior year resulted primarily from a reduction in premiums associated with our transition of a majority of our plans from fully insured to self-insured for the plan year ending December 31, 2015 and lower plan enrollment.

The decrease in store management compensation expense as a percentage of total revenue in 2015 as compared to 2014 resulted primarily from lower staffing levels in 2015 as compared to 2014.

The decrease in payroll tax expense as a percentage of total revenue in 2015 as compared to 2014 resulted primarily from a reduction in state unemployment tax rates.

Higher store bonus expense in 2015 as compared to 2014 reflected better performance against financial objectives in 2015 as compared to the prior year.

The year-to-year percentage change from 2013 to 2014 resulted from the following:

2013 to 2014 (Decrease) as a Percentage of Total Revenue
Store bonus expense	(0.3%)
Employee health care expenses	(0.1%)
Store hourly labor	(0.1%)

Lower store bonus expense in 2014 as compared to 2013 reflected lower performance against financial objectives in 2014 as compared to the prior year.

The decrease in our employee health care expenses as compared to the prior year was primarily the result of the reimbursement of approximately $4,700 for certain health care premiums related to the plan year ended December 31, 2013, partially offset by higher enrollment and higher net premium costs related to the plan year ended December 31, 2014.  During 2014, we recorded a receivable of $6,200 for reimbursement of certain health care premiums related to the plan year ended December 31, 2014, of which $3,600 reduced employee health care expenses in 2014.

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

	2015	2014	2013
Other store operating expenses	18.4%	18.9%	18.2%

The year-to-year percentage change from 2014 to 2015 resulted from the following:

2014 to 2015 (Decrease) as a Percentage of Total Revenue
Maintenance	(0.2%)
Utilities	(0.2%)
Store manager conference expense	(0.1%)

Lower maintenance expense as a percentage of total revenue for 2015 as compared to 2014 resulted primarily from cost saving initiatives.

The decrease in utilities expense from 2014 to 2015 resulted primarily from milder winter weather and lower natural gas prices.

In the first quarter of 2014, we held a manager conference which was attended by our store operations management team.  The next conference will be held in the first quarter of 2016.

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

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past three years:

	2015	2014	2013
General and administrative expenses	5.2%	4.8%	5.4%

The year-to-year percentage change from 2014 to 2015 resulted from the following:

2014 to 2015 Increase (Decrease) as a Percentage of Total Revenue
Incentive compensation expense	0.5%
Litigation accrual	0.1%
Proxy contest expenses in the prior year	(0.2%)

Higher incentive compensation in 2015 as compared to 2014 resulted primarily from better performance against financial objectives as compared to the prior year and the effect of the increase in the price of our common stock in 2015.

In 2015, we recorded a total provision of approximately $3,500 related to the liability associated with the disclosed Fair Labor Standards Act (“FLSA”) litigation.  See Note 15 to our Consolidated Financial Statements and “Item 3. Legal Proceedings” of Part 1 of this Annual Report on Form 10-K for further information related to the FLSA litigation.

In 2014, we incurred $4,313 in costs related to a proxy contest at our Annual Shareholders Meeting and a Special Meeting of Shareholders.

The year-to-year percentage change from 2013 to 2014 resulted primarily from lower incentive compensation.  Lower incentive compensation resulted primarily from lower performance against financial objectives as compared to the prior year and the effect of the decrease in the price of our common stock in 2014.

Interest Expense

The following table highlights interest expense for the past three years:

	2015	2014	2013
Interest expense	$16,679	$17,557	$35,742

The year-to-year decrease from 2014 to 2015 resulted primarily from lower weighted average interest rates partially offset by the write-off of $412 in deferred financing costs as a result of our debt refinancing.  See the discussion below under “Borrowing Capacity and Debt Covenants” for further information on our debt refinancing.  We presently expect interest expense for 2016 to be approximately $14,000 to $15,000.

The year-to-year decrease from 2013 to 2014 resulted primarily from lower interest rates because of the expiration of our seven-year interest rate swap on May 3, 2013, which had a fixed interest rate of 5.57% plus our credit spread, and lower debt outstanding.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2015	2014	2013
Effective tax rate	31.2%	30.8%	29.3%

The increase in our effective tax rate from 2014 to 2015 resulted primarily from lower employer tax credits as a percent of income before taxes.  The increase in our effective tax rate from 2013 to 2014 resulted primarily from the expiration of the Work Opportunity Tax Credit (“WOTC”) as of December 31, 2013.

We presently expect our effective tax rate for 2016 to be between 32% and 33%.  This estimate assumes that the WOTC, which expired on December 31, 2014, is not renewed.  We estimate that the renewal of the WOTC could reduce our provision for income taxes by $3,500 to $6,500 in 2016.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2015	2014	2013
Net cash provided by operating activities	$334,055	$177,625	$208,499
Net cash used in investing activities	(88,614)	(88,815)	(73,406)
Net cash used in financing activities	(99,347)	(91,167)	(165,337)
Net increase (decrease) in cash and cash equivalents	$146,094	$(2,357)	$(30,244)

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at August 1, 2014, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in 2015.

We believe that cash at July 31, 2015, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility will be sufficient to finance our continuing operations, our continuing expansion plans and our expected dividend payments for 2016.

Cash Generated from Operations

The increase in net cash flow provided by operating activities from 2014 to 2015 reflected lower annual and long-term incentive bonus payments made in 2015 as a result of the prior year’s performance, the timing of payments for accounts payable, higher net income and lower retail inventories.  Lower retail inventories resulted from improved buying strategies, fewer receipts of holiday merchandise and better general inventory management.  The decrease in net cash flow provided by operating activities from 2013 to 2014 reflected the timing of payments for accounts payable and higher retail inventories. Higher retail inventories at the end of 2014 resulted primarily from the early receipt of holiday and other merchandise and lower than anticipated sales in 2014.

Capital Expenditures

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:

	2015	2014	2013
Capital expenditures, net of proceeds from insurance recoveries	$90,490	$90,564	$73,961

Our capital expenditures consisted primarily of costs of new store locations and capital expenditures for maintenance programs. Capital expenditures were relatively flat in 2015 as compared to 2014.  The increase in capital expenditures from 2013 to 2014 resulted primarily from an increase in the number of new store locations acquired and under construction as compared to the prior year and higher maintenance capital expenditures due to our aging store base.

We estimate that our capital expenditures during 2016 will be between $110,000 and $120,000.  This estimate includes the acquisition of sites and construction costs of seven or eight new stores that we plan to open during 2016, as well as acquisition and construction costs for store locations to be opened in 2017. We also expect to increase capital expenditures for technology and operational improvements, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our revolving credit facility, as necessary.

Borrowing Capacity and Debt Covenants

On January 8, 2015, we entered into a five-year $750,000 revolving credit facility (the “Revolving Credit Facility”).  The Revolving Credit Facility replaced a term loan totaling $181,250 and a $218,750 revolving credit facility (“Prior Credit Facility”).

The following table highlights our borrowing capacity and outstanding borrowings under the Revolving Credit Facility, our standby letters of credit and our borrowing availability under the Revolving Credit Facility as of July 31, 2015:

July 31, 2015
Borrowing capacity under the Revolving Credit Facility	$750,000
Less: Outstanding borrowings under the Revolving Credit Facility	400,000
Less: Standby letters of credit*	11,530
Borrowing availability under the Revolving Credit Facility	$338,470
*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the Revolving Credit Facility.

We reduced our borrowings under our Prior Credit Facility by $125,000 in 2013 by making optional payments using excess cash generated from operations.  We did not borrow or make any debt payments in 2014.  In 2015, we both borrowed and paid down $6,250 under our Prior Credit Facility.

See “Material Commitments” below and Note 5 to our Consolidated Financial Statements for further information on our long-term debt.

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are and expect to remain in compliance with the Revolving Credit Facility’s financial covenants for the remaining term of the facility.

Dividends, Share Repurchases and Share-Based Compensation Awards

Our Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase. Under the Revolving Credit Facility, provided there is no default existing and the total of our availability under the Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “cash availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if at the time the dividend or the repurchase is made our consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, cash availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

During each of the first three quarters of 2015, we declared a regular quarterly dividend of $1.00 per share of our common stock.  Additionally, during the fourth quarter of 2015, we increased our regular quarterly dividend by 10% by declaring a dividend of $1.10 per share and declared a special dividend of $3.00 per share, both payable on August 5, 2015 to shareholders of record on July 17, 2015.

The following table highlights the dividends per share we paid for the last three years:

	2015	2014	2013
Dividends per share paid	$4.00	$3.00	$1.90

Our current criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our Revolving Credit Facility.  Subject to the limits imposed by the Revolving Credit Facility and Prior Credit Facility, in 2015, 2014 and 2013, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $25,000, $50,000 and $100,000, respectively.  On September 25, 2015, our Board of Directors extended the $25,000 repurchase authorization for an additional year.

The following table highlights our share repurchases for the last three years:

	2015	2014	2013
Shares of common stock repurchased	--	120,000	44,300
Cost of shares repurchased	$--	$12,473	$3,570

In 2015 and 2014, related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net use of cash of $4,816 and $8,457, respectively.  In 2013, proceeds received from the exercise of share-based compensation awards were $6,454.

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

The following table highlights our working capital:

	2015	2014	2013
Working capital (deficit)	$11,213	$(14,789)	$(13,873)

The change in working capital at July 31, 2015 compared to August 1, 2014 primarily reflected an increase in cash from operations partially offset by an increase in our dividend payable, the timing of payments for accounts payable and lower retail inventories.  The change in working capital at August 1, 2014 compared to August 2, 2013 primarily reflected our current maturities on our debt, the increase in our dividend payable, an increase in deferred revenue related to the sales of our gift cards and the current portion of our interest rate swaps partially offset by higher retail inventory and the timing of payments for accounts payable and estimated income taxes.

Off-Balance Sheet Arrangements

Other than various operating leases, which are disclosed more fully in “Material Commitments” below and Notes 2 and 9 to our Consolidated Financial Statements, we have no other material off-balance sheet arrangements.

Material Commitments

Our contractual cash obligations and commitments as of July 31, 2015, are summarized in the tables below:

		Payments due by Years
Contractual Obligations (a)	Total	2016	2017-2018	2019-2020	After 2020
Revolving Credit Facility(b)	$400,000	--	--	$400,000	--
Operating leases (c)	743,090	$61,405	$93,374	86,028	$502,283
Purchase obligations (d)	73,068	44,932	24,875	3,261	--
Other long-term obligations (e)	38,488	1,194	8,506	585	28,203
Total contractual cash obligations	$1,254,646	$107,531	$126,755	$489,874	$530,486

	Amount of Commitment Expirations by Years
	Total	2016	2017-2018	2019-2020	After 2020
Revolving Credit Facility(b)	$750,000	--	--	$750,000	--
Standby letters of credit(f)	11,530	--	$11,530	--	--
Guarantees (g)	548	$117	225	206	--
Total commitments	$762,078	$117	$11,755	$750,206	--

(a)	At July 31, 2015, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability. At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions. As such, the liability for uncertain tax positions of $35,260 is not included in the contractual cash obligations and commitments table above.
(b)	Our Revolving Credit Facility expires on January 8, 2020. Even though the Revolving Credit Facility expires in 2020, we have the intent and ability to refinance our debt to maintain a sufficient amount of outstanding borrowings during the terms of our interest rate swaps that expire in 2021 and 2024. Using projected interest rates, we anticipate having interest payments of $11,985, $26,858, $26,681 and $47,329 in 2016, 2017-2018, 2019-2020 and after 2020, respectively. The projected interest rates are our fixed rates under our interest rate swaps (see Note 6 to the Consolidated Financial Statements) plus our current credit spread of 1.25%. Based on our outstanding borrowings under our Revolving Credit Facility, our standby letters of credit at July 31, 2015 and our current unused commitment fee as defined in the Revolving Credit Facility, our unused commitment fees in 2016, 2017-2018, and 2019-2020 would be $684, $1,369 and $982, respectively; however, the actual amount will differ based on actual usage of the Revolving Credit Facility in those years.
(c)	Includes base lease terms and certain optional renewal periods for which, at the inception of the lease, it is reasonably assured that we will exercise.
(d)	Purchase obligations consist of purchase orders for food and retail merchandise; purchase orders for capital expenditures, supplies, other operating needs and other services; and commitments under contracts for maintenance needs and other services. We have excluded contracts that do not contain minimum purchase obligations. We excluded long-term agreements for services and operating needs that can be cancelled within 60 days without penalty. We included long-term agreements and certain retail purchase orders for services and operating needs that can be cancelled with more than 60 days notice without penalty only through the term of the notice. We included long-term agreements for services and operating needs that only can be cancelled in the event of an uncured material breach or with a penalty through the entire term of the contract. Because of the uncertainties of seasonal demands and promotional calendar changes, our best estimate of usage for food, supplies and other operating needs and services is ratably over either the notice period or the remaining life of the contract, as applicable, unless we had better information available at the time related to each contract.
(e)	Other long-term obligations include our Non-Qualified Savings Plan ($26,947, with a corresponding long-term asset to fund the liability; see Note 12 to the Consolidated Financial Statements), Deferred Compensation Plan ($2,451) and our long-term incentive plans ($9,090).
(f)	Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the Revolving Credit Facility.
(g)
Consists solely of guarantees associated with lease payments for one property.  We are not aware of any non-performance under this arrangement that would result in us having to perform in accordance with the terms of this guarantee.

Recent Accounting Pronouncements Not Yet Adopted

See Note 2 to the accompanying Consolidated Financial Statements for a discussion of recent accounting guidance not yet adopted.  The Company either expects that the accounting guidance will not have a significant impact on the Company’s consolidated financial position or results of operations or is currently evaluating the impact of adopting the accounting guidance.

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

Our group health plans combine the use of self-insured and fully-insured programs.  Benefits for any individual (employee or dependents) in the self-insured group health program are limited.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  We also record a liability for unpaid prescription drug claims based on historical experience.  The majority of our fully-insured health insurance plans for calendar 2013 and 2014 contained a retrospective feature which could increase or decrease premiums based on actual claims experience.

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

Tax Provision

We must make estimates of certain items that comprise our income tax provision.  These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on employee tip income and the Work Opportunity credit, as well as estimates related to certain depreciation and capitalization policies.  Our estimates are made based on current tax laws, the best available information at the time of the provision and historical experience.

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

Legal Proceedings

We are parties to various legal and regulatory proceedings and claims incidental to our business from time to time.  We review outstanding claims and proceedings internally and with external counsel, as necessary and appropriate, to assess probability of loss and for the ability to estimate loss.  These assessments are re-evaluated each quarter or as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.  Although we believe that the judgments and estimates used in establishing our legal reserves are reasonable, an unsuccessful legal proceeding or a settlement could result in material adjustments to our Consolidated Financial Statements and our consolidated financial position (see Note 15 to our Consolidated Financial Statements and “Item 3. Legal Proceedings” of Part I of this Annual Report on Form 10-K for further information).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, such as changes in interest rates and commodity prices.  We do not hold or use derivative financial instruments for trading purposes.

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our credit facility.  At both July 31, 2015 and August 1, 2014, our outstanding borrowings totaled $400,000 (see Note 5 to our Consolidated Financial Statements).  Loans under our credit facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 5, 6 and 9 to our Consolidated Financial Statements).  To manage this risk in a cost efficient manner, we have entered into interest rate swaps.  A summary of our interest rate swaps at July 31, 2015 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
July 25, 2011	May 3, 2013	3	$50,000	2.45%
December 7, 2011	May 3, 2013	3	50,000	1.40%
March 18, 2013	May 3, 2015	3	50,000	1.51%
April 8, 2013	May 3, 2015	2	50,000	1.05%
April 15, 2013	May 3, 2015	2	50,000	1.03%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.29%
June 18, 2014	May 3, 2015	4	40,000	2.51%
June 24, 2014	May 3, 2015	4	30,000	2.51%
July 1, 2014	May 5, 2015	4	30,000	2.43%
January 30, 2015	May 3, 2019	2	80,000	2.15%
January 30, 2015	May 3, 2019	2	60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%

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

At July 31, 2015 and August 1, 2014, our outstanding borrowings were swapped at a weighted average interest rate of 2.96% and 3.73%, respectively, which are the weighted average fixed rates of our interest rate swaps plus our current credit spread.  See Note 6 to our Consolidated Financial Statements for further discussion of our interest rate swaps.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2015 and 2014:

	Percentage of Food Purchases
	2015	2014
Beef	15%	13%
Dairy (including eggs)	13%	12%
Fruits and vegetables	12%	12%
Pork	11%	11%
Poultry	10%	11%

Other categories affected by the commodities markets, such as grains and seafood, may each account for as much as 8% of our food purchases.  While some of our food items are produced to our proprietary specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary to allow us to avoid any material adverse effects that could be caused by such unavailability.  We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably even over short periods of time.  Changes in commodity prices would affect us and our competitors generally, and depending on the terms and duration of supply contracts, sometimes simultaneously.  We enter into contracts for certain of our products in an effort to minimize volatility of supply and pricing.  In many cases, or over the longer term, we believe we will be able to pass through some or much of the increased commodity costs by adjusting our menu pricing.  From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can result in lower margins.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and its subsidiaries (the “Company”) as of July 31, 2015 and August 1, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cracker Barrel Old Country Store, Inc. and its subsidiaries as of July 31, 2015 and August 1, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 28, 2015

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
ASSETS	July 31, 2015	August 1, 2014
Current Assets:
Cash and cash equivalents	$265,455	$119,361
Accounts receivable	18,050	22,704
Income taxes receivable	--	2,973
Inventories	153,058	165,426
Prepaid expenses and other current assets	14,167	11,997
Deferred income taxes	6,094	7,188
Total current assets	456,824	329,649
Property and Equipment:
Land	303,267	303,933
Buildings and improvements	788,641	767,149
Buildings under capital leases	3,289	3,289
Restaurant and other equipment	541,409	506,323
Leasehold improvements	286,990	271,049
Construction in progress	7,464	15,378
Total	1,931,060	1,867,121
Less: Accumulated depreciation and amortization of capital leases	878,424	823,837
Property and equipment – net	1,052,636	1,043,284
Other assets	66,748	59,315
Total	$1,576,208	$1,432,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$133,117	$98,477
Current maturities of long-term debt	--	25,000
Taxes withheld and accrued	39,061	36,261
Accrued employee compensation	67,421	60,933
Accrued employee benefits	27,717	26,050
Deferred revenues	58,980	49,825
Dividend payable	98,796	23,838
Current interest rate swap liability	1,117	4,704
Other current liabilities	19,402	19,350
Total current liabilities	445,611	344,438
Long-term debt	400,000	375,000
Long-term interest rate swap liability	8,704	3,239
Other long-term obligations	133,594	123,221
Deferred income taxes	50,031	57,709
Commitments and Contingencies (Notes 9 and 15)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 2015 – 23,975,755 shares issued and outstanding; 2014 – 23,821,227 shares issued and outstanding	240	238
Additional paid-in capital	56,066	39,969
Accumulated other comprehensive loss	(3,725)	(4,733)
Retained earnings	485,687	493,167
Total shareholders’ equity	538,268	528,641
Total	$1,576,208	$1,432,248

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except share data) Fiscal years ended
	July 31, 2015	August 1, 2014	August 2, 2013

Total revenue	$2,842,284	$2,683,677	$2,644,630
Cost of goods sold (exclusive of depreciation and rent)	924,171	872,758	854,684
Labor and other related expenses	992,382	966,593	962,559
Other store operating expenses	523,307	506,533	482,601
Store operating income	402,424	337,793	344,786
General and administrative expenses	147,544	129,387	143,262
Operating income	254,880	208,406	201,524
Interest expense	16,679	17,557	35,742
Income before income taxes	238,201	190,849	165,782
Provision for income taxes	74,298	58,721	48,517
Net income	$163,903	$132,128	$117,265

Net income per share - basic	$6.85	$5.55	$4.95
Net income per share - diluted	$6.82	$5.51	$4.90

Basic weighted average shares outstanding	23,918,368	23,817,768	23,708,875
Diluted weighted average shares outstanding	24,048,924	23,966,015	23,948,321

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(In thousands) Fiscal years ended
	July 31, 2015	August 1, 2014	August 2, 2013

Net income	$163,903	$132,128	$117,265

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	1,641	3,058	23,620
Income tax expense	633	1,179	9,074
Other comprehensive income, net of tax	1,008	1,879	14,546
Comprehensive income	$164,911	$134,007	$131,811

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at August 3, 2012	23,473,024	$234	$28,676	$(21,158)	$374,923	$382,675
Comprehensive Income:
Net income	--	--	--	--	117,265	117,265
Other comprehensive income, net of tax	--	--	--	14,546	--	14,546
Total comprehensive income	--	--	--	14,546	117,265	131,811
Cash dividends declared - $2.25 per share	--	--	--	--	(53,515)	(53,515)
Share-based compensation	--	--	17,839	--	--	17,839
Issuance of share-based compensation awards, net of shares withheld for employee taxes	366,603	4	6,450	--	--	6,454
Tax benefit realized upon exercise of share-based compensation awards	--	--	2,332	--	--	2,332
Purchases and retirement of common stock	(44,300)	(1)	(3,569)	--	--	(3,570)
Balances at August 2, 2013	23,795,327	237	51,728	(6,612)	438,673	484,026
Comprehensive Income:
Net income	--	--	--	--	132,128	132,128
Other comprehensive income, net of tax	--	--	--	1,879	--	1,879
Total comprehensive income	--	--	--	1,879	132,128	134,007
Cash dividends declared - $3.25 per share	--	--	--	--	(77,634)	(77,634)
Share-based compensation	--	--	7,924	--	--	7,924
Issuance of share-based compensation awards, net of shares withheld for employee taxes	145,900	2	(8,459)	--	--	(8,457)
Tax benefit realized upon exercise of share-based compensation awards	--	--	1,248	--	--	1,248
Purchases and retirement of common stock	(120,000)	(1)	(12,472)	--	--	(12,473)
Balances at August 1, 2014	23,821,227	238	39,969	(4,733)	493,167	528,641
Comprehensive Income:
Net income	--	--	--	--	163,903	163,903
Other comprehensive income, net of tax	--	--	--	1,008	--	1,008
Total comprehensive income	--	--	--	1,008	163,903	164,911
Cash dividends declared - $7.10 per share	--	--	--	--	(171,383)	(171,383)
Share-based compensation	--	--	16,210	--	--	16,210
Issuance of share-based compensation awards, net of shares withheld for employee taxes	154,528	2	(4,818)	--	--	(4,816)
Tax benefit realized upon exercise of share-based compensation awards	--	--	4,705	--	--	4,705
Purchases and retirement of common stock	--	--	--	--	--	--
Balances at July 31, 2015	23,975,755	$240	$56,066	$(3,725)	$485,687	$538,268

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands) Fiscal years ended
	July 31, 2015	August 1, 2014	August 2, 2013
Cash flows from operating activities:
Net income	$163,903	$132,128	$117,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,955	68,389	66,120
Loss on disposition of property and equipment	6,872	5,163	4,057
Share-based compensation	16,210	7,924	17,839
Excess tax benefit from share-based compensation	(4,705)	(1,248)	(2,332)
Changes in assets and liabilities:
Accounts receivable	4,654	(6,762)	(1,333)
Income taxes receivable	2,973	(1,725)	--
Inventories	12,368	(18,739)	(3,420)
Prepaid expenses and other current assets	(2,170)	651	(1,243)
Other assets	(1,659)	(1,701)	(1,033)
Accounts payable	34,640	(12,160)	9,366
Taxes withheld and accrued	2,800	1,185	(4,628)
Accrued employee compensation	6,485	(1,847)	(4,143)
Accrued employee benefits	1,667	1,573	(2,069)
Deferred revenues	9,155	5,727	6,402
Other current liabilities	4,034	(1,960)	6,628
Other long-term obligations	11,090	3,865	5,895
Deferred income taxes	(7,217)	(2,838)	(4,872)
Net cash provided by operating activities	334,055	177,625	208,499
Cash flows from investing activities:
Purchase of property and equipment	(90,855)	(91,646)	(74,417)
Proceeds from insurance recoveries of property and equipment	365	1,082	456
Proceeds from sale of property and equipment	1,876	1,749	555
Net cash used in investing activities	(88,614)	(88,815)	(73,406)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	406,250	--	--
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(4,816)	(8,457)	6,454
Principal payments under long-term debt and other long-term obligations	(406,250)	(1)	(125,153)
Purchases and retirement of common stock	--	(12,473)	(3,570)
Deferred financing costs	(3,537)	--	--
Dividends on common stock	(95,699)	(71,484)	(45,400)
Excess tax benefit from share-based compensation	4,705	1,248	2,332
Net cash used in financing activities	(99,347)	(91,167)	(165,337)
Net increase (decrease) in cash and cash equivalents	146,094	(2,357)	(30,244)
Cash and cash equivalents, beginning of year	119,361	121,718	151,962
Cash and cash equivalents, end of year	$265,455	$119,361	$121,718

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$15,356	$15,856	$29,959
Income taxes	69,948	66,444	47,550

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$5,800	$5,767	$6,852
Change in fair value of interest rate swaps	1,641	3,058	23,620
Change in deferred tax asset for interest rate swaps	(633)	(1,179)	(9,074)
Dividends declared but not yet paid	99,678	23,997	17,847

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

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight‑line and double‑declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Buildings under capital leases	15-25
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2015	2014	2013
Total depreciation expense	$72,390	$67,620	$65,351
Depreciation expense related to store operations*	66,754	62,746	60,574
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

The Company’s group health plans combine the use of self-insured and fully-insured programs.  Benefits for any individual (employee or dependents) in the self-insured program are limited.  The Company records a liability for the self-insured portion of its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  The Company also records a liability for unpaid prescription drug claims based on historical experience. The fully-insured portion of the Company’s calendar 2013 and 2014 health insurance program contains a retrospective feature which could increase or decrease premiums based on actual claims experience.

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

Advertising expense for each of the three years was as follows:

	2015	2014	2013
Advertising expense	$68,665	$63,707	$59,957

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

Recent Accounting Pronouncements Not Yet Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued accounting guidance which changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition.  This accounting guidance is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years on a prospective basis.  This accounting guidance is not expected to have a significant impact on the Company’s consolidated financial position or results of operations upon adoption in the first quarter of 2016.

Revenue Recognition

In May 2014, the FASB issued accounting guidance which clarifies the principles for recognizing revenue and provides a comprehensive model for revenue recognition.  Revenue recognition should depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.  This accounting guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years.  Early application is permitted for fiscal years beginning after December 15, 2016.  A company may apply this accounting guidance either retrospectively or using the cumulative effect transition method.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2019.

Debt Issuance Costs

In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset.  This accounting guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those years on a retrospective basis.  Early application is permitted.  Since this accounting guidance does not provide guidance on debt issuance costs related to revolving debt agreements, this accounting guidance is not expected to have a significant impact on the Company’s consolidated financial position or results of operations upon adoption in the first quarter of 2017.

Inventory

In July 2015, the FASB issued accounting guidance which requires companies to measure certain inventory at the lower of cost and net realizable value.  This accounting guidance does not apply to inventories measured by using either the last-in, first-out method or the retail inventory method.   This accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years on a prospective basis.  Early application is permitted.  The Company is currently evaluating the impact of adopting this accounting guidance in the first period of 2018.

3.  Fair Value Measurements

Fair value for certain of the Company’s assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, a three level hierarchy for inputs is used.  These levels are:

•	Quoted Prices in Active Markets for Identical Assets (“Level 1”) – quoted prices (unadjusted) for an identical asset or liability in an active market.

•	Significant Other Observable Inputs (“Level 2”) – quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Fair Value
Cash equivalents*	$191,084	$--	$--	$191,084
Interest rate swap asset (see Note 6)	--	3,759	--	3,759
Deferred compensation plan assets**	26,947	--	--	26,947
Total assets at fair value	$218,031	$3,759	$--	$221,790

Interest rate swap liability (see Note 6)	$--	$9,821	$--	$9,821
Total liabilities at fair value	$--	$9,821	$--	$9,821

The Company’s assets and liabilities measured at fair value on a recurring basis at August 1, 2014 were as follows:

	Level 1	Level 2	Level 3	Fair Value
Cash equivalents*	$63,068	$--	$--	$63,068
Interest rate swap asset (see Note 6)	--	240	--	240
Deferred compensation plan assets**	25,322	--	--	25,322
Total assets at fair value	$88,390	$240	$--	$88,630

Interest rate swap liability (see Note 6)	$--	$7,943	$--	$7,943
Total liabilities at fair value	$--	$7,943	$--	$7,943

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

The fair values of accounts receivable and accounts payable at July 31, 2015 and August 1, 2014, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at July 31, 2015 and August 1, 2014.

4.  Inventories

Inventories were comprised of the following at:

	July 31, 2015	August 1, 2014
Retail	$115,777	$128,386
Restaurant	22,212	22,371
Supplies	15,069	14,669
Total	$153,058	$165,426

5.  Debt

On January 8, 2015, the Company entered into a five-year $750,000 revolving credit facility (the “Revolving Credit Facility”).  The Revolving Credit Facility replaced a term loan totaling $181,250 and a $218,750 revolving credit facility (the "Prior Credit Facility”).  In the second quarter of 2015, loan acquisition costs associated with the Revolving Credit Facility were capitalized in the amount of $3,537 and will be amortized over the five-year term of the Revolving Credit Facility.  Loan acquisition costs of $412 associated with the Prior Credit Facility were written off in the second quarter of 2015 and are recorded in interest expense in the Consolidated Statement of Income.

Long‑term debt consisted of the following at:

	July 31, 2015	August 1, 2014
Revolving Credit Facility expiring on January 8, 2020	$400,000	$--
Revolving Credit Facility expiring on July 8, 2016	--	212,500
Term loan payable on or before July 8, 2016	--	187,500
	400,000	400,000
Current maturities	--	25,000
Long-term debt	$400,000	$375,000

At July 31, 2015, the Company had $11,530 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 15).  At July 31, 2015, the Company had $338,470 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  At July 31, 2015 and August 1, 2014, the Company’s outstanding borrowings were swapped at a weighted average interest rates of 2.96% and 3.73%, respectively (see Note 6 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At July 31, 2015 and August 1, 2014, the Company was in compliance with all debt covenants.

The Revolving Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase. Under the Revolving Credit Facility, provided there is no default existing and the total of the Company’s availability under the Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “cash availability”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock (1) in an unlimited amount if at the time such dividend or repurchase is made the Company’s consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if the Company’s consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, cash availability is at least $100,000, the Company may declare and pay cash dividends on shares of its common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

6.  Derivative Instruments and Hedging Activities

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spreads at July 31, 2015 and August 1, 2014 were 1.25% and 1.50%, respectively.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at July 31, 2015 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
July 25, 2011	May 3, 2013	3	$50,000	2.45%
December 7, 2011	May 3, 2013	3	50,000	1.40%
March 18, 2013	May 3, 2015	3	50,000	1.51%
April 8, 2013	May 3, 2015	2	50,000	1.05%
April 15, 2013	May 3, 2015	2	50,000	1.03%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.29%
June 18, 2014	May 3, 2015	4	40,000	2.51%
June 24, 2014	May 3, 2015	4	30,000	2.51%
July 1, 2014	May 5, 2015	4	30,000	2.43%
January 30, 2015	May 3, 2019	2	80,000	2.15%
January 30, 2015	May 3, 2019	2	60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%

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

The estimated fair values of the Company’s derivative instruments were as follows:

(See Note 3)	Balance Sheet Location	July 31, 2015	August 1, 2014
Interest rate swaps	Other assets	$3,759	$240
Interest rate swaps	Current interest rate swap liability	$1,117	$4,704
Interest rate swaps	Long-term interest rate swap liability	8,704	3,239
Total liabilities		$9,821	$7,943

The following table summarizes the offsetting of the Company’s derivative assets in the Consolidated Balance Sheets at July 31, 2015 and August 1, 2014:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 3)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Interest rate swaps	$3,878	$240	$(119)	$--	$3,759	$240

The following table summarizes the offsetting of the Company’s derivative liabilities in the Consolidated Balance Sheets at July 31, 2015 and August 1, 2014:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 3)	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Interest rate swaps	$9,821	$8,441	$--	$(498)	$9,821	$7,943

The estimated fair values of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk.  The adjustment related to the Company’s non-performance risk at July 31, 2015 and August 1, 2014 resulted in reductions of $209 and $62, respectively, in the total fair value of the interest rate swap asset and liabilities.  The offset to the interest rate swap asset and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax assets, and will be reclassified into earnings over the term of the underlying debt.  As of July 31, 2015, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $3,866.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for each of the three years:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	2015	2014	2013
Cash flow hedges:
Interest rate swaps	$1,641	$3,058	$23,620

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the years ended July 31, 2015 and August 1, 2014:

	July 31, 2015	August 1, 2014
Beginning AOCL balance	$(4,733)	$(6,612)
Other comprehensive income before reclassifications	5,955	6,836
Amounts reclassified from AOCL into earnings	(4,947)	(4,957)
Other comprehensive income, net of tax	1,008	1,879
Ending AOCL balance	$(3,725)	$(4,733)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for each of the three years:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		2015	2014	2013
Cash flow hedges:
Interest rate swaps	Interest expense	$8,052	$8,068	$20,773

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the years ended July 31, 2015 and August 1, 2014:

Details about AOCL	July 31, 2015	August 1, 2014	Affected Line Item in the Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(8,052)	$(8,068)	Interest expense
Tax benefit	3,105	3,111	Provision for income taxes
	$(4,947)	$(4,957)	Net of tax

Any portion of the fair value of the interest rate swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in 2015, 2014 and 2013.

7.  Share Repurchases

In 2015, 2014 and 2013, subject to a maximum amount as specified in the table below and the limits imposed by the Revolving Credit Facility and Prior Credit Facility, the Company was authorized to repurchase shares at management’s discretion.  On September 25, 2015, the Company’s Board of Directors extended the $25,000 repurchase authorization for an additional year from its original expiration date of October 3, 2015.

The following table summarizes our share repurchases for the last three years:

	2015	2014	2013
Maximum aggregate purchase price	$25,000	$50,000	$100,000
Cost of shares repurchased	$--	$12,473	$3,570
Shares of common stock repurchased	--	120,000	44,300

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

Total revenue was comprised of the following at:

	2015	2014	2013
Restaurant	$2,269,610	$2,137,405	$2,104,768
Retail	572,674	546,272	539,862
Total revenue	$2,842,284	$2,683,677	$2,644,630

9.  Leases

As of July 31, 2015, the Company operated 220 stores in leased facilities and also leased certain land, a retail distribution center and advertising billboards.

Rent expense under operating leases, including the sale-leaseback transactions discussed below, for each of the three years was:

Year	Minimum	Contingent	Total
2015	$72,877	$252	$73,129
2014	71,123	242	71,365
2013	70,095	232	70,327

The following is a schedule by year of the future minimum rental payments required under the Company’s operating leases as of July 31, 2015:

Year	Total
2016	$61,405
2017	48,885
2018	44,489
2019	42,853
2020	43,175
Later years	502,283
Total	$743,090

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

The Company leases 65 of its stores pursuant to a sale-leaseback transaction which closed in 2000.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased stores.  At July 31, 2015 and August 1, 2014, the Company was in compliance with these covenants.

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

The 2010 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,500,000 shares of the Company’s common stock.  However, this share reserve is increased by shares awarded under this and Prior Plans which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation.  Additionally, this share reserve was decreased by shares granted from Prior Plans after July 30, 2010 until December 1, 2010.  At July 31, 2015, the number of shares authorized for future issuance under the Company’s active plan is 1,119,722.

The following table summarizes the number of outstanding awards under each plan at July 31, 2015:

2010 Omnibus Plan	217,131
Amended and Restated Stock Option Plan	4,458
2002 Omnibus Incentive Compensation Plan	18,500
Total	240,089

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

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at July 31, 2015:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2015 LTPP	2015 – 2016	2 or 3
2014 LTPP	2014 – 2015	2 or 3

The following table summarizes the shares that have been accrued under the 2015 LTPP and 2014 LTPP at July 31, 2015:

2015 LTPP	49,072
2014 LTPP	37,126

A summary of the Company’s nonvested stock activity as of July 31, 2015, and changes during 2015 are presented in the following table:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at August 1, 2014	64,065	$68.25
Granted	74,089	101.58
Vested	(98,991)	82.35
Forfeited	--	--
Unvested at July 31, 2015	39,163	$95.66

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2015	2014	2013
Total fair value of nonvested stock	$8,152	$17,417	$7,445

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

The fair value of the MSU Grants is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  This model uses the average prices for the 60-consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period. This model also incorporates the following ranges of assumptions:

•	The expected volatility is a blend of implied volatility based on market-traded options on our stock and historical volatility of our stock over the period commensurate with the three-year performance period.
•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.
•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the three-year performance period.

The following assumptions were used in determining the fair value for the Company’s MSU Grants:

		Year Ended
	July 31, 2015	August 1, 2014	August 2, 2013
Dividend yield***	--	--	3.0%
Expected volatility	21%	25%	27%
Risk-free interest rate range	1.0%	0.7% - 0.8%	0.3%
***Dividends accrue on the 2014 and 2015 MSU Grants. Dividends will be forfeited for any 2014 and 2015 MSU Grants that do not vest.

The following table summarizes the shares that have been accrued under the 2013 MSU Grants, the 2014 MSU Grants and 2015 MSU Grants at July 31, 2015:

Shares
2013 MSU Grants	53,295
2014 MSU Grants	25,829
2015 MSU Grants	15,146

Stock Options

Prior to 2012, stock options were granted with an exercise price equal to the market price of the Company’s stock on the grant date; those option awards generally vest at a cumulative rate of 33% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.  No stock options were granted in 2013, 2014 or 2015.

A summary of the Company’s stock option activity as of July 31, 2015, and changes during 2015 are presented in the following table:

Fixed Options	Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2014	87,132	$36.75
Granted	--	--
Exercised	(44,753)	37.97
Forfeited	--	--
Canceled	(21,921)	36.95
Outstanding at July 31, 2015	20,458	$33.88	2.08	$2,414
Exercisable	20,458	$33.88	2.08	$2,414

The following table summarizes the total intrinsic values of options exercised during each of the three years:

	2015	2014	2013
Total intrinsic values of options exercised*	$4,652	$169	$10,526
*The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2015	2014	2013
Nonvested stock awards	$13,243	$5,762	$15,416
MSU Grants	2,967	2,162	2,335
Stock options	--	--	88
Total compensation expense	$16,210	$7,924	$17,839

The following table highlights the total unrecognized compensation expense related to nonvested stock and MSU Grants and the weighted-average periods over which the expense is expected to be recognized as of July 31, 2015:

	Nonvested Stock	MSU Grants
Total unrecognized compensation	$1,564	$3,604
Weighted-average period in years	1.56	1.66

The following table highlights the total income tax benefit recognized in the Consolidated Statements of Income for each of the three years:

	2015	2014	2013
Total income tax benefit	$5,056	$2,438	$5,221

During 2015, the Company issued 154,528 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net reduction to shareholders’ equity of $4,816.  The excess tax benefit realized upon exercise of share-based compensation awards was $4,705.

11. Shareholder Rights Plan

On April 9, 2015, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 9, 2015 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.  The dividend was payable on April 20, 2015 to the shareholders of record as of the close of business on April 20, 2015.  The Rights Agreement replaced the Company’s previous shareholder rights plan adopted in 2012 (the “2012 Plan”), and it became effective immediately following the expiration of the 2012 Plan at the close of business on April 9, 2015.  The 2012 Plan and the preferred share purchase rights issued thereunder expired by their own terms and shareholders of the Company were not entitled to any payment as a result of the expiration of the 2012 Plan.

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

Exercise Price

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Preferred Share”) for $600.00, once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

Exercisability

The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 20% or more of the Company’s outstanding common stock.

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

At July 31, 2015, none of the Rights were exercisable.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock.  In 2015, 2014 and 2013, the Company matched 25% of employee contributions for each participant in either plan up to a total of 6% of the employee’s compensation.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $26,947 is included in other assets and the related liability to the participants of $26,947 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2015	2014	2013
401(k) Savings Plan	$2,364	$2,167	$2,180
Non-Qualified Savings Plan	234	253	241

13.  Income Taxes

The components of the provision for income taxes for each of the three years were as follows:

	2015	2014	2013
Current:
Federal	$71,386	$53,713	$44,853
State	6,050	4,597	4,375
Deferred:
Federal	(6,178)	(2,863)	(4,365)
State	3,040	3,274	3,654
Total provision for income taxes	$74,298	$58,721	$48,517

A reconciliation of the Company’s provision for income taxes and income taxes based on the statutory U.S. federal rate of 35% was as follows:

	2015	2014	2013
Provision computed at federal statutory income tax rate	$83,370	$66,797	$58,024
State and local income taxes, net of federal benefit	6,378	5,029	5,698
Employer tax credits for FICA taxes paid on employee tip income	(10,681)	(9,962)	(9,635)
Other employer tax credits	(5,058)	(3,781)	(5,927)
Other-net	289	638	357
Total provision for income taxes	$74,298	$58,721	$48,517

Significant components of the Company’s net deferred tax liability consisted of the following at:

	July 31, 2015	August 1, 2014
Deferred tax assets:
Compensation and employee benefits	$13,721	$10,858
Deferred rent	16,022	14,900
Accrued liabilities	16,869	13,942
Insurance reserves	12,074	11,944
Inventory	4,525	6,212
Other	2,606	3,172
Deferred tax assets	$65,817	$61,028

Deferred tax liabilities:
Property and equipment	$88,651	$88,543
Inventory	11,568	13,415
Other	9,534	9,591
Deferred tax liabilities	109,753	111,549
Net deferred tax liability	$43,936	$50,521

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets.  As of July 31, 2015 and August 1, 2014, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $25,507 and $22,832, respectively.  Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	July 31, 2015	August 1, 2014	August 2, 2013
Balance at beginning of year	$22,832	$20,972	$18,098
Tax positions related to the current year:
Additions	3,994	3,989	3,731
Reductions	--	--	--
Tax positions related to the prior year:
Additions	118	1,400	191
Reductions	(227)	(1,630)	(280)
Settlements	(204)	(755)	--
Expiration of statute of limitations	(1,006)	(1,144)	(768)
Balance at end of year	$25,507	$22,832	$20,972

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate.  The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2015	2014	2013
Uncertain tax positions	$16,579	$14,840	$13,631

The Company had $9,754, $8,559 and $7,869 in interest and penalties accrued as of July 31, 2015, August 1, 2014, and August 2, 2013, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $1,194, $691 and $1,264 in its provision for income taxes on July 31, 2015, August 1, 2014 and August 2, 2013, respectively.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at July 31, 2015 by approximately $3,000 to $4,000 within the next twelve months.  At July 31, 2015, the Company was subject to income tax examinations for its U.S. federal income taxes after 2011 and for state and local income taxes generally after 2011.

14.  Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2015	2014	2013
Net income per share numerator	$163,903	$132,128	$117,265

Net income per share denominator:
Basic weighted average shares outstanding	23,918,368	23,817,768	23,708,875
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	130,556	148,247	239,446
Diluted weighted average shares outstanding	24,048,924	23,966,015	23,948,321

15.  Commitments and Contingencies

During 2014 and through September 25, 2014, the Company was served with several claims filed as a putative collective action alleging violations of the Fair Labor Standards Act (“FLSA”).  The Company has recorded a total provision of approximately $3,500 at July 31, 2015 to reflect the liability related to these lawsuits.  Although we continue to believe that the Company’s associate managers are and have been properly classified as exempt employees under FLSA and have therefore aggressively challenged the plaintiffs’ claims in these lawsuits, in light of the potential cost and uncertainty involved in these lawsuits, in March 2015, we entered into a memorandum of understanding (the “MOU”) with respect to a settlement with plaintiffs’ counsel to resolve the series of lawsuits.  Per the MOU, all three of these federal lawsuits were dismissed and a consolidated lawsuit was filed in Broward County, Florida Circuit Court with respect to the underlying claims.  In May 2015, the parties executed the settlement agreement based on the MOU, and the settlement agreement was approved by the Florida court on July 31, 2015.  Consistent with the terms of the MOU and the court-approved agreement, the parties will distribute notice to potential claimants and process submitted claims through a settlement administrator.  See “Item 3. Legal Proceedings” of Part I of this Annual Report on Form 10-K for further information related to these claims.

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of July 31, 2015, the Company had $11,530 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 5).

As of July 31, 2015, the Company is secondarily liable for lease payments associated with one property.  The Company is not aware of any non-performance under this lease arrangement that would result in the Company having to perform in accordance with the terms of this guarantee, and therefore, no provision has been recorded in the Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third party by the primary obligor under such lease agreement.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  At August 1, 2014 and July 31, 2015, the Company recorded a liability related to legal costs.  The Company believes that the amount recorded is immaterial to the Company’s consolidated results of operations and financial position and that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no additional liability has been recorded in the Consolidated Balance Sheets.

16. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2015 and 2014 are summarized as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Total revenue	$683,428	$755,966	$683,705	$719,185
Store operating income	88,634	108,411	94,047	111,332
Income before income taxes	51,018	66,537	51,447	69,199
Net income	34,024	47,163	35,317	47,399
Net income per share – basic	$1.43	$1.97	$1.48	$1.98
Net income per share – diluted	$1.42	$1.96	$1.47	$1.97
2014
Total revenue	$649,141	$698,491	$643,298	$692,747
Store operating income	81,124	88,634	77,754	90,281
Income before income taxes	39,830	54,235	40,886	55,898
Net income	27,160	37,055	28,728	39,185
Net income per share – basic	$1.14	$1.56	$1.21	$1.65
Net income per share – diluted	$1.14	$1.55	$1.20	$1.63

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of July 31, 2015, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended July 31, 2015 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  We have concluded that our internal control over financial reporting was effective as of July 31, 2015, based on these criteria.

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
Lawrence E. Hyatt
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and its subsidiaries (the “Company”) as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2015, and our report dated September 28, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 28, 2015

ITEM 9B.	OTHER INFORMATION

On September 25, 2015, the Company entered into a Retirement Agreement (the “Retirement Agreement”) with Lawrence E. Hyatt, the Company’s Executive Vice President and Chief Financial Officer, in connection with Mr. Hyatt’s previously announced retirement.  Pursuant to the terms of the Retirement Agreement, Mr. Hyatt will continue in his role as the Company’s chief financial officer until the appointment of his successor and will retire following a brief transition period thereafter, during which he will serve as a Vice President of the Company, as follows:

•	if Mr. Hyatt’s successor is appointed on or before December 11, 2015, Mr. Hyatt will retire from the Company on January 8, 2016;

•	if Mr. Hyatt’s successor is appointed after December 11, 2015 and on or before April 29, 2016, Mr. Hyatt will retire from the Company on the date that is four weeks after his successor is appointed; or

•	if Mr. Hyatt’s successor is appointed after April 29, 2016, Mr. Hyatt will retire from the Company on August 5, 2016.

The Retirement Agreement does not provide any additional compensation to Mr. Hyatt, but does specify how Mr. Hyatt’s existing salary and awards are to be treated based on his eventual date of retirement as follows:

•	Base Salary. Mr. Hyatt will continue to receive his current base salary through the later to occur of January 8, 2016 or the date that is four weeks after the appointment of his successor as the Company’s chief financial officer. In the event that Mr. Hyatt’s successor is hired after April 29, 2016, Mr. Hyatt will receive his current base salary through the date that is four weeks after the appointment of his successor, and thereafter will receive base salary at an annualized rate of $52,000 during the transition period until his retirement on August 5, 2016.

•	2016 Annual Bonus Plan. If Mr. Hyatt’s successor is appointed on or before February 19, 2016, Mr. Hyatt will receive no award in respect of the Company’s 2016 Annual Bonus Plan. If, however, Mr. Hyatt’s successor is appointed after February 19, 2016, then Mr. Hyatt will be eligible to receive his bonus under the 2016 Annual Bonus Plan, payable following the conclusion of the 2016 fiscal year only to the extent that the Company’s performance meets applicable performance targets and prorated for Mr. Hyatt’s service in the 2016 fiscal year, based on the portion of the fiscal year concluding with the date that is four weeks after the appointment of Mr. Hyatt’s successor.

•	Outstanding Equity Awards. The Retirement Agreement confirms that Mr. Hyatt’s outstanding equity awards from the Company will be treated in accordance with the terms of the applicable award agreements therefore, and that Mr. Hyatt’s service with the Company through the date of his retirement from the Company as outlined above will apply to any vesting requirements thereunder.

A copy of the Amendment is attached hereto as Exhibit 10(z) to this Annual Report on Form 10-K and incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such exhibit.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2015 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions—Code of Ethics.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2015 Proxy Statement:  “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2015 Proxy Statement.  No other portion of the section of the 2015 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of September, 2015.

CRACKER BARREL OLD COUNTRY STORE, INC.
By:
/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 29th day of September, 2015.

Name	Title

/s/Sandra B. Cochran
Sandra B. Cochran	President, Chief Executive Officer and Director

/s/Lawrence E. Hyatt
Lawrence E. Hyatt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Jeffrey M. Wilson
Jeffrey M. Wilson	Vice President, Corporate Controller (Principal Accounting Officer)

/s/Thomas H. Barr
Thomas H. Barr	Director

/s/James W. Bradford
James W. Bradford	Director and Chairman of the Board

/s/Glenn A. Davenport
Glenn A. Davenport	Director

/s/Richard J. Dobkin
Richard J. Dobkin	Director

/s/Norman E. Johnson
Norman E. Johnson	Director

/s/William W. McCarten
William W. McCarten	Director

/s/Coleman H. Peterson
Coleman H. Peterson	Director

/s/Andrea M. Weiss
Andrea M. Weiss	Director

INDEX TO EXHIBITS

Exhibit

3(I), 4(a)	Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (1)

3(II), 4(b)	Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (2)

4(c), 10(a)
Credit Agreement, dated as of January 8, 2015, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Wells Fargo Bank, National Association as Administrative Agent and Collateral Agent (3)

4(d)	Rights Agreement, dated as of April 9, 2015, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (4)

10(b)	Form of Stock Option Award under the CBRL Group, Inc. 2002 Omnibus Incentive Compensation Plan† (5)

10(c)	Master Lease, dated July 31, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 21 Cracker Barrel Old Country Store® sites (6)

10(d)	Master Lease, dated July 31, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of nine Cracker Barrel Old Country Store® sites*

10(e)	Master Lease, dated July 31, 2000, between Country Stores Property II, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 23 Cracker Barrel Old Country Store® sites*

10(f)	Master Lease, dated July 31, 2000, between Country Stores Property III, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 12 Cracker Barrel Old Country Store® sites*

10(g)	Cracker Barrel Old Country Store, Inc. Amended and Restated Stock Option Plan (as amended to date)† (7)

10(h)	Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (8)

10(i)	Cracker Barrel Old Country Store, Inc. 2002 Omnibus Incentive Compensation Plan (as amended to date)† (9)

10(j)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (10)

10(k)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (11)

10(l)	Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (12)

10(m)	Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (13)

10(n)	Amendment to Deferred Compensation Plan†(14)

10(o)	Executive Employment Agreement with Sandra B. Cochran, dated as of September 26, 2013† (15)

10(p)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (16)

10(q)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2013 Long-Term Incentive Program† (17)

10(r)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2014 Long-Term Incentive Program† (18)

10(s)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2015 Annual Bonus Plan† (19)

10(t)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2015 Long-Term Incentive Program† (20)

10(u)	Form of Change in Control and Severance Agreement between Cracker Barrel Old Country Store, Inc. and certain of its named officers† (21)

10(v)	Change in Control and Severance Agreement with Edward A. Greene, dated May 22, 2015†**

10(w)	Change in Control and Severance Agreement with Christopher A. Ciavarra, dated May 22, 2015†**

10(x)	Change in Control and Severance Agreement with Lawrence E. Hyatt, dated May 22, 2015†**

10(y)	Change in Control and Severance Agreement with Nicholas V. Flanagan, dated May 22, 2015†**

10(z)	Retirement Agreement with Lawrence E. Hyatt, dated as of September 25, 2015† (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on January 9, 2015.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 9, 2015.

(5)	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2005.

(6)	Incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2000.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 30, 2009.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2009.

(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 29, 2010.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010.

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010.

(12)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(13)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(14)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(15)	Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended August 2, 2013.

(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 3, 2012.

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 7, 2014.

(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 7, 2014.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on May 22, 2015.

*	Document not filed because essentially identical in terms and conditions to Exhibit 10(c).
**	Document not filed because essentially identical in terms and conditions to Exhibit 10(u).
†	Denotes management contract or compensatory plan, contract or arrangement.