Form 10-Q
period 2015-10-30
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2015-11-24
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 30, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________to____________

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

23,938,223 Shares of Common Stock
Outstanding as of November 17, 2015

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended October 30, 2015

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	October 30, 2015	July 31, 2015*
Current Assets:
Cash and cash equivalents	$127,540	$265,455
Accounts receivable	18,070	18,050
Inventories	186,230	153,058
Prepaid expenses and other current assets	18,107	14,167
Deferred income taxes	5,960	6,094
Total current assets	355,907	456,824
Property and equipment	1,941,759	1,931,060
Less: Accumulated depreciation and amortization of capital leases	892,162	878,424
Property and equipment – net	1,049,597	1,052,636
Other assets	63,686	66,748
Total assets	$1,469,190	$1,576,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$113,268	$133,117
Income taxes payable	14,837	85
Accrued employee compensation	50,142	67,421
Dividend payable	27,361	98,796
Current interest rate swap liability	776	1,117
Other current liabilities	137,337	145,075
Total current liabilities	343,721	445,611
Long-term debt	400,000	400,000
Long-term interest rate swap liability	11,206	8,704
Other long-term obligations	132,607	133,594
Deferred income taxes	48,147	50,031

Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,929,609 shares issued and outstanding at October 30, 2015, and 23,975,755 shares issued and outstanding at July 31, 2015	239	240
Additional paid-in capital	40,043	56,066
Accumulated other comprehensive loss	(6,758)	(3,725)
Retained earnings	499,985	485,687
Total shareholders’ equity	533,509	538,268
Total liabilities and shareholders’ equity	$1,469,190	$1,576,208

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 31, 2015, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	October 30, 2015	October 31, 2014

Total revenue	$702,629	$683,428
Cost of goods sold (exclusive of depreciation and rent)	222,973	222,295
Labor and other related expenses	244,322	242,327
Other store operating expenses	135,707	130,172
Store operating income	99,627	88,634
General and administrative expenses	34,319	33,192
Operating income	65,308	55,442
Interest expense	3,544	4,424
Income before income taxes	61,764	51,018
Provision for income taxes	20,899	16,994
Net income	$40,865	$34,024

Net income per share:
Basic	$1.71	$1.43
Diluted	$1.70	$1.42

Weighted average shares:
Basic	23,956,554	23,862,195
Diluted	24,073,052	24,001,438

Dividends declared per share	$1.10	$1.00

Dividends paid per share	$4.10	$1.00

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended
	October 30, 2015	October 31, 2014

Net income	$40,865	$34,024

Other comprehensive loss before income tax benefit:
Change in fair value of interest rate swaps	(4,882)	(775)
Income tax benefit	1,849	299
Other comprehensive loss, net of tax	(3,033)	(476)
Comprehensive income	$37,832	$33,548

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	October 30, 2015	October 31, 2014
Cash flows from operating activities:
Net income	$40,865	$34,024
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,687	17,511
Loss on disposition of property and equipment	1,425	2,170
Share-based compensation	1,952	2,735
Excess tax benefit from share-based compensation	(1,920)	(1,963)
Changes in assets and liabilities:
Inventories	(33,172)	(12,315)
Other current assets	(3,960)	7,362
Accounts payable	(19,849)	(6,076)
Other current liabilities	(7,734)	(6,724)
Other long-term assets and liabilities	(649)	5
Net cash (used in) provided by operating activities	(4,355)	36,729

Cash flows from investing activities:
Purchase of property and equipment	(17,057)	(18,437)
Proceeds from insurance recoveries of property and equipment	41	18
Proceeds from sale of property and equipment	45	1,007
Net cash used in investing activities	(16,971)	(17,412)

Cash flows from financing activities:
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(5,243)	(4,719)
Principal payments under long-term debt and other long-term obligations	--	(6,250)
Purchases and retirement of common stock	(14,653)	--
Dividends on common stock	(98,613)	(23,821)
Excess tax benefit from share-based compensation	1,920	1,963
Net cash used in financing activities	(116,589)	(32,827)

Net (decrease) in cash and cash equivalents	(137,915)	(13,510)
Cash and cash equivalents, beginning of period	265,455	119,361
Cash and cash equivalents, end of period	$127,540	$105,851

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,142	$3,914
Income taxes	$2,290	$304

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$3,971	$2,769
Change in fair value of interest rate swaps	$(4,882)	$(775)
Change in deferred tax asset for interest rate swaps	$1,849	$299
Dividends declared but not yet paid	$27,632	$24,183

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

The condensed consolidated balance sheets at October 30, 2015 and July 31, 2015 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended October 30, 2015 and October 31, 2014, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2015 (the “2015 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2015 Form 10-K.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

Recent Accounting Pronouncements Adopted and Not Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition.  This accounting guidance is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years on a prospective basis.  The adoption of this accounting guidance in the first quarter of 2016 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

Index
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

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at October 30, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$53,084	$--	$--	$53,084
Interest rate swap asset (see Note 5)	--	1,038	--	1,038
Deferred compensation plan assets**	26,892	--	--	26,892
Total assets at fair value	$79,976	$1,038	$--	$81,014

Interest rate swap liability (see Note 5)	$--	$11,982	$--	$11,982
Total liabilities at fair value	$--	$11,982	$--	$11,982

The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$191,084	$--	$--	$191,084
Interest rate swap asset (see Note 5)	--	3,759	--	3,759
Deferred compensation plan assets**	26,947	--	--	26,947
Total assets at fair value	$218,031	$3,759	$--	$221,790

Interest rate swap liability (see Note 5)	$--	$9,821	$--	$9,821
Total liabilities at fair value	$--	$9,821	$--	$9,821

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at October 30, 2015 and July 31, 2015.

Index
3.	Inventories

Inventories were comprised of the following at:

	October 30, 2015	July 31, 2015
Retail	$145,335	$115,777
Restaurant	24,193	22,212
Supplies	16,702	15,069
Total	$186,230	$153,058

4.	Debt

On January 8, 2015, the Company entered into a five-year $750,000 revolving credit facility (the “Revolving Credit Facility”).  At both October 30, 2015 and July 31, 2015, the Company had $400,000 of outstanding borrowings under the Revolving Credit Facility.  At October 30, 2015, the Company had $11,195 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 11 for more information on the Company’s standby letters of credit).  At October 30, 2015, the Company had $338,805 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Revolving Credit Facility.  As of October 30, 2015, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 2.96% (see Note 5 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At October 30, 2015, the Company was in compliance with all debt covenants.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at October 30, 2015 was 1.25%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

Index
A summary of the Company’s interest rate swaps at October 30, 2015 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of October 30, 2015 and July 31, 2015 were as follows:

(See Note 2)	Balance Sheet Location	October 30, 2015	July 31, 2015
Interest rate swaps	Other assets	$1,038	$3,759

Interest rate swaps	Current interest rate swap liability	$776	$1,117
Interest rate swaps	Long-term interest rate swap liability	11,206	8,704
	Total	$11,982	$9,821

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at October 30, 2015 and July 31, 2015:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	October 30, 2015	July 31, 2015	October 30, 2015	July 31, 2015	October 30, 2015	July 31, 2015
Interest rate swaps	$1,241	$3,878	$(203)	$(119)	$1,038	$3,759

Index
The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at October 30, 2015 and July 31, 2015:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	October 30, 2015	July 31, 2015	October 30, 2015	July 31, 2015	October 30, 2015	July 31, 2015
Interest rate swaps	$11,982	$9,821	$--	$--	$11,982	$9,821

The estimated fair value of the Company’s interest rate swap assets and liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at October 30, 2015 and July 31, 2015 resulted in reductions of $475 and $62, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of October 30, 2015, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $3,955.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the three months ended October 30, 2015 and the year ended July 31, 2015:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Three Months Ended October 30, 2015	Year Ended July 31, 2015
Cash flow hedges:
Interest rate swaps	$4,881	$1,641

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters ended October 30, 2015 and October 31, 2014:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended
		October 30, 2015	October 31, 2014
Cash flow hedges:
Interest rate swaps	Interest expense	$1,447	$2,005

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the quarters ended October 30, 2015 and October 31, 2014.

6.	Shareholders’ Equity

During the quarter ended October 30, 2015, the Company issued 53,854 shares of its common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net reduction to shareholders’ equity of $5,243.

During the quarter ended October 30, 2015, the Company repurchased 100,000 shares of its common stock in the open market at an aggregate cost of $14,653.

During the quarter ended October 30, 2015, total share-based compensation expense was $1,952.  The excess tax benefit realized upon exercise of share-based compensation awards was $1,920.

During the quarter ended October 30, 2015, the Company paid a regular dividend of $1.10 per share of its common stock and a special dividend of $3.00 per share of its common stock and declared a regular dividend of $1.10 per share of its common stock that was paid on November 5, 2015 to shareholders of record on October 16, 2015.

Index
The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the quarter ended October 30, 2015 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at July 31, 2015	$(3,725)
Other comprehensive loss before reclassifications	(2,139)
Amounts reclassified from AOCL	(894)
Other comprehensive loss, net of tax	(3,033)
AOCL balance at October 30, 2015	$(6,758)

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter ended October 30, 2015:

Details about AOCL	Amount Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(1,447)	Interest expense
Tax benefit	553	Provision for income taxes
	$(894)	Net of tax

7.	Seasonality

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

	Quarter Ended
	October 30, 2015	October 31, 2014
Revenue:
Restaurant	$562,279	$546,707
Retail	140,350	136,721
Total revenue	$702,629	$683,428

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended
	October 30, 2015	October 31, 2014
Nonvested stock awards	$1,266	$2,156
Performance-based market stock units (“MSU Grants”)	686	579
	$1,952	$2,735

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	October 30, 2015	October 31, 2014
Net income per share numerator	$40,865	$34,024

Net income per share denominator:
Weighted average shares	23,956,554	23,862,195
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	116,498	139,243
Diluted weighted average shares	24,073,052	24,001,438

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of October 30, 2015, the Company had $11,195 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At October 30, 2015, the Company is secondarily liable for lease payments associated with one property.  The Company is not aware of any non-performance under this lease arrangement that would result in the Company having to perform in accordance with the terms of this guarantee; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangement.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded in the Condensed Consolidated Balance Sheet as of October 30, 2015.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At October 30, 2015, we operated 635 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 (the “2015 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2015 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 20-24 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength in 2016 to grow guest sales and profits.  Our long-term strategy includes the following:

•	Enhancing the core business by increasing our brand’s relevance to customers in order to drive guest traffic and sales in both restaurant and retail, implementing geographic pricing tiers to optimize average check and re-engineering store processes to increase operating margin;

•	Expanding the footprint through continued use of our proven site selection tools, introducing a new and more efficient building and equipment prototype and continuing our selective entry into new markets; and

•	Extending the brand by building on the initial success of our licensing business, leveraging our brand strengths into a new fast casual concept and growing our retail business into an omni-channel business.

Our four priorities for 2016 are to:

•	Drive traffic and sales through advertising, menu strategies and targeted marketing programs;

•	Apply technology and process improvements to enhance the overall guest experience;

•	Implement cost savings initiatives to further drive store operating margins; and

•	Invest in long-term growth through new unit expansion and the development of a fast casual concept.

We continue to be focused on the delivery of our three-year strategic priorities.   In the first quarter of 2016, we completed the implementation of our dining room management system in order to optimize our wait list and seating while reducing labor costs.  We also introduced new initiatives tied to our 2016 priorities at our bi-annual manager conference and training event.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended October 30, 2015 as compared to the same period in the prior year:

	Quarter Ended
	October 30, 2015	October 31, 2014
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	31.7	32.5
Labor and other related expenses	34.8	35.5
Other store operating expenses	19.3	19.0
Store operating income	14.2	13.0
General and administrative expenses	4.9	4.9
Operating income	9.3	8.1
Interest expense	0.5	0.6
Income before income taxes	8.8	7.5
Provision for income taxes	3.0	2.5
Net income	5.8%	5.0%

Index
The following table sets forth the number of stores in operation at the beginning and end of the quarters ended October 30, 2015 and October 31, 2014, respectively:

	Quarter Ended
	October 30, 2015	October 31, 2014
Open at beginning of period	637	631
Opened during period	--	2
Closed during the period	(2)	--
Open at end of period	635	633

Total Revenue

Total revenue for the first quarter of 2016 increased 2.8% compared to the same period in the prior year.

The following table highlights the key components of revenue for the quarter ended October 30, 2015 as compared to the quarter ended October 31, 2014:

	Quarter Ended
	October 30, 2015	October 31, 2014
Revenue in dollars:
Restaurant	$562,279	$546,707
Retail	140,350	136,721
Total revenue	$702,629	$683,428
Total revenue by percentage relationships:
Restaurant	80.0%	80.0%
Retail	20.0%	20.0%
Average unit volumes(1):
Restaurant	$883.2	$864.3
Retail	220.5	216.2
Total revenue	$1,103.7	$1,080.5
Comparable store sales increase:
Restaurant	2.5%	3.3%
Retail	2.4%	6.1%
Restaurant and retail	2.5%	3.8%

 (1)Average unit volumes include sales of all stores.

For the first quarter of 2016, our comparable store restaurant sales increase consisted of a 3.2% average check increase for the quarter (including a 2.8% average menu price increase) partially offset by a 0.7% guest traffic decrease.  For the first quarter of 2016, our comparable store retail sales increase resulted primarily from strong performance in apparel and accessories merchandise categories.

Restaurant and retail sales from newly opened stores accounted for the balance of the total revenue increases in the first quarter of 2016 as compared to the same period in the prior year.

Index
Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the first quarter of 2016 as compared to the same period in the prior year:

	Quarter Ended
	October 30, 2015	October 31, 2014
Cost of Goods Sold in dollars:
Restaurant	$154,790	$153,418
Retail	68,183	68,877
Total Cost of Goods Sold	$222,973	$222,295
Cost of Goods Sold by percentage of revenue:
Restaurant	27.5%	28.1%
Retail	48.6%	50.4%

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the first quarter of 2016 as compared to the same period in the prior year was due to our menu price increase referenced above partially offset by commodity inflation and higher cost menu items.  Higher cost menu items accounted for an increase of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the first quarter of 2016 as compared to the same period in the prior year.  Commodity inflation was 0.4% in the first quarter of 2016.

We presently expect the rate of commodity inflation to be approximately 2.5% to 3.0% for 2016.

The decrease in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2016 as compared to the prior year quarter resulted primarily from lower markdowns, lower damages and higher credits.

First Quarter (Decrease) as a Percentage of Retail Revenue
Markdowns	(1.4%)
Damages and Credits	(0.3%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 34.8% in the first quarter of 2016 as compared to 35.5% in the first quarter of 2015.   This percentage change resulted primarily from the following:

First Quarter (Decrease) as a Percentage of Total Revenue
Store hourly labor	(0.3%)
Employee health care expenses	(0.2%)
Payroll tax expense	(0.1%)

The decrease in store hourly labor costs as a percentage of total revenue for the first quarter of 2016 as compared to the same period in the prior year resulted from menu price increases being higher than wage inflation and improved productivity.

The decrease in our employee health care expenses as a percentage of total revenue for the first quarter as compared to the same period in the prior year resulted primarily from lower claims and lower levels of enrollment partially offset by the impact of a claims adjustment in the prior year.

The decrease in payroll tax expense as a percentage of total revenue for the first quarter of 2016 as compared to the same period in the prior year resulted primarily from a reduction in state unemployment tax rates.

Index
Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

Other store operating expenses as a percentage of total revenue increased to 19.3% in the first quarter of 2016 as compared to 19.0% in the first quarter of 2015.  This percentage change resulted primarily from the following:

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Bi-annual manager conference and training event expense	0.4%
Utilities expense	(0.2%)

In the first quarter of 2016, we held a bi-annual manager conference and training event which was attended by our store operations management team.  We did not hold a manager’s conference and training event in the first quarter of 2015 and we expect to hold our next conference and training event in the first quarter of 2018.

The decrease in utilities expense as a percentage of total revenue for the first quarter of 2016 as compared to the same period in the prior year resulted primarily from lower electricity costs and lower natural gas prices.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue remained flat at 4.9% in the first quarter of 2016 as compared to the first quarter of 2015.

Interest Expense

Interest expense for the first quarter of 2016 was $3,544 as compared to $4,424 in the first quarter of 2015.  The decrease in interest expense for the first quarter of 2016 as compared to the first quarter of 2015 resulted primarily from lower weighted average interest rates due to the expiration of certain interest rate swaps and the effectiveness of lower-cost swaps that had been entered previously.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 33.8% and 33.3% in the first quarters of 2016 and 2015, respectively.  The increase in the effective tax rate from the first quarter of 2015 to the first quarter of 2016 resulted primarily from an increase in pretax income and lower employer tax credits as a percentage of income before taxes.

We presently expect our effective tax rate for 2016 to be between 31% and 32%.  This estimate assumes that the expired Work Opportunity Tax Credit (“WOTC”) is not renewed.  If renewed, we estimate that the retroactive renewal of the WOTC could reduce our provision for income taxes by $3,500 to $6,500 in 2016.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $750,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 31, 2015, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first quarter of 2016.

We believe that cash on hand at October 30, 2015, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Index
Cash (Used in) Generated From Operations

Our operating activities used net cash of $4,355 for the first quarter of 2016, which represented a decrease from the $36,729 net cash provided during the first quarter of 2015.  This decrease primarily reflected higher retail inventory, the timing of payments for accounts payable and the non-recurrence of reimbursements of certain health care premiums related to our calendar 2014 fully insured health insurance plans.  Higher retail inventory resulted primarily from the timing of receipts.

Borrowing Capacity and Debt Covenants

At October 30, 2015, we had $400,000 of outstanding borrowings under the Revolving Credit Facility and we had $11,195 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At October 30, 2015, we had $338,805 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $17,016 for the first quarter of 2016 as compared to $18,419 for the same period in the prior year.  Our capital expenditures consisted primarily of capital expenditures for maintenance programs and costs of new store locations.  We estimate that our capital expenditures during 2016 will be approximately $110,000.  This estimate includes the acquisition of sites and construction costs of seven new stores that are expected to open during 2016, as well as for acquisition and construction costs for store locations to be opened in 2017, capital expenditures for maintenance programs and technology and operations improvements.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

Dividends, Share Repurchases and Share-Based Compensation Awards

The Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  Under the Revolving Credit Facility, provided there is no default existing and the total of our availability under the Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “cash availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if at the time of the dividend or the repurchase is made our consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, cash availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

During the first quarter of 2016, we paid a regular dividend of $1.10 per share and a special dividend of $3.00 per share, or an aggregate of $98,613.  During the first quarter of 2016, we declared a dividend of $1.10 per share that was paid on November 5, 2015 to shareholders of record on October 16, 2015.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2016.  During the first quarter of 2016, we repurchased 100,000 shares of our common stock in the open market at an aggregate cost of $14,653.

During the first quarter of 2016, we issued 53,854 shares of our common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $5,243.

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

We had positive working capital of $12,186 at October 30, 2015 versus positive working capital of $11,213 at July 31, 2015.  Working capital increased from July 31, 2015 primarily because of the payment of the special dividend of $3.00 per share of our common stock, the payment of annual and long-term incentive bonuses, the timing of payments for accounts payable and the use of cash to build retail inventories partially offset by the decrease in cash.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2015 Form 10-K for additional information regarding our operating leases.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2015.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2015 Form 10-K for additional information regarding our material commitments.

Recent Accounting Pronouncements Adopted

See Note 1 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  The adopted accounting guidance discussed in Note 1 did not have a significant impact on our consolidated financial position or results of operations.  Regarding the accounting guidance not yet adopted, the accounting guidance is either expected not to have a significant impact on our consolidated financial position or results of operations or we are still evaluating the impact of adopting the accounting guidance.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2015 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

We have not made any material changes in our methodology for assessing impairments during the first quarter of 2016, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $750 or $1,000 depending on the state in which the claim originates.  We purchase insurance for individual general liability claims that exceed $500.  We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses in the lower end of that range and discount them to present value using a risk-free interest rate based on projected timing of payments.  We also monitor actual claims development, including incidence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.

Index
Our group health plans combine the use of self-insured and fully-insured programs.  Benefits for any individual (employee or dependents) in the self-insured group health program are limited.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  Additionally, we record a liability for unpaid prescription drug claims based on historical experience.  The majority of our fully-insured health insurance plans for calendar 2014 contained a retrospective feature which decreased premiums based on actual claims experience.

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first quarter of 2016 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first quarter of 2016 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

Tax Provision

We must make estimates of certain items that comprise our income tax provision.  These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on employee tip income, Work Opportunity credit, as well as estimates related to certain depreciation and capitalization policies.  Our estimates are made based on current tax laws, the best available information at the time of the provision and historical experience.

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

We file our income tax returns many months after our year end.  These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, an unsuccessful legal proceeding or a settlement could result in material adjustments to our Consolidated Financial Statements and our consolidated financial position (see Note 13 to our Consolidated Financial Statements contained in the 2015 Form 10-K for additional information).

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

Index
We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first quarter of 2016 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

    Part II, Item 7A of the 2015 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since July 31, 2015.

ITEM 4.	Controls and Procedures

    Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of October 30, 2015, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

    There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 30, 2015 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

    There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2015 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

   There were no equity securities sold by the Company during the period covered by this Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

   The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended October 30, 2015 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
8/1/15 – 8/28/15	--	$--	--	Indeterminate (2)
8/29/15 – 9/25/15	100,000	$146.53	100,000	Indeterminate (2)
9/26/15 – 10/30/15	--	$--	--	Indeterminate (2)
Total for the quarter	100,000	$146.53	100,000	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.

(2)	On October 3, 2014, our Board of Directors approved the repurchase of up to $25,000 of our common stock, with such authorization to expire on October 3, 2015. On September 28, 2015, we announced our Board of Directors had authorized new share repurchases for up to $25,000 of our common stock, with such authorization to expire on October 7, 2016. The share repurchase authorization was effective immediately and replaced the prior share repurchase authorization.

(3)	Shares repurchased in the table above were purchased in the open market pursuant to the authorization from our Board of Directors.

ITEM 6.	Exhibits

    See Exhibit Index immediately following the signature page hereto.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: November 24, 2015	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date: November 24, 2015	By:	/s/Jeffrey M. Wilson
Jeffrey M. Wilson, Vice President, Corporate Controller and Principal Accounting Officer

Index
INDEX TO EXHIBITS

Exhibit

10.1	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY2016 Annual Bonus Plan† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2015)

10.2
Cracker Barrel Old Country Store, Inc. and Subsidiaries FY2016 Long-Term Incentive Program† (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2015)

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