Form 10-Q
period 2016-01-29
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2016-02-23
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 29, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

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

23,939,998 Shares of Common Stock
Outstanding as of February 17, 2016

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended January 29, 2016

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)
ASSETS	January 29, 2016	July 31, 2015*
Current Assets:
Cash and cash equivalents	$171,643	$265,455
Accounts receivable	15,900	18,050
Income taxes receivable	2,447	--
Inventories	150,959	153,058
Prepaid expenses and other current assets	18,289	14,167
Deferred income taxes	5,795	6,094
Total current assets	365,033	456,824
Property and equipment	1,955,336	1,931,060
Less: Accumulated depreciation and amortization of capital leases	906,621	878,424
Property and equipment – net	1,048,715	1,052,636
Other assets	63,051	66,748
Total assets	$1,476,799	$1,576,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$91,474	$133,117
Taxes withheld and accrued	27,186	39,061
Deferred revenue	87,202	58,980
Dividend payable	27,519	98,796
Current interest rate swap liability	343	1,117
Other current liabilities	92,604	114,540
Total current liabilities	326,328	445,611
Long-term debt	400,000	400,000
Long-term interest rate swap liability	15,649	8,704
Other long-term obligations	134,552	133,594
Deferred income taxes	45,401	50,031
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,939,248 shares issued and outstanding at January 29, 2016, and 23,975,755 shares issued and outstanding at July 31, 2015	240	240
Additional paid-in capital	42,973	56,066
Accumulated other comprehensive loss	(9,875)	(3,725)
Retained earnings	521,531	485,687
Total shareholders’ equity	554,869	538,268
Total liabilities and shareholders’ equity	$1,476,799	$1,576,208

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 31, 2015, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 29, 2016	January 30, 2015	January 29, 2016	January 30, 2015

Total revenue	$764,002	$755,966	$1,466,631	$1,439,394

Cost of goods sold (exclusive of depreciation and rent)	264,932	262,155	487,905	484,450
Labor and other related expenses	251,935	251,674	496,257	494,001
Other store operating expenses	141,103	133,726	276,810	263,898
Store operating income	106,032	108,411	205,659	197,045
General and administrative expenses	35,507	37,190	69,826	70,382
Operating income	70,525	71,221	135,833	126,663
Interest expense	3,569	4,684	7,113	9,108
Income before income taxes	66,956	66,537	128,720	117,555
Provision for income taxes	18,714	19,374	39,613	36,368
Net income	$48,242	$47,163	$89,107	$81,187

Net income per share:
Basic	$2.02	$1.97	$3.72	$3.40
Diluted	$2.01	$1.96	$3.70	$3.38

Weighted average shares:
Basic	23,937,812	23,914,797	23,947,183	23,888,496
Diluted	24,047,042	24,032,389	24,060,047	24,016,913

Dividends declared per share	$1.10	$1.00	$2.20	$2.00

Dividends paid per share	$1.10	$1.00	$5.20	$2.00

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	January 29, 2016	January 30, 2015	January 29, 2016	January 30, 2015

Net income	$48,242	$47,163	$89,107	$81,187

Other comprehensive loss before income tax benefit:
Change in fair value of interest rate swaps	(5,048)	(6,112)	(9,930)	(6,887)
Income tax benefit	(1,931)	(2,357)	(3,780)	(2,656)
Other comprehensive loss, net of tax	(3,117)	(3,755)	(6,150)	(4,231)
Comprehensive income	$45,125	$43,408	$82,957	$76,956

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 29, 2016	January 30, 2015
Cash flows from operating activities:
Net income	$89,107	$81,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,783	35,506
Loss on disposition of property and equipment	2,667	3,995
Share-based compensation	4,955	6,330
Excess tax benefit from share-based compensation	(1,948)	(2,299)
Changes in assets and liabilities:
Inventories	2,099	24,606
Other current assets	(2,471)	952
Accounts payable	(41,643)	(15,575)
Deferred revenue	28,222	29,803
Other current liabilities	(33,299)	(13,922)
Other long-term assets and liabilities	141	2,483
Net cash provided by operating activities	85,613	153,066

Cash flows from investing activities:
Purchase of property and equipment	(36,972)	(37,788)
Proceeds from insurance recoveries of property and equipment	175	141
Proceeds from sale of property and equipment	472	1,317
Net cash used in investing activities	(36,325)	(36,330)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	406,250
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(5,343)	(4,420)
Principal payments under long-term debt and other long-term obligations	--	(406,250)
Purchases and retirement of common stock	(14,653)	--
Deferred financing costs	--	(3,537)
Dividends on common stock	(125,052)	(47,830)
Excess tax benefit from share-based compensation	1,948	2,299
Net cash used in financing activities	(143,100)	(53,488)

Net (decrease) increase in cash and cash equivalents	(93,812)	63,248
Cash and cash equivalents, beginning of period	265,455	119,361
Cash and cash equivalents, end of period	$171,643	$182,609

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,331	$9,085
Income taxes	$37,662	$27,264

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$2,988	$2,546
Change in fair value of interest rate swaps	$(9,930)	$(6,887)
Change in deferred tax asset for interest rate swaps	$3,780	$2,656
Dividends declared but not yet paid	$27,877	$24,340

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

The condensed consolidated balance sheets at January 29, 2016 and July 31, 2015 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and six months ended January 29, 2016 and January 31, 2015, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Deferred Taxes

In November 2015, in order to simplify the presentation of deferred income taxes, the FASB issued accounting guidance which requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet.  This accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years.  This accounting guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2018.

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at January 29, 2016 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$98,084	$--	$--	$98,084
Interest rate swap asset (see Note 5)	--	--	--	--
Deferred compensation plan assets**	27,414	--	--	27,414
Total assets at fair value	$125,498	$--	$--	$125,498

Interest rate swap liability (see Note 5)	$--	$15,992	$--	$15,992
Total liabilities at fair value	$--	$15,992	$--	$15,992

The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$191,084	$--	$--	$191,084
Interest rate swap asset (see Note 5)	--	3,759	--	3,759
Deferred compensation plan assets**	26,947	--	--	26,947
Total assets at fair value	$218,031	$3,759	$--	$221,790

Interest rate swap liability (see Note 5)	$--	$9,821	$--	$9,821
Total liabilities at fair value	$--	$9,821	$--	$9,821

Index
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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 29, 2016 and July 31, 2015.

3.	Inventories

Inventories were comprised of the following at:

	January 29, 2016	July 31, 2015
Retail	$112,709	$115,777
Restaurant	22,059	22,212
Supplies	16,191	15,069
Total	$150,959	$153,058

4.	Debt

The Company has a $750,000 revolving credit facility (the “Revolving Credit Facility”), which expires on January 8, 2020.  At both January 29, 2016 and July 31, 2015, the Company had $400,000 of outstanding borrowings under the Revolving Credit Facility.  At January 29, 2016, the Company had $11,195 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 11 for more information on the Company’s standby letters of credit).  At January 29, 2016, the Company had $338,805 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Revolving Credit Facility.  As of January 29, 2016, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 2.96% (see Note 5 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At January 29, 2016, the Company was in compliance with all debt covenants.

The Revolving Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase.  Under the Revolving Credit Facility, provided there is no default existing and the total of the Company’s availability under the Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “cash availability”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock (1) in an unlimited amount if, at the time such dividend or repurchase is made, the Company’s consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if the Company’s consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, cash availability is at least $100,000, the Company may declare and pay cash dividends on shares of its common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at January 29, 2016 was 1.25%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at January 29, 2016 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
July 25, 2011	May 3, 2013	3	$ 50,000	2.45%
December 7, 2011	May 3, 2013	3	50,000	1.40%
March 18, 2013	May 3, 2015	3	50,000	1.51%
April 8, 2013	May 3, 2015	2	50,000	1.05%
April 15, 2013	May 3, 2015	2	50,000	1.03%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.29%
June 18, 2014	May 3, 2015	4	40,000	2.51%
June 24, 2014	May 3, 2015	4	30,000	2.51%
July 1, 2014	May 5, 2015	4	30,000	2.43%
January 30, 2015	May 3, 2019	2	80,000	2.15%
January 30, 2015	May 3, 2019	2	60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%

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

Index
The estimated fair values of the Company’s derivative instruments as of January 29, 2016 and July 31, 2015 were as follows:

(See Note 2)	Balance Sheet Location	January 29, 2016	July 31, 2015
Interest rate swaps	Other assets	$--	$3,759

Interest rate swaps	Current interest rate swap liability	$343	$1,117
Interest rate swaps	Long-term interest rate swap liability	15,649	8,704
	Total	$15,992	$9,821

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at January 29, 2016 and July 31, 2015:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	January 29, 2016	July 31, 2015	January 29, 2016	July 31, 2015	January 29, 2016	July 31, 2015
Interest rate swaps	$--	$3,878	$--	$(119)	$--	$3,759

The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at January 29, 2016 and July 31, 2015:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	January 29, 2016	July 31, 2015	January 29, 2016	July 31, 2015	January 29, 2016	July 31, 2015
Interest rate swaps	$15,992	$9,821	$--	$--	$15,992	$9,821

The estimated fair value of the Company’s interest rate swap assets and liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at January 29, 2016 and July 31, 2015 resulted in reductions of $901 and $209, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of January 29, 2016, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $3,564.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the six months ended January 29, 2016 and the year ended July 31, 2015:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Six Months Ended January 29, 2016	Year Ended July 31, 2015
Cash flow hedges:
Interest rate swaps	$9,930	$1,641

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and six-month periods ended January 29, 2016 and January 30, 2015:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		January 29, 2016	January 30, 2015	January 29, 2016	January 30, 2015
Cash flow hedges:
Interest rate swaps	Interest expense	$1,444	$2,005	$2,891	$4,016

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the six-month periods ended January 29, 2016 and January 30, 2015.

Index
6.	Shareholders’ Equity

During the six months ended January 29, 2016, the Company issued 63,493 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net reduction to shareholders’ equity of $5,343.

During the six months ended January 29, 2016, the Company repurchased 100,000 shares of its common stock in the open market at an aggregate cost of $14,653.

During the six months ended January 29, 2016, total share-based compensation expense was $4,955.  The excess tax benefit realized upon exercise of share-based compensation awards was $1,948.

During the six months ended January 29, 2016, the Company paid regular dividends of $2.20 per share of its common stock and a special dividend of $3.00 per share of its common stock and declared a regular dividend of $1.10 per share of its common stock that was paid on February 5, 2016 to shareholders of record on January 15, 2016.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the six months ended January 29, 2016 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at July 31, 2015	$(3,725)
Other comprehensive loss before reclassifications	(4,365)
Amounts reclassified from AOCL	(1,785)
Other comprehensive loss, net of tax	(6,150)
AOCL balance at January 29, 2016	$(9,875)

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and six months ended January 29, 2016:

	Amount Reclassified from AOCL		Affected Line Item in the
	Quarter Ended	Six Months Ended	Condensed Consolidated Financial Statements
Loss on cash flow hedges:
Interest rate swaps	$(1,444)	$(2,891)	Interest expense
Tax benefit	552	1,106	Provision for income taxes
	$(892)	$(1,785)	Net of tax

7.	Seasonality

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

	Quarter Ended		Six Months Ended
	January 29, 2016	January 30, 2015	January 29, 2016	January 30, 2015
Revenue:
Restaurant	$580,918	$577,558	$1,143,197	$1,124,265
Retail	183,084	178,408	323,434	315,129
Total revenue	$764,002	$755,966	$1,466,631	$1,439,394

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 29, 2016	January 30, 2015	January 29, 2016	January 30, 2015
Nonvested stock awards	$2,146	$2,826	$3,412	$4,982
Performance-based market stock units (“MSU Grants”)	857	769	1,543	1,348
	$3,003	$3,595	$4,955	$6,330

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 29, 2016	January 30, 2015	January 29, 2016	January 30, 2015
Net income per share numerator	$48,242	$47,163	$89,107	$81,187

Net income per share denominator:
Weighted average shares	23,937,812	23,914,797	23,947,183	23,888,496
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	109,230	117,592	112,864	128,417
Diluted weighted average shares	24,047,042	24,032,389	24,060,047	24,016,913

Index
11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of January 29, 2016, the Company had $11,195 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At January 29, 2016, the Company is secondarily liable for lease payments associated with one property.  The Company is not aware of any non-performance under this lease arrangement that would result in the Company having to perform in accordance with the terms of this guarantee; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangement.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote so that no liability has been recorded in the Condensed Consolidated Balance Sheet as of January 29, 2016.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At January 29, 2016, we operated 635 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

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

We continue to be focused on initiatives designed to increase operating margin and improve both the employee and guest experience.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and six-month period ended January 29, 2016 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29, 2016	January 30, 2015	January 29, 2016	January 30, 2015
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	34.7	34.7	33.3	33.7
Labor and other related expenses	33.0	33.3	33.8	34.3
Other store operating expenses	18.4	17.7	18.9	18.3
Store operating income	13.9	14.3	14.0	13.7
General and administrative expenses	4.7	4.9	4.7	4.9
Operating income	9.2	9.4	9.3	8.8
Interest expense	0.5	0.6	0.5	0.6
Income before income taxes	8.7	8.8	8.8	8.2
Provision for income taxes	2.4	2.6	2.7	2.6
Net income	6.3%	6.2%	6.1%	5.6%

Index
The following table sets forth the number of stores in operation at the beginning and end of the quarters and six month periods ended January 29, 2016 and January 31, 2015, respectively:

	Quarter Ended		Six Months Ended
	January 29, 2016	January 30, 2015	January 29, 2016	January 30, 2015
Open at beginning of period	635	633	637	631
Opened during the period	--	1	--	3
Closed during the period	--	--	(2)	--
Open at end of the period	635	634	635	634

Total Revenue

Total revenue for the second quarter and first six months of 2016 increased 1.1% and 1.9%, respectively, compared to the same periods in the prior year.

The following table highlights the key components of revenue for the quarter and six-month period ended January 29, 2016 as compared to the quarter and six-month period ended January 31, 2015:

	Quarter Ended		Six Months Ended
	January 29, 2016	January 30, 2015	January 29, 2016	January 30, 2015
Revenue in dollars:
Restaurant	$580,918	$577,558	$1,143,197	$1,124,265
Retail	183,084	178,408	323,434	315,129
Total revenue	$764,002	$755,966	$1,466,631	$1,439,394
Total revenue by percentage relationships:
Restaurant	76.0%	76.4%	77.9%	78.1%
Retail	24.0%	23.6%	22.1%	21.9%
Average unit volumes(1):
Restaurant	$914.9	$911.1	$1,798.0	$1,775.4
Retail	288.3	281.4	508.7	497.7
Total revenue	$1,203.2	$1,192.5	$2,306.7	$2,273.1
Comparable store sales increase:
Restaurant	0.6%	7.9%	1.5%	5.6%
Retail	2.6%	3.2%	2.5%	4.4%
Restaurant and retail	1.1%	6.7%	1.7%	5.3%

(1)Average unit volumes include sales of all stores.

For the second quarter of 2016, our comparable store restaurant sales increase consisted of a 3.4% average check increase (including a 2.9% average menu price increase) partially offset by a 2.8% guest traffic decrease.  For the second quarter of 2016, our comparable store retail sales increase resulted primarily from strong performance in apparel and accessories merchandise and kitchen and dining merchandise categories. We believe that severe winter weather had a negative impact on comparable store traffic and restaurant and retail sales of approximately 0.6 percentage points for the second quarter of 2016.

For the first six months of 2016, our comparable store restaurant sales increase consisted of a 3.2% average check increase (including a 2.8% average menu price increase) partially offset by a 1.7% guest traffic decrease.  For the first six months of 2016, our comparable store retail sales increase resulted primarily from strong performance in apparel and accessories merchandise and food and convenience merchandise categories.

Restaurant and retail sales from newly opened stores accounted for the balance of the total revenue increases in the second quarter and first six months of 2016 as compared to the same periods in the prior year.

Index
Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the second quarter and first six months of 2016 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29, 2016	January 30, 2015	January 29, 2016	January 30, 2015
Cost of Goods Sold in dollars:
Restaurant	$164,776	$163,742	$319,566	$317,160
Retail	100,156	98,413	168,339	167,290
Total Cost of Goods Sold	$264,932	$262,155	$487,905	$484,450
Cost of Goods Sold by percentage of revenue:
Restaurant	28.4%	28.4%	28.0%	28.2%
Retail	54.7%	55.2%	52.0%	53.1%

Restaurant cost of goods sold as a percentage of restaurant revenue remained flat in the second quarter of 2016 as compared to the same period in the prior year.  Our menu price increase in the second quarter of 2016 referenced above was partially offset by commodity inflation and higher food waste. Commodity inflation was 1.7% in the second quarter of 2016.  Higher food waste accounted for an increase of 0.4% in restaurant cost of goods sold as a percentage of restaurant revenue for the second quarter of 2016 as compared to the same period in the prior year.

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the first six months of 2016 as compared to the same period in the prior year was due to our menu price increase for the first six months of 2016 referenced above offset by commodity inflation and higher food waste.  Commodity inflation was 1.1% in the first six months of 2016.  Higher food waste accounted for an increase of 0.2% in restaurant cost of goods sold as a percentage of restaurant revenue for the first six months of 2016 as compared to the same period in the prior year.

We presently expect the rate of commodity inflation to be approximately 1.0% for 2016.

The decrease in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2016 as compared to the prior year quarter resulted from higher initial margin partially offset by higher markdowns.

Second Quarter (Decrease) Increase as a Percentage of Retail Revenue
Higher initial margin	(1.0%)
Markdowns	0.5%

The decrease in retail cost of goods sold as a percentage of retail revenue in the first six months of 2016 as compared to the same period in the prior year resulted primarily from higher initial margin and lower markdowns.

First Six Months (Decrease) as a Percentage of Retail Revenue
Higher initial margin	(0.8%)
Markdowns	(0.2%)

Index
Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 33.0% in the second quarter of 2016 as compared to 33.3% in the second quarter of 2015.   This percentage change resulted primarily from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Store bonus expense	(0.5%)
Employee health care expenses	0.1%

Lower store bonus expense as a percentage of total revenue for the second quarter of 2016 as compared to the same period in the prior year resulted from lower performance against financial objectives in 2016 as compared to the prior year.

The increase in our employee health care expenses as a percentage of total revenue for the second quarter as compared to the same period in the prior year was primarily due to the non-recurrence of retroactive premium credits from our calendar year 2014 fully-insured plans partially offset by lower costs associated with our transition to self-insured plans in calendar year 2015.

Labor and related expenses as a percentage of total revenue decreased to 33.8% in the first six months of 2016 as compared to 34.3% in the same period in the prior year.  This percentage change resulted from the following:

First Six Months (Decrease) as a Percentage of Total Revenue
Store bonus expense	(0.3%)
Store hourly labor	(0.1%)
Payroll tax expense	(0.1%)

Lower store bonus expense as a percentage of total revenue for the first six months of 2016 as compared to the same period in the prior year resulted from lower performance against financial objectives in 2016 as compared to the prior year.

The decrease in store hourly labor costs as a percentage of total revenue for the first six months of 2016 as compared to the same period in the prior year resulted from menu price increases being higher than wage inflation.

The decrease in payroll tax expense as a percentage of total revenue for the first six months of 2016 as compared to the same period in the prior year resulted primarily from lower unemployment tax rates.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

Other store operating expenses as a percentage of total revenue increased to 18.4% in the second quarter of 2016 as compared to 17.7% in the second quarter of 2015.  This percentage change resulted primarily from the following:

Second Quarter Increase (Decrease) as a Percentage of Total Revenue
Maintenance expense	0.5%
Advertising expense	0.3%
Utilities expense	(0.2%)

Index
Other store operating expenses as a percentage of total revenue increased to 18.9% in the first six months of 2016 as compared to 18.3% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Six Months Increase (Decrease) as a Percentage of Total Revenue
Maintenance expense	0.3%
Advertising expense	0.2%
Bi-annual manager conference and training event expense	0.2%
Utilities expense	(0.2%)

The increases in maintenance expense as a percentage of total revenue for the second quarter and the first six months of 2016 resulted primarily from expenses associated with the preventive maintenance and related repair of certain building components and kitchen equipment.

The increases in advertising expense as a percentage of total revenue for the second quarter and the first six months of 2016 resulted primarily from an increased investment in local marketing and the timing of new television spots which is consistent with our previously announced intent to increase our advertising spend in 2016.

In the first quarter of 2016, we held a bi-annual manager conference and training event which was attended by our store operations management team.  We did not hold a manager’s conference and training event in 2015 and we expect to hold our next conference and training event in the first quarter of 2018.

The decrease in utilities expense as a percentage of total revenue for the second quarter of 2016 as compared to the same period in the prior year resulted primarily from lower natural gas prices and usage.  The decrease in utilities expense as a percentage of total revenue for the first six months of 2016 as compared to the same period in the prior year resulted primarily from lower electricity costs and lower natural gas prices and usage.  Lower electricity costs for the first six month of 2016 as compared to the same period in the prior year resulted primarily from our LED lighting installation initiative.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 4.7% in the second quarter of 2016 as compared to 4.9% in the same period in the prior year.  This percentage change resulted primarily from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Incentive compensation expense	(0.4%)
Litigation accrual	(0.3%)
Payroll and related expenses	0.2%
Professional fees	0.1%
Maintenance expenses	0.1%

General and administrative expenses as a percentage of total revenue decreased to 4.7% in the first six months of 2016 as compared to 4.9% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Six Months (Decrease) Increase as a Percentage of Total Revenue
Incentive compensation expense	(0.3%)
Litigation accrual	0.2%

Index
Lower incentive compensation in the second quarter and first six months of 2016 as compared to the same periods in the prior year resulted primarily from lower performance against financial objectives as compared to the prior year and a decrease in the price of our common stock in 2016.  Lower incentive compensation in the second quarter of 2016 as compared to the same period in the prior year was partially offset by higher payroll expenses.

We recorded an accrual of $2,150 in the second quarter of 2015, for a total of $2,750 for the first six months of 2015, related to a litigation matter.

The increase in professional fees as a percentage of total revenue for the second quarter of 2016 as compared to the same period in the prior year resulted primarily from development costs associated with our previously announced fast casual concept.

The increase in maintenance expenses as a percentage of total revenue for the second quarter of 2016 as compared to the same period in the prior year was due to corporate expenses associated with preventative maintenance and related repairs.

Interest Expense

Interest expense for the second quarter of 2016 was $3,569 as compared to $4,684 in the second quarter of 2015.  Interest expense for the first six months of 2016 was $7,113 as compared to $9,108 in the same period in the prior year.  Both decreases resulted primarily from lower weighted average interest rates and the non-recurrence of a $412 write-off of deferred financing costs related to our debt refinancing in the prior year.  The lower weighted average interest rates were due to a reduction in our credit spread by 0.25% as a result of our debt refinancing and the expiration of certain interest rate swaps and the effectiveness of lower-cost swaps that had been entered into previously.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 27.9% and 29.1% in the second quarters of 2016 and 2015, respectively.  The effective tax rate was 30.8% and 30.9% in the first six months of 2016 and 2015, respectively.  The decreases in the effective tax rate from the second quarter and first six months of 2015 to the second quarter and first six months of 2016 resulted primarily from the impact of the retroactive reinstatement of the Work Opportunity Tax Credit (“WOTC”) through December 31, 2019.  As a result, in the second quarter of 2016, we recorded a tax benefit for WOTC of $4,592.  Of this amount, $334 related to credits for hiring periods prior to January 1, 2015, $2,292 related to credits for the period from January 1, 2015 through July 31, 2015, and $1,966 related to credits for 2016.  In the second quarter of 2015, we recorded a tax benefit for WOTC of $3,504.  Of this amount, $387 related to credits for hiring periods prior to January 1, 2014, $2,319 related to credits for the period from January 1, 2014 through August 1, 2014, and $798 related to credits for 2015.

We presently expect our effective tax rate for 2016 to be between 30.0% and 31.0%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $750,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 31, 2015, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first six months of 2016.

We believe that cash on hand at January 29, 2016, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Index
Cash Generated From Operations

Our operating activities provided net cash of $85,613 for the first six months of 2016, which represented a decrease from the $153,066 net cash provided during the first six months of 2015.  This decrease primarily reflected the timing of payments for accounts payable and income taxes, higher retail inventory and higher bonus payments made in 2016 as a result of the prior year’s performance.  Higher retail inventory resulted primarily from the timing of receipts.

Borrowing Capacity and Debt Covenants

At January 29, 2016, we had $400,000 of outstanding borrowings under the Revolving Credit Facility and we had $11,195 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At January 29, 2016, we had $338,805 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $36,797 for the first six months of 2016 as compared to $37,647 for the same period in the prior year.  Our capital expenditures consisted primarily of capital expenditures for maintenance programs and costs of new store locations.  We estimate that our capital expenditures during 2016 will be between $90,000 to $100,000.  This estimate includes the acquisition of sites and construction costs of five or six new stores that are expected to open during 2016, as well as for acquisition and construction costs for store locations to be opened in 2017, capital expenditures for maintenance programs and technology and operations improvements.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

Dividends, Share Repurchases and Share-Based Compensation Awards

The Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  Under the Revolving Credit Facility, provided there is no default existing and the total of our availability under the Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “cash availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if, at the time the dividend or the repurchase is made, our consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends cash availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

During the first six months of 2016, we paid regular dividends of $2.20 per share and a special dividend of $3.00 per share, or an aggregate of $125,052.  During the second quarter of 2016, we declared a dividend of $1.10 per share that was paid on February 5, 2016 to shareholders of record on January 15, 2016.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2016.  During the first six months of 2016, we repurchased 100,000 shares of our common stock in the open market at an aggregate cost of $14,653.  All of these repurchases were made in the first quarter of 2016.

During the first six months of 2016, we issued 63,493 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net use of cash of $5,343.

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

We had positive working capital of $38,705 at January 29, 2016 versus positive working capital of $11,213 at July 31, 2015.  Working capital increased from July 31, 2015 primarily because of the payment of the special dividend of $3.00 per share of our common stock and the timing of payments for accounts payable partially offset by the decrease in cash.

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

Index
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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2016, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Index
Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first six months of 2016 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgments regarding inventory aging and future promotional activities.  Cost of goods sold includes an estimate of shrinkage that is adjusted upon physical inventory counts.  Annual physical inventory counts are conducted throughout the third quarter based upon a cyclical inventory schedule.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis.

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2016 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

Tax Provision

We must make estimates of certain items that comprise our income tax provision.  These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on employee tip income, Work Opportunity Tax Credit, as well as estimates related to certain depreciation and capitalization policies.  Our estimates are made based on current tax laws, the best available information at the time of the provision and historical experience.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first six months of 2016 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 29, 2016, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 29, 2016 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 23, 2016	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date: February 23, 2016	By:	/s/Jeffrey M. Wilson
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