Form 10-Q
period 2016-04-29
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2016-06-01
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 29, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number: 001‑25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62‑0812904 (I.R.S. Employer Identification Number)

305 Hartmann Drive Lebanon, Tennessee (Address of principal executive offices)	37087-4779 (Zip code)

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

23,941,998 Shares of Common Stock
Outstanding as of May 20, 2016

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended April 29, 2016

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)
ASSETS	April 29, 2016	July 31, 2015*
Current Assets:
Cash and cash equivalents	$176,692	$265,455
Accounts receivable	18,667	18,050
Income taxes receivable	10,033	--
Inventories	145,882	153,058
Prepaid expenses and other current assets	15,874	14,167
Deferred income taxes	5,636	6,094
Total current assets	372,784	456,824
Property and equipment	1,982,155	1,931,060
Less: Accumulated depreciation and amortization of capital leases	921,642	878,424
Property and equipment – net	1,060,513	1,052,636
Other assets	62,656	66,748
Total assets	$1,495,953	$1,576,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,011	$133,117
Dividend payable	27,782	98,796
Current interest rate swap liability	11	1,117
Other current liabilities	200,377	212,581
Total current liabilities	316,181	445,611
Long-term debt	400,000	400,000
Long-term interest rate swap liability	17,559	8,704
Other long-term obligations	128,007	133,594
Deferred income taxes	53,773	50,031

Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,941,998 shares issued and outstanding at April 29, 2016, and 23,975,755 shares issued and outstanding at July 31, 2015	240	240
Additional paid-in capital	47,088	56,066
Accumulated other comprehensive loss	(10,850)	(3,725)
Retained earnings	543,955	485,687
Total shareholders’ equity	580,433	538,268
Total liabilities and shareholders’ equity	$1,495,953	$1,576,208

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 31, 2015, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015

Total revenue	$700,136	$683,705	$2,166,767	$2,123,099

Cost of goods sold (exclusive of depreciation and rent)	212,382	216,142	700,287	700,592
Labor and other related expenses	249,324	246,805	745,581	740,806
Other store operating expenses	135,011	126,711	411,821	390,609
Store operating income	103,419	94,047	309,078	291,092
General and administrative expenses	36,391	38,570	106,217	108,952
Operating income	67,028	55,477	202,861	182,140
Interest expense	3,436	4,030	10,549	13,138
Income before income taxes	63,592	51,447	192,312	169,002
Provision for income taxes	14,423	16,130	54,036	52,498
Net income	$49,169	$35,317	$138,276	$116,504

Net income per share:
Basic	$2.05	$1.48	$5.77	$4.87
Diluted	$2.04	$1.47	$5.75	$4.85

Weighted average shares:
Basic	23,941,188	23,937,844	23,945,184	23,904,945
Diluted	24,073,778	24,066,061	24,064,624	24,033,296

Dividends declared per share	$1.10	$1.00	$3.30	$3.00

Dividends paid per share	$1.10	$1.00	$6.30	$3.00

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Nine Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015

Net income	$49,169	$35,317	$138,276	$116,504

Other comprehensive (loss) income before income tax (benefit) expense:
Change in fair value of interest rate swaps	(1,578)	8,035	(11,508)	1,148
Income tax (benefit) expense	(603)	3,098	(4,383)	442
Other comprehensive (loss) income, net of tax	(975)	4,937	(7,125)	706
Comprehensive income	$48,194	$40,254	$131,151	$117,210

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	April 29, 2016	May 1, 2015
Cash flows from operating activities:
Net income	$138,276	$116,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,481	53,928
Loss on disposition of property and equipment	3,812	5,413
Share-based compensation	8,893	10,795
Excess tax benefit from share-based compensation	(2,063)	(3,224)
Changes in assets and liabilities:
Inventories	7,176	29,021
Other current assets	(10,294)	(7,055)
Accounts payable	(45,106)	(9,150)
Other current liabilities	(11,841)	9,661
Other long-term assets and liabilities	3,024	10,787
Net cash provided by operating activities	149,358	216,680

Cash flows from investing activities:
Purchase of property and equipment	(69,994)	(60,239)
Proceeds from insurance recoveries of property and equipment	490	184
Proceeds from sale of property and equipment	639	1,563
Net cash used in investing activities	(68,865)	(58,492)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	406,250
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(5,281)	(3,432)
Principal payments under long-term debt and other long-term obligations	--	(406,250)
Purchases and retirement of common stock	(14,653)	--
Deferred financing costs	--	(3,537)
Dividends on common stock	(151,385)	(71,750)
Excess tax benefit from share-based compensation	2,063	3,224
Net cash used in financing activities	(169,256)	(75,495)

Net (decrease) increase in cash and cash equivalents	(88,763)	82,693
Cash and cash equivalents, beginning of period	265,455	119,361
Cash and cash equivalents, end of period	$176,692	$202,054

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,598	$11,682
Income taxes	$58,684	$46,374

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$3,838	$3,842
Change in fair value of interest rate swaps	$(11,508)	$1,148
Change in deferred tax asset for interest rate swaps	$4,383	$(442)
Dividends declared but not yet paid	$28,289	$24,610

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

The condensed consolidated balance sheets at April 29, 2016 and July 31, 2015 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and nine months ended April 29, 2016 and May 1, 2015, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued accounting guidance which clarifies the principles for recognizing revenue and provides a comprehensive model for revenue recognition.  Revenue recognition should depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.  This accounting guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years.  Early application is not permitted.  A company may apply this accounting guidance either retrospectively or by using the cumulative effect transition method.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2018.

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

Leases

In February 2016, the FASB issued accounting guidance which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  The accounting guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years on a modified retrospective basis.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2020.

Recognition of Breakage for Certain Prepaid Stored-Value Products

In March 2016, in order to address diversity in practice related to the derecognition of a prepaid stored-value product liability, the FASB issued accounting guidance requiring breakage for prepaid stored-value product liabilities to be accounted for consistent with the breakage guidance in the revenue recognition standard (see “Revenue Recognition” above). This accounting guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.  This accounting guidance may be applied either on a modified retrospective basis or on a retrospective basis.  Early application is permitted.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2019.

Share-Based Payments

In March 2016, the FASB issued accounting guidance in order to simplify certain aspects of the accounting and presentation of share-based payments, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This accounting guidance is effective for fiscal periods beginning after December 15, 2016, and interim periods within those years.  This guidance may be applied either on a prospective basis, retrospective basis or a modified retrospective basis depending on the specific accounting topic covered in the accounting guidance.  Early adoption is permitted. The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2018.

Index
2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at April 29, 2016 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$102,084	$--	$--	$102,084
Interest rate swap asset (see Note 5)	--	--	--	--
Deferred compensation plan assets**	27,039	--	--	27,039
Total assets at fair value	$129,123	$--	$--	$129,123

Interest rate swap liability (see Note 5)	$--	$17,570	$--	$17,570
Total liabilities at fair value	$--	$17,570	$--	$17,570

The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$191,084	$--	$--	$191,084
Interest rate swap asset (see Note 5)	--	3,759	--	3,759
Deferred compensation plan assets**	26,947	--	--	26,947
Total assets at fair value	$218,031	$3,759	$--	$221,790

Interest rate swap liability (see Note 5)	$--	$9,821	$--	$9,821
Total liabilities at fair value	$--	$9,821	$--	$9,821

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at April 29, 2016 and July 31, 2015.

3.	Inventories

Inventories were comprised of the following at:

	April 29, 2016	July 31, 2015
Retail	$107,555	$115,777
Restaurant	22,630	22,212
Supplies	15,697	15,069
Total	$145,882	$153,058

Index
4.	Debt

The Company has a $750,000 revolving credit facility (the “Revolving Credit Facility”), which expires on January 8, 2020.  At both April 29, 2016 and July 31, 2015, the Company had $400,000 of outstanding borrowings under the Revolving Credit Facility.  At April 29, 2016, the Company had $11,195 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 11 for more information on the Company’s standby letters of credit).  At April 29, 2016, the Company had $338,805 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Revolving Credit Facility.  As of April 29, 2016, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 2.96% (see Note 5 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At April 29, 2016, the Company was in compliance with all debt covenants.

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

5.	Derivative Instruments and Hedging Activities

The Company has interest rate risk relative to its outstanding borrowings (see Note 4 for information on the Company’s outstanding borrowings).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost-efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at April 29, 2016 was 1.25%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

Index
A summary of the Company’s interest rate swaps at April 29, 2016 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of April 29, 2016 and July 31, 2015 were as follows:

(See Note 2)	Balance Sheet Location	April 29, 2016	July 31, 2015
Interest rate swaps	Other assets	$--	$3,759

Interest rate swaps	Current interest rate swap liability	$11	$1,117
Interest rate swaps	Long-term interest rate swap liability	17,559	8,704
	Total	$17,570	$9,821

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at April 29, 2016 and July 31, 2015:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	April 29, 2016	July 31, 2015	April 29, 2016	July 31, 2015	April 29, 2016	July 31, 2015
Interest rate swaps	$--	$3,878	$--	$(119)	$--	$3,759

Index
The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at April 29, 2016 and July 31, 2015:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	April 29, 2016	July 31, 2015	April 29, 2016	July 31, 2015	April 29, 2016	July 31, 2015
Interest rate swaps	$17,570	$9,821	$--	$--	$17,570	$9,821

The estimated fair value of the Company’s interest rate swap assets and liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at April 29, 2016 and July 31, 2015 resulted in reductions of $831 and $209, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of April 29, 2016, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $3,475.  Cash flows related to the interest rate swap are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the nine months ended April 29, 2016 and the year ended July 31, 2015:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Nine Months Ended April 29, 2016	Year Ended July 31, 2015
Cash flow hedges:
Interest rate swaps	$11,508	$1,641

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and nine-month periods ended April 29, 2016 and May 1, 2015:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Cash flow hedges:
Interest rate swaps	Interest expense	$1,409	$2,040	$4,301	$6,055

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the nine-month periods ended April 29, 2016 and May 1, 2015.

6.	Shareholders’ Equity

During the nine months ended April 29, 2016, the Company issued 66,243 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net reduction to shareholders’ equity of $5,281.

During the nine months ended April 29, 2016, the Company repurchased 100,000 shares of its common stock in the open market at an aggregate cost of $14,653.

During the nine months ended April 29, 2016, total share-based compensation expense was $8,893.  The excess tax benefit realized upon exercise of share-based compensation awards was $2,063.

During the nine months ended April 29, 2016, the Company paid regular dividends of $3.30 per share of its common stock and a special dividend of $3.00 per share of its common stock and declared a regular dividend of $1.10 per share of its common stock that was paid on May 5, 2016 to shareholders of record on April 15, 2016.

Index
The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the nine months ended April 29, 2016 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at July 31, 2015	$(3,725)
Other comprehensive loss before reclassifications	(4,469)
Amounts reclassified from AOCL	(2,656)
Other comprehensive loss, net of tax	(7,125)
AOCL balance at April 29, 2016	$(10,850)

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and nine months ended April 29, 2016:

	Amount Reclassified from AOCL		Affected Line Item in the
	Quarter Ended	Nine Months Ended	Condensed Consolidated Financial Statements
Loss on cash flow hedges:
Interest rate swaps	$(1,409)	$(4,301)	Interest expense
Tax benefit	539	1,645	Provision for income taxes
	$(870)	$(2,656)	Net of tax

7.	Seasonality

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

	Quarter Ended		Nine Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Revenue:
Restaurant	$570,477	$557,098	$1,713,674	$1,681,363
Retail	129,659	126,607	453,093	441,736
Total revenue	$700,136	$683,705	$2,166,767	$2,123,099

Index
9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Nonvested stock awards	$3,161	$3,670	$6,573	$8,652
Performance-based market stock units (“MSU Grants”)	777	795	2,320	2,143
	$3,938	$4,465	$8,893	$10,795

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Net income per share numerator	$49,169	$35,317	$138,276	$116,504

Net income per share denominator:
Weighted average shares	23,941,188	23,937,844	23,945,184	23,904,945
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	132,590	128,217	119,440	128,351
Diluted weighted average shares	24,073,778	24,066,061	24,064,624	24,033,296

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of April 29, 2016, the Company had $11,195 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At April 29, 2016, the Company is secondarily liable for lease payments associated with one property.  The Company is not aware of any non-performance under this lease arrangement that would result in the Company having to perform in accordance with the terms of this guarantee; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangement.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of April 29, 2016.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At April 29, 2016, we operated 635 Cracker Barrel stores in 42 states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

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

Index
Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength for the remainder of 2016 to grow guest sales and profits.  Our long-term strategy includes the following:

●	Enhancing the core business by increasing our brand’s relevance to customers in order to drive guest traffic and sales in both restaurant and retail, implementing geographic pricing tiers to optimize average check and re-engineering store processes to increase operating margin;

●	Expanding the footprint through continued use of our proven site selection tools, introducing a new and more efficient building and equipment prototype and continuing our selective entry into new markets; and

●	Extending the brand by building on the initial success of our licensing business, leveraging our brand strengths into a new fast casual concept, and growing our retail business into an omni-channel business.

Our four priorities for 2016 are to:

●	Drive traffic and sales through advertising, menu strategies and targeted marketing programs;

●	Apply technology and process improvements to enhance the overall guest experience;

●	Implement cost savings initiatives to further drive store operating margins; and

●	Invest in long-term growth through new unit expansion and the development of a fast casual concept.

We remain committed to our focus on these business priorities for 2016.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and nine-month period ended April 29, 2016 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.3	31.6	32.3	33.0
Labor and other related expenses	35.6	36.1	34.4	34.9
Other store operating expenses	19.3	18.5	19.0	18.4
Store operating income	14.8	13.8	14.3	13.7
General and administrative expenses	5.2	5.7	4.9	5.1
Operating income	9.6	8.1	9.4	8.6
Interest expense	0.5	0.6	0.5	0.6
Income before income taxes	9.1	7.5	8.9	8.0
Provision for income taxes	2.1	2.3	2.5	2.5
Net income	7.0%	5.2%	6.4%	5.5%

Index
The following table sets forth the number of stores in operation at the beginning and end of the quarters and nine-month periods ended April 29, 2016 and May 1, 2015, respectively:

	Quarter Ended		Nine Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Open at beginning of period	635	634	637	631
Opened during the period	--	--	--	3
Closed during the period	--	--	(2)	--
Open at end of the period	635	634	635	634

Total Revenue

Total revenue for the third quarter and first nine months of 2016 increased 2.4% and 2.1%, respectively, compared to the same periods in the prior year.

The following table highlights the key components of revenue for the quarter and nine-month period ended April 29, 2016 as compared to the quarter and nine-month period ended May 1, 2015:

	Quarter Ended		Nine Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Revenue in dollars:
Restaurant	$570,477	$557,098	$1,713,674	$1,681,363
Retail	129,659	126,607	453,093	441,736
Total revenue	$700,136	$683,705	$2,166,767	$2,123,099
Total revenue by percentage relationships:
Restaurant	81.5%	81.5%	79.1%	79.2%
Retail	18.5%	18.5%	20.9%	20.8%
Average unit volumes(1):
Restaurant	$898.4	$878.7	$2,696.4	$2,654.1
Retail	204.2	199.7	712.9	697.3
Total revenue	$1,102.6	$1,078.4	$3,409.3	$3,351.4
Comparable store sales increase:
Restaurant	2.3%	5.2%	1.8%	5.5%
Retail	2.2%	4.5%	2.5%	4.5%
Restaurant and retail	2.3%	5.1%	1.9%	5.3%

(1)Average unit volumes include sales of all stores.

For the third quarter of 2016, our comparable store restaurant sales increase consisted of a 2.9% average check increase (including a 2.8% average menu price increase) partially offset by a 0.6% guest traffic decrease.  For the third quarter of 2016, our comparable store retail sales increase resulted primarily from strong performance in media merchandise and food and convenience categories.

For the first nine months of 2016, our comparable store restaurant sales increase consisted of a 3.1% average check increase (including a 2.8% average menu price increase) partially offset by a 1.3% guest traffic decrease.  For the first nine months of 2016, our comparable store retail sales increase resulted primarily from strong performance in apparel and accessories merchandise, food and convenience merchandise and media merchandise categories.

Restaurant and retail sales from newly opened stores accounted for the remainder of the total revenue increases in the third quarter and first nine months of 2016 as compared to the same periods in the prior year.

Index
Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the third quarter and first nine months of 2016 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Cost of Goods Sold in dollars:
Restaurant	$149,484	$153,351	$469,050	$470,511
Retail	62,898	62,791	231,237	230,081
Total Cost of Goods Sold	$212,382	$216,142	$700,287	$700,592
Cost of Goods Sold by percentage of revenue:
Restaurant	26.2%	27.5%	27.4%	28.0%
Retail	48.5%	49.6%	51.0%	52.1%

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter of 2016 as compared to the same period in the prior year was primarily due to commodity deflation, our menu price increase referenced above and lower food waste, partially offset by higher cost menu items.  Commodity deflation was 1.6% in the third quarter of 2016.  Lower food waste accounted for a decrease of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the third quarter of 2016 as compared to the same period in the prior year.  Higher cost menu items accounted for an increase of 0.3% in restaurant cost of goods sold as a percentage of restaurant revenue for the third quarter of 2016 as compared to the same period in the prior year.

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the first nine months of 2016 as compared to the same period in the prior year was primarily due to our menu price increase for the first nine months of 2016 referenced above.

We presently expect the rate of commodity inflation to be approximately flat for 2016.

The decrease in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2016 as compared to the prior year quarter resulted primarily from higher initial margin, a reduction in the provision for obsolete inventory, higher retail credits and lower freight expense partially offset by higher markdowns and damages.

Third Quarter (Decrease) Increase as a Percentage of Retail Revenue
Higher initial margin	(1.2%)
Provision for obsolete inventory	(0.2%)
Retail credits	(0.2%)
Freight expense	(0.2%)
Markdowns and damages	0.6%

The decrease in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2016 as compared to the same period in the prior year resulted primarily from higher initial margin and lower freight expense.

First Nine Months (Decrease) as a Percentage of Retail Revenue
Higher initial margin	(0.9%)
Freight expense	(0.1%)

Index
Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 35.6% in the third quarter of 2016 as compared to 36.1% in the third quarter of 2015.   This percentage change resulted primarily from the following:

Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Store bonus expense	(0.2%)
Payroll tax expense	(0.2%)
Store management compensation	(0.1%)
Store hourly labor	0.1%

Labor and related expenses as a percentage of total revenue decreased to 34.4% in the first nine months of 2016 as compared to 34.9% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Nine Months (Decrease) as a Percentage of Total Revenue
Store bonus expense	(0.3%)
Payroll tax expense	(0.1%)

Lower store bonus expense as a percentage of total revenue for the third quarter and first nine months of 2016 as compared to the same periods in the prior year resulted from lower performance against financial objectives in 2016 as compared to the prior year.

The decreases in payroll tax expense as a percentage of total revenue for the third quarter and first nine months of 2016 as compared to the same periods in the prior year resulted primarily from lower unemployment tax rates.

The decrease in store management compensation expense as a percentage of total revenue for the third quarter of 2016 as compared to the same period in the prior year resulted primarily from lower staffing levels in the third quarter of 2016 as compared to the same period in 2015.

The increase in store hourly labor costs as a percentage of total revenue for the third quarter of 2016 as compared to the same period in the prior year resulted primarily from increases in hourly wage inflation and lower productivity.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

Other store operating expenses as a percentage of total revenue increased to 19.3% in the third quarter of 2016 as compared to 18.5% in the third quarter of 2015.  This percentage change resulted primarily from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Advertising expense	0.6%
Maintenance expense	0.2%
Supplies expense	0.1%
Utilities expense	(0.3%)

Index
Other store operating expenses as a percentage of total revenue increased to 19.0% in the first nine months of 2016 as compared to 18.4% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Nine Months Increase (Decrease) as a Percentage of Total Revenue
Advertising expense	0.3%
Maintenance expense	0.3%
Bi-annual manager conference and training event expense	0.1%
Utilities expense	(0.2%)

The increases in advertising expense as a percentage of total revenue for the third quarter and the first nine months of 2016 as compared to the same periods in the prior year resulted primarily from an increased spending in local marketing and the timing of new television advertising which is consistent with our previously announced intent to increase our advertising spending in 2016.

The increases in maintenance expense as a percentage of total revenue for the third quarter and the first nine months of 2016 as compared to the same periods in the prior year resulted primarily from expenses associated with the preventive maintenance and related repair of certain building components and kitchen equipment.

The increase in supplies expense as a percentage of total revenue for the third quarter of 2016 as compared to the same period in the prior year resulted primarily from a higher volume of purchases in certain categories.

In the first quarter of 2016, we held a bi-annual manager conference and training event which was attended by our store operations management team.  We did not hold a manager’s conference and training event in 2015 and we expect to hold our next conference and training event in the first quarter of 2018.

The decrease in utilities expense as a percentage of total revenue for the third quarter and first nine months of 2016 as compared to the same periods in the prior year resulted primarily from lower natural gas prices and usage and lower electricity costs.  Lower electricity costs resulted primarily from our LED lighting installation initiative.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 5.2% in the third quarter of 2016 as compared to 5.7% in the same period in the prior year.  This percentage change resulted primarily from lower incentive compensation expense.

General and administrative expenses as a percentage of total revenue decreased to 4.9% in the first nine months of 2016 as compared to 5.1% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Nine Months (Decrease) Increase as a Percentage of Total Revenue
Incentive compensation expense	(0.4%)
Payroll and related expenses	0.1%

Lower incentive compensation expense in the third quarter and first nine months of 2016 as compared to the same periods in the prior year resulted primarily from lower performance against financial objectives as compared to the prior year.  Lower incentive compensation expense in the third quarter of 2016 as compared to the same period in the prior year was partially offset by higher payroll expenses.

Index
Interest Expense

Interest expense for the third quarter of 2016 was $3,436 as compared to $4,030 in the third quarter of 2015.  Interest expense for the first nine months of 2016 was $10,549 as compared to $13,138 in the same period in the prior year.  The decrease in interest expense for the third quarter of 2016 as compared to the same period in the prior year resulted primarily from lower weighted average interest rates.  The decrease in interest expense for the first nine months of 2016 as compared to the same period in the prior year resulted primarily from lower weighted average interest rates and the non-recurrence of a $412 write-off of deferred financing costs related to our debt refinancing in the prior year.  The lower weighted average interest rates were due to a reduction in our credit spread by 0.25% as a result of our debt refinancing and lower fixed rates on our interest rate swaps due to the expiration of certain interest rate swaps and the effectiveness of lower-cost interest rate swaps.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 22.7% and 31.4% in the third quarters of 2016 and 2015, respectively.  The effective tax rate was 28.1% and 31.1% in the first nine months of 2016 and 2015, respectively.  The decreases in the effective tax rate from the third quarter and first nine months of 2015 to the third quarter and first nine months of 2016 resulted primarily from the recognition of tax reserve positions taken in prior years due to uncertain outcome.  Excluding the impact of the recognition of these tax positions, the effective tax rate would be 31.0% for the third quarter of 2016 and 30.9% for the first nine months of 2016.

We presently expect our effective tax rate for 2016 to be approximately 29.0%.  Excluding the impact of the recognition of prior tax positions, we expect our rate for 2016 to be approximately 31.0%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $750,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 31, 2015, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first nine months of 2016.

We believe that cash on hand at April 29, 2016, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $149,358 for the first nine months of 2016, which represented a decrease from the $216,680 net cash provided during the first nine months of 2015.  This decrease primarily reflected the timing of payments for accounts payable, higher retail inventory levels and higher bonus payments made in 2016 as a result of the prior year’s performance.

Borrowing Capacity and Debt Covenants

At April 29, 2016, we had $400,000 of outstanding borrowings under the Revolving Credit Facility and we had $11,195 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At April 29, 2016, we had $338,805 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Index
Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $69,504 for the first nine months of 2016 as compared to $60,055 for the same period in the prior year.  Our capital expenditures consisted primarily of capital expenditures for maintenance programs and costs of new store locations.  The increase in capital expenditures from the first nine months of 2015 to the first nine months of 2016 was primarily due to higher spending for maintenance programs and an increase in the number of new locations acquired and under construction as compared to the prior year.  We estimate that our capital expenditures during 2016 will be between $100,000 to $110,000.  This estimate includes the acquisition of sites and construction costs of five new stores that are expected to open during 2016, as well as for acquisition and construction costs for store locations to be opened in 2017, capital expenditures for maintenance programs and technology and operations improvements.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

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

During the first nine months of 2016, we paid regular dividends of $3.30 per share and a special dividend of $3.00 per share, or an aggregate of $151,385.  During the third quarter of 2016, we declared a dividend of $1.10 per share that was paid on May 5, 2016 to shareholders of record on April 15, 2016.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2016.  During the first nine months of 2016, we repurchased 100,000 shares of our common stock in the open market at an aggregate cost of $14,653.  All of these repurchases were made in the first quarter of 2016.

During the first nine months of 2016, we issued 66,243 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net use of cash of $5,281.

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

We had positive working capital of $56,603 at April 29, 2016 versus positive working capital of $11,213 at July 31, 2015.  Working capital increased from July 31, 2015 primarily because of the payment of the special dividend of $3.00 per share of our common stock, the timing of payments for accounts payable and lower incentive compensation accruals based on lower performance against financial objectives in 2016 partially offset by the decrease in cash.

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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2016, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first nine months of 2016 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2016 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Index
Generally, the fair value of each nonvested stock award that does not accrue dividends is equal to the market price of our common stock at the date of grant reduced by the present value of expected dividends to be paid prior to the vesting period, discounted using an appropriate risk-free interest rate.  Other nonvested stock awards accrue dividends and their fair value is equal to the market price of our common stock at the date of grant.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first nine months of 2016 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of April 29, 2016, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 29, 2016 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: June 1, 2016	By:	/s/Lawrence E. Hyatt
Lawrence E. Hyatt, Senior Vice President and
Chief Financial Officer

Date: June 1, 2016	By:	/s/Jeffrey M. Wilson
Jeffrey M. Wilson, Vice President, Corporate Controller and
Principal Accounting Officer

Index
INDEX TO EXHIBITS

Exhibit

10.1	Change in Control and Severance Agreement with Jill Golder, dated April 28, 2016† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

†Denotes management contract or compensatory plan, contract or arrangement.