Form 10-K
period 2016-07-29
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2016-09-26
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 29, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to ______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 29, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,109,756,667.

As of September 19, 2016, there were 24,028,896 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10‑K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 17, 2016
(the “2016 Proxy Statement”)

INTRODUCTION

General

This report contains references to years 2016, 2015 and 2014, which represent our fiscal years ended July 29, 2016, July 31, 2015 and August 1, 2014, respectively.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

Forward-Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference, may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that Cracker Barrel Old Country Store, Inc. (the “Company”) expects will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such forward-looking statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of this report below, as well as the factors described under “Critical Accounting Estimates” in Part II, Item 7 of this report below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

OPERATIONS

Cracker Barrel Old Country Store

As of September 19, 2016, we operated 640 Cracker Barrel stores in 43 states.  None of our stores are franchised.  Our stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite. We pride ourselves on our consistent quality, value and friendly service.  The dedication and commitment of our operating teams continues to be broadly recognized by consumers.  Nation’s Restaurant News 2016 Consumer Picks survey named Cracker Barrel Old Country Store® the Best Family-Dining Restaurant in America.  Furthermore, Cracker Barrel was recognized in 2016 as the winner among full service restaurants in the Value Through Service category by Technomic, Inc., a leading consulting and research firm serving the food industry.  We believe these recognitions reaffirm the affinity guests have for our brand, as each of these awards represents the voice and votes of consumers.

Store Format: The format of our stores consists of a trademarked rustic old country-store design offering a full-service restaurant menu that features home-style country food and a wide variety of decorative and functional items such as rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods.  All stores are freestanding buildings.  Store interiors are subdivided into a dining room occupying approximately 27% of the total interior store space, a gift shop occupying approximately 23% of such space and the balance primarily consisting of kitchen, storage and training areas.  Our stores have stone fireplaces and are decorated with antique‑style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests while waiting for a table in our dining room or after enjoying a meal and are sold by the gift shop.  The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

Products:  Our restaurants, which generated approximately 80% of our total revenue in 2016, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Except for Christmas Day, when they are closed, and Christmas Eve, when they close at 2:00 p.m., our restaurants serve breakfast, lunch and dinner daily between the hours of 6:00 a.m. and 10:00 p.m. (closing at 11:00 p.m. on Fridays and Saturdays).  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, fruit and yogurt parfaits, pork and turkey bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, a variety of salads, sandwiches, soups, fresh side items and specialty items such as pinto beans and turnip greens.  We also offer lower calorie breakfast, lunch and dinner items, which are full of flavor but with fewer calories.  Additionally, we may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions.  Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée.  There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest during 2016 was $10.63, which represents a 3.5% increase over the prior year.  We served an average of approximately 6,600 restaurant guests per week in a typical store in 2016.

The following table highlights the price ranges for our meals in 2016:

Prices Range
Breakfast	$3.39 to $11.89
Lunch and Dinner	$4.39 to $16.69

The following table highlights each day-part’s percentage of restaurant sales in 2016:

Percentage of Restaurant Sales in 2016
Breakfast Day-Part (until 11:00 a.m.)	24%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	39%
Dinner Day-Part (4:00 p.m. to close)	37%

We also offer items for sale in our gift shops that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes. Our gift shops, which generated approximately 20% of our total revenue in 2016, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CDs, cookware, a book-on-audio sale-and-exchange program and various other gift items, as well as various candies, preserves and other food items.

The following table highlights the five categories which accounted for the largest shares of our retail sales in 2016:

Percentage of Retail Sales in 2016
Apparel and Accessories	31%
Food	18%
Décor	13%
Toys	12%
Bed and Bath	9%

Our typical gift shop features approximately 4,200 stock keeping units.  A selection of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $441 per square foot in 2016) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

We also sell certain licensed food products under the “CB Old Country Store” brand name in the grocery store and retail channels.  These licensed food products currently include ham, premium bacon, deli meat, jerky, summer sausage, baking mix and gravy mix.

Product Development and Merchandising:  We maintain a product development department, which develops new and improved menu items either in response to shifts in customer preferences or to create customer interest.  We use a formal development and testing process, which includes guest research and in-store market tests to ensure products brought to market have a greater likelihood of meeting our goals.  Menu-driven growth is built through three areas:  enhancements to our current core menu offerings, the addition of new core menu offerings and limited time offer promotions we call seasonal events.  Our merchandising department selects and develops products for our gift shop.  We are focused on driving retail sales by converting those customers who come to us for a restaurant visit.  Our assortment includes core and seasonal themes.  Our seasonal themes are designed to create interest and excitement in our stores by providing our guests with additional choices.   Our licensees develop new licensed food products under our direction for consideration and approval.  We intend to add additional licensees and licensed food products in the future.

Store Management and Quality Controls: At each store, our store management typically consists of one general manager, four associate managers and one retail manager.  Our store management is responsible for an average of 105 employees operating two shifts.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate store managers to improve sales and operational performance, we maintain bonus plans designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plans also reward managers who achieve specific operational targets.  Each store is assigned to both a restaurant and a retail district manager.  We employ ninety-two restaurant district managers and ten restaurant regional vice presidents.  Each restaurant district manager oversees seven to nine stores and each restaurant regional vice president oversees eight to ten district managers.  Each restaurant district manager is assigned to a restaurant regional vice president.  We also employ fifty-two retail district managers, two retail regional directors and four retail regional vice presidents.  Each retail district manager oversees ten to fifteen retail stores.  Each retail director oversees four district managers.  Each retail regional vice president oversees eight to thirteen retail district managers.  Two of the retail regional vice presidents each oversee one of the two regional directors.  The various levels of restaurant and retail management work closely together to allow our stores to deliver a unique, integrated employee and guest experience.

To ensure that individual stores are operated at a high level of quality, we focus significant attention on the selection and training of store managers.  The store management recruiting and training program begins with an evaluation and screening process.  In addition to multiple interviews and verification of background and experience, we conduct assessments designed to identify those applicants most likely to be best suited to manage store operations. Candidates who successfully pass this screening process are then required to complete a training program.  The restaurant manager training program consists of three weeks of training at our home office and five weeks of in-store training.  The retail manager training program consists of two weeks of training at our home office and three weeks of in-store training.  We believe that our training programs develop managers who can effectively deliver a great employee and guest experience through the leadership and execution of our operating systems.  These programs allow new managers the opportunity to become familiar with our operations, culture, management objectives, controls and evaluation criteria before assuming management responsibility.  We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including a mix of hands-on, traditional classroom, written and cloud-based training.  Each store is equipped with dedicated training computers and cloud-based proprietary eLearning instruction programs.  Additionally, each store typically has an employee training coordinator who oversees the training of the store’s hourly employees.

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases.  We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendalville, Indiana; and Ft. Mill, South Carolina.  We purchase the majority of our food products and restaurant supplies on a cost‑plus basis through this unaffiliated distributor.  The distributor is responsible for placing food orders, warehousing and delivering food products to our stores.  Deliveries are generally made once per week to individual stores.  Produce is purchased through a national program and is delivered three times a week through a network of approximately fifty independent produce suppliers.  Fluid dairy is delivered three times a week through approximately fifty regional dairies, the majority of which are under the ownership of two separate companies.

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2016:

Percentage of Food Purchases in 2016
Beef	15%
Dairy (including eggs)	13%
Fruits and vegetables	12%
Pork	11%
Poultry	11%

Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2016 was bacon at approximately 4% of total food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors.  Eggs are purchased through four vendors.  We purchase our pork through six vendors and we purchase our beef and poultry each through nine vendors.  Should any food items from a particular vendor become unavailable, we generally believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 80% in 2016) directly from domestic and international vendors and warehouse, or crossdock, such items at our retail distribution center in Lebanon, Tennessee, which we lease.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to individual stores.  Approximately one-third of our 2016 retail items were purchased directly from vendors in the People’s Republic of China and, in 2014, we began making retail purchases from vendors in India, Thailand, the Philippines and Vietnam.  We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

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

Marketing: We employ multiple mediums to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests. In 2016, we had over 1,700 billboards and this expenditure accounted for 37% of our total advertising spend.  Outdoor advertising is also expected to represent approximately 34% of advertising expenditures in 2017.  We believe we are among the top billboard advertisers in the restaurant industry.  Our use of non-billboard media has increased in recent years as we look to build market awareness for local occasions.  This increased support has used broadcast television, national cable and digital support.  In 2016, we ran media in each quarter.  We continue to increase our efforts in the digital space to drive preference and engagement with the brand.  We now have properties on multiple social media sites, including a customer relationship management program, an e-commerce platform and our brand site.  Our exclusive music program drives awareness for the brand and builds cultural relevance and affinity with our guests.  We continue to have multiple releases each year with specific promotional support for each release.  In 2017, we plan to spend approximately 2.9% of our revenues on advertising compared to 2.7% of revenues in 2016.

Store Development:  We opened four new stores and closed two stores in 2016. We plan to open seven or eight new stores during 2017.  As of September 19, 2016, approximately 83% of our stores are located along interstate highways.  Our remaining stores are located off-interstate or near tourist destinations.  We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and by locating in certain local markets where our guests live and work, including locations outside of our existing core markets and in states where we currently do not operate.

Of the 640 stores open as of September 19, 2016, we own the land and buildings for 416, while the other 224 properties are either ground leases or ground and building leases.  Building, site improvement, furniture, equipment and related development costs for stores opened during 2016 averaged $3,587.  Pre-opening costs averaged $494 per store in 2016.

Our current store prototype is approximately 9,000 square feet, including approximately 2,100 square feet of retail selling space, and has dining room seating for 180 guests.  Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

Holler & Dash

In 2016, the Company launched its new fast casual concept, Holler & Dash Biscuit HouseTM. The concept offers biscuit-inspired entrées and a unique portfolio of alcoholic and non-alcoholic beverage options. At both July 29, 2016 and September 19, 2016, two Holler & Dash locations were open - both leased properties in Alabama. The new concept is a smaller footprint and has operating hours limited to the breakfast and lunch day parts.

EMPLOYEES

As of July 29, 2016, we employed approximately 73,000 people, of whom 501 were in advisory and supervisory capacities, 3,733 were in-store management positions and 37 were officers.  Many store personnel are employed on a part‑time basis.  None of our employees is represented by any union, and management considers its employee relations to be good.

COMPETITION

The restaurant and retail industries are intensely competitive with respect to the type and quality of food, retail merchandise, price, service, location, personnel, concept, attractiveness of facilities and effectiveness of advertising and marketing.  We compete with a significant number of national and regional restaurant and retail chains, some of which have greater resources than us, as well as locally owned restaurants and retail stores.  We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section; fast casual restaurants; quick-service restaurants; and highly promotional casual and family dining restaurants.  We expect competition to continue in all of these areas, which could cause consumers to choose less expensive alternatives. The restaurant and retail businesses are also often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic and weather patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.  In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant and retail industries in general and our stores in particular.  We believe we compete effectively and have successfully differentiated ourselves from many of our competitors in the restaurant and retail industries through a unique brand and guest experience, which offers a diversified full service menu and a large variety of nostalgic and unique retail items.  For further information regarding competition, see Item 1A. Risk Factors.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular will remain static in 2017, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

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

We are subject to the general risks of inflation, and our operating profit margins and results of operations depend significantly on our ability to anticipate and react to changes in the price, quality and availability of food and other commodities, ingredients, retail merchandise, utilities and other related costs over which we have limited control.  Fluctuations in economic conditions, weather, demand and other factors affect the availability, quality and cost of the ingredients and products that we buy.  Some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather, which could result in greater volatility in product supply and price.  Furthermore, many of the products that we use and their costs are interrelated.  Changes in global demand for corn, wheat and dairy products could cause volatility in the feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  In addition, food safety concerns, widespread outbreaks of livestock and poultry diseases, such as, among other things, the Avian Flu, and product recalls, all of which are out of our control, and, in many instances, unpredictable, could also increase our costs and possibly affect the supply of livestock and poultry products.  Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations.  In addition, because we provide a moderately-priced product, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases.

Our plans depend significantly on our strategic priorities and business initiatives designed to enhance our menu and retail offerings, support our brand, improve operating margins and improve the efficiencies and effectiveness of our operations.  Failure to achieve or sustain these plans could adversely affect our results of operations.

We have had, and expect to continue to have, priorities and initiatives in various stages of testing, evaluation and implementation, upon which we expect to rely to improve our results of operations and financial condition.  These priorities and initiatives include, but are not limited to, tiered menu pricing, evolving our marketing messaging to support the brand, improving the quality and breadth of retail assortments, re-engineering store processes to reduce costs and improve store margins, applying technology to improve the employee and guest experience, expanding our store footprint, focusing on our new fast casual concept, and extending the brand beyond our existing stores, including initiatives to sell licensed products through grocery and other retail channels and through evaluating strategic transactions such as joint ventures and acquisitions. It is possible that our focus on these priorities and initiatives and constantly changing consumer preferences could cause unintended changes to our current results of operations. Additionally, many of these initiatives are inherently risky and uncertain in their application to our business in general, even when tested successfully on a more limited scale.  It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful system-wide implementation across hundreds of stores and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.

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

Our ability to make scheduled interest payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.  Our inability to refinance our indebtedness when necessary or to do so upon attractive terms would materially and adversely affect our liquidity and results of operations.

In recent years, we have increased the quarterly cash dividends on our common stock and, in 2015 and 2016, we also declared special dividends on our common stock.  Any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the payment of dividends.  Furthermore, there can be no assurance that we will be able to actively repurchase our common stock and we may discontinue plans to repurchase common stock at any time.

Our advertising is heavily dependent on billboards, which are highly regulated; and our evolving marketing strategy involves increased advertising and marketing costs that could adversely affect our results of operations.

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

Additionally, as we continue to evolve our marketing strategy, we are increasingly utilizing more traditional and higher cost methods of advertising, such as national cable television, radio and online and digital media.  These types of advertising, their effects upon our revenues and, in turn, our profits, are uncertain.  Additionally, if our competitors increased their spending on advertising and promotions, we could be forced to substantially increase our advertising, media or marketing expenses.  If we did so or if our current advertising and promotion programs become less effective, we could experience a material adverse effect on our results of operations.

A privacy breach could adversely affect our business.

The protection of customer, employee and company data is critical to us.  We are subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud.  Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes. In addition, customers and employees have a high expectation that we will adequately protect their personal information. For example, in connection with credit and debit card sales, we transmit confidential card information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If we fail to comply with the laws and regulations regarding privacy and security or experience a security breach, we could be exposed to risks of data loss, fines, a loss of the ability to process credit and debit card payments, litigation and serious disruption of our operations.  Additionally, any resulting negative publicity could significantly harm our reputation.

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

A significant risk in executing our business strategy is locating, securing and profitably operating an adequate supply of suitable new store sites.  Competition for suitable store sites and operating personnel in our target markets is intense, and there can be no assurance that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period.  Recently, our target markets have been expanded to include markets that are outside of our existing core markets and in states where we currently do not have existing operations, which increases the risk of executing our business strategy.  The recession and current economic conditions have reduced commercial development activity and limited the availability of attractive sites for new stores.  New stores typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened stores generally do not make a significant contribution to profitability in their initial months of operation.  Our ability to open and operate new stores successfully also depends on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following:  our ability to control construction and development costs of new stores; our ability to manage the local, state or other regulatory approvals and permits, zoning and licensing processes in a timely manner; our ability to appropriately train employees and staff the stores; consumer acceptance of our stores in new markets; our ability to manage construction delays related to the opening of a new store.  Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores from existing stores, could materially adversely affect our business strategy and could have an adverse effect on our business and results of operations.

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

The success of our business depends on the success of individual locations, which in turn depends on stability of or improvements in operating conditions at and around those locations.  Our revenues and expenses can be affected significantly by the number and timing of the opening of new stores and the closing, relocating and remodeling of existing stores. We incur substantial pre-opening expenses each time we open a new store and other expenses when we close, relocate or remodel existing stores. The expenses of opening, closing, relocating or remodeling any of our stores may be higher than anticipated.  An increase in such expenses could have an adverse effect on our results of operations.   Also, as demographic and economic patterns (e.g., highway or roadway traffic patterns, concentrations of general retail or hotel activity, local population densities or increased competition) change, current locations may not continue to be attractive or profitable.  Possible declines in neighborhoods where our stores are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced revenues in those locations.  The occurrence of one or more of these events could have a material adverse effect on our revenues and results of operations as well as the carrying value of our individual locations.

Our expansion into new geographic markets may present increased risks due to our relative unfamiliarity with these markets.

Some of our new store locations may be located in areas where we have lower market presence and, as a result, less or no meaningful business experience than in our traditional, existing markets. Those new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our traditional, existing markets, which may cause our new store locations to be less successful than restaurants in our existing markets.  An additional risk of expanding into new markets is the potential for lower or lacking market awareness of our brand in those areas.  Stores opened in new markets may open at lower average weekly sales volumes than stores opened in existing markets and may have higher store-level operating expense ratios than in existing markets.  Sales at stores opened in new markets may take longer to reach average unit volume and margins, if at all, thereby affecting our overall profitability.

We are subject to a number of risks relating to federal, state and local regulation of our business, including the areas of minimum wage increases, health care reform and environmental matters, and an insufficient or ineffective response to government regulation may increase our costs and decrease our profit margins.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to food safety, minimum wage and other labor issues (such as unionization), health care, menu labeling and building and zoning requirements and those relating to the preparation and sale of food as well as certain retail products.  The development and operation of our stores depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.  We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and applicable requirements concerning minimum wage, overtime, healthcare coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990.  In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.  We also face risks from new and changing laws and regulations relating to gift cards, nutritional content, nutritional labeling, product safety and menu labeling. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Increases in state or federal minimum wage rates, including recent proposals to increase state or federal minimum wage rates and index future increases to inflation, or other changes in these laws could increase our labor costs.  Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers.  Our distributors and suppliers also may be affected by higher minimum wage and benefit standards and tracking costs, which could result in higher costs for goods and services supplied to us.

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, was enacted in 2010 and, in June 2012, the U.S. Supreme Court upheld the constitutionality of the law except for certain parts related to the expansion of Medicaid.  Although we cannot predict with certainty the financial and operational impacts the law will have on us, such changes could affect our business, financial condition and results of operations.  The law requires restaurant companies such as ours to disclose calorie information on their menus.  We do not expect to incur any material costs from compliance with this provision of the law, but cannot anticipate the changes in guest behavior that could result from the implementation of this provision, which could have an adverse effect on our sales or results of operations.

There also has been increasing focus by U.S. and foreign governmental authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption.  This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases, where “cap and trade” initiatives could effectively impose a tax on carbon emissions.  Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, the cost of raw materials, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.

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

Our business is subject to the risk of litigation by employees, guests, suppliers, shareholders, governmental agencies, competitors or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues, including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; trademark and patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease guest or consumer acceptance of our brand, regardless of whether the allegations are valid or we ultimately are found liable.  Litigation could adversely impact our operations and our ability to expand our brand in other ways as well.  As a result, litigation may adversely affect our business, financial condition and results of operations.

The loss of key executives or difficulties in recruiting and retaining qualified personnel could jeopardize our future growth and success.

We have assembled a senior management team which has substantial background and experience in the restaurant and retail industries.  Our future growth and success depends substantially on the contributions and abilities of our senior management and other key personnel, and we design our compensation programs to attract and retain key personnel and facilitate our ability to develop effective succession plans.  If we fail to attract or retain senior management or other key personnel, our succession planning and operations could be materially and adversely affected.  We must continue to recruit, retain and motivate management and other employees sufficiently to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high quality store employees could jeopardize our ability to meet our business goals.

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

Our business is not static – it changes periodically as a result of many factors, including, among other items discussed in other risk factors, the following:

•	increases and decreases in average weekly sales, restaurant and retail sales and restaurant profitability;
•	the rate at which we open new stores, the timing of new store openings and the related high initial operating costs;
•	changes in advertising and promotional activities and expansion into new markets; and
•	impairment of long-lived assets and any loss on store closures.

Our quarterly operating results and restaurant and retail sales may fluctuate as a result of any of these or other factors.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and restaurant and retail sales for any particular future period may decrease.  In the future, operating results may fall below the expectations of securities analysts and investors.  In such event, the price of our securities could fluctuate dramatically over time or could decrease generally.

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

Our financial reporting complies with GAAP, and GAAP is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting (including the upcoming lease accounting changes and the proposed adoption of international financial reporting standards in the United States), our reported results of operations and financial condition could be affected substantially, including requirements to restate historical financial reporting.

Our business could be negatively affected as a result of actions of activist shareholders.

The Lion Fund II, L.P., an affiliate of Biglari Holdings Inc. (“BH”), the owner of Steak N Shake and Western Sizzlin’ restaurants, is currently the beneficial owner of approximately 19.7% of our outstanding common stock.  In the past, BH and its affiliates have nominated candidates for election to our board of directors at our annual meetings of shareholders, resulting in proxy contests, and called publicly for special meetings of shareholders to consider other proposals.  While BH and its affiliates have not nominated director candidates for election at our 2016 Annual Meeting of Shareholders, the actions of BH and its affiliates or another activist shareholder in the future could adversely affect our business because:

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

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock.  The shareholder rights plan will expire on April 9, 2018. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock.  The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights plan or are otherwise not approved by our Board of Directors.

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

In addition to the various corporate facilities, we have six owned properties for future development, a motel used for housing management trainees and for the general public, and four parcels of excess real property and improvements that we intend to sell.

In addition to the properties mentioned above, we own or lease the following store properties (including both our 640 Cracker Barrel Old Country Store locations and two locations for our Holler & Dash brand) as of September 19, 2016:

State	Owned	Leased	State	Owned	Leased
Tennessee	37	14	Oklahoma	6	2
Florida	40	18	New Jersey	2	4
Texas	33	18	Wisconsin	5	0
Georgia	30	15	Colorado	3	1
North Carolina	24	16	Kansas	3	1
Kentucky	22	14	Massachusetts	0	4
Alabama	21	11	New Mexico	3	1
Virginia	19	13	Utah	4	0
Ohio	22	9	Idaho	2	1
Indiana	22	7	Iowa	3	0
South Carolina	14	12	Connecticut	1	1
Pennsylvania	9	14	Montana	2	0
Illinois	19	2	Nebraska	1	1
Missouri	14	3	Delaware	0	1
Michigan	13	3	Maine	0	1
Arizona	2	11	Minnesota	1	0
Mississippi	9	4	Nevada	0	1
Arkansas	5	7	New Hampshire	1	0
Louisiana	8	2	North Dakota	1	0
Maryland	3	6	Rhode Island	0	1
New York	8	1	South Dakota	1	0
West Virginia	3	6	Total	416	226

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	58	President and Chief Executive Officer

Jill M. Golder	54	Senior Vice President and Chief Financial Officer

Beverly K. Carmichael	57	Senior Vice President and Chief People Officer

Christopher A. Ciavarra	45	Senior Vice President, Marketing

Laura A. Daily	52	Senior Vice President, Retail

Nicholas V. Flanagan	50	Senior Vice President, Operations

Doug Couvillion	52	Vice President, Supply Chain and Quality Assurance

Jeffrey M. Wilson	41	Vice President, Corporate Controller and Principal Accounting Officer

Michael J. Zylstra	50	Vice President, General Counsel and Secretary

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us since 2009 and assumed her current position as President and Chief Executive Officer in September 2011, when she also became a member of our Board of Directors.  Prior to September 2011, Ms. Cochran served as our President and Chief Operating Officer since November 2010 and as our Executive Vice President and Chief Financial Officer from April 2009 to November 2010.  Before joining us in April 2009, she was the Chief Executive Officer of Books-A-Million, Inc.  Ms. Cochran has 23 years of experience in the retail industry and seven years of experience in the restaurant industry.

Ms. Golder has been employed with us since April 2016 and assumed the responsibilities of Senior Vice President and Chief Financial Officer in June 2016.  Prior to April 2016, she served as Executive Vice President and Chief Financial Officer of Ruby Tuesday, Inc. since June 2014, and as Senior Vice President, Finance from April 2013 to June 2014.  Prior to her tenure with Ruby Tuesday, Inc., she was Chief Financial Officer of Cooper’s Hawk Winery & Restaurants from December 2012 to April 2013.  Before joining Cooper’s Hawk Winery & Restaurants, Ms. Golder spent 23 years at Darden Restaurants, Inc., where she held progressively more responsible positions in finance, including Senior Vice President of Finance.  Ms. Golder has almost 30 years of experience in the restaurant industry.

Ms. Carmichael has been employed with us in her current capacity since January 2014.  She most recently was with Frisco, Texas-based Star HR LLC, a human resource consulting firm, which she founded in 2010 and served as President.  From 2009 to 2011, she served as an adjunct professor and advisor in the masters of business administration program in the Price College of Business for the University of Oklahoma.  Ms. Carmichael was Executive Vice President Human Resources and Chief People Officer of Ticketmaster from 2006 to 2009.  She has over 20 years of human resources leadership experience.

Mr. Ciavarra has been employed with us since 2008 and assumed his current position in 2010.  Prior to 2010, Mr. Ciavarra served as Vice President, Brand and Menu Strategy since 2008.  Before joining us in 2008, he was the Director of Marketing for Aramark Corporation from 2005 to 2008.  Mr. Ciavarra has over 16 years of experience in the restaurant industry and over 11 years of experience in the retail industry.

Ms. Daily has been employed with us as Senior Vice President, Retail since May 2012.  Prior to May 2012, she served as Vice President for Ballard Designs, an Internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company.  She has over 23 years of experience as a merchant with a number of retail organizations.

Mr. Flanagan has been employed with us since 2004 and assumed his current position in November 2010.  From 2004 to 2010, he served in various capacities including Vice President of Restaurant Operations.  Mr. Flanagan has over 27 years of experience in the restaurant industry.

Mr. Couvillion has been employed with us since 2001 and assumed his current position in June 2015.  From 2001 to 2015, he served in various capacities including Vice President, Corporate Controller and Principal Accounting Officer.  Mr. Couvillion has 22 years of experience in the restaurant industry and 15 years of experience in the retail industry.

Mr. Wilson has been employed with us since 2007 and assumed his current position in June 2015.  From 2007 to 2015, he served in various capacities including Vice President, Operations Analysis.  Mr. Wilson has 19 years of experience in the restaurant industry and five years of experience in the retail industry.

Mr. Zylstra has been employed with us in various capacities since 1992 and assumed his current position in January 2012 after serving as Vice President, Associate General Counsel and Assistant Corporate Secretary since 1999.  Mr. Zylstra has 25 years of experience in the restaurant and retail industries, all with Cracker Barrel Old Country Store, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 7,835 shareholders of record as of September 19, 2016.

The following table indicates the high and low sales prices of our common stock, as reported by Nasdaq, and dividends declared and paid for the quarters indicated.

	Fiscal Year 2016				Fiscal Year 2015
	Prices		Dividends Declared	Dividends Paid	Prices		Dividends Declared	Dividends Paid
	High	Low			High	Low
First	$155.97	$117.95	$1.10	$4.10	$116.34	$96.50	$1.00	$1.00
Second	141.94	118.01	1.10	1.10	142.49	114.94	1.00	1.00
Third	156.65	124.80	1.10	1.10	159.94	121.89	1.00	1.00
Fourth	172.89	144.00	4.40	4.35	162.33	131.21	4.10	1.00

See Note 5 to Consolidated Financial Statements with respect to dividend restrictions.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2016 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On September 25, 2015, our Board of Directors approved the repurchase of up to $25,000 of our common stock, with such authorization to expire on October 7, 2016 to the extent it remains unused.  We did not repurchase any of our common stock in the fourth quarter ended July 29, 2016.  On September 22, 2016, our Board of Directors extended this repurchase authorization for an additional year.

ITEM 6.	SELECTED FINANCIAL DATA

	(Dollars in thousands except percentages and share data)
	For each of the fiscal years ended

	July 29,	July 31,	August 1,	August 2,	August 3,
	2016	2015(a)	2014(b)	2013(c)	2012(d)
Selected Income Statement Data:
Total revenue	$2,912,351	$2,842,284	$2,683,677	$2,644,630	$2,580,195
Net income	189,299	163,903	132,128	117,265	103,081
Net income per share:
Basic	7.91	6.85	5.55	4.95	4.47
Diluted	7.86	6.82	5.51	4.90	4.40
Dividends declared per share	7.70	7.10	3.25	2.25	1.15
Dividends paid per share	10.65	4.00	3.00	1.90	0.97

As Percent of Total Revenue:
Cost of goods sold (exclusive of depreciation and rent)	31.9%	32.5%	32.5%	32.3%	32.1%
Labor and related expenses	34.6	34.9	36.0	36.5	36.8
Other store operating expenses	19.0	18.4	18.9	18.2	18.0
Store operating income	14.5	14.2	12.6	13.0	13.1
General and administrative expenses	4.9	5.2	4.8	5.4	5.7
Operating income	9.6	9.0	7.8	7.6	7.4
Income before income taxes	9.1	8.4	7.1	6.3	5.7

Selected Balance Sheet Data:
Working capital (deficit)	$(13,077)	$11,213	$(14,789)	$(13,873)	$18,249
Total assets	1,497,664	1,576,208	1,432,248	1,388,306	1,418,992
Current interest rate swap liability	180	1,117	4,704	--	20,215
Long-term debt	400,000	400,000	375,000	400,000	525,036
Long-term interest rate swap liability	22,070	8,704	3,239	11,644	14,166
Other long-term obligations	126,608	133,594	123,221	120,073	114,897
Shareholders’ equity	526,443	538,268	528,641	484,026	382,675

Selected Cash Flow Data:
Purchase of property and equipment, net	$113,360	$90,490	$90,564	$73,961	$80,170
Share repurchases	14,653	--	12,473	3,570	14,923

Selected Other Data:
Common shares outstanding at end of year	23,956,134	23,975,755	23,821,227	23,795,327	23,473,024
Stores open at end of year	641	637	631	624	616

Average Unit Volumes(e):
Restaurant	$3,651	$3,581	$3,415	$3,390	$3,369
Retail	926	904	873	869	863

Comparable Store Sales(f):
Period to period increase in comparable store sales:
Restaurant	2.2%	5.1%	0.7%	3.1%	2.2%
Retail	2.7	3.6	0.4	2.9	1.6
Memo: Number of stores in comparable base	623	621	609	596	591

(a)
We incurred approximately $3,500 in costs related to a litigation matter, which are included in general and administrative expenses.  Our debt refinancing in the second quarter of fiscal 2015 resulted in additional interest expense of $412 related to the write-off of deferred financing costs.

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

(e)	Average unit volumes include sales of all stores. Fiscal 2012 included a 53rd week while all other periods presented consisted of 52 weeks.
(f)	Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Overview – a general description of our business, the restaurant and retail industries, our key performance indicators and the Company’s performance in 2016.
•	Results of Operations – an analysis of our consolidated statements of income for the three years presented in our Consolidated Financial Statements.
•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop area offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 19, 2016, the Company operated 640 Cracker Barrel stores located in 43 states.

Restaurant and Retail Industries

Our stores operate in both the restaurant and retail industries in the United States.  The restaurant and retail industries are highly competitive with respect to quality, variety and price of the food products and retail merchandise offered.  We compete with a significant number of national and regional restaurant and retail chains.  Additionally, there are many segments within the restaurant industry, such as family dining, casual dining, full-service, fast casual and quick service, which often overlap and provide competition for widely diverse restaurant concepts.  We operate in the full-service segment of the restaurant industry.  Competition also exists in securing prime real estate locations for new stores, in hiring qualified employees, in advertising, in the attractiveness of facilities and with competitors having similar menu offerings or convenience.  The restaurant and retail industries are often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.

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

Company Performance in 2016

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

Our first strategic priority, to Enhance the Core business, encompasses the key sales and traffic drivers of our business, including menu innovation, retail merchandising, and marketing programs, as well as our many cost-saving initiatives. In 2016, as part of our seasonal menu featured products, we offered several new limited-time menu items, as well as highlighting our core menu guest favorites. We believe these seasonal menu offerings, such as our Campfire Chicken and Campfire Beef entrées, drove incremental improvements to our sales mix.

Our 2016 marketing programs included increased use of national cable advertising, an expansion of our music artist partnerships, and growth in our digital and social media channels. We also continue to grow our core guest base through Spanish-language television and radio advertising. We believe the marketing plan execution supported our outperformance of the casual dining industry for comparable store sales and traffic.

Further driving positive sales growth, and important to the authentic Cracker Barrel experience, we merchandised our stores with distinctive and nostalgic retail products, like our refreshing nostalgic sodas curated from all parts of the country.  We sourced collections with broad multi-generational appeal and unique product assortments, such as our “Summer Fun” theme merchandise, which included a variety of clothing, accessories, and home décor items that we believe appealed to guests of all ages.

During 2016, we remained focused on implementing several cost-saving initiatives, and as a result grew operating margin to 9.6%, an increase of 0.6% when compared to prior year operating margin. Despite continued wage pressure, we reduced our labor and other related expenses as a percentage of total revenue when compared with the prior year.  Contributing to this, and to savings in multiple other operating expense lines, were our LED Lighting, Targeted Food Management, and new Food Processor initiatives.

Our second strategic priority is to Expand the Cracker Barrel Footprint with new store openings outside of our core markets. Through the use of our refined site selection tools, the implementation of market-based pricing tiers, and operating cost reductions realized through our Fusion prototype, we have begun to deliver on these plans. We opened our first Nevada store in 2016 and have additional sites in Nevada and Oregon in our new store pipeline.

Our third strategic priority is to Extend the Brand outside of the Cracker Barrel store. During 2016, that included a focus on developing and bringing to market a new concept, named Holler & Dash Biscuit HouseTM, to leverage the strength of the Cracker Barrel brand while providing a new type of guest experience. With its biscuit-inspired menu that pays tribute to the South in an innovative and modern way, Holler & Dash Biscuit HouseTM was created to extend our reach into more metropolitan locations and attract new guests. While we do not expect it to have a material financial impact in the near term, we are excited about this new concept.

We believe that our continued focus on our long-term strategy contributed to our revenue growth during the year, positive comparable store restaurant and retail sales for the year and higher operating margin and profit as compared to the prior year.

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

	Relationship to Total Revenue
	2016	2015	2014
Total revenue	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	31.9	32.5	32.5
Labor and other related expenses	34.6	34.9	36.0
Other store operating expenses	19.0	18.4	18.9
Store operating income	14.5	14.2	12.6
General and administrative	4.9	5.2	4.8
Operating income	9.6	9.0	7.8
Interest expense	0.5	0.6	0.7
Income before income taxes	9.1	8.4	7.1
Provision for income taxes	2.6	2.6	2.2
Net income	6.5	5.8	4.9

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2016	2015	2014
Revenue in dollars:
Restaurant	$2,323,199	$2,269,610	$2,137,405
Retail	589,152	572,674	546,272
Total revenue	$2,912,351	$2,842,284	$2,683,677
Total revenue percentage increase	2.5%	5.9%	1.5%
Total revenue by percentage relationships:
Restaurant	79.8%	79.9%	79.6%
Retail	20.2%	20.1%	20.4%
Comparable number of stores	623	621	609
Comparable store averages per store:
Restaurant	$3,670	$3,569	$3,422
Retail	925	894	871
Total	$4,595	$4,463	$4,293
Restaurant average weekly sales (1)	$70.2	$68.9	$65.7
Retail average weekly sales (1)	17.8	17.4	16.8
(1) Average weekly sales are calculated by dividing net sales by operating weeks and include all stores.

Total revenue benefited from the opening of six new stores in both 2016 and 2015 and seven new stores in 2014.

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase
	2016 vs 2015 (623 Stores)	2015 vs 2014 (621 Stores)
Restaurant	2.2%	5.1%
Retail	2.7	3.6
Restaurant & Retail	2.3	4.8
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

Our comparable store restaurant sales increase from 2015 to 2016 resulted from a higher average check of 3.5%, primarily attributable to a 2.8% average menu price increase, partially offset by a decrease in guest traffic of 1.3%.  Our comparable store restaurant sales increase from 2014 to 2015 resulted from a higher average check of 3.0%, primarily attributable to a 2.5% average menu price increase and an increase in guest traffic of 2.1%.

The comparable store retail sales increase from 2015 to 2016 resulted primarily from strong performance in apparel and accessories, media, and food merchandise categories partially offset by a planned reduction in the toys merchandise category.  The comparable store retail sales increase from 2014 to 2015 resulted primarily from strong performance in apparel and accessories, bed and bath and home décor merchandise categories and the increase in guest traffic.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2016	2015	2014
Cost of Goods Sold:
Restaurant	$627,713	$630,417	$589,390
Retail	300,463	293,754	283,368
Total Cost of Goods Sold	$928,176	$924,171	$872,758

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:

	2016	2015	2014
Restaurant Cost of Goods Sold	27.0%	27.8%	27.6%

The decrease from 2015 to 2016 was the result of food commodity deflation of 0.4% and our menu price increase referenced above partially offset by a shift to higher cost menu items.  Higher cost menu items accounted for 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue.  The modest increase from 2014 to 2015 was the result of food commodity inflation of 2.7% and a shift to higher cost menu items partially offset by our menu price increase referenced above and lower food waste.  Higher cost menu items and lower food waste accounted for 0.2% and 0.1%, respectively, in restaurant cost of goods sold as a percentage of restaurant revenue.

We presently expect the rate of commodity deflation to be approximately 2.0% to 3.0% in 2017 as compared to 2016.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:

	2016	2015	2014
Retail Cost of Goods Sold	51.0%	51.3%	51.9%

The decrease in retail cost of goods sold as a percentage of retail revenue in 2016 as compared to 2015 resulted from higher initial margin and lower freight costs partially offset by higher markdowns and an increase in the provision for obsolete inventory.

2015 to 2016 (Decrease) Increase as a Percentage of Total Revenue
Higher initial margin	(0.8%)
Freight	(0.1%)
Markdowns	0.5%
Provision for obsolete inventory	0.1%

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

Labor and Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and other related expenses as a percentage of total revenue for the past three years:

	2016	2015	2014
Labor and other related expenses	34.6%	34.9%	36.0%

The year-to-year percentage change from 2015 to 2016 resulted from the following:

2015 to 2016 (Decrease) as a Percentage of Total Revenue
Store bonus expense	(0.2%)
Payroll taxes	(0.1%)

Lower store bonus expense in 2016 as compared to 2015 was driven by lower performance against financial objectives in 2016 as compared to the prior year.

The decrease in payroll tax expense as a percentage of total revenue in 2016 as compared to 2015 resulted primarily from lower unemployment tax rates.

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

Higher store bonus expense in 2015 as compared to 2014 was driven by better performance against financial objectives in 2015 as compared to the prior year.

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

	2016	2015	2014
Other store operating expenses	19.0%	18.4%	18.9%

The year-to-year percentage change from 2015 to 2016 resulted from the following:

2015 to 2016 Increase (Decrease) as a Percentage of Total Revenue
Advertising	0.3%
Maintenance	0.2%
Supplies	0.1%
Depreciation	0.1%
Store manager conference expense	0.1%
Utilities	(0.2%)

The increase in advertising expense as a percentage of total revenue for 2016 as compared to 2015 is consistent with our planned increase in advertising spend for 2016.  In 2017, we plan to spend approximately 2.9% of our revenues on advertising compared to 2.7% of revenues in 2016.

Higher maintenance expense as a percentage of total revenue for 2016 as compared to 2015 resulted primarily from expenses associated with the preventative maintenance and related repair of certain building components and kitchen equipment.

The increase in supplies expense as a percentage of total revenue for 2016 as compared to 2015 resulted primarily from a higher volume of purchases in certain categories.

The increase in depreciation expense as a percentage of total revenue for 2016 as compared to 2015 resulted from higher capital expenditures in 2016 as compared to 2015.

In the first quarter of 2016, we held a bi-annual manager conference and training event which was attended by our store operations management team.  We did not hold a manager’s conference and training event in 2015 and we expect to hold our next conference in the first quarter of 2018.

The decrease in utilities expense from 2015 to 2016 resulted primarily from lower natural gas prices and usage and lower electricity costs.  Lower electricity costs resulted primarily from our LED lighting installation initiative.

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

In the first quarter of 2014, we held a manager conference which was attended by our store operations management team.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past three years:

	2016	2015	2014
General and administrative expenses	4.9%	5.2%	4.8%

The year-to-year percentage change from 2015 to 2016 resulted primarily from lower incentive compensation.  Lower incentive compensation in 2016 as compared to 2015 was driven by lower performance against financial objectives as compared to the prior year.

The year-to-year percentage change from 2014 to 2015 resulted from the following:
2014 to 2015 Increase (Decrease) as a Percentage of Total Revenue
Incentive compensation expense	0.5%
Litigation accrual	0.1%
Proxy contest expenses in the prior year	(0.2%)

Higher incentive compensation in 2015 as compared to 2014 was primarily driven by better performance against financial objectives as compared to the prior year and the effect of the increase in the price of our common stock in 2015.

In 2015, we incurred approximately $3,500 related to a previously disclosed litigation matter.

In 2014, we incurred $4,313 in costs related to a proxy contest at our Annual Shareholders Meeting and a Special Meeting of Shareholders.

Interest Expense

The following table highlights interest expense for the past three years:

	2016	2015	2014
Interest expense	$14,052	$16,679	$17,557

The year-to-year decrease from 2015 to 2016 resulted primarily from lower weighted average interest rates and the non-recurrence of $412 in deferred financing costs as a result of our debt refinancing in 2015.  The year-to-year decrease from 2014 to 2015 resulted primarily from lower weighted average interest rates partially offset by the write-off of $412 in deferred financing costs as a result of our debt refinancing.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2016	2015	2014
Effective tax rate	28.9%	31.2%	30.8%

The decrease in our effective tax rate from 2015 to 2016 resulted primarily from a reduction during 2016 of our reserves for uncertain tax positions.  The increase in our effective tax rate from 2014 to 2015 resulted primarily from lower employer tax credits as a percent of income before taxes.

We presently expect our effective tax rate for 2017 to be between 31% and 33%.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2016	2015	2014
Net cash provided by operating activities	$271,378	$334,055	$177,625
Net cash used in investing activities	(112,515)	(88,614)	(88,815)
Net cash used in financing activities	(273,352)	(99,347)	(91,167)
Net (decrease) increase in cash and cash equivalents	$(114,489)	$146,094	$(2,357)

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at July 31, 2015, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in 2016.

We believe that cash at July 29, 2016, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans and our expected dividend payments for 2017.

Cash Generated from Operations

The decrease in net cash flow provided by operating activities from 2015 to 2016 primarily reflected the timing of payments for accounts payable and income taxes and the change in retail inventories.  The increase in net cash flow provided by operating activities from 2014 to 2015 reflected lower annual and long-term incentive bonus payments made in 2015 as a result of the prior year’s performance, the timing of payments for accounts payable, higher net income and lower retail inventories.  Lower retail inventories in 2015 resulted from improved buying strategies, fewer receipts of holiday merchandise and better general inventory management.

Capital Expenditures

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:

	2016	2015	2014
Capital expenditures, net of proceeds from insurance recoveries	$113,360	$90,490	$90,564

Our capital expenditures consisted primarily of capital investments for existing stores and new store locations. The increase in capital expenditures from 2015 to 2016 resulted primarily from capital for existing stores, as well as an increase in the number of new store locations. Capital expenditures were relatively flat in 2015 as compared to 2014.

We estimate that our capital expenditures during 2017 will be approximately $125,000.  This estimate includes the acquisition of sites and construction costs of seven or eight new Cracker Barrel stores and four or five new Holler & Dash Biscuit HouseTM locations that we plan to open during 2017, as well as acquisition and construction costs for store locations to be opened in 2018. We also expect to increase capital expenditures for technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our revolving credit facility, as necessary.

Borrowing Capacity and Debt Covenants

In 2015, we entered into a five-year $750,000 revolving credit facility (the “Revolving Credit Facility”).  The Revolving Credit Facility replaced a term loan totaling $181,250 and a $218,750 revolving credit facility (“Prior Credit Facility”).

The following table highlights our borrowing capacity and outstanding borrowings under the Revolving Credit Facility, our standby letters of credit and our borrowing availability under the Revolving Credit Facility as of July 29, 2016:

July 29, 2016
Borrowing capacity under the Revolving Credit Facility	$750,000
Less: Outstanding borrowings under the Revolving Credit Facility	400,000
Less: Standby letters of credit*	11,045
Borrowing availability under the Revolving Credit Facility	$338,955
*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the Revolving Credit Facility.

We did not borrow or make any debt payments in 2016 or 2014.  In 2015, we both borrowed and paid down $6,250 under our Prior Credit Facility.

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

During the fourth quarter of 2015, we declared a special dividend of $3.00 per share of our common stock, which was paid on August 5, 2015 to shareholders of record on July 17, 2015.  During each of the first three quarters of 2016, we declared a regular quarterly dividend of $1.10 per share of our common stock.  Each of these dividends was paid in the immediately following quarter.  Additionally, during the fourth quarter of 2016, we increased our regular quarterly dividend by 4.5% by declaring a dividend of $1.15 per share and declared a special dividend of $3.25 per share.  The special dividend was paid on July 29, 2016 to shareholders of record on July 15, 2016.  The regular quarterly dividend was paid on August 5, 2016 to shareholders of record on July 15, 2016.

The following table highlights the dividends per share we paid for the last three years:

	2016	2015	2014
Dividends per share paid	$10.65	$4.00	$3.00

Our current criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our Revolving Credit Facility.  Subject to the limits imposed by the Revolving Credit Facility and Prior Credit Facility, in 2016, 2015 and 2014, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $25,000, $25,000 and $50,000, respectively.

The following table highlights our share repurchases for the last three years:

	2016	2015	2014
Shares of common stock repurchased	100,000	--	120,000
Cost of shares repurchased	$14,653	$--	$12,473

In 2016, 2015 and 2014, related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net use of cash of $5,779, $4,816 and $8,457, respectively.

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

The following table highlights our working capital (deficit):

	2016	2015	2014
Working capital (deficit)	$(13,077)	$11,213	$(14,789)

The change in working capital at July 29, 2016 compared to July 31, 2015 primarily reflected a decrease in cash from operations partially offset by a decrease in our dividend payable and the timing of payments for income taxes.  The change in working capital at July 31, 2015 compared to August 1, 2014 primarily reflected an increase in cash from operations partially offset by an increase in our dividend payable, the timing of payments for accounts payable and lower retail inventories.

Off-Balance Sheet Arrangements

Other than various operating leases, which are disclosed more fully in “Material Commitments” below and Notes 2 and 9 to our Consolidated Financial Statements, we have no other material off-balance sheet arrangements.

Material Commitments

Our contractual cash obligations and commitments as of July 29, 2016, are summarized in the tables below:

		Payments due by Years
Contractual Obligations (a)	Total	2017	2018-2019	2020-2021	After 2021
Revolving Credit Facility(b)	$400,000	--	--	$400,000	--
Operating leases (c)	707,847	$63,435	$98,748	73,387	$472,277
Purchase obligations (d)	59,159	43,379	15,072	708	--
Other long-term obligations (e)	37,633	541	7,636	359	29,097
Total contractual cash obligations	$1,204,639	$107,355	$121,456	$474,454	$501,374

	Amount of Commitment Expirations by Years
	Total	2017	2018-2019	2020-2021	After 2021
Revolving Credit Facility(b)	$750,000	--	--	$750,000	--
Standby letters of credit(f)	11,045	--	$11,045	--	--
Guarantees (g)	1,182	$230	471	432	$49
Total commitments	$762,227	$230	$11,516	$750,432	$49

(a)
At July 29, 2016, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.  As such, the liability for uncertain tax positions of $27,397 is not included in the contractual cash obligations and commitments table above.

(b)
Our Revolving Credit Facility expires on January 8, 2020.  Even though the Revolving Credit Facility expires in 2020, we have the intent and ability to refinance our debt to maintain a sufficient amount of outstanding borrowings during the terms of our interest rate swaps that expire in 2021 and 2024.  Using projected interest rates, we anticipate having interest payments of $12,752, $28,425, $22,711 and $32,616 in 2017, 2018-2019, 2020-2021 and after 2021, respectively.  The projected interest rates for our swapped portion of our outstanding borrowings are our fixed rates under our interest rate swaps (see Note 6 to the Consolidated Financial Statements) plus our current credit spread of 1.25%.  The projected interest rate for our unswapped portion of our outstanding borrowings is the average of the three-year and five-year swap rates at July 29, 2016 of 0.98% plus our current credit spread of 1.25%.  Based on our outstanding borrowings under our Revolving Credit Facility, our standby letters of credit at July 29, 2016 and our current unused commitment fee as defined in the Revolving Credit Facility, our unused commitment fees in 2017, 2018-2019, and 2020-2021 would be $685, $1,371 and $298, respectively; however, the actual amount will differ based on actual usage of the Revolving Credit Facility in those years.

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

(e)
Other long-term obligations include our Non-Qualified Savings Plan ($27,764, with a corresponding long-term asset to fund the liability; see Note 12 to the Consolidated Financial Statements), Deferred Compensation Plan ($1,874) and our long-term incentive plans ($7,995).

(f)	Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the Revolving Credit Facility.
(g)
Consists solely of guarantees associated with lease payments for two properties.  We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of these guarantees.

Recent Accounting Pronouncements Adopted and Not Yet Adopted

See Note 2 to the accompanying Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  The adopted accounting guidance discussed in Note 2 did not have a significant impact on our consolidated financial position or results of operations.  The Company either expects that the accounting guidance not yet adopted will not have a significant impact on the Company’s consolidated financial position or results of operations or is currently evaluating the impact of adopting the accounting guidance.

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

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability programs. In 2014 and 2015, we purchased insurance for individual workers’ compensation claims that exceeded $250, $500 or $1,000 depending on the state in which the claim originates.  Beginning in 2016, we purchase insurance for individual workers’ compensation claims that exceed $250, $750 or $1,000 depending on the state in which the claim originated.  We purchase insurance for individual general liability claims that exceed $500.  We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses in the lower end of that range and discount them to present value using a risk-free interest rate based on projected timing of payments. We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.

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

The fair value of our nonvested stock awards which accrue dividends is equal to the market price of our stock at the date of the grant.  Our nonvested stock awards are time vested except for awards under our long-term incentive plans which also contain performance conditions.  At each reporting period, we reassess the probability of achieving the performance conditions under our long-term incentive plans.  Determining whether the performance conditions will be achieved involves judgment and the estimate of expense for nonvested stock awards may be revised periodically based on changes in our determination of the probability of achieving the performance conditions.  Revisions are reflected in the period in which the estimate is changed. If any performance conditions are not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At both July 29, 2016 and July 31, 2015, our outstanding borrowings totaled $400,000 (see Note 5 to our Consolidated Financial Statements).  Loans under our credit facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 5, 6 and 9 to our Consolidated Financial Statements).  To manage this risk in a cost efficient manner, we have entered into interest rate swaps.  A summary of our interest rate swaps at July 29, 2016 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
March 18, 2013	May 3, 2015	3	$50,000	1.51%
April 8, 2013	May 3, 2015	2	50,000	1.05%
April 15, 2013	May 3, 2015	2	50,000	1.03%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.29%
June 18, 2014	May 3, 2015	4	80,000	2.51%
June 24, 2014	May 3, 2015	4	60,000	2.51%
July 1, 2014	May 5, 2015	4	60,000	2.43%
January 30, 2015	May 3, 2019	2	80,000	2.15%
January 30, 2015	May 3, 2019	2	60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%

The notional amount for the interest rate swap entered into on June 18, 2014 increases by $40,000 each May over the four-year term of the interest rate swap until the notional amount reaches $160,000 in May 2018.  The notional amounts for the interest rate swaps entered into on June 24, 2014 and July 1, 2014 increase by $30,000 each May over the four-year terms of the interest rate swaps until the notional amounts each reach $120,000 in May 2018.

At July 29, 2016 and July 31, 2015, our outstanding borrowings were swapped at a weighted average interest rate of 3.10% and 2.96%, respectively, which are the weighted average fixed rates of our interest rate swaps plus our current credit spread.  See Note 6 to our Consolidated Financial Statements for further discussion of our interest rate swaps.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2016 and 2015:

	Percentage of Food Purchases
	2016	2015
Beef	15%	15%
Dairy (including eggs)	13%	13%
Fruits and vegetables	12%	12%
Pork	11%	11%
Poultry	11%	10%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and its subsidiaries (the “Company”) as of July 29, 2016 and July 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended July 29, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cracker Barrel Old Country Store, Inc. and its subsidiaries as of July 29, 2016 and July 31, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 29, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 29, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 26, 2016

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
ASSETS	July 29, 2016	July 31, 2015
Current Assets:
Cash and cash equivalents	$150,966	$265,455
Accounts receivable	19,389	18,050
Income taxes receivable	16,184	--
Inventories	152,308	153,058
Prepaid expenses and other current assets	14,573	14,167
Deferred income taxes	2,320	6,094
Total current assets	355,740	456,824
Property and Equipment:
Land	303,416	303,267
Buildings and improvements	814,176	788,641
Buildings under capital leases	3,289	3,289
Restaurant and other equipment	572,551	541,409
Leasehold improvements	306,489	286,990
Construction in progress	11,924	7,464
Total	2,011,845	1,931,060
Less: Accumulated depreciation and amortization of capital leases	931,656	878,424
Property and equipment – net	1,080,189	1,052,636
Other assets	61,735	66,748
Total	$1,497,664	$1,576,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$132,493	$133,117
Taxes withheld and accrued	37,561	39,061
Accrued employee compensation	61,187	67,421
Accrued employee benefits	27,928	27,717
Deferred revenues	64,028	58,980
Dividend payable	29,706	98,796
Current interest rate swap liability	180	1,117
Other current liabilities	15,734	19,402
Total current liabilities	368,817	445,611
Long-term debt	400,000	400,000
Long-term interest rate swap liability	22,070	8,704
Other long-term obligations	126,608	133,594
Deferred income taxes	53,726	50,031
Commitments and Contingencies (Notes 9 and 15)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 2016 – 23,956,134 shares issued and outstanding; 2015 – 23,975,755 shares issued and outstanding	240	240
Additional paid-in capital	51,462	56,066
Accumulated other comprehensive loss	(13,740)	(3,725)
Retained earnings	488,481	485,687
Total shareholders’ equity	526,443	538,268
Total	$1,497,664	$1,576,208

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except share data) Fiscal years ended
	July 29, 2016	July 31, 2015	August 1, 2014

Total revenue	$2,912,351	$2,842,284	$2,683,677
Cost of goods sold (exclusive of depreciation and rent)	928,176	924,171	872,758
Labor and other related expenses	1,006,188	992,382	966,593
Other store operating expenses	554,534	523,307	506,533
Store operating income	423,453	402,424	337,793
General and administrative expenses	142,982	147,544	129,387
Operating income	280,471	254,880	208,406
Interest expense	14,052	16,679	17,557
Income before income taxes	266,419	238,201	190,849
Provision for income taxes	77,120	74,298	58,721
Net income	$189,299	$163,903	$132,128

Net income per share - basic	$7.91	$6.85	$5.55
Net income per share - diluted	$7.86	$6.82	$5.51

Basic weighted average shares outstanding	23,945,041	23,918,368	23,817,768
Diluted weighted average shares outstanding	24,074,273	24,048,924	23,966,015

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(In thousands) Fiscal years ended
	July 29, 2016	July 31, 2015	August 1, 2014

Net income	$189,299	$163,903	$132,128

Other comprehensive (loss) income before income tax expense:
Change in fair value of interest rate swaps	(16,188)	1,641	3,058
Income tax (benefit) expense	(6,173)	633	1,179
Other comprehensive (loss) income, net of tax	(10,015)	1,008	1,879
Comprehensive income	$179,284	$164,911	$134,007

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balances at August 2, 2013	23,795,327	$237	$51,728	$(6,612)	$438,673	$484,026
Comprehensive Income:
Net income	--	--	--	--	132,128	132,128
Other comprehensive income, net of tax	--	--	--	1,879	--	1,879
Total comprehensive income	--	--	--	1,879	132,128	134,007
Cash dividends declared - $3.25 per share	--	--	--	--	(77,634)	(77,634)
Share-based compensation	--	--	7,924	--	--	7,924
Issuance of share-based compensation awards, net of shares withheld for employee taxes	145,900	2	(8,459)	--	--	(8,457)
Tax benefit realized upon exercise of share-based compensation awards	--	--	1,248	--	--	1,248
Purchases and retirement of common stock	(120,000)	(1)	(12,472)	--	--	(12,473)
Balances at August 1, 2014	23,821,227	238	39,969	(4,733)	493,167	528,641
Comprehensive Income:
Net income	--	--	--	--	163,903	163,903
Other comprehensive income, net of tax	--	--	--	1,008	--	1,008
Total comprehensive income	--	--	--	1,008	163,903	164,911
Cash dividends declared - $7.10 per share	--	--	--	--	(171,383)	(171,383)
Share-based compensation	--	--	16,210	--	--	16,210
Issuance of share-based compensation awards, net of shares withheld for employee taxes	154,528	2	(4,818)	--	--	(4,816)
Tax benefit realized upon exercise of share-based compensation awards	--	--	4,705	--	--	4,705
Purchases and retirement of common stock	--	--	--	--	--	--
Balances at July 31, 2015	23,975,755	240	56,066	(3,725)	485,687	538,268
Comprehensive Income:
Net income	--	--	--	--	189,299	189,299
Other comprehensive income, net of tax	--	--	--	(10,015)	--	(10,015)
Total comprehensive income	--	--	--	(10,015)	189,299	179,284
Cash dividends declared - $7.70 per share	--	--	--	--	(186,505)	(186,505)
Share-based compensation	--	--	13,202	--	--	13,202
Issuance of share-based compensation awards, net of shares withheld for employee taxes	80,379	1	(5,780)	--	--	(5,779)
Tax benefit realized upon exercise of share-based compensation awards	--	--	2,626	--	--	2,626
Purchases and retirement of common stock	(100,000)	(1)	(14,652)	--	--	(14,653)
Balances at July 29, 2016	23,956,134	$240	$51,462	$(13,740)	$488,481	$526,443

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands) Fiscal years ended
	July 29, 2016	July 31, 2015	August 1, 2014
Cash flows from operating activities:
Net income	$189,299	$163,903	$132,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,223	72,955	68,389
Loss on disposition of property and equipment	7,146	6,872	5,163
Share-based compensation	13,202	16,210	7,924
Excess tax benefit from share-based compensation	(2,626)	(4,705)	(1,248)
Changes in assets and liabilities:
Accounts receivable	(1,339)	4,654	(6,762)
Income taxes receivable	(13,558)	2,973	(1,725)
Inventories	750	12,368	(18,739)
Prepaid expenses and other current assets	(406)	(2,170)	651
Other assets	130	(1,659)	(1,701)
Accounts payable	(624)	34,640	(12,160)
Taxes withheld and accrued	(1,500)	2,800	1,185
Accrued employee compensation	(6,246)	6,485	(1,847)
Accrued employee benefits	211	1,667	1,573
Deferred revenues	5,048	9,155	5,727
Other current liabilities	(3,705)	4,034	(1,960)
Other long-term obligations	(6,269)	11,090	3,865
Deferred income taxes	13,642	(7,217)	(2,838)
Net cash provided by operating activities	271,378	334,055	177,625
Cash flows from investing activities:
Purchase of property and equipment	(114,022)	(90,855)	(91,646)
Proceeds from insurance recoveries of property and equipment	662	365	1,082
Proceeds from sale of property and equipment	845	1,876	1,749
Net cash used in investing activities	(112,515)	(88,614)	(88,815)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	406,250	--
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(5,779)	(4,816)	(8,457)
Principal payments under long-term debt and other long-term obligations	--	(406,250)	(1)
Purchases and retirement of common stock	(14,653)	--	(12,473)
Deferred financing costs	--	(3,537)	--
Dividends on common stock	(255,546)	(95,699)	(71,484)
Excess tax benefit from share-based compensation	2,626	4,705	1,248
Net cash used in financing activities	(273,352)	(99,347)	(91,167)
Net (decrease) increase in cash and cash equivalents	(114,489)	146,094	(2,357)
Cash and cash equivalents, beginning of year	265,455	119,361	121,718
Cash and cash equivalents, end of year	$150,966	$265,455	$119,361

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$12,752	$15,356	$15,856
Income taxes	84,868	69,948	66,444
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$6,379	$5,800	$5,767
Change in fair value of interest rate swaps	(16,188)	1,641	3,058
Change in deferred tax asset for interest rate swaps	6,173	(633)	(1,179)
Dividends declared but not yet paid	30,625	99,678	23,997

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

Inventories – Inventories are stated at the lower of cost or market.  Cost of restaurant inventory is determined by the first‑in, first‑out (“FIFO”) method.  Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which uses average cost.  Approximately 75% of retail inventories are valued using RIM and the remaining retail inventories are valued using an average cost method.  See Note 4 for additional information regarding the components of inventory.

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

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight‑line and double‑declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Buildings under capital leases	15-25
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2016	2015	2014
Total depreciation expense	$77,816	$72,390	$67,620
Depreciation expense related to store operations*	71,382	66,754	62,746
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

Derivative instruments and hedging activities – The Company is exposed to market risk, such as changes in interest rates and commodity prices.  The Company has interest rate risk relative to its outstanding borrowings, which bear interest at the Company’s election either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios under its revolving credit facility (see Note 5).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

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

Insurance – The Company self-insures a significant portion of its workers’ compensation and general liability programs.  In 2014 and 2015, the Company purchased insurance for individual workers’ compensation claims that exceeded $250, $500 or $1,000 depending on the state in which the claim originated. Beginning in 2016, the Company purchases insurance for individual workers’ compensation claims that exceed $250, $750 or $1,000 depending on the state in which the claim originates.  The Company purchases insurance for individual general liability claims that exceed $500.

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

The Company’s group health plans combine the use of self-insured and fully-insured programs.  Benefits for any individual (employee or dependents) in the self-insured program are limited.  The Company records a liability for the self-insured portion of its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  The Company also records a liability for unpaid prescription drug claims based on historical experience. The majority of the Company’s fully-insured plans for calendar 2013 and 2014 contained a retrospective feature which could increase or decrease premiums based on actual claims experience.

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

Advertising expense for each of the three years was as follows:

	2016	2015	2014
Advertising expense	$79,409	$68,665	$63,707

Share-based compensation – The Company’s share-based compensation consists of nonvested stock and performance-based market stock units (“MSU Grants”).  Share-based compensation is recorded in general and administrative expenses in the Consolidated Statements of Income.  Share-based compensation expense is recognized based on the grant date fair value and the achievement of performance conditions for certain awards.  The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or to the date on which retirement eligibility is achieved, if shorter.

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

Recent Accounting Pronouncements Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued accounting guidance which changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition.  This accounting guidance was effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years on a prospective basis.  The adoption of this accounting guidance in the first quarter of 2016 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

•	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2016 were as follows:

	Level 1	Level 2	Level 3	Fair Value
Cash equivalents*	$76,084	$--	$--	$76,084
Interest rate swap asset (see Note 6)	--	--	--	--
Deferred compensation plan assets**	27,764	--	--	27,764
Total assets at fair value	$103,848	$--	$--	$103,848

Interest rate swap liability (see Note 6)	$--	$22,250	$--	$22,250
Total liabilities at fair value	$--	$22,250	$--	$22,250

The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Fair Value
Cash equivalents*	$191,084	$--	$--	$191,084
Interest rate swap asset (see Note 6)	--	3,759	--	3,759
Deferred compensation plan assets**	26,947	--	--	26,947
Total assets at fair value	$218,031	$3,759	$--	$221,790

Interest rate swap liability (see Note 6)	$--	$9,821	$--	$9,821
Total liabilities at fair value	$--	$9,821	$--	$9,821

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

The fair values of accounts receivable and accounts payable at July 29, 2016 and July 31, 2015, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at July 29, 2016 and July 31, 2015.

4.	Inventories

Inventories were comprised of the following at:

	July 29, 2016	July 31, 2015
Retail	$114,610	$115,777
Restaurant	21,522	22,212
Supplies	16,176	15,069
Total	$152,308	$153,058

5.	Debt

On January 8, 2015, the Company entered into a five-year $750,000 revolving credit facility (the “Revolving Credit Facility”).  At both July 29, 2016 and July 31, 2015, the Company had $400,000 in outstanding borrowings under the Revolving Credit Facility.

At July 29, 2016, the Company had $11,045 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 15).  At July 29, 2016, the Company had $338,955 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  At July 29, 2016 and July 31, 2015, the Company’s outstanding borrowings were swapped at a weighted average interest rates of 3.10% and 2.96%, respectively (see Note 6 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At July 29, 2016 and July 31, 2015, the Company was in compliance with all debt covenants.

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

6.	Derivative Instruments and Hedging Activities

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at both July 29, 2016 and July 31, 2015 was 1.25%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at July 29, 2016 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
March 18, 2013	May 3, 2015	3	$50,000	1.51%
April 8, 2013	May 3, 2015	2	50,000	1.05%
April 15, 2013	May 3, 2015	2	50,000	1.03%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.29%
June 18, 2014	May 3, 2015	4	80,000	2.51%
June 24, 2014	May 3, 2015	4	60,000	2.51%
July 1, 2014	May 5, 2015	4	60,000	2.43%
January 30, 2015	May 3, 2019	2	80,000	2.15%
January 30, 2015	May 3, 2019	2	60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%

The notional amount for the interest rate swap entered into on June 18, 2014 increases by $40,000 each May over the four-year term of the interest rate swap until the notional amount reaches $160,000 in May 2018.  The notional amounts for the interest rate swaps entered into on June 24, 2014 and July 1, 2014 increase by $30,000 each May over the four-year terms of the interest rate swaps until the notional amounts each reach $120,000 in May 2018.

The estimated fair values of the Company’s derivative instruments were as follows:

(See Note 3)	Balance Sheet Location	July 29, 2016	July 31, 2015
Interest rate swaps	Other assets	$--	$3,759
Interest rate swaps	Current interest rate swap liability	$180	$1,117
Interest rate swaps	Long-term interest rate swap liability	22,070	8,704
Total liabilities		$22,250	$9,821

The following table summarizes the offsetting of the Company’s derivative assets in the Consolidated Balance Sheets at July 29, 2016 and July 31, 2015:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 3)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Interest rate swaps	$--	$3,878	$--	$(119)	$--	$3,759

The following table summarizes the offsetting of the Company’s derivative liabilities in the Consolidated Balance Sheets at July 29, 2016 and July 31, 2015:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 3)	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Interest rate swaps	$22,250	$9,821	$--	$--	$22,250	$9,821

The estimated fair values of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk.  The adjustment related to the Company’s non-performance risk at July 29, 2016 and July 31, 2015 resulted in reductions of $1,035 and $209, respectively, in the total fair value of the interest rate swap asset and liabilities.  The offset to the interest rate swap asset and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax assets, and will be reclassified into earnings over the term of the underlying debt.  As of July 29, 2016, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $3,227.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for each of the three years:

	Amount of (Loss) Income Recognized in AOCL on Derivatives (Effective Portion)
	2016	2015	2014
Cash flow hedges:
Interest rate swaps	$(16,188)	$1,641	$3,058

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the years ended July 29, 2016, July 31, 2015 and August 1, 2014:

	July 29, 2016	July 31, 2015	August 1, 2014
Beginning AOCL balance	$(3,725)	$(4,733)	$(6,612)

Other comprehensive (loss) income before reclassifications	(6,683)	5,955	6,836
Amounts reclassified from AOCL into earnings	(3,332)	(4,947)	(4,957)
Other comprehensive (loss) income, net of tax	(10,015)	1,008	1,879
Ending AOCL balance	$(13,740)	$(3,725)	$(4,733)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for each of the three years:

Location of Loss Reclassified from AOCL into Income (Effective Portion)		Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		2016	2015	2014
Cash flow hedges:
Interest rate swaps	Interest expense	$5,395	$8,052	$8,068

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the years ended July 29, 2016, July 31, 2015 and August 1, 2014:

Details about AOCL	July 29, 2016	July 31, 2015	August 1, 2014	Affected Line Item in the Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(5,395)	$(8,052)	$(8,068)	Interest expense
Tax benefit	2,063	3,105	3,111	Provision for income taxes
	$(3,332)	$(4,947)	$(4,957)	Net of tax

Any portion of the fair value of the interest rate swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in 2016, 2015 and 2014.

7.	Share Repurchases

In 2016, 2015 and 2014, subject to a maximum amount as specified in the table below and the limits imposed by the Revolving Credit Facility and Prior Credit Facility, the Company was authorized to repurchase shares at management’s discretion.

The following table summarizes our share repurchases for the last three years:

	2016	2015	2014
Maximum aggregate purchase price	$25,000	$25,000	$50,000
Cost of shares repurchased	$14,653	$--	$12,473
Shares of common stock repurchased	100,000	--	120,000

8.	Segment Information

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

Total revenue was comprised of the following at:

	2016	2015	2014
Restaurant	$2,323,199	$2,269,610	$2,137,405
Retail	589,152	572,674	546,272
Total revenue	$2,912,351	$2,842,284	$2,683,677

9.	Leases

As of July 29, 2016, the Company operated 225 stores in leased facilities and also leased certain land, a retail distribution center and advertising billboards.

Rent expense under operating leases, including the sale-leaseback transactions discussed below, for each of the three years was:

Year	Minimum	Contingent	Total
2016	$74,405	$263	$74,668
2015	72,877	252	73,129
2014	71,123	242	71,365

The following is a schedule by year of the future minimum rental payments required under the Company’s operating leases as of July 29, 2016:

Year	Total
2017	$63,435
2018	51,523
2019	47,225
2020	44,707
2021	28,680
Later years	472,277
Total	$707,847

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

The Company leases 65 of its stores pursuant to a sale-leaseback transaction which closed in 2000.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased stores.  At July 29, 2016 and July 31, 2015, the Company was in compliance with these covenants.

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

The 2010 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,500,000 shares of the Company’s common stock.  However, this share reserve is increased by shares awarded under this and Prior Plans which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation.  Additionally, this share reserve was decreased by shares granted from Prior Plans after July 30, 2010 until December 1, 2010.  At July 29, 2016, the number of shares authorized for future issuance under the Company’s active plan is 1,065,840.

The following table summarizes the number of outstanding awards under each plan at July 29, 2016:

2010 Omnibus Plan	200,909
Amended and Restated Stock Option Plan	2,683
2002 Omnibus Incentive Compensation Plan	10,000
Total	213,592

Types of Share-Based Awards

Nonvested Stock

Nonvested stock awards consist of the Company’s common stock, generally accrue dividend equivalents and vest over 1–3 years. The fair value of the Company’s nonvested stock awards which accrue dividends is equal to the market price of the Company’s stock at the date of the grant. Dividends are forfeited for any nonvested stock awards that do not vest.

The Company’s nonvested stock awards include its long-term performance plans which were established by the Committee for the purpose of rewarding certain officers with shares of the Company’s common stock if the Company achieved certain performance targets. The stock awards under the long-term performance plans are calculated or estimated based on achievement of financial performance measures.

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at July 29, 2016:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2016 LTPP	2016 – 2017	2 or 3
2015 LTPP	2015 – 2016	2 or 3

The following table summarizes the shares that have been accrued under the 2016 LTPP and 2015 LTPP at July 29, 2016:

2016 LTPP	14,550
2015 LTPP	74,316

A summary of the Company’s nonvested stock activity as of July 29, 2016, and changes during 2016 are presented in the following table:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 31, 2015	39,163	$95.66
Granted	61,729	149.39
Vested	(60,455)	139.24
Forfeited	--	--
Unvested at July 29, 2016	40,437	$112.52

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2016	2015	2014
Total fair value of nonvested stock	$8,418	$8,152	$17,417

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

•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.
•	The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the three-year performance period.

The following assumptions were used in determining the fair value for the Company’s MSU Grants:

		Year Ended
	July 29, 2016	July 31, 2015	August 1, 2014
Dividend yield***	--	--	--
Expected volatility	23% - 24%	21%	25%
Risk-free interest rate range	0.9% - 1.0%	1.0%	0.7% - 0.8%
***Dividends accrue on the 2014, 2015 and 2016 MSU Grants. Dividends will be forfeited for any 2014, 2015 and 2016 MSU Grants that do not vest.

The following table summarizes the shares that have been accrued under the 2014 MSU Grants, the 2015 MSU Grants and 2016 MSU Grants at July 29, 2016:

Shares
2014 MSU Grants	37,786
2015 MSU Grants	26,955
2016 MSU Grants	6,865

Stock Options

Prior to 2012, stock options were granted with an exercise price equal to the market price of the Company’s stock on the grant date; those option awards generally vest at a cumulative rate of 33% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.  No stock options were granted in 2014, 2015 or 2016.

A summary of the Company’s stock option activity as of July 29, 2016, and changes during 2016 are presented in the following table:

Fixed Options	Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2015	20,458	$33.88
Granted	--	--
Exercised	(7,775)	35.78
Forfeited	--	--
Canceled	--	--
Outstanding at July 29, 2016	12,683	$32.71	1.23	$1,582
Exercisable	12,683	$32.71	1.23	$1,582

The following table summarizes the total intrinsic values of options exercised during each of the three years:

	2016	2015	2014
Total intrinsic values of options exercised*	$917	$4,652	$169
*The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2016	2015	2014
Nonvested stock awards	$10,277	$13,243	$5,762
MSU Grants	2,925	2,967	2,162
Total compensation expense	$13,202	$16,210	$7,924

The following table highlights the total unrecognized compensation expense related to nonvested stock and MSU Grants and the weighted-average periods over which the expense is expected to be recognized as of July 29, 2016:

	Nonvested Stock	MSU Grants
Total unrecognized compensation	$1,521	$2,958
Weighted-average period in years	2.48	1.66

The following table highlights the total income tax benefit recognized in the Consolidated Statements of Income for each of the three years:

	2016	2015	2014
Total income tax benefit	$3,819	$5,056	$2,438

During 2016, the Company issued 80,379 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net reduction to shareholders’ equity of $5,779.  The excess tax benefit realized upon exercise of share-based compensation awards was $2,626.

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

At July 29, 2016, none of the Rights were exercisable.

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

The Rights will expire on April 9, 2018.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock.  In 2016, 2015 and 2014, the Company matched 25% of employee contributions for each participant in either plan up to a total of 6% of the employee’s compensation.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $27,764 is included in other assets and the related liability to the participants of $27,764 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2016	2015	2014
401(k) Savings Plan	$2,528	$2,364	$2,167
Non-Qualified Savings Plan	296	234	253

13.	Income Taxes

The components of the provision for income taxes for each of the three years were as follows:

	2016	2015	2014
Current:
Federal	$62,054	$71,386	$53,713
State	6,447	6,050	4,597
Deferred:
Federal	12,477	(6,178)	(2,863)
State	(3,858)	3,040	3,274
Total provision for income taxes	$77,120	$74,298	$58,721

A reconciliation of the Company’s provision for income taxes and income taxes based on the statutory U.S. federal rate of 35% was as follows:

	2016	2015	2014
Provision computed at federal statutory income tax rate	$93,247	$83,370	$66,797
State and local income taxes, net of federal benefit	1,427	6,378	5,029
Employer tax credits for FICA taxes paid on employee tip income	(11,048)	(10,681)	(9,962)
Other employer tax credits	(7,326)	(5,058)	(3,781)
Other-net	820	289	638
Total provision for income taxes	$77,120	$74,298	$58,721

Significant components of the Company’s net deferred tax liability consisted of the following at:

	July 29, 2016	July 31, 2015
Deferred tax assets:
Compensation and employee benefits	$13,937	$13,721
Deferred rent	17,183	16,022
Accrued liabilities	12,466	16,869
Insurance reserves	11,444	12,074
Inventory	4,368	4,525
Other	8,718	2,606
Deferred tax assets	$68,116	$65,817

Deferred tax liabilities:
Property and equipment	$97,695	$88,651
Inventory	9,803	11,568
Other	12,024	9,534
Deferred tax liabilities	119,522	109,753
Net deferred tax liability	$51,406	$43,936

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets.  As of July 29, 2016 and July 31, 2015, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $21,899 and $25,507, respectively.  Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	July 29, 2016	July 31, 2015	August 1, 2014
Balance at beginning of year	$25,507	$22,832	$20,972
Tax positions related to the current year:
Additions	4,860	3,994	3,989
Reductions	--	--	--
Tax positions related to the prior year:
Additions	2,186	118	1,400
Reductions	(6,896)	(227)	(1,630)
Settlements	(2,324)	(204)	(755)
Expiration of statute of limitations	(1,434)	(1,006)	(1,144)
Balance at end of year	$21,899	$25,507	$22,832

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate.  The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2016	2015	2014
Uncertain tax positions	$14,234	$16,579	$14,840

The Company had $5,497, $9,754 and $8,559 in interest and penalties accrued as of July 29, 2016, July 31, 2015, and August 1, 2014, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $(4,256), $1,194 and $691 in its provision for income taxes on July 29, 2016, July 31, 2015 and August 1, 2014, respectively.  The decrease from 2015 to 2016 is attributable to the Company’s revaluation of select reserves and audit settlements in 2016.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at July 29, 2016 by approximately $2,000 to $3,000 within the next twelve months.  At July 29, 2016, the Company was subject to income tax examinations for its U.S. federal income taxes after 2012 and for state and local income taxes generally after 2012.

14.	Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2016	2015	2014
Net income per share numerator	$189,299	$163,903	$132,128

Net income per share denominator:
Basic weighted average shares outstanding	23,945,041	23,918,368	23,817,768
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	129,232	130,556	148,247
Diluted weighted average shares outstanding	24,074,273	24,048,924	23,966,015

15.	Commitments and Contingencies

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of July 29, 2016, the Company had $11,045 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 5).

As of July 29, 2016, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees, and therefore, no provision has been recorded in the Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third party by the primary obligor under such lease agreements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  At July 31, 2015, the Company recorded a liability related to legal costs which were subsequently settled and paid in 2016.  The Company believes that the amount recorded is immaterial to the Company’s consolidated results of operations and financial position and that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no additional liability has been recorded in the Consolidated Balance Sheet.

16.	Quarterly Financial Data (Unaudited)

Quarterly financial data for 2016 and 2015 are summarized as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016
Total revenue	$702,629	$764,002	$700,136	$745,584
Store operating income	99,627	106,032	103,419	114,375
Income before income taxes	61,764	66,956	63,592	74,107
Net income	40,865	48,242	49,169	51,023
Net income per share – basic	$1.71	$2.02	$2.05	$2.13
Net income per share – diluted	$1.70	$2.01	$2.04	$2.12
2015
Total revenue	$683,428	$755,966	$683,705	$719,185
Store operating income	88,634	108,411	94,047	111,332
Income before income taxes	51,018	66,537	51,447	69,199
Net income	34,024	47,163	35,317	47,399
Net income per share – basic	$1.43	$1.97	$1.48	$1.98
Net income per share – diluted	$1.42	$1.96	$1.47	$1.97

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of July 29, 2016, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended July 29, 2016 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion based on this evaluation.  We have concluded that our internal control over financial reporting was effective as of July 29, 2016, based on these criteria.

In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

/s/Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

/s/Jill M. Golder
Jill M. Golder
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and its subsidiaries (the “Company”) as of July 29, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 29, 2016, and our report dated September 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 26, 2016

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2016 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions—Code of Ethics.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2016 Proxy Statement:  “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in the section of the 2016 Proxy Statement entitled “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2016 Proxy Statement.  No other portion of the section of the 2016 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of September, 2016.

CRACKER BARREL OLD COUNTRY STORE, INC.
By:
/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 26th day of September, 2016.

Name	Title

/s/Sandra B. Cochran
Sandra B. Cochran	President, Chief Executive Officer and Director

/s/Jill M. Golder
Jill M. Golder	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Jeffrey M. Wilson
Jeffrey M. Wilson	Vice President, Corporate Controller (Principal Accounting Officer)

/s/Thomas H. Barr
Thomas H. Barr	Director

/s/James W. Bradford
James W. Bradford	Director and Chairman of the Board

/s/Glenn A. Davenport
Glenn A. Davenport	Director

/s/Richard J. Dobkin
Richard J. Dobkin	Director

/s/Norman E. Johnson
Norman E. Johnson	Director

/s/William W. McCarten
William W. McCarten	Director

/s/Coleman H. Peterson
Coleman H. Peterson	Director

/s/Andrea M. Weiss
Andrea M. Weiss	Director

INDEX TO EXHIBITS

Exhibit

3(I), 4(a)	Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (1)

3(II), 4(b)	Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (2)

4(c), 10(a)
Credit Agreement, dated as of January 8, 2015, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Wells Fargo Bank, National Association as Administrative Agent and Collateral Agent (3)

4(d)	Rights Agreement, dated as of April 9, 2015, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (4)

10(b)	Form of Stock Option Award under the CBRL Group, Inc. 2002 Omnibus Incentive Compensation Plan† (5)

10(c)	Master Lease, dated July 31, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 21 Cracker Barrel Old Country Store® sites (6)

10(d)	Master Lease, dated July 31, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of nine Cracker Barrel Old Country Store® sites*

10(e)	Master Lease, dated July 31, 2000, between Country Stores Property II, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 23 Cracker Barrel Old Country Store® sites*

10(f)	Master Lease, dated July 31, 2000, between Country Stores Property III, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 12 Cracker Barrel Old Country Store® sites*

10(g)	Cracker Barrel Old Country Store, Inc. Amended and Restated Stock Option Plan (as amended to date)† (7)

10(h)	Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (8)

10(i)	Cracker Barrel Old Country Store, Inc. 2002 Omnibus Incentive Compensation Plan (as amended to date)† (9)

10(j)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (10)

10(k)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (11)

10(l)	Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (12)

10(m)	Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (13)

10(n)	Amendment to Deferred Compensation Plan†(14)

10(o)	Executive Employment Agreement with Sandra B. Cochran, dated as of September 26, 2013† (15)

10(p)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (16)

10(q)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2014 Long-Term Incentive Program† (17)

10(r)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2015 Long-Term Incentive Program† (18)

10(s)	Form of Change in Control and Severance Agreement between Cracker Barrel Old Country Store, Inc. and certain of its named officers† (19)

10(t)	Change in Control and Severance Agreement with Edward A. Greene, dated May 22, 2015†**

10(u)	Change in Control and Severance Agreement with Christopher A. Ciavarra, dated May 22, 2015†**

10(v)	Change in Control and Severance Agreement with Lawrence E. Hyatt, dated May 22, 2015†**

10(w)	Change in Control and Severance Agreement with Nicholas V. Flanagan, dated May 22, 2015†**

10(x)	Retirement Agreement with Lawrence E. Hyatt, dated as of September 25, 2015† (20)

10(y)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2016 Annual Bonus Plan† (21)

10(z)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2016 Long-Term Incentive Program† (22)

10(aa)	Change in Control and Severance Agreement with Jill Golder, dated April 28, 2016† (23)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on January 9, 2015.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 9, 2015.

(5)	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2005 (Commission File No. 000-25225).

(6)	Incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2000 (Commission File No. 000-25225).

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 30, 2009 (Commission File No. 000-25225).

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2009 (Commission File No. 000-25225).

(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 29, 2010 (Commission File No. 000-25225).

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(12)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(13)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(14)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011.

(15)	Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended August 2, 2013.

(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013.

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 7, 2014.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on May 22, 2015.

(20)	Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 29, 2015.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 30, 2015.

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 30, 2015.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 29, 2016.

*Document not filed because essentially identical in terms and conditions to Exhibit 10(c).
**Document not filed because essentially identical in terms and conditions to Exhibit 10(s).
†Denotes management contract or compensatory plan, contract or arrangement.