Form 10-Q
period 2016-10-28
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2016-11-22
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 28, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_________ to _________

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

24,038,804 Shares of Common Stock
Outstanding as of November 15, 2016

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended October 28, 2016

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	October 28, 2016	July 29, 2016*
Current Assets:
Cash and cash equivalents	$125,108	$150,966
Accounts receivable	18,862	19,389
Income taxes receivable	--	16,184
Inventories	187,221	152,308
Prepaid expenses and other current assets	18,006	14,573
Deferred income taxes	2,275	2,320
Total current assets	351,472	355,740
Property and equipment	2,030,020	2,011,845
Less: Accumulated depreciation and amortization of capital leases	945,299	931,656
Property and equipment – net	1,084,721	1,080,189
Other assets	62,886	61,735
Total assets	$1,499,079	$1,497,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$119,014	$132,493
Income taxes payable	3,731	--
Current interest rate swap liability	62	180
Other current liabilities	230,701	236,144
Total current liabilities	353,508	368,817

Long-term debt	400,000	400,000
Long-term interest rate swap liability	16,082	22,070
Other long-term obligations	125,878	126,608
Deferred income taxes	56,506	53,726

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 24,032,367 shares issued and outstanding at October 28, 2016, and 23,956,134 shares issued and outstanding at July 29, 2016	240	240
Additional paid-in capital	47,811	51,462
Accumulated other comprehensive loss	(9,969)	(13,740)
Retained earnings	509,023	488,481
Total shareholders’ equity	547,105	526,443
Total liabilities and shareholders’ equity	$1,499,079	$1,497,664

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 29, 2016, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2016.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	October 28, 2016	October 30, 2015

Total revenue	$709,971	$702,629
Cost of goods sold (exclusive of depreciation and rent)	213,109	222,973
Labor and other related expenses	249,104	244,322
Other store operating expenses	137,926	135,707
Store operating income	109,832	99,627
General and administrative expenses	34,088	34,319
Operating income	75,744	65,308
Interest expense	3,676	3,544
Income before income taxes	72,068	61,764
Provision for income taxes	23,713	20,899
Net income	$48,355	$40,865

Net income per share:
Basic	$2.01	$1.71
Diluted	$2.01	$1.70

Weighted average shares:
Basic	24,001,708	23,956,554
Diluted	24,099,013	24,073,052

Dividends declared per share	$1.15	$1.10

Dividends paid per share	$1.15	$4.10

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended
	October 28, 2016	October 30, 2015

Net income	$48,355	$40,865

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	6,106	(4,882)
Income tax expense (benefit)	2,335	(1,849)
Other comprehensive income (loss), net of tax	3,771	(3,033)
Comprehensive income	$52,126	$37,832

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	October 28, 2016	October 30, 2015
Cash flows from operating activities:
Net income	$48,355	$40,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,534	18,687
Loss on disposition of property and equipment	1,107	1,425
Share-based compensation	1,425	1,952
Excess tax benefit from share-based compensation	(1,062)	(1,920)
Changes in assets and liabilities:
Inventories	(34,913)	(33,172)
Other current assets	13,278	(3,960)
Accounts payable	(13,479)	(19,849)
Other current liabilities	1,186	(7,734)
Other long-term assets and liabilities	(1,493)	(649)
Net cash provided by (used in) operating activities	34,938	(4,355)

Cash flows from investing activities:
Purchase of property and equipment	(26,410)	(17,057)
Proceeds from insurance recoveries of property and equipment	74	41
Proceeds from sale of property and equipment	265	45
Net cash used in investing activities	(26,071)	(16,971)

Cash flows from financing activities:
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(6,138)	(5,243)
Purchases and retirement of common stock	--	(14,653)
Dividends on common stock	(29,649)	(98,613)
Excess tax benefit from share-based compensation	1,062	1,920
Net cash used in financing activities	(34,725)	(116,589)

Net decrease in cash and cash equivalents	(25,858)	(137,915)
Cash and cash equivalents, beginning of period	150,966	265,455
Cash and cash equivalents, end of period	$125,108	$127,540

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,160	$3,142
Income taxes	$784	$2,290

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$3,252	$3,971
Change in fair value of interest rate swaps	$6,106	$(4,882)
Change in deferred tax asset for interest rate swaps	$(2,335)	$1,849
Dividends declared but not yet paid	$28,789	$27,632

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

The condensed consolidated balance sheets at October 28, 2016 and July 29, 2016 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended October 28, 2016 and October 30, 2015, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 29, 2016 (the “2016 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2016 Form 10-K.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

Recent Accounting Pronouncements Adopted

Debt Issuance Costs

In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset.  This accounting guidance was effective for fiscal years beginning after December 15, 2015, and interim periods within those years on a retrospective basis.  Since this accounting guidance does not pertain to debt issuance costs related to revolving debt agreements, this accounting guidance did not have a significant impact on the Company’s consolidated financial position or results of operations upon adoption in the first quarter of 2017.

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

Leases

In February 2016, the FASB issued accounting guidance which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  The accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years on a modified retrospective basis.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2020.

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

Share-Based Payments

In March 2016, the FASB issued accounting guidance in order to simplify certain aspects of the accounting and presentation of share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This accounting guidance is effective for fiscal periods beginning after December 15, 2016, and interim periods within those years.  This guidance may be applied either on a prospective basis, retrospective basis or a modified retrospective basis depending on the specific accounting topic covered in the accounting guidance.  Early adoption is permitted. The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2018.

Index
2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at October 28, 2016 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$47,420	$--	$--	$47,420
Deferred compensation plan assets**	29,225	--	--	29,225
Total assets at fair value	$76,645	$--	$--	$76,645

Interest rate swap liability (see Note 5)	$--	$16,144	$--	$16,144
Total liabilities at fair value	$--	$16,144	$--	$16,144

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2016 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$76,084	$--	$--	$76,084
Deferred compensation plan assets**	27,764	--	--	27,764
Total assets at fair value	$103,848	$--	$--	$103,848

Interest rate swap liability (see Note 5)	$--	$22,250	$--	$22,250
Total liabilities at fair value	$--	$22,250	$--	$22,250

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company’s money market fund investments and deferred compensation plan assets are measured at fair value using quoted market prices.  The fair values of the Company’s interest rate swap liabilities are determined based on the present value of expected future cash flows.  Since the values of the Company’s interest rate swaps are based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full terms of the swaps, it is considered a Level 2 input.  Non-performance risk is reflected in determining the fair value of the interest rate swaps by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the terms of the swaps.  Thus, the adjustment for non-performance risk is also considered a Level 2 input.

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at October 28, 2016 and July 29, 2016.

Index
3.	Inventories

Inventories were comprised of the following at:

	October 28, 2016	July 29, 2016
Retail	$146,867	$114,610
Restaurant	22,781	21,522
Supplies	17,573	16,176
Total	$187,221	$152,308

4.	Debt

The Company has a $750,000 revolving credit facility (the “Revolving Credit Facility”), which expires on January 8, 2020.  At both October 28, 2016 and July 29, 2016, the Company had $400,000 of outstanding borrowings under the Revolving Credit Facility.  At October 28, 2016, the Company had $11,180 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 11 for more information on the Company’s standby letters of credit).  At October 28, 2016, the Company had $338,820 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Revolving Credit Facility.  As of October 28, 2016, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.10% (see Note 5 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At October 28, 2016, the Company was in compliance with all financial covenants.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at October 28, 2016 was 1.25%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

Index
A summary of the Company’s interest rate swaps at October 28, 2016 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of October 28, 2016 and July 29, 2016 were as follows:

(See Note 2)	Balance Sheet Location	October 28, 2016	July 29, 2016
Interest rate swaps	Current interest rate swap liability	$62	$180
Interest rate swaps	Long-term interest rate swap liability	16,082	22,070
	Total	$16,144	$22,250

The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at October 28, 2016 and July 29, 2016:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	October 28, 2016	July 29, 2016	October 28, 2016	July 29, 2016	October 28, 2016	July 29, 2016
Interest rate swaps	$16,144	$22,250	$--	$--	$16,144	$22,250

The estimated fair value of the Company’s interest rate swap liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at October 28, 2016 and July 29, 2016 resulted in reductions of $587 and $1,035, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of October 28, 2016, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $3,138.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

Index
The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the three months ended October 28, 2016 and the year ended July 29, 2016:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Three Months Ended October 28, 2016	Year Ended July 29, 2016
Cash flow hedges:
Interest rate swaps	$6,106	$(16,188)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters ended October 28, 2016 and October 30, 2015:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended
		October 28, 2016	October 30, 2015
Cash flow hedges:
Interest rate swaps	Interest expense	$1,243	$1,447

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the three-month periods ended October 28, 2016 and October 30, 2015.

6.	Shareholders’ Equity

During the three months ended October 28, 2016, the Company issued 76,233 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net reduction to shareholders’ equity of $6,138.

During the three months ended October 28, 2016, total share-based compensation expense was $1,425.  The excess tax benefit realized upon exercise of share-based compensation awards was $1,062.

During the three months ended October 28, 2016, the Company paid regular dividends of $1.15 per share of its common stock and declared a regular dividend of $1.15 per share of its common stock that was paid on November 7, 2016 to shareholders of record on October 14, 2016.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the three months ended October 28, 2016 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at July 29, 2016	$(13,740)
Other comprehensive income before reclassifications	4,539
Amounts reclassified from AOCL	(768)
Other comprehensive income, net of tax	3,771
AOCL balance at October 28, 2016	$(9,969)

Index
The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter ended October 28, 2016:

Details about AOCL	Amount Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(1,243)	Interest expense
Tax benefit	475	Provision for income taxes
	$(768)	Net of tax

7.	Seasonality

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

	Quarter Ended
	October 28, 2016	October 30, 2015
Revenue:
Restaurant	$573,677	$562,279
Retail	136,294	140,350
Total revenue	$709,971	$702,629

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended
	October 28, 2016	October 30, 2015
Nonvested stock awards and units	$983	$1,266
Performance-based market stock units (“MSU Grants”)	442	686
	$1,425	$1,952

10.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to stock options, nonvested stock awards and units and MSU Grants issued by the Company are calculated using the treasury stock method.  The outstanding stock options, nonvested stock awards and units and MSU Grants issued by the Company represent the only dilutive effects on diluted consolidated net income per share.

Index
The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	October 28, 2016	October 30, 2015
Net income per share numerator	$48,355	$40,865

Net income per share denominator:
Weighted average shares	24,001,708	23,956,554
Add potential dilution:
Stock options, nonvested stock awards and units and MSU Grants	97,305	116,498
Diluted weighted average shares	24,099,013	24,073,052

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of October 28, 2016, the Company had $11,180 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At October 28, 2016, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of October 28, 2016.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At October 28, 2016, we operated 641 Cracker Barrel stores in 43 states and two Holler & Dash Biscuit HouseTM locations in one state.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2016 (the “2016 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2016 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 21-25 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength for 2017 to grow guest sales and profits.  Our priorities for 2017 consist of the following:

•
Enhancing the core business by increasing our brand’s relevance to customers in order to drive guest traffic and sales in both restaurant and retail across demographic groups and generations and improving our business model to reduce operating costs and further drive margins.  We plan to accomplish this strategy primarily through enhanced marketing messaging, menu innovation and new retail merchandise;

•	Expanding the footprint in new and developing markets while replenishing our store opening pipeline to accelerate future growth. We anticipate opening eight or nine Cracker Barrel stores in 2017; and

•
Extending the brand by optimizing on long-term drivers, such as Holler & Dash Biscuit HouseTM, to further drive shareholder value.  We currently plan to open four or five Holler & Dash Biscuit HouseTM locations during 2017.

We believe that our results for the first quarter of 2017 reflect our initial success in implementing these priorities.  In the first quarter of 2017, we implemented a dual marketing messaging strategy which focused on breakfast all day as well as choice and variety through our Country Dinner Plates menu category. In addition, we continued to reduce operating costs through cost savings initiatives such as our retail sales and service, targeted food management, and the LED lighting installation programs.  We opened two Cracker Barrel stores during the first quarter of 2017.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended October 28, 2016 as compared to the same period in the prior year:

	Quarter Ended
	October 28, 2016	October 30, 2015
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.0	31.7
Labor and other related expenses	35.1	34.8
Other store operating expenses	19.4	19.3
Store operating income	15.5	14.2
General and administrative expenses	4.8	4.9
Operating income	10.7	9.3
Interest expense	0.5	0.5
Income before income taxes	10.2	8.8
Provision for income taxes	3.4	3.0
Net income	6.8%	5.8%

The following table sets forth the number of stores in operation at the beginning and end of the quarters ended October 28, 2016 and October 30, 2015:

	Quarter Ended
	October 28, 2016	October 30, 2015
Open at beginning of period	641	637
Opened during period	2	--
Closed during the period	--	(2)
Open at end of period	643	635

Total Revenue

Total revenue for the first quarter of 2017 increased 1.0%, compared to the same period in the prior year.

Index
The following table highlights the key components of revenue for the quarter ended October 28, 2016 as compared to the quarter ended October 30, 2015:

	Quarter Ended
	October 28, 2016	October 30, 2015
Revenue in dollars:
Restaurant	$573,677	$562,279
Retail	136,294	140,350
Total revenue	$709,971	$702,629
Total revenue by percentage relationships:
Restaurant	80.8%	80.0%
Retail	19.2%	20.0%
Average unit volumes(1):
Restaurant	$893.7	$883.2
Retail	212.3	220.5
Total revenue	$1,106.0	$1,103.7
Comparable store sales increase (decrease):
Restaurant	1.3%	2.5%
Retail	(4.0%)	2.4%
Restaurant and retail	0.2%	2.5%

(1)Average unit volumes include sales of all stores.

For the first quarter of 2017, our comparable store restaurant sales increase consisted of a 3.0% average check increase (including a 2.2% average menu price increase) partially offset by a 1.7% guest traffic decrease.  For the first quarter of 2017, our comparable store retail sales decrease resulted primarily from the decrease in guest traffic and lower performance in apparel and accessories as well as bed and bath merchandise categories.

Restaurant and retail sales from newly opened stores accounted for the remainder of the total revenue increase in the first quarter of 2017 as compared to the same period in the prior year.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the first quarter of 2017 as compared to the same period in the prior year:

	Quarter Ended
	October 28, 2016	October 30, 2015
Cost of Goods Sold in dollars:
Restaurant	$145,536	$154,790
Retail	67,573	68,183
Total Cost of Goods Sold	$213,109	$222,973
Cost of Goods Sold by percentage of revenue:
Restaurant	25.4%	27.5%
Retail	49.6%	48.6%

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the first quarter of 2017 as compared to the same period in the prior year was primarily due to commodity deflation, our menu price increase referenced above and lower food waste.  Commodity deflation was 5.1% in the first quarter of 2017.  Lower food waste accounted for a decrease of 0.3% in restaurant cost of goods sold as a percentage of restaurant revenue for the first quarter of 2017 as compared to the same period in the prior year. We presently expect the rate of commodity deflation to be approximately 3.0% to 4.0% in 2017 as compared to 2016.

The increase in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2017 as compared to the prior year quarter resulted primarily from higher markdowns, lower initial margin and an increase in the provision for obsolete inventory partially offset by higher retail credits.

Index
First Quarter Increase (Decrease) as a Percentage of Retail Revenue
Markdowns	0.9%
Lower initial margin	0.2%
Provision for obsolete inventory	0.1%
Retail credits	(0.1%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue increased to 35.1% in the first quarter of 2017 as compared to 34.8% in the first quarter of 2016.   This percentage change resulted primarily from the following:

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.1%
Store bonus expense	0.1%
Store management compensation	0.1%
Employee health care expenses	(0.2%)

The increase in store hourly labor costs as a percentage of total revenue for the first quarter of 2017 as compared to the same period in the prior year resulted primarily from higher wage inflation.

Higher store bonus expense as a percentage of total revenue for the first quarter of 2017 as compared to the same period in the prior year resulted from better performance against financial objectives in the first quarter of 2017 as compared to the prior year.

The increase in store management compensation expense as a percentage of total revenue for the first quarter of 2017 as compared to the same period in the prior year resulted primarily from higher staffing levels in the first quarter of 2017 as compared to the prior year.

The decrease in employee health care expenses as a percentage of total revenue for the first quarter of 2017 as compared to the same period in the prior year resulted primarily from lower claims activity and increased contributions.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

Other store operating expenses as a percentage of total revenue increased to 19.4% in the first quarter of 2017 as compared to 19.3% in the first quarter of 2016.  This percentage change resulted primarily from the following:

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Depreciation expense	0.2%
Advertising expense	0.1%
Field meetings expense	(0.2%)
Utilities expense	(0.1%)

The increase in depreciation expense as a percentage of total revenue for the first quarter of 2017 as compared to the same period in the prior year resulted from higher planned capital expenditures in the first quarter of 2017 as compared to the prior year.

Index
The increase in advertising expense as a percentage of total revenue for the first quarter of 2017 as compared to the same period in the prior year is consistent with our planned increase in advertising spend for 2017.  In 2017, we plan to spend approximately 2.9% of our revenues on advertising as compared to 2.7% of revenues in 2016.

The decrease in field meetings expense as a percentage of total revenue for the first quarter of 2017 as compared to the same period in the prior year is due to our district manager meeting expense in the first quarter of 2017 being lower than the expenses incurred in the first quarter of 2016 for our bi-annual manager conference and training event.

The decrease in utilities expense as a percentage of total revenue for the first quarter of 2017 as compared to the same period in the prior year resulted primarily from lower natural gas usage due to warmer weather and lower electricity costs.  Lower electricity costs resulted primarily from our LED lighting installation initiative.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 4.8% in the first quarter of 2017 as compared to 4.9% in the first quarter of 2016 primarily due to lower incentive compensation expense.

Interest Expense

Interest expense for the first quarter of 2017 was $3,676 as compared to $3,544 in the first quarter of 2016.  The increase in interest expense for the first quarter of 2017 as compared to the same period in the prior year resulted primarily from higher weighted average interest rates.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 32.9% and 33.8% in the first quarters of 2017 and 2016, respectively. The decrease in the effective tax rate from the first quarter of 2016 to the first quarter of 2017 resulted primarily from higher employer tax credits due to the renewal of the Work Opportunity Tax Credit.  We presently expect our effective tax rate for 2017 to be approximately 32%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $750,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 29, 2016, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first quarter of 2017.

We believe that cash on hand at October 28, 2016, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility, will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From (Used In) Operations

Our operating activities provided net cash of $34,938 for the first quarter of 2017, which represented an increase from the $4,355 net cash used during the first quarter of 2016.  This increase primarily reflected the timing of payments for accounts payable and income taxes, lower bonus payments made in 2017 as a result of the prior year’s performance and higher net income.

Index
Borrowing Capacity and Debt Covenants

At October 28, 2016, we had $400,000 of outstanding borrowings under the Revolving Credit Facility and we had $11,180 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At October 28, 2016, we had $338,820 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $26,336 for the first quarter of 2017 as compared to $17,016 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures from the first quarter of 2016 to the first quarter of 2017 resulted primarily from capital for strategic initiatives and existing stores, as well as an increase in the number of new store locations.  We estimate that our capital expenditures during 2017 will be approximately $125,000.  This estimate includes the acquisition of sites and construction costs of eight or nine new Cracker Barrel stores and four or five new Holler & Dash Biscuit HouseTM locations that we have opened or are expecting to open during 2017, as well as for acquisition and construction costs for store locations to be opened in 2018.  We also expect to increase capital expenditures for technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

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

During the first quarter of 2017, we paid a regular dividend of $1.15 per share, or an aggregate of $29,649.  During the first quarter of 2017, we declared a dividend of $1.15 per share that was paid on November 7, 2016 to shareholders of record on October 14, 2016.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2017.  We did not repurchase any shares of our common stock in the first quarter of 2017.

During the first quarter of 2017, we issued 76,233 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net use of cash of $6,138.

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

We had negative working capital of $2,036 at October 28, 2016 versus negative working capital of $13,077 at July 29, 2016.  Working capital increased from July 29, 2016 primarily because of the use of cash to build retail inventories and the timing of payments for accounts payable partially offset by the timing of payments for income taxes.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2016 Form 10-K for additional information regarding our operating leases.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2016.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2016 Form 10-K for additional information regarding our material commitments.

Recent Accounting Pronouncements Adopted and Not Adopted

See Note 1 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  The adopted accounting guidance discussed in Note 1 did not have a significant impact on our consolidated financial position or results of operations.  Regarding the accounting guidance not yet adopted, we are still evaluating the impact of adopting the accounting guidance.

Critical Accounting Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures.  We base our estimates and judgments on historical experience, current trends, outside advice from parties believed to be experts in such matters, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  However, because future events and their effects cannot be determined with certainty, actual results could differ from those assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2016 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

We have not made any material changes in our methodology for assessing impairments during the first quarter of 2017, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Index
Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first quarter of 2017 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first quarter of 2017 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

We file our income tax returns many months after our year end.  These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, an unsuccessful legal proceeding or a settlement could result in material adjustments to our Consolidated Financial Statements and our consolidated financial position (see Note 13 to our Consolidated Financial Statements contained in the 2016 Form 10-K for additional information).

Share-Based Compensation

Our share-based compensation consists of nonvested stock awards and units and performance-based market stock units (“MSU Grants”).  Share-based compensation expense is recognized based on the grant date fair value and the achievement of performance conditions for certain awards.  We recognize share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or the date on which retirement is achieved, if shorter.

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

The fair value of nonvested stock awards which accrue dividends is equal to the market price of our common stock at the date of grant. Our nonvested stock awards are time vested except for certain awards under our long-term incentive plans, which also contain performance conditions.   At each reporting period, we reassess the probability of achieving the performance conditions under our long-term incentive plans.  Determining whether the performance conditions will be achieved involves judgment, and the estimate of expense for nonvested stock awards may be revised periodically based on changes in our determination of the probability of achieving the performance conditions.  Revisions are reflected in the period in which the estimate is changed.  If any performance conditions are not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

In addition to requiring the requisite service, MSU Grants contain both a market condition based on total shareholder return and a performance condition based on operating income.  Total shareholder return is defined as increases in our stock price plus dividends paid during the performance period.  The number of shares awarded at the end of the performance period for each MSU Grant may increase up to 150% of target in direct proportion to any percentage increase in shareholder value during the performance period.  The probability of the actual shares expected to be awarded is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units awarded.  However, if the performance condition is not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

The fair value of our MSU Grants was determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  The Monte-Carlo simulation model uses the average prices for the 60-consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period.  This model also incorporates the following ranges of assumptions:

•	The expected volatility is a blend of implied volatility based on market-traded options on our stock and historical volatility of our stock over the period commensurate with the performance period.
•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the performance period.
•	The expected dividend yield is assumed to be zero since the award holders are entitled to any dividends paid over the performance period.

We update the historical and implied components of the expected volatility assumption when new grants are made.

Beginning in 2017, we adopted long-term incentive plans that award nonvested stock units based upon relative total shareholder return instead of awarding MSU Grants.  In addition to requiring the requisite service, these nonvested stock units contain both a market condition based on relative total shareholder return and a performance condition based on operating income.  Relative total shareholder return is defined as increases in our stock price plus dividends paid during the performance period as compared to the total shareholder return of a group of peer companies determined by the Compensation Committee.  The number of shares awarded at the end of the performance period for each nonvested stock unit may range from 75% to 125% of the target award.  The probability of the actual shares expected to be awarded is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units awarded.  However, if the performance condition is not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

Index
The fair value of these nonvested stock units was determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  The Monte-Carlo simulation model uses the average prices for the 60-consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period.  This model also incorporates the following ranges of assumptions:

•	The expected volatility is the historical volatility of our stock and the members of the peer group over the period commensurate with the performance period.
•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the performance period.
•	The expected dividend yield is assumed to be zero since the award holders are entitled to any dividends paid over the performance period.

We will update the expected volatility assumption when new grants are made.

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first quarter of 2017 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

Part II, Item 7A of the 2016 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since July 29, 2016.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of October 28, 2016, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 28, 2016 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2016 Form 10-K.

ITEM 6.	Exhibits

See Exhibit Index immediately following the signature page hereto.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: November 22, 2016	By:	/s/Jill M. Golder
Jill M. Golder, Senior Vice President and
Chief Financial Officer

Date: November 22, 2016	By:	/s/Jeffrey M. Wilson
Jeffrey M. Wilson, Vice President, Corporate Controller and Principal Accounting Officer

Index
INDEX TO EXHIBITS

Exhibit

10.1	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY2017 Annual Bonus Plan† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2016)

10.2
Cracker Barrel Old Country Store, Inc. and Subsidiaries FY2017 Long-Term Incentive Program† (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2016)

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