Form 10-Q
period 2017-01-27
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2017-02-21
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 27, 2017

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

24,042,573 Shares of Common Stock
Outstanding as of February 14, 2017

Index
CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended January 27, 2017

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	January 27, 2017	July 29, 2016*
Current Assets:
Cash and cash equivalents	$185,698	$150,966
Accounts receivable	19,654	19,389
Income taxes receivable	--	16,184
Inventories	155,879	152,308
Prepaid expenses and other current assets	18,727	14,573
Deferred income taxes	2,252	2,320
Total current assets	382,210	355,740
Property and equipment	2,050,593	2,011,845
Less: Accumulated depreciation and amortization of capital leases	961,981	931,656
Property and equipment – net	1,088,612	1,080,189
Other assets	64,069	61,735
Total assets	$1,534,891	$1,497,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$100,388	$132,493
Taxes withheld and accrued	27,668	37,561
Income taxes payable	1,632	--
Deferred revenue	96,848	64,028
Other current liabilities	133,099	134,735
Total current liabilities	359,635	368,817

Long-term debt	400,000	400,000
Long-term interest rate swap liability	6,538	22,070
Other long-term obligations	126,607	126,608
Deferred income taxes	60,394	53,726

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 24,042,573 shares issued and outstanding at January 27, 2017, and 23,956,134 shares issued and outstanding at July 29, 2016	240	240
Additional paid-in capital	50,645	51,462
Accumulated other comprehensive loss	(2,933)	(13,740)
Retained earnings	533,765	488,481
Total shareholders’ equity	581,717	526,443
Total liabilities and shareholders’ equity	$1,534,891	$1,497,664

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 29, 2016, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2016.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016

Total revenue	$772,682	$764,002	$1,482,653	$1,466,631
Cost of goods sold (exclusive of depreciation and rent)	254,920	264,932	468,029	487,905
Labor and other related expenses	259,270	251,935	508,374	496,257
Other store operating expenses	140,979	141,103	278,905	276,810
Store operating income	117,513	106,032	227,345	205,659
General and administrative expenses	34,817	35,507	68,905	69,826
Operating income	82,696	70,525	158,440	135,833
Interest expense	3,638	3,569	7,314	7,113
Income before income taxes	79,058	66,956	151,126	128,720
Provision for income taxes	26,331	18,714	50,044	39,613
Net income	$52,727	$48,242	$101,082	$89,107

Net income per share:
Basic	$2.19	$2.02	$4.21	$3.72
Diluted	$2.19	$2.01	$4.19	$3.70

Weighted average shares:
Basic	24,040,243	23,937,812	24,020,976	23,947,183
Diluted	24,109,000	24,047,042	24,106,748	24,060,047

Dividends declared per share	$1.15	$1.10	$3.30	$2.20

Dividends paid per share	$1.15	$1.10	$3.30	$5.20

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016

Net income	$52,727	$48,242	$101,082	$89,107

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	11,394	(5,048)	17,500	(9,930)
Income tax expense (benefit)	4,358	(1,931)	6,693	(3,780)
Other comprehensive income (loss), net of tax	7,036	(3,117)	10,807	(6,150)
Comprehensive income	$59,763	$45,125	$111,889	$82,957

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 27, 2017	January 29, 2016
Cash flows from operating activities:
Net income	$101,082	$89,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,830	37,783
Loss on disposition of property and equipment	2,472	2,667
Share-based compensation	4,011	4,955
Excess tax benefit from share-based compensation	(1,203)	(1,948)
Changes in assets and liabilities:
Inventories	(3,571)	2,099
Other current assets	11,765	(2,471)
Accounts payable	(32,105)	(41,643)
Deferred revenue	32,820	28,222
Other current liabilities	(6,894)	(33,299)
Other long-term assets and liabilities	(705)	141
Net cash provided by operating activities	149,502	85,613

Cash flows from investing activities:
Purchase of property and equipment	(53,194)	(36,972)
Proceeds from insurance recoveries of property and equipment	260	175
Proceeds from sale of property and equipment	412	472
Net cash used in investing activities	(52,522)	(36,325)

Cash flows from financing activities:
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(6,031)	(5,343)
Purchases and retirement of common stock	--	(14,653)
Dividends on common stock	(57,420)	(125,052)
Excess tax benefit from share-based compensation	1,203	1,948
Net cash used in financing activities	(62,248)	(143,100)

Net increase (decrease) in cash and cash equivalents	34,732	(93,812)
Cash and cash equivalents, beginning of period	150,966	265,455
Cash and cash equivalents, end of period	$185,698	$171,643

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,582	$6,331
Income taxes	$28,801	$37,662

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$2,559	$2,988
Change in fair value of interest rate swaps	$17,500	$(9,930)
Change in deferred tax asset for interest rate swaps	$(6,693)	$3,780
Dividends declared but not yet paid	$28,997	$27,877

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

The condensed consolidated balance sheets at January 27, 2017 and July 29, 2016 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and six months ended January 27, 2017 and January 29, 2016, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Index
2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at January 27, 2017 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$110,120	$--	$--	$110,120
Interest rate swap asset (see Note 5)	--	1,790	--	1,790
Deferred compensation plan assets**	28,780	--	--	28,780
Total assets at fair value	$138,900	$1,790	$--	$140,690

Interest rate swap liability (see Note 5)	$--	$6,540	$--	$6,540
Total liabilities at fair value	$--	$6,540	$--	$6,540

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2016 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$76,084	$--	$--	$76,084
Interest rate swap asset (see Note 5)	--	--	--	--
Deferred compensation plan assets**	27,764	--	--	27,764
Total assets at fair value	$103,848	$--	$--	$103,848

Interest rate swap liability (see Note 5)	$--	$22,250	$--	$22,250
Total liabilities at fair value	$--	$22,250	$--	$22,250

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 27, 2017 and July 29, 2016.

Index
3.	Inventories

Inventories were comprised of the following at:

	January 27, 2017	July 29, 2016
Retail	$118,323	$114,610
Restaurant	20,005	21,522
Supplies	17,551	16,176
Total	$155,879	$152,308

4.	Debt

The Company has a $750,000 revolving credit facility (the “Revolving Credit Facility”), which expires on January 8, 2020.  At both January 27, 2017 and July 29, 2016, the Company had $400,000 of outstanding borrowings under the Revolving Credit Facility.  At January 27, 2017, the Company had $9,655 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 11 for more information on the Company’s standby letters of credit).  At January 27, 2017, the Company had $340,345 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Revolving Credit Facility.  As of January 27, 2017, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.10% (see Note 5 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At January 27, 2017, the Company was in compliance with all financial covenants.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at January 27, 2017 was 1.25%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

Index
A summary of the Company’s interest rate swaps at January 27, 2017 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of January 27, 2017 and July 29, 2016 were as follows:

(See Note 2)	Balance Sheet Location	January 27, 2017	July 29, 2016
Interest rate swaps	Other assets	$1,790	$--

Interest rate swaps	Other current liabilities	$2	$180
Interest rate swaps	Long-term interest rate swap liability	6,538	22,070
	Total	$6,540	$22,250

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at January 27, 2017 and July 29, 2016:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	January 27, 2017	July 29, 2016	January 27, 2017	July 29, 2016	January 27, 2017	July 29, 2016
Interest rate swaps	$1,791	$--	$(1)	$--	$1,790	$--

The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at January 27, 2017 and July 29, 2016:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	January 27, 2017	July 29, 2016	January 27, 2017	July 29, 2016	January 27, 2017	July 29, 2016
Interest rate swaps	$6,540	$22,250	$--	$--	$6,540	$22,250

Index
The estimated fair value of the Company’s interest rate swap liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at January 27, 2017 and July 29, 2016 resulted in reductions of $68 and $1,035, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of January 27, 2017, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $2,843.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the six months ended January 27, 2017 and the year ended July 29, 2016:

	Amount of Income (Loss) Recognized in AOCL on Derivatives (Effective Portion)
	Six Months Ended January 27, 2017	Year Ended July 29, 2016
Cash flow hedges:
Interest rate swaps	$17,500	$(16,188)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and six-month periods ended January 27, 2017 and January 29, 2016:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Cash flow hedges:
Interest rate swaps	Interest expense	$1,118	$1,444	$2,361	$2,891

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the six-month periods ended January 27, 2017 and January 29, 2016.

6.	Shareholders’ Equity

During the six months ended January 27, 2017, the Company issued 86,439 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net reduction to shareholders’ equity of $6,031.

During the six months ended January 27, 2017, total share-based compensation expense was $4,011.  The excess tax benefit realized upon exercise of share-based compensation awards was $1,203.

During the six months ended January 27, 2017, the Company paid regular dividends of $3.30 per share of its common stock and declared a regular dividend of $1.15 per share of its common stock that was paid on February 6, 2017 to shareholders of record on January 13, 2017.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the six months ended January 27, 2017 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at July 29, 2016	$(13,740)
Other comprehensive income before reclassifications	12,265
Amounts reclassified from AOCL	(1,458)
Other comprehensive income, net of tax	10,807
AOCL balance at January 27, 2017	$(2,933)

Index
The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and six months ended January 27, 2017:

	Amount Reclassified from AOCL		Affected Line Item in the Condensed Consolidated Financial Statements
	Quarter Ended	Six Months Ended
Loss on cash flow hedges:
Interest rate swaps	$(1,118)	$(2,361)	Interest expense
Tax benefit	428	903	Provision for income taxes
	$(690)	$(1,458)	Net of tax

7.	Seasonality

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

	Quarter Ended		Six Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Revenue:
Restaurant	$591,113	$580,918	$1,164,790	$1,143,197
Retail	181,569	183,084	317,863	323,434
Total revenue	$772,682	$764,002	$1,482,653	$1,466,631

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Nonvested stock awards	$2,115	$2,146	$3,098	$3,412
Performance-based market stock units (“MSU Grants”)	471	857	913	1,543
	$2,586	$3,003	$4,011	$4,955

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Net income per share numerator	$52,727	$48,242	$101,082	$89,107

Net income per share denominator:
Weighted average shares	24,040,243	23,937,812	24,020,976	23,947,183
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	68,757	109,230	85,772	112,864
Diluted weighted average shares	24,109,000	24,047,042	24,106,748	24,060,047

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of January 27, 2017, the Company had $9,655 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At January 27, 2017, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of January 27, 2017.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At January 27, 2017, we operated 641 Cracker Barrel stores in 43 states and four Holler & Dash Biscuit HouseTM locations in three states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2016 (the “2016 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2016 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 22-26 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength throughout 2017 to grow guest sales and profits.  Our priorities for 2017 consist of the following:

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

•	Expanding the footprint in new and developing markets while replenishing our store opening pipeline to accelerate future growth. We anticipate opening eight Cracker Barrel stores during 2017; and

•
Extending the brand by optimizing on long-term drivers, such as Holler & Dash Biscuit HouseTM, to further drive shareholder value.  We currently plan to open four Holler & Dash Biscuit HouseTM locations during 2017.

We remain focused on delivering the benefits of our strategic priorities in 2017.  In addition to store unit growth for both Cracker Barrel and Holler & Dash Biscuit HouseTM locations, we are focused on optimizing our performance through the successful implementation of our cost savings initiatives.  Additionally, our marketing priorities target a dual message of variety and value.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and six-month period ended January 27, 2017 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	33.0	34.7	31.6	33.3
Labor and other related expenses	33.6	33.0	34.3	33.8
Other store operating expenses	18.2	18.4	18.8	18.9
Store operating income	15.2	13.9	15.3	14.0
General and administrative expenses	4.5	4.7	4.6	4.7
Operating income	10.7	9.2	10.7	9.3
Interest expense	0.5	0.5	0.5	0.5
Income before income taxes	10.2	8.7	10.2	8.8
Provision for income taxes	3.4	2.4	3.4	2.7
Net income	6.8%	6.3%	6.8%	6.1%

The following table sets forth the number of stores in operation at the beginning and end of the quarters and six-month periods ended January 27, 2017 and January 29, 2016:

	Quarter Ended		Six Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Open at beginning of the period	643	635	641	637
Opened during the period	2	--	4	--
Closed during the period	--	--	--	(2)
Open at end of the period	645	635	645	635

Index
Total Revenue

Total revenue for the second quarter and first six months of 2017 both increased 1.1% compared to the same periods in the prior year.

The following table highlights the key components of revenue for the quarter and six-month period ended January 27, 2017 as compared to the quarter and six-month period ended January 29, 2016:

	Quarter Ended		Six Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Revenue in dollars:
Restaurant	$591,113	$580,918	$1,164,790	$1,143,197
Retail	181,569	183,084	317,863	323,434
Total revenue	$772,682	$764,002	$1,482,653	$1,466,631
Total revenue by percentage relationships:
Restaurant	76.5%	76.0%	78.6%	77.9%
Retail	23.5%	24.0%	21.4%	22.1%
Average unit volumes(1):
Restaurant	$917.6	$914.9	$1,811.3	$1,798.0
Retail	281.8	288.3	494.3	508.7
Total revenue	$1,199.4	$1,203.2	$2,305.6	$2,306.7
Comparable store sales increase (decrease):
Restaurant	0.6%	0.6%	0.9%	1.5%
Retail	(2.2%)	2.6%	(3.0%)	2.5%
Restaurant and retail	(0.1%)	1.1%	0.1%	1.7%

 (1)Average unit volumes include sales of all stores.

For the second quarter of 2017, our comparable store restaurant sales increase consisted of a 2.7% average check increase (including a 2.1% average menu price increase) partially offset by a 2.1% guest traffic decline.  For the second quarter of 2017, our comparable store retail sales decrease resulted primarily from the decrease in guest traffic and lower performance in the apparel and accessories as well as toys merchandise categories partially offset by strong performance in the media merchandise category.

For the first six months of 2017, our comparable store restaurant sales increase consisted of a 2.8% average check increase (including a 2.1% average menu price increase) partially offset by a 1.9% guest traffic decline.  For the first six months of 2017, our comparable store retail sales decrease resulted primarily from the decrease in guest traffic and lower performance in the apparel and accessories, bed and bath, and toys merchandise categories partially offset by strong performance in the media merchandise category.

Restaurant and retail sales from newly opened stores accounted for the remainder of the total revenue increase in the second quarter and first six months of 2017 as compared to the same periods in the prior year.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the second quarter and first six months of 2017 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Cost of Goods Sold in dollars:
Restaurant	$153,316	$164,776	$298,852	$319,566
Retail	101,604	100,156	169,177	168,339
Total Cost of Goods Sold	$254,920	$264,932	$468,029	$487,905
Cost of Goods Sold by percentage of revenue:
Restaurant	25.9%	28.4%	25.7%	28.0%
Retail	56.0%	54.7%	53.2%	52.0%

Index
The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the second quarter of 2017 as compared to the same period in the prior year was primarily the result of commodity deflation, our menu price increase referenced above and lower food waste partially offset by a shift to higher cost menu items.  Commodity deflation was 7.8% in the second quarter of 2017.  Lower food waste accounted for a decrease of 0.2% in restaurant cost of goods sold as a percentage of restaurant revenue for the second quarter of 2017 as compared to the same period in the prior year. Higher cost menu items accounted for an increase of 0.3% in restaurant cost of goods sold as a percentage of restaurant revenue for the second quarter of 2017 as compared to the same period in the prior year.

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the first six months of 2017 as compared to the same period in the prior year was the result of commodity deflation, our menu price increase referenced above and lower food waste.  Commodity deflation was 6.5% in the first six months of 2017.  Lower food waste accounted for a decrease of 0.2% in restaurant cost of goods sold as a percentage of restaurant revenue for the first six months of 2017 as compared to the same period in the prior year.

We presently expect the rate of commodity deflation to be approximately 4.0% in 2017 as compared to 2016.

The increase in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2017 as compared to the prior year quarter resulted from higher markdowns and lower initial margin which were partially offset by a decrease in the provision for obsolete inventory.

Second Quarter Increase (Decrease) as a Percentage of Retail Revenue
Markdowns	1.2%
Lower initial margin	0.4%
Provision for obsolete inventory	(0.3%)

The increase in retail cost of goods sold as a percentage of retail revenue in the first six months of 2017 as compared to the same period in the prior year resulted primarily from higher markdowns and lower initial margin which were partially offset by a decrease in the provision for obsolete inventory.

First Six Months Increase (Decrease) as a Percentage of Retail Revenue
Markdowns	1.1%
Lower initial margin	0.3%
Provision for obsolete inventory	(0.1%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue increased to 33.6% in the second quarter of 2017 as compared to 33.0% in the second quarter of 2016.   This percentage change resulted primarily from the following:

Second Quarter Increase as a Percentage of Total Revenue
Store bonus expense	0.2%
Store management compensation	0.1%
Store hourly labor	0.1%

Index
Labor and related expenses as a percentage of total revenue increased to 34.3% in the first six months of 2017 as compared to 33.8% in the same period in the prior year.  This percentage change resulted from the following:

First Six Months Increase as a Percentage of Total Revenue
Store bonus expense	0.2%
Store management compensation	0.1%
Store hourly labor	0.1%

Higher store bonus expense as a percentage of total revenue for the second quarter and the first six months of 2017 as compared to the same periods in the prior year resulted from better performance against financial objectives in the second quarter and first six months of 2017 as compared to the same periods in the prior year.

The increase in store management compensation expense as a percentage of total revenue for the second quarter and first six months of 2017 as compared to the same periods in the prior year resulted primarily from higher staffing levels in the second quarter and first six months of 2017 as compared to the same periods in the prior year.

The increase in store hourly labor costs as a percentage of total revenue for the second quarter and the first six months of 2017 as compared to the same periods in the prior year resulted primarily from wage inflation.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

Other store operating expenses as a percentage of total revenue decreased to 18.2% in the second quarter of 2017 as compared to 18.4% in the second quarter of 2016.  This percentage change resulted primarily from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Maintenance expense	(0.4%)
Advertising expense	(0.2%)
Utilities expense	(0.1%)
Depreciation expense	0.3%
Supplies expense	0.1%

Other store operating expenses as a percentage of total revenue decreased to 18.8% in the first six months of 2017 as compared to 18.9% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Six Months (Decrease) Increase as a Percentage of Total Revenue
Maintenance expense	(0.3%)
Utilities expense	(0.1%)
Depreciation expense	0.2%

The decreases in maintenance expense as a percentage of total revenue for the second quarter and first six months of 2017 as compared to the same periods in the prior year resulted primarily from better cost management.

Index
The decrease in advertising expense as a percentage of total revenue for the second quarter of 2017 as compared to the same period in the prior year resulted primarily from lower television advertising spending due to a more efficient media buying strategy.  In 2017, we plan to spend approximately 2.9% of our revenues on advertising as compared to 2.7% of revenues in 2016.

The decreases in utilities expense as a percentage of total revenue for the second quarter and first six months of 2017 as compared to the same periods in the prior year resulted primarily from lower electricity costs partially offset by higher natural gas costs.  Lower electricity costs resulted primarily from our cost saving initiatives.  Higher natural gas costs for the second quarter of 2017 as compared to the same period in the prior year resulted from an increase in natural gas rates and an increase in usage due to colder weather.  Higher natural gas costs for the first six months resulted from an increase in natural gas rates partially offset by lower usage due to warmer weather.

The increases in depreciation expense as a percentage of total revenue for the second quarter and first six months of 2017 as compared to the same periods in the prior year resulted from higher capital expenditures in the second quarter and first six months of 2017 as compared to the same periods in the prior year.  We presently expect depreciation expense for 2017 to be approximately $85,000 to $87,000.

The increase in supplies expense as a percentage of total revenue for the second quarter of 2017 as compared to the same period in the prior year resulted primarily from higher costs for packaging associated with the increase in seasonal to go volume.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 4.5% in the second quarter of 2017 as compared to 4.7% in the second quarter of 2016 primarily due to lower manager training costs associated with higher management staffing counts.

General and administrative expenses as a percentage of total revenue remained relatively constant at 4.6% in the first six months of 2017 as compared to 4.7% in the same period in the prior year.

Interest Expense

Interest expense for the second quarter of 2017 was $3,638 as compared to $3,569 in the second quarter of 2016.  Interest expense for the first six months of 2017 was $7,314 as compared to $7,113 in the same period in the prior year.  The increases in interest expense for both the second quarter and first six months of 2017 as compared to the same periods in the prior year resulted primarily from higher weighted average interest rates.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 33.3% and 27.9% in the second quarters of 2017 and 2016, respectively. The increase in the effective tax rate from the second quarter of 2016 to the second quarter of 2017 resulted primarily from lower than anticipated Work Opportunity Tax Credit (“WOTC”) collections during the second quarter of 2017 and the WOTC benefit recognized in the prior year as a result of the retroactive reinstatement.

The effective tax rate was 33.1% and 30.8% in the first six months of 2017 and 2016, respectively.  The increase in the effective tax rate from the first six months of 2016 to the first six months of 2017 resulted primarily from lower than anticipated WOTC collections during the first six months of 2017, the impact of the WOTC benefit recognized in the prior year as a result of the retroactive reinstatement of WOTC, and more favorable tax adjustments in the prior year associated with audit settlements than in the current year.  We presently expect our effective tax rate for 2017 to be approximately 32%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $750,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 29, 2016, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first six months of 2017.

Index
We believe that cash on hand at January 27, 2017, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility, will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $149,502 for the first six months of 2017, which represented an increase from the $85,613 net cash provided during the first six months of 2016.  This increase primarily reflected the timing of payments for income taxes and accounts payable, higher net income and lower incentive compensation payments made in 2017 as a result of the prior year’s performance.

Borrowing Capacity and Debt Covenants

At January 27, 2017, we had $400,000 of outstanding borrowings under the Revolving Credit Facility and we had $9,655 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At January 27, 2017, we had $340,345 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $52,934 for the first six months of 2017 as compared to $36,797 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures from the first six months of 2016 to the first six months of 2017 resulted primarily from an increase in the number of new store locations and capital for strategic initiatives.  We estimate that our capital expenditures during 2017 will be approximately $125,000.  This estimate includes the acquisition of sites and construction costs of eight new Cracker Barrel stores and four new Holler & Dash Biscuit HouseTM locations that we have opened or are expecting to open during 2017, as well as for acquisition and construction costs for store locations to be opened in 2018.  We also expect to increase capital expenditures for technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

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

During the first six months of 2017, we paid a regular dividend of $3.30 per share.  During the second quarter of 2017, we declared a dividend of $1.15 per share that was paid on February 6, 2017 to shareholders of record on January 13, 2017.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2017.  We did not repurchase any shares of our common stock in the first six months of 2017.

Index
During the first six months of 2017, we issued 86,439 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net use of cash of $6,031.

Working Capital

In the restaurant industry, virtually all sales are either for cash or second-party credit or debit card.   Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally are generally financed from normal trade credit.  Because of our retail gift shops, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories purchased domestically are generally financed from normal trade credit, while imported retail inventories are generally purchased through wire transfers.  These various trade terms are aided by the rapid turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears for hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses, such as certain taxes and some benefits, are deferred for longer periods of time.

We had positive working capital of $22,575 at January 27, 2017 versus negative working capital of $13,077 at July 29, 2016.  Working capital increased from July 29, 2016 primarily as the result of an increase in cash and the timing of payments for accounts payable partially offset by the timing of payments for certain taxes and the net change in working capital related to the increase in sales of our gift cards during the holiday shopping season.

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2017, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Index
Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first six months of 2017 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2017 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

Tax Provision

We must make estimates of certain items that comprise our income tax provision.  These estimates include effective state and local income tax rates, employer tax credits for items such as FICA taxes paid on employee tip income, WOTC, as well as estimates related to certain depreciation and capitalization policies.  Our estimates are made based on current tax laws, the best available information at the time of the provision and historical experience.

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

The fair value of our MSU Grants was determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  The Monte-Carlo simulation model uses the average prices for the 60-consecutive calendar days beginning 30 days prior to and ending 30 days after the second business day of the performance period.  This model also incorporates the following ranges of assumptions:

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

We update the historical and implied components of the expected volatility assumption when new grants are made.  No MSU Grants have been awarded in 2017.

Beginning in 2017, we adopted long-term incentive plans that award nonvested stock units based upon relative total shareholder return.  In addition to requiring the requisite service, these nonvested stock units contain both a market condition based on relative total shareholder return and a performance condition based on operating income.  Relative total shareholder return is defined as increases in our stock price plus dividends paid during the performance period as compared to the total shareholder return of a group of peer companies determined by the Compensation Committee.  The number of shares awarded at the end of the performance period for each nonvested stock unit may range from 75% to 125% of the target award.  The probability of the actual shares expected to be awarded is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units awarded.  However, if the performance condition is not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

Index
The fair value of these nonvested stock units was determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  The Monte-Carlo simulation model uses the average prices for the 60-consecutive calendar days beginning 30 days prior to and ending 30 days after the second business day of the performance period.  This model also incorporates the following ranges of assumptions:

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first six months of 2017 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 27, 2017, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 27, 2017 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 21, 2017	By:	/s/Jill M. Golder
Jill M. Golder, Senior Vice President and Chief Financial Officer

Date: February 21, 2017	By:	/s/Jeffrey M. Wilson
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