Form 10-Q
period 2017-04-28
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2017-05-23
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 28, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to ____________

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
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

24,042,573 Shares of Common Stock
Outstanding as of May 16, 2017

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended April 28, 2017

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	April 28, 2017	July 29, 2016*
Current Assets:
Cash and cash equivalents	$183,693	$150,966
Property held for sale	200	--
Accounts receivable	18,602	19,389
Income taxes receivable	1,344	16,184
Inventories	155,532	152,308
Prepaid expenses and other current assets	15,902	14,573
Deferred income taxes	2,867	2,320
Total current assets	378,140	355,740
Property and equipment	2,072,196	2,011,845
Less: Accumulated depreciation and amortization of capital leases	978,842	931,656
Property and equipment – net	1,093,354	1,080,189
Other assets	63,534	61,735
Total assets	$1,535,028	$1,497,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$98,462	$132,493
Other current liabilities	239,808	236,324
Total current liabilities	338,270	368,817

Long-term debt	400,000	400,000
Long-term interest rate swap liability	6,523	22,070
Other long-term obligations	128,230	126,608
Deferred income taxes	60,045	53,726

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 24,042,573 shares issued and outstanding at April 28, 2017, and 23,956,134 shares issued and outstanding at July 29, 2016	240	240
Additional paid-in capital	52,981	51,462
Accumulated other comprehensive loss	(4,028)	(13,740)
Retained earnings	552,767	488,481
Total shareholders’ equity	601,960	526,443
Total liabilities and shareholders’ equity	$1,535,028	$1,497,664

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 29, 2016, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2016.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016

Total revenue	$700,410	$700,136	$2,183,063	$2,166,767

Cost of goods sold (exclusive of depreciation and rent)	205,882	212,382	673,911	700,287
Labor and other related expenses	250,819	249,324	759,193	745,581
Other store operating expenses	136,231	135,011	415,136	411,821
Store operating income	107,478	103,419	334,823	309,078
General and administrative expenses	36,000	36,391	104,905	106,217
Operating income	71,478	67,028	229,918	202,861
Interest expense	3,389	3,436	10,703	10,549
Income before income taxes	68,089	63,592	219,215	192,312
Provision for income taxes	21,165	14,423	71,209	54,036
Net income	$46,924	$49,169	$148,006	$138,276

Net income per share:
Basic	$1.95	$2.05	$6.16	$5.77
Diluted	$1.95	$2.04	$6.14	$5.75

Weighted average shares:
Basic	24,042,573	23,941,188	24,028,175	23,945,184
Diluted	24,121,203	24,073,778	24,111,753	24,064,624

Dividends declared per share	$1.15	$1.10	$3.45	$3.30

Dividends paid per share	$1.15	$1.10	$3.45	$6.30

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Nine Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016

Net income	$46,924	$49,169	$148,006	$138,276

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	(1,773)	(1,578)	15,728	(11,508)
Income tax expense (benefit)	(678)	(603)	6,016	(4,383)
Other comprehensive income (loss), net of tax	(1,095)	(975)	9,712	(7,125)
Comprehensive income	$45,829	$48,194	$157,718	$131,151

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	April 28, 2017	April 29, 2016
Cash flows from operating activities:
Net income	$148,006	$138,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,628	57,481
Loss on disposition of property and equipment	3,760	3,812
Share-based compensation	6,347	8,893
Excess tax benefit from share-based compensation	(1,203)	(2,063)
Changes in assets and liabilities:
Inventories	(3,224)	7,176
Other current assets	15,501	(10,294)
Accounts payable	(34,031)	(45,106)
Other current liabilities	5,013	(11,841)
Other long-term assets and liabilities	(725)	3,024
Net cash provided by operating activities	203,072	149,358
Cash flows from investing activities:
Purchase of property and equipment	(81,249)	(69,994)
Proceeds from insurance recoveries of property and equipment	388	490
Proceeds from sale of property and equipment	413	639
Net cash used in investing activities	(80,448)	(68,865)
Cash flows from financing activities:
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(6,031)	(5,281)
Purchases and retirement of common stock	--	(14,653)
Dividends on common stock	(85,069)	(151,385)
Excess tax benefit from share-based compensation	1,203	2,063
Net cash used in financing activities	(89,897)	(169,256)

Net increase (decrease) in cash and cash equivalents	32,727	(88,763)
Cash and cash equivalents, beginning of period	150,966	265,455
Cash and cash equivalents, end of period	$183,693	$176,692

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,880	$9,598
Income taxes	$54,201	$58,684

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$3,845	$3,838
Change in fair value of interest rate swaps	$15,727	$(11,508)
Change in deferred tax asset for interest rate swaps	$(6,015)	$4,383
Dividends declared but not yet paid	$29,270	$28,289

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

The condensed consolidated balance sheets at April 28, 2017 and July 29, 2016 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and nine months ended April 28, 2017 and April 29, 2016, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Index
Inventory

In July 2015, the FASB issued accounting guidance which requires companies to measure certain inventory at the lower of cost and net realizable value.  This accounting guidance does not apply to inventories measured by using either the last-in, first-out method or the retail inventory method.   This accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years on a prospective basis.  Early application is permitted.  The Company does not expect that the adoption of this accounting guidance in the first quarter of 2018 will have a significant impact on the Company’s consolidated financial position or results of operations.

Deferred Taxes

In November 2015, in order to simplify the presentation of deferred income taxes, the FASB issued accounting guidance which requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet.  This accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years.  This accounting guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Other than the revised balance sheet presentation of deferred tax liabilities and assets, the Company does not expect that the adoption of this accounting guidance in the first quarter of 2018 will have a significant impact on the Company’s consolidated financial position or results of operations.

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

Index
2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at April 28, 2017 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$106,524	$--	$--	$106,524
Deferred compensation plan assets**	30,101	--	--	30,101
Total assets at fair value	$136,625	$--	$--	$136,625

Interest rate swap liability (see Note 5)	$--	$6,523	$--	$6,523
Total liabilities at fair value	$--	$6,523	$--	$6,523

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2016 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$76,084	$--	$--	$76,084
Deferred compensation plan assets**	27,764	--	--	27,764
Total assets at fair value	$103,848	$--	$--	$103,848

Interest rate swap liability (see Note 5)	$--	$22,250	$--	$22,250
Total liabilities at fair value	$--	$22,250	$--	$22,250

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at April 28, 2017 and July 29, 2016.

Index
3.	Inventories

Inventories were comprised of the following at:

	April 28, 2017	July 29, 2016
Retail	$117,845	$114,610
Restaurant	20,350	21,522
Supplies	17,337	16,176
Total	$155,532	$152,308

4.	Debt

The Company has a $750,000 revolving credit facility (the “Revolving Credit Facility”), which expires on January 8, 2020.  At both April 28, 2017 and July 29, 2016, the Company had $400,000 of outstanding borrowings under the Revolving Credit Facility.  At April 28, 2017, the Company had $9,655 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 11 for more information on the Company’s standby letters of credit).  At April 28, 2017, the Company had $340,345 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Revolving Credit Facility.  As of April 28, 2017, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 2.85% (see Note 5 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At April 28, 2017, the Company was in compliance with all financial covenants.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at April 28, 2017 was 1.00%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

Index
A summary of the Company’s interest rate swaps at April 28, 2017 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of April 28, 2017 and July 29, 2016 were as follows:

(See Note 2)	Balance Sheet Location	April 28, 2017	July 29, 2016
Interest rate swaps	Other current liabilities	$--	$180
Interest rate swaps	Long-term interest rate swap liability	6,523	22,070
	Total	$6,523	$22,250

The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at April 28, 2017 and July 29, 2016:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	April 28, 2017	July 29, 2016	April 28, 2017	July 29, 2016	April 28, 2017	July 29, 2016
Interest rate swaps	$6,559	$22,250	$(36)	$--	$6,523	$22,250

The estimated fair value of the Company’s interest rate swap liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at April 28, 2017 and July 29, 2016 resulted in reductions of $112 and $1,035, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of April 28, 2017, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $2,780.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

Index
The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the nine months ended April 28, 2017 and the year ended July 29, 2016:

	Amount of Income (Loss) Recognized in AOCL on Derivatives (Effective Portion)
	Nine Months Ended April 28, 2017	Year Ended July 29, 2016
Cash flow hedges:
Interest rate swaps	$15,727	$(16,188)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and nine-month periods ended April 28, 2017 and April 29, 2016:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Cash flow hedges:
Interest rate swaps	Interest expense	$993	$1,409	$3,354	$4,301

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the nine-month periods ended April 28, 2017 and April 29, 2016.

6.	Shareholders’ Equity

During the nine months ended April 28, 2017, the Company issued 86,439 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net reduction to shareholders’ equity of $6,031.

During the nine months ended April 28, 2017, total share-based compensation expense was $6,347.  The excess tax benefit realized upon exercise of share-based compensation awards was $1,203.

During the nine months ended April 28, 2017, the Company paid regular dividends of $3.45 per share of its common stock and declared a regular dividend of $1.15 per share of its common stock that was paid on May 5, 2017 to shareholders of record on April 14, 2017.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the nine months ended April 28, 2017 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at July 29, 2016	$(13,740)
Other comprehensive income before reclassifications	11,783
Amounts reclassified from AOCL	(2,071)
Other comprehensive income, net of tax	9,712
AOCL balance at April 28, 2017	$(4,028)

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and nine months ended April 28, 2017:

	Amount Reclassified from AOCL		Affected Line Item in the
	Quarter Ended	Nine Months Ended	Condensed Consolidated Financial Statements
Loss on cash flow hedges:
Interest rate swaps	$(993)	$(3,354)	Interest expense
Tax benefit	380	1,283	Provision for income taxes
	$(613)	$(2,071)	Net of tax

Index
7.	Seasonality

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

	Quarter Ended		Nine Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Revenue:
Restaurant	$575,098	$570,477	$1,739,888	$1,713,674
Retail	125,312	129,659	443,175	453,093
Total revenue	$700,410	$700,136	$2,183,063	$2,166,767

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Nonvested stock awards	$1,947	$3,161	$5,045	$6,573
Performance-based market stock units (“MSU Grants”)	389	777	1,302	2,320
	$2,336	$3,938	$6,347	$8,893

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

Index
The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Net income per share numerator	$46,924	$49,169	$148,006	$138,276

Net income per share denominator:
Weighted average shares	24,042,573	23,941,188	24,028,175	23,945,184
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	78,630	132,590	83,578	119,440
Diluted weighted average shares	24,121,203	24,073,778	24,111,753	24,064,624

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of April 28, 2017, the Company had $9,655 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At April 28, 2017, the Company is secondarily liable for lease payments associated with two properties occupied by a third party.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of April 28, 2017.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At April 28, 2017, we operated 643 Cracker Barrel stores in 44 states and four Holler & Dash Biscuit HouseTM locations in three states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

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

•	Expanding the footprint in new and developing markets while replenishing our store opening pipeline to accelerate future growth. We anticipate opening six Cracker Barrel stores during 2017; and

•
Extending the brand by optimizing on long-term drivers, such as Holler & Dash Biscuit HouseTM, to further drive shareholder value.  We currently plan to open three Holler & Dash Biscuit HouseTM locations during 2017.

We remain committed to delivering on our 2017 strategic priorities through new store growth, marketing messaging that emphasizes variety and value and the implementation of cost reduction initiatives.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and nine-month period ended April 28, 2017 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	29.4	30.3	30.9	32.3
Labor and other related expenses	35.8	35.6	34.8	34.4
Other store operating expenses	19.5	19.3	19.0	19.0
Store operating income	15.3	14.8	15.3	14.3
General and administrative expenses	5.1	5.2	4.8	4.9
Operating income	10.2	9.6	10.5	9.4
Interest expense	0.5	0.5	0.5	0.5
Income before income taxes	9.7	9.1	10.0	8.9
Provision for income taxes	3.0	2.1	3.2	2.5
Net income	6.7%	7.0%	6.8%	6.4%

The following table sets forth the number of stores in operation at the beginning and end of the quarters and nine-month periods ended April 28, 2017 and April 29, 2016:

	Quarter Ended		Nine Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Open at beginning of the period	645	635	641	637
Opened during the period	2	1	6	1
Closed during the period	--	--	--	(2)
Open at end of the period	647	636	647	636

Index
Total Revenue

Total revenue for the third quarter of 2017 remained flat compared to the third quarter of 2016.  Total revenue for the first nine months of 2017 increased 0.8% compared to the same period in the prior year.

The following table highlights the key components of revenue for the quarter and nine-month period ended April 28, 2017 as compared to the quarter and nine-month period ended April 29, 2016:

	Quarter Ended		Nine Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Revenue in dollars:
Restaurant	$575,098	$570,477	$1,739,888	$1,713,674
Retail	125,312	129,659	443,175	453,093
Total revenue	$700,410	$700,136	$2,183,063	$2,166,767
Total revenue by percentage relationships:
Restaurant	82.1%	81.5%	79.7%	79.1%
Retail	17.9%	18.5%	20.3%	20.9%
Average unit volumes(1):
Restaurant	$890.8	$898.4	$2,702.0	$2,696.4
Retail	194.1	204.2	688.3	712.9
Total revenue	$1,084.9	$1,102.6	$3,390.3	$3,409.3
Comparable store sales (decrease) increase:
Restaurant	(0.4%)	2.3%	0.5%	1.8%
Retail	(4.7%)	2.2%	(3.4%)	2.5%
Restaurant and retail	(1.2%)	2.3%	(0.3%)	1.9%

(1)Average unit volumes include sales of all stores.

For the third quarter of 2017, our comparable store restaurant sales decrease consisted of a 2.1% guest traffic decline partially offset by a 1.7% average check increase (including a 1.6% average menu price increase).  Beginning in the third quarter of 2017, we modified our method for calculating traffic to more accurately reflect both dine-in and off premise dining occasions.  We now measure traffic growth as change in entrees sold, which includes entrees in our dine-in, to-go and catering business.  We believe this measurement approach more accurately reflects underlying business growth. For the third quarter of 2017, our comparable store retail sales decrease resulted primarily from the decrease in guest traffic and lower performance in the accessories, media and bed and bath merchandise categories.

For the first nine months of 2017, our comparable store restaurant sales increase consisted of a 1.9% average check increase (including a 1.9% average menu price increase) partially offset by a 1.4% guest traffic decline.  For the first nine months of 2017, our comparable store retail sales decrease resulted primarily from the decrease in guest traffic and lower performance in the apparel and accessories, bed and bath, and toys merchandise categories partially offset by strong performance in the media merchandise category.  Restaurant and retail sales from newly opened stores accounted for the remainder of the total revenue increase in the first nine months of 2017 as compared to the same period in the prior year.

Index
Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the third quarter and first nine months of 2017 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Cost of Goods Sold in dollars:
Restaurant	$142,486	$149,484	$441,338	$469,050
Retail	63,396	62,898	232,573	231,237
Total Cost of Goods Sold	$205,882	$212,382	$673,911	$700,287
Cost of Goods Sold by percentage of revenue:
Restaurant	24.8%	26.2%	25.4%	27.4%
Retail	50.6%	48.5%	52.5%	51.0%

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter of 2017 as compared to the same period in the prior year was the result of commodity deflation, our menu price increase referenced above and lower food waste.  Commodity deflation was 3.9% in the third quarter of 2017.  Lower food waste accounted for a decrease of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the third quarter of 2017 as compared to the same period in the prior year.

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the first nine months of 2017 as compared to the same period in the prior year was the result of commodity deflation, our menu price increase referenced above and lower food waste partially offset by a shift to higher cost menu items.  Commodity deflation was 5.6% in the first nine months of 2017.  Lower food waste accounted for a decrease of 0.2% in restaurant cost of goods sold as a percentage of restaurant revenue for the first nine months of 2017 as compared to the same period in the prior year.  Higher cost menu items accounted for an increase of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the first nine months of 2017 as compared to the same period in the prior year.

We presently expect the rate of commodity deflation to be approximately 4.5% in 2017 as compared to 2016.

The increase in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2017 as compared to the prior year quarter resulted primarily from an increase in the provision for obsolete inventory, higher markdowns, higher shrinkage, lower initial margin and higher freight expense.

Third Quarter Increase as a Percentage of Retail Revenue
Provision for obsolete inventory	0.7%
Markdowns	0.5%
Retail inventory shrinkage	0.4%
Lower initial margin	0.3%
Freight	0.1%

The increase in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2017 as compared to the same period in the prior year resulted primarily from higher markdowns, lower initial margin, an increase in the provision for obsolete inventory and higher shrinkage.

First Nine Months Increase as a Percentage of Retail Revenue
Markdowns	0.9%
Lower initial margin	0.3%
Provision for obsolete inventory	0.1%
Retail inventory shrinkage	0.1%

Index
Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue increased to 35.8% in the third quarter of 2017 as compared to 35.6% in the third quarter of 2016.   This percentage change resulted from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Store management compensation	0.2%
Miscellaneous wages	0.1%
Employee health care expenses	(0.1%)

Labor and related expenses as a percentage of total revenue increased to 34.8% in the first nine months of 2017 as compared to 34.4% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Nine Months Increase as a Percentage of Total Revenue
Store management compensation	0.1%
Store bonus expense	0.1%
Store hourly labor	0.1%

The increases in store management compensation expense as a percentage of total revenue for the third quarter and first nine months of 2017 as compared to the same periods in the prior year were primarily due to an increase in variable costs resulting from a higher rate of vacancy in management headcounts.

The increase in miscellaneous wages as a percentage of total revenue for the third quarter of 2017 as compared to the same period in the prior year resulted primarily from expenses associated with maintenance labor and an increase in vacation expense.

The decrease in employee health care expenses as a percentage of total revenue for the third quarter of 2017 as compared to the same period in the prior year resulted primarily from lower claims activity and a favorable adjustment to the claims reserve.

Higher store bonus expense as a percentage of total revenue for the first nine months of 2017 as compared to the same period in the prior year resulted from better performance against financial objectives in the first nine months of 2017 as compared to the same period in the prior year.

The increase in store hourly labor costs as a percentage of total revenue for the first nine months of 2017 as compared to the same period in the prior year resulted primarily from wage inflation.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

Index
Other store operating expenses as a percentage of total revenue increased to 19.5% in the third quarter of 2017 as compared to 19.3% in the third quarter of 2016.  This percentage change resulted primarily from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Depreciation expense	0.3%
Advertising expense	0.2%
Maintenance expense	(0.4%)

Other store operating expenses as a percentage of total revenue remained flat at 19.0% in the first nine months of 2017 as compared to the same period in the prior year primarily as a result of the following:

First Nine Months (Decrease) Increase as a Percentage of Total Revenue
Maintenance expense	(0.3%)
Utilities expense	(0.1%)
Depreciation expense	0.3%

The increases in depreciation expense as a percentage of total revenue for the third quarter and first nine months of 2017 as compared to the same periods in the prior year resulted from higher capital expenditures in the third quarter and first nine months of 2017 as compared to the same periods in the prior year.  We presently expect depreciation expense for 2017 to be approximately $85,000 to $87,000.

The increase in advertising expense as a percentage of total revenue for the third quarter of 2017 as compared to the same period in the prior year is consistent with our planned increase in advertising spend for 2017 which is more heavily-weighted to the second half of 2017.  In 2017, we plan to spend approximately 2.9% of our revenues on advertising as compared to 2.7% of revenues in 2016.

The decreases in maintenance expense as a percentage of total revenue for the third quarter and first nine months of 2017 as compared to the same periods in the prior year resulted primarily from reduced spending on equipment and building repairs.

The decrease in utilities expense as a percentage of total revenue for the first nine months of 2017 as compared to the same period in the prior year resulted primarily from lower electricity costs.  Lower electricity costs resulted primarily from our cost saving initiatives.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue remained relatively constant at 5.1% in the third quarter of 2017 as compared to 5.2% in the third quarter of 2016.  General and administrative expenses as a percentage of total revenue remained relatively constant at 4.8% in the first nine months of 2017 as compared to 4.9% in the same period in the prior year.

Interest Expense

Interest expense for the third quarter of 2017 remained relatively constant at $3,389 as compared to $3,436 in the third quarter of 2016.  Interest expense for the first nine months of 2017 was $10,703 as compared to $10,549 in the same period in the prior year.  The increase in interest expense for the first nine months of 2017 as compared to the same period in the prior year resulted primarily from higher weighted average interest rates.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 31.1% and 22.7% in the third quarters of 2017 and 2016, respectively. The increase in the effective tax rate from the third quarter of 2016 to the third quarter of 2017 resulted primarily from the recognition of uncertain tax reserve positions in the prior year.

Index
The effective tax rate was 32.5% and 28.1% in the first nine months of 2017 and 2016, respectively.  The increase in the effective tax rate from the first nine months of 2016 to the first nine months of 2017 resulted primarily from lower than anticipated Work Opportunity Tax Credit (“WOTC”) collections during the first nine months of 2017, the impact of the WOTC benefit recognized in the prior year as a result of the retroactive reinstatement of WOTC and the benefit related to the recognition of uncertain tax reserve positions in the prior year.

We presently expect our effective tax rate for 2017 to be approximately 32%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $750,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 29, 2016, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first nine months of 2017.

We believe that cash on hand at April 28, 2017, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility, will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $203,072 for the first nine months of 2017, which represented an increase from the $149,358 net cash provided during the first nine months of 2016.  This increase primarily reflected the timing of payments for income taxes and accounts payable, higher net income and lower incentive compensation payments made in 2017 as a result of the prior year’s performance.

Borrowing Capacity and Debt Covenants

At April 28, 2017, we had $400,000 of outstanding borrowings under the Revolving Credit Facility and we had $9,655 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At April 28, 2017, we had $340,345 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $80,861 for the first nine months of 2017 as compared to $69,504 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures from the first nine months of 2016 to the first nine months of 2017 resulted primarily from an increase in the number of new store locations.  We estimate that our capital expenditures during 2017 will be approximately $125,000.  This estimate includes the acquisition of sites and construction costs of six new Cracker Barrel stores and three new Holler & Dash Biscuit HouseTM locations that we have opened or are expecting to open during 2017, as well as for acquisition and construction costs for store locations to be opened in 2018.  We also expect to increase capital expenditures for technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

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

During the first nine months of 2017, we paid a regular dividend of $3.45 per share.  During the third quarter of 2017, we declared a dividend of $1.15 per share that was paid on May 5, 2017 to shareholders of record on April 14, 2017.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2017.  We did not repurchase any shares of our common stock during the first nine months of 2017.

During the first nine months of 2017, we issued 86,439 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net use of cash of $6,031.

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

We had positive working capital of $39,870 at April 28, 2017 versus negative working capital of $13,077 at July 29, 2016.  Working capital increased from July 29, 2016 primarily as the result of the timing of payments for accounts payable and an increase in cash partially offset by the timing of payments for income taxes.

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

Index
Recent Accounting Pronouncements Adopted and Not Adopted

See Note 1 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  The adopted accounting guidance discussed in Note 1 did not have a significant impact on our consolidated financial position or results of operations.  Regarding the accounting guidance not yet adopted, we are either still evaluating the impact of adopting the accounting guidance or the accounting guidance is not expected to have a significant impact on our consolidated financial position or results of operations.

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

Index
We have not made any material changes in our methodology for assessing impairments during the first nine months of 2017, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first nine months of 2017 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2017 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first nine months of 2017 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of April 28, 2017, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 28, 2017 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: May 23, 2017	By:	/s/ Jill M. Golder
Jill M. Golder, Senior Vice President and
Chief Financial Officer

Date: May 23, 2017	By:	/s/ Jeffrey M. Wilson
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