Form 10-K
period 2017-07-28
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2017-09-22
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 28, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_______________ to______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 27, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,779,685,850.

As of September 14, 2017, there were 24,055,682 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10‑K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 16, 2017
(the “2017 Proxy Statement”)

INTRODUCTION

General

This report contains references to years 2017, 2016 and 2015, which represent our fiscal years ended July 28, 2017, July 29, 2016 and July 31, 2015, respectively.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

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

Cracker Barrel Old Country Store Concept

As of September 14, 2017, we operated 645 Cracker Barrel stores in 44 states.  None of our stores are franchised.  Our stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite.  We pride ourselves on our consistent quality, value and friendly service.

Store Format: The format of our stores consists of a trademarked rustic old country-store design offering a full-service restaurant menu that features home-style country food and a wide variety of decorative and functional items such as rocking chairs, holiday and seasonal gifts and toys, apparel, cookware and foods.  All stores are freestanding buildings.  Store interiors are subdivided into a dining room occupying approximately 26% of the total interior store space, a gift shop occupying approximately 22% of such space and the balance primarily consisting of kitchen, storage and training areas.  Our stores have stone fireplaces and are decorated with antique‑style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests while waiting for a table in our dining room or after enjoying a meal and are sold by the gift shop.  The kitchens contain modern food preparation and storage equipment allowing for flexibility in menu variety and development.

Products:  Our restaurants, which generated approximately 80% of our total revenue in 2017, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Our restaurants serve breakfast, lunch and dinner daily.  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, fruit and yogurt parfaits, bacon, country ham, sausage, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include country ham, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, a variety of salads, sandwiches, soups, fresh side items and specialty items such as pinto beans and turnip greens.  We also offer lower calorie breakfast, lunch and dinner items, which are full of flavor but with fewer calories.  Additionally, we may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions.  Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée.  There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest during 2017 was $10.19, which represents a 1.6% increase over the prior year.  We served an average of approximately 7,000 restaurant guests per week in a typical store in 2017.

The following table highlights the price ranges for our meals in 2017:

Price Range
Breakfast	$3.39 to $11.99
Lunch and Dinner	$4.49 to $16.69

The following table highlights each day-part’s percentage of restaurant sales in 2017:

Percentage of Restaurant Sales in 2017
Breakfast Day-Part (until 11:00 a.m.)	24%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	39%
Dinner Day-Part (4:00 p.m. to close)	37%

We also offer items for sale in our gift shops that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes. Our gift shops, which generated approximately 20% of our total revenue in 2017, offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CDs, cookware and various other gift items, as well as various candies, preserves and other food items.

The following table highlights the five categories which accounted for the largest shares of our retail sales in 2017:

Percentage of Retail Sales in 2017
Apparel and Accessories	30%
Food	18%
Décor	13%
Toys	11%
Bed and Bath	8%

Our typical gift shop features approximately 4,800 stock keeping units.  A selection of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $427 per square foot in 2017) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

We also sell certain licensed food products under the “CB Old Country Store” brand name in the grocery store and retail channels.  These licensed food products currently include ham, bacon, deli meat, jerky, summer sausage, baking mix and gravy mix.

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

Store Management and Quality Controls: At each store, our store management typically consists of one general manager, four associate managers and one retail manager.  Our store management is responsible for an average of 104 employees operating two shifts.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate store managers to improve sales and operational performance, we maintain bonus plans designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plans also reward managers who achieve specific operational targets.  Each store is assigned to both a restaurant and a retail district manager which each report to a regional vice president.

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

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases.  We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendallville, Indiana; and Ft. Mill, South Carolina.  We purchase the majority of our food products and restaurant supplies on a cost‑plus basis through this unaffiliated distributor.  The distributor is responsible for placing food orders, warehousing and delivering food products to our stores.  Deliveries are generally made once per week to individual stores.  Produce is purchased through a national program and is delivered three times a week through a network of approximately fifty independent produce suppliers.  Fluid dairy is delivered three times a week through approximately fifty regional dairies, the majority of which are under the ownership of two separate companies.

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2017:

Percentage of Food Purchases in 2017
Beef	14%
Dairy (including eggs)	12%
Fruits and vegetables	12%
Poultry	11%
Pork	10%

Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2017 was chicken tenders at approximately 5% of total food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors.  Eggs are purchased through three vendors.  We purchase our pork through five vendors, poultry through eight vendors and beef through nine vendors.  Should any food items from a particular vendor become unavailable, we generally believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 80% in 2017) directly from domestic and international vendors and warehouse, or crossdock, such items at our retail distribution center in Lebanon, Tennessee, which we lease.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to individual stores.

Approximately one-third of our 2017 retail items were purchased directly from vendors in the People’s Republic of China.  We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

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

Guest Satisfaction:  We are committed to providing our guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment.  Our commitment to offering guests a quality experience begins with our employees.  Our mission statement, “Pleasing People,” embraces guests and employees alike, and our employees are trained on the importance of that mission in a culture of mutual respect.  We also are committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality.  Through the regular use of guest surveys and store visits by district managers and operational vice presidents, management receives valuable feedback that is used in our ongoing efforts to improve the stores and to demonstrate our continuing commitment to pleasing our guests.  We have a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up.  We use Internet and interactive voice response systems to monitor operational performance and guest satisfaction at all stores on an ongoing basis.  We have public notices in our menus, on our website and posted in our stores informing customers and employees about how to contact us by Internet or toll-free telephone number with questions, complaints or concerns regarding services or products.  We conduct training on how to gather information and investigate and resolve customer concerns.  This is accompanied by comprehensive training for all store employees on our public accommodations policy and commitment to “Pleasing People.”

Marketing: We employ multiple media to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests. In 2017, we had over 1,600 billboards and this expenditure accounts for approximately one-third of total advertising spend annually.   We believe we are among the top billboard advertisers in the restaurant industry.  Our use of non-billboard media has increased in recent years as we look to build market awareness for local occasions.  This increased support has used broadcast television, national cable and digital support.  In 2017, we ran media in each quarter.  We continued to increase our efforts in the digital space to drive preference and engagement with the brand.  We now have properties on multiple social media sites, an e-commerce platform and our brand site.  Our exclusive music program drives awareness for the brand and builds cultural relevance and affinity with our guests.  We plan to continue to have multiple releases each year with specific promotional support for each release.  In 2017, we spent approximately 2.9% of our revenues on advertising.

Store Development:  We opened six new stores in 2017. We plan to open eight to nine new stores during 2018.  As of September 14, 2017, approximately 83% of our stores are located along interstate highways.  Our remaining stores are located off-interstate or near tourist destinations.  We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and by locating in certain local markets where our guests live and work, including locations outside of our existing core markets and in states where we currently do not operate.

Of the 645 stores open as of September 14, 2017, we own the land and buildings for 418, while the other 227 properties are either ground leases or ground and building leases.  Land costs for stores opened during 2017 averaged $596 per site if owned. Building, site improvement, furniture, equipment and related development costs for stores opened during 2017 averaged $3,942.  Pre-opening costs averaged $544 per store in 2017.

Our current store prototype is approximately 9,000 square feet, including approximately 2,100 square feet of retail selling space, and has dining room seating for approximately 180 guests.  Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

Holler & Dash Concept

In 2016, the Company launched its new fast casual concept, Holler & Dash Biscuit HouseTM. The concept offers biscuit-inspired entrées and a unique portfolio of alcoholic and non-alcoholic beverage options. We opened two new locations in 2017.  We plan to open three to four new locations in 2018.  At September 14, 2017, five Holler & Dash locations were open - all leased properties in Alabama, Florida, Tennessee and Georgia. The new concept is a smaller footprint and has operating hours limited to the breakfast and lunch day parts.

EMPLOYEES

As of July 28, 2017, we employed approximately 73,000 people, of whom 529 were in advisory and supervisory capacities, 3,547 were in-store management positions and 38 were officers.  Many store personnel are employed on a part‑time basis.  None of our employees is represented by any union, and management considers its employee relations to be good.

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

SEASONAL ASPECTS

Historically, our revenue and profits have been lower in the first and third fiscal quarters and higher in the second and fourth fiscal quarters.  We attribute these variations primarily to the holiday shopping season and the summer vacation and travel season.  Our gift shop sales, which are made substantially to our restaurant guests, historically have been highest in our second quarter, which includes the holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby generally contributing to higher profits in the Company’s fourth quarter.  We also generally open additional new stores throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular will remain static in 2018, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

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

Additionally, we use a number of products that are or may be manufactured in a number of foreign countries.  In addition to the risk presented by the possible long lead times to source these products, our results of operations may be materially affected by risks such as:

•	fluctuating currency exchange rates or control regulations;
•	foreign government regulations;
•	import/export restrictions and product testing regulations;
•	foreign political and economic instability;
•	disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries; and
•	tariffs, trade barriers and other trade restrictions by the U.S. government on products or components shipped from foreign sources.

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

Our capital structure contains significant indebtedness, which may decrease our flexibility, increase our borrowing costs and adversely affect our liquidity.  In addition, we cannot provide any guaranty of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.

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

In recent years, we have increased the quarterly cash dividends on our common stock and, in 2015, 2016 and 2017, we also declared special dividends on our common stock.  Any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the payment of dividends.  Furthermore, there can be no assurance that we will be able to actively repurchase our common stock and we may discontinue plans to repurchase common stock at any time.

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

Historically, our highest sales and profits have occurred during the second and fourth quarters, which include the holiday shopping season and the summer vacation and travel season.  Retail sales historically have been seasonally higher between Thanksgiving and Christmas. Therefore, the results of operations for any quarter or period of less than one year cannot be considered indicative of the operating results for an entire year.

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

Our business is not static – it changes periodically as a result of many factors, including, among other items discussed in other risk factors, the following:

•	increases and decreases in guest traffic, average weekly sales, restaurant and retail sales and restaurant profitability;
•	the rate at which we open new stores, the timing of new store openings and the related high initial operating costs;
•	changes in advertising and promotional activities and expansion into new markets; and
•	impairment of long-lived assets and any loss on store closures.

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

The Lion Fund II, L.P., an affiliate of Biglari Holdings Inc. (“BH”), the owner of Steak N Shake and Western Sizzlin’ restaurants, is the beneficial owner of approximately 19.7% of our outstanding common stock as of June 7, 2017 (based on Schedule 13D/A filed with the SEC on June 12, 2017 by BH).  In the past, BH and its affiliates have nominated candidates for election to our board of directors at our annual meetings of shareholders, resulting in proxy contests, and called publicly for special meetings of shareholders to consider other proposals.  While BH and its affiliates have not nominated director candidates for election at our 2017 Annual Meeting of Shareholders, the actions of BH and its affiliates or another activist shareholder in the future could adversely affect our business because:

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

Our home office headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee.  We use approximately 245,000 square feet of office space for our home office headquarters and decorative fixtures warehouse.  We also lease our retail distribution center, which consists of approximately 370,000 square feet of warehouse facilities and an additional approximately 14,000 square feet of office and maintenance space.

In addition to the various corporate facilities, we have five owned properties for future development, a motel used for housing management trainees and for the general public, and four parcels of excess real property and improvements that we intend to sell.

In addition to the properties mentioned above, we own or lease the following store properties (including both our 645 Cracker Barrel Old Country Store locations and five locations for our Holler & Dash brand) as of September 14, 2017:

State	Owned	Leased	State	Owned	Leased
Tennessee	37	15	Oklahoma	6	2
Florida	40	19	New Jersey	2	4
Texas	33	18	Wisconsin	5	0
Georgia	31	17	Colorado	3	1
North Carolina	24	16	Kansas	3	1
Kentucky	22	14	Massachusetts	0	4
Alabama	21	11	New Mexico	3	1
Virginia	19	13	Utah	4	0
Ohio	22	9	Idaho	2	1
Indiana	22	7	Iowa	3	0
South Carolina	14	12	Connecticut	1	1
Pennsylvania	9	14	Montana	2	0
Illinois	19	2	Nebraska	1	1
Missouri	14	3	Nevada	0	2
Michigan	13	3	Delaware	0	1
Mississippi	10	4	Maine	0	1
Arizona	2	11	Minnesota	1	0
Arkansas	5	7	New Hampshire	1	0
Louisiana	8	2	North Dakota	1	0
Maryland	3	6	Oregon	0	1
New York	8	1	Rhode Island	0	1
West Virginia	3	6	South Dakota	1	0
			Total	418	232

We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated.  See “Operations” and “Store Development” in Item 1 of this Annual Report on Form 10-K for additional information on our properties.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	59	President and Chief Executive Officer

Jill M. Golder	55	Senior Vice President and Chief Financial Officer

Beverly K. Carmichael	58	Senior Vice President and Chief People Officer

Laura A. Daily	53	Senior Vice President, Retail

Nicholas V. Flanagan	51	Senior Vice President, Operations

Donald H. Hoffman	60	Senior Vice President, Marketing

Richard M. Wolfson	51	Senior Vice President, General Counsel and Secretary

Doug Couvillion	53	Senior Vice President, Sourcing and Supply Chain

Jeffrey M. Wilson	42	Vice President, Corporate Controller and Principal Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us since 2009 and assumed her current position as President and Chief Executive Officer in September 2011, when she also became a member of our Board of Directors.  Prior to September 2011, Ms. Cochran served as our President and Chief Operating Officer since November 2010 and as our Executive Vice President and Chief Financial Officer from April 2009 to November 2010.  Before joining us in April 2009, she was the Chief Executive Officer of Books-A-Million, Inc.  Ms. Cochran has 24 years of experience in the retail industry and eight years of experience in the restaurant industry.

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

Ms. Carmichael has been employed with us in her current capacity since January 2014.  Previously, she was with Frisco, Texas-based Star HR LLC, a human resource consulting firm, which she founded in 2010 and served as President.  From 2009 to 2011, she served as an adjunct professor and advisor in the masters of business administration program in the Price College of Business for the University of Oklahoma.  Ms. Carmichael was Executive Vice President Human Resources and Chief People Officer of Ticketmaster from 2006 to 2009.  She has over 20 years of human resources leadership experience.

Ms. Daily has been employed with us as Senior Vice President, Retail since May 2012.  Prior to May 2012, she served as Vice President for Ballard Designs, an Internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company.  She has over 24 years of experience as a merchant with a number of retail organizations.

Mr. Flanagan has been employed with us since 2004 and assumed his current position in November 2010.  From 2004 to 2010, he served in various capacities including Vice President of Restaurant Operations.  Mr. Flanagan has over 28 years of experience in the restaurant industry.

Mr. Hoffman has been employed with us since November 2015 and assumed his current position in April 2017.  Prior to April 2017, Mr. Hoffman served as Vice President, Marketing.  Before joining us in November 2015, Mr. Hoffman spent 20 years at DDB Worldwide Communications Group, where he held various positions including Executive Vice President.  Mr. Hoffman has almost 30 years of marketing and communications experience.

Mr. Wolfson has been employed with us in his current capacity since July 2017.  From January 2006 to April 2017, he served as Vice President, General Counsel and Corporate Secretary at CLARCOR Inc., a publicly traded (NYSE:CLC) industrial company.  From 2001 to 2006, he was a partner of the InterAmerican Group, an advisory services and private equity firm.  Mr. Wolfson has over 25 years of legal experience.

Mr. Couvillion has been employed with us since 2001 and assumed his current position in November 2016.  From 2001 to 2016, he served in various capacities including Vice President of Supply Chain and Quality Assurance and Corporate Controller and Principal Accounting Officer.  Mr. Couvillion has 23 years of experience in the restaurant industry and 16 years of experience in the retail industry.

Mr. Wilson has been employed with us since 2007 and assumed his current position in June 2015.  From 2007 to 2015, he served in various capacities including Vice President, Operations Analysis.  Mr. Wilson has 20 years of experience in the restaurant industry and six years of experience in the retail industry.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 7,503 shareholders of record as of September 14, 2017.

The following table indicates the high and low sales prices of our common stock, as reported by Nasdaq, and dividends declared and paid for the quarters indicated.

	Fiscal Year 2017				Fiscal Year 2016
	Prices		Dividends Declared	Dividends Paid	Prices		Dividends Declared	Dividends Paid
	High	Low			High	Low
First	$162.33	$130.15	$1.15	$1.15	$155.97	$117.95	$1.10	$4.10
Second	175.04	131.74	1.15	1.15	141.94	118.01	1.10	1.10
Third	169.07	154.79	1.15	1.15	156.65	124.80	1.10	1.10
Fourth	170.50	154.46	4.70	4.65	172.89	144.00	4.40	4.35

See Note 5 to Consolidated Financial Statements with respect to dividend restrictions.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2017 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On September 22, 2016, our Board of Directors approved the repurchase of up to $25,000 of our common stock, with such authorization to expire on October 6, 2017 to the extent it remains unused.  We did not repurchase any of our common stock in the fourth quarter ended July 28, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

		(Dollars in thousands except percentages and share data) For each of the fiscal years ended
	July 28, 2017	July 29, 2016	July 31, 2015(a)	August 1, 2014(b)	August 2, 2013
Selected Income Statement Data:
Total revenue	$2,926,289	$2,912,351	$2,842,284	$2,683,677	$2,644,630
Net income	201,899	189,299	163,903	132,128	117,265
Net income per share:
Basic	8.40	7.91	6.85	5.55	4.95
Diluted	8.37	7.86	6.82	5.51	4.90
Dividends declared per share	8.15	7.70	7.10	3.25	2.25
Dividends paid per share	8.10	10.65	4.00	3.00	1.90

As Percent of Total Revenue:
Cost of goods sold (exclusive of depreciation and rent)	30.5%	31.9%	32.5%	32.5%	32.3%
Labor and related expenses	34.8	34.6	34.9	36.0	36.5
Other store operating expenses	19.2	19.0	18.4	18.9	18.2
Store operating income	15.5	14.5	14.2	12.6	13.0
General and administrative expenses	4.8	4.9	5.2	4.8	5.4
Operating income	10.7	9.6	9.0	7.8	7.6
Income before income taxes	10.2	9.1	8.4	7.1	6.3

Selected Balance Sheet Data:
Working capital (deficit)	$(16,971)	$(13,077)	$11,213	$(14,789)	$(13,873)
Total assets	1,521,942	1,497,664	1,576,208	1,432,248	1,388,306
Long-term debt	400,000	400,000	400,000	375,000	400,000
Long-term interest rate swap liability	6,833	22,070	8,704	3,239	11,644
Other long-term obligations	129,353	126,608	133,594	123,221	120,073
Shareholders’ equity	544,507	526,443	538,268	528,641	484,026

Selected Cash Flow Data:
Purchase of property and equipment, net	$110,108	$113,360	$90,490	$90,564	$73,961
Share repurchases	--	14,653	--	12,473	3,570

Selected Other Data:
Common shares outstanding at end of year	24,055,682	23,956,134	23,975,755	23,821,227	23,795,327
Stores open at end of year	649	641	637	631	624

Average Unit Volumes(c):
Restaurant	$3,646	$3,651	$3,581	$3,415	$3,390
Retail	892	926	904	873	869

Comparable Store Sales(d):
Period to period increase (decrease) in comparable store sales:
Restaurant	0.2%	2.2%	5.1%	0.7%	3.1%
Retail	(3.7)	2.7	3.6	0.4	2.9
Number of stores in comparable base	632	623	621	609	596

(a)
We incurred approximately $3,500 in costs related to a litigation matter, which are included in general and administrative expenses.  Our debt refinancing in the second quarter of fiscal 2015 resulted in additional interest expense of $412 related to the write-off of deferred financing costs.

(b)	We incurred $4,313 in costs related to the November 2013 proxy contest and April 2014 special shareholders’ meeting, which are included in general and administrative expenses.
(c)	Average unit volumes include sales of all stores.
(d)	Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the Consolidated Financial Statements and notes thereto.  Readers should also carefully review the information presented under the section entitled “Risk Factors” and other cautionary statements in this report.  All dollar amounts (other than per share amounts) reported or discussed in this MD&A are shown in thousands.  References in MD&A to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Overview – a general description of our business, the restaurant and retail industries, our key performance indicators and the Company’s performance in 2017.
•	Results of Operations – an analysis of our consolidated statements of income for the three years presented in our Consolidated Financial Statements.
•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 14, 2017, the Company operated 645 Cracker Barrel stores located in 44 states.

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

Additionally, economic, seasonal and weather conditions affect the restaurant and retail industries.  Adverse economic conditions and unemployment rates affect consumer discretionary income and dining and shopping habits.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby contributing to higher profits in our fourth quarter.  Retail sales, which are made substantially to our restaurant guests, are strongest in the second quarter, which includes the holiday shopping season.  Severe weather also affects restaurant and retail sales adversely from time to time.

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

Company Performance in 2017

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry.

Our long-term strategy includes the following:

•
Enhancing the Core business by increasing our brand’s relevance to customers in order to drive guest traffic and sales in both restaurant and retail across demographic groups and generations and improving our business model to reduce operating costs and further drive margins;

•	Expanding the Footprint in new and developing markets while expanding our store opening pipeline to accelerate future growth; and

•	Extending the Brand by optimizing on long-term drivers, such as Holler & Dash Biscuit HouseTM, to further drive shareholder value.

Our first strategic priority, which is to Enhance the Core business, encompasses the key sales and traffic drivers of our business, including menu innovation, retail merchandising, and marketing programs, as well as our cost-saving initiatives.  During 2017, we introduced several seasonal menu entrées. These included entrées like a French Dip Sandwich Platter, Mushroom Braised Pot Roast, and Peppermill Steak and Eggs Breakfast.  We also expanded our off-premise platform through our holiday Heat ‘n Serve program, adding new holiday opportunities for the family-sized meal to be picked up in store and enjoyed at home. We are focused on continuing to grow our off-premise platform in the future.  Within advertising, we strengthened the Cracker Barrel brand connection to our guests through multiple channels, including new television and radio messaging, focused digital media outreach, new billboard messaging and creative, and memorable exclusive music programs. Our retail teams merchandised our stores with collections offering broad generational appeal and unique product assortments as we continue to introduce newness into our merchandise assortments.  During 2017, we achieved cost reductions and increased our operating income margin through initiatives which targeted labor productivity, food waste and utility expense.

Our second strategic priority is to Expand the Cracker Barrel Footprint with new store openings outside of our core markets. We opened six new Cracker Barrel Old Country Store locations during the year, continuing our westward expansion with new store openings in Las Vegas, Nevada and Portland, Oregon.

Our third strategic priority is to Extend the Brand outside of the Cracker Barrel store.  We further developed our fast casual brand, Holler & Dash Biscuit House, with two store openings.

Additionally, during 2017, we increased shareholder return by growing our regular quarterly dividend to $1.20 per share. Also reflecting our commitment to a balanced approach to capital allocation, we declared a special dividend of $3.50 per share.

We believe that our continued focus on our long-term strategy contributed to our revenue growth during the year, positive comparable store restaurant sales for the year and higher operating margin and profit as compared to the prior year.

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

	Relationship to Total Revenue
	2017	2016	2015
Total revenue	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.5	31.9	32.5
Labor and other related expenses	34.8	34.6	34.9
Other store operating expenses	19.2	19.0	18.4
Store operating income	15.5	14.5	14.2
General and administrative	4.8	4.9	5.2
Operating income	10.7	9.6	9.0
Interest expense	0.5	0.5	0.6
Income before income taxes	10.2	9.1	8.4
Provision for income taxes	3.3	2.6	2.6
Net income	6.9	6.5	5.8

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2017	2016	2015
Revenue in dollars:
Restaurant	$2,351,212	$2,323,199	$2,269,610
Retail	575,077	589,152	572,674
Total revenue	$2,926,289	$2,912,351	$2,842,284
Total revenue percentage increase	0.5%	2.5%	5.9%
Total revenue by percentage relationships:
Restaurant	80.3%	79.8%	79.9%
Retail	19.7%	20.2%	20.1%
Comparable number of stores	632	623	621
Comparable store averages per store:
Restaurant	$3,669	$3,670	$3,569
Retail	890	925	894
Total	$4,559	$4,595	$4,463
Restaurant average weekly sales (1)	$70.1	$70.2	$68.9
Retail average weekly sales (1)	17.1	17.8	17.4
(1) Average weekly sales are calculated by dividing net sales by operating weeks and include all stores.

Total revenue benefited from the opening of eight new stores in 2017 and six new stores in both 2016 and 2015.

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase (Decrease)
	2017 vs 2016 (632 Stores)	2016 vs 2015 (623 Stores)
Restaurant	0.2%	2.2%
Retail	(3.7)	2.7
Restaurant & Retail	(0.6)	2.3
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

Our comparable store restaurant sales increase from 2016 to 2017 resulted from a higher average check of 1.6%, primarily attributable to a 1.8% average menu price increase, partially offset by a decrease in guest traffic of 1.4%.  Our comparable store restaurant sales increase from 2015 to 2016 resulted from a higher average check of 3.5%, primarily attributable to a 2.8% average menu price increase, partially offset by a decrease in guest traffic of 1.3%.

Our comparable store retail sales decrease from 2016 to 2017 resulted primarily from the decrease in guest traffic and lower performance in apparel and accessories, bed and bath, and toys merchandise categories.  Our comparable store retail sales increase from 2015 to 2016 resulted primarily from strong performance in apparel and accessories, media, and food merchandise categories partially offset by a planned reduction in the toys merchandise category.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2017	2016	2015
Cost of Goods Sold:
Restaurant	$595,186	$627,713	$630,417
Retail	296,107	300,463	293,754
Total Cost of Goods Sold	$891,293	$928,176	$924,171

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:

	2017	2016	2015
Restaurant Cost of Goods Sold	25.3%	27.0%	27.8%

The decrease from 2016 to 2017 was primarily the result of food commodity deflation of 4.6%, our menu price increase referenced above and lower food waste. Lower food waste accounted for 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue.  The decrease from 2015 to 2016 was the result of food commodity deflation of 0.4% and our menu price increase referenced above partially offset by a shift to higher cost menu items.  Higher cost menu items accounted for 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue.

We presently expect the rate of commodity deflation to be approximately 1.5% in 2018 as compared to 2017.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:

	2017	2016	2015
Retail Cost of Goods Sold	51.5%	51.0%	51.3%

The increase in retail cost of goods sold as a percentage of retail revenue in 2017 as compared to 2016 resulted primarily from higher markdowns, lower initial margin and an increase in the provision for obsolete inventory partially offset by higher retail credits.

2016 to 2017 Increase (Decrease) as a Percentage of Total Revenue
Markdowns	0.4%
Lower initial margin	0.2%
Provision for obsolete inventory	0.1%
Retail credits	(0.3%)

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

Labor and Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and other related expenses as a percentage of total revenue for the past three years:

	2017	2016	2015
Labor and other related expenses	34.8%	34.6%	34.9%

The year-to-year percentage change from 2016 to 2017 resulted primarily from the following:

2016 to 2017 Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.1%
Store management compensation	0.1%
Employee health care expenses	(0.1%)

The increase in store hourly labor in 2017 as compared to 2016 resulted primarily from wage inflation partially offset by improvements in productivity resulting from the continuation of our cost-saving initiatives.

The increase in store management compensation in 2017 as compared to 2016 was primarily the result of an increase in variable costs resulting from a higher rate of vacancy in management headcounts.

The decrease in employee health care expenses in 2017 as compared to 2016 resulted primarily from lower claims activity.

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

	2017	2016	2015
Other store operating expenses	19.2%	19.0%	18.4%

The year-to-year percentage change from 2016 to 2017 resulted from the following:

2016 to 2017 Increase (Decrease) as a Percentage of Total Revenue
Depreciation	0.3%
Advertising	0.1%
Maintenance	(0.2%)

The increase in depreciation expense as a percentage of total revenue for 2017 as compared to 2016 resulted from higher capital investments in 2016 and the capital additions in 2017.

The increase in advertising expense as a percentage of total revenue for 2017 as compared to 2016 is consistent with our planned increase in advertising spend for 2017.

Lower maintenance expense as a percentage of total revenue for 2017 as compared to 2016 resulted primarily from reduced spending on building repairs.

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

In the first quarter of 2016, we held a bi-annual manager conference and training event which was attended by our store operations management team.  We did not hold a manager’s conference and training event in 2015.

The decrease in utilities expense from 2015 to 2016 resulted primarily from lower natural gas prices and usage and lower electricity costs.  Lower electricity costs resulted primarily from our LED lighting installation initiative.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past three years:

	2017	2016	2015
General and administrative expenses	4.8%	4.9%	5.2%

The year-to-year percentage changes from 2016 to 2017 and from 2015 to 2016 both resulted primarily from lower incentive compensation.  Lower incentive compensation in 2017 as compared to 2016 and in 2016 as compared to 2015 was driven by lower performance against financial objectives as compared to each prior year period.

Interest Expense

The following table highlights interest expense for the past three years:

	2017	2016	2015
Interest expense	$14,271	$14,052	$16,679

The year-to-year increase from 2016 to 2017 resulted primarily from higher weighted average interest rates.  The year-to-year decrease from 2015 to 2016 resulted primarily from lower weighted average interest rates and the non-recurrence of $412 in deferred financing costs as a result of our debt refinancing in 2015.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2017	2016	2015
Effective tax rate	32.4%	28.9%	31.2%

The increase in our effective tax rate from 2016 to 2017 resulted primarily from lower Work Opportunity Tax Credit collections in 2017 than in the prior year and a reduction in certain reserves for uncertain tax positions in 2016.  The decrease in our effective tax rate from 2015 to 2016 resulted primarily from a reduction during 2016 of our reserves for uncertain tax positions.

We presently expect our effective tax rate for 2018 to be between 31% and 32%.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2017	2016	2015
Net cash provided by operating activities	$320,767	$271,378	$334,055
Net cash used in investing activities	(109,605)	(112,515)	(88,614)
Net cash used in financing activities	(201,127)	(273,352)	(99,347)
Net increase (decrease) in cash and cash equivalents	$10,035	$(114,489)	$146,094

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at July 29, 2016, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in 2017.

We believe that cash at July 28, 2017, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans, our expected share repurchases and our expected dividend payments for 2018.

Cash Generated from Operations

The increase in net cash flow provided by operating activities from 2016 to 2017 primarily reflected the timing of payments for income taxes, higher net income, the timing of payroll payments as compared to prior year due to our fiscal year end dates and lower incentive compensation payments made in 2017 as a result of the prior year’s performance partially offset by the decrease in accounts payable.  The decrease in accounts payable reflected the results of conversion to more electronic invoice methods and lower accounts payable related to retail inventory.  The decrease in net cash flow provided by operating activities from 2015 to 2016 primarily reflected the timing of payments for accounts payable and income taxes and the change in retail inventories.

Capital Expenditures

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:

	2017	2016	2015
Capital expenditures, net of proceeds from insurance recoveries	$110,108	$113,360	$90,490

Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and strategic initiatives.  The increases in capital expenditures from 2016 to 2017 and from 2015 to 2016 both resulted primarily from capital for existing stores, as well as an increase in the number of new store locations.

We estimate that our capital expenditures during 2018 will be between $150,000 to $160,000.  This estimate includes the acquisition of sites and construction costs of eight to nine new Cracker Barrel stores and three to four new Holler & Dash Biscuit HouseTM locations that we plan to open during 2018, as well as acquisition and construction costs for store locations to be opened in 2019. We also expect to increase capital expenditures for technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our revolving credit facility, as necessary.

Borrowing Capacity and Debt Covenants

In 2015, we entered into a five-year $750,000 revolving credit facility (the “Revolving Credit Facility”).  The Revolving Credit Facility replaced a term loan totaling $181,250 and a $218,750 revolving credit facility (“Prior Credit Facility”).

The following table highlights our borrowing capacity and outstanding borrowings under the Revolving Credit Facility, our standby letters of credit and our borrowing availability under the Revolving Credit Facility as of July 28, 2017:

July 28, 2017
Borrowing capacity under the Revolving Credit Facility	$750,000
Less: Outstanding borrowings under the Revolving Credit Facility	400,000
Less: Standby letters of credit*	9,655
Borrowing availability under the Revolving Credit Facility	$340,345
*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the Revolving Credit Facility.

We did not borrow or make any debt payments in 2017 or 2016.  In 2015, we both borrowed and paid down $6,250 under our Prior Credit Facility.

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

During each of the first three quarters of 2017, we declared a regular quarterly dividend of $1.15 per share of our common stock.  Each of these dividends was paid in the immediately following quarter.  Additionally, during the fourth quarter of 2017, we increased our regular quarterly dividend by 4.3% by declaring a dividend of $1.20 per share and declared a special dividend of $3.50 per share.  The special dividend was paid on July 28, 2017 to shareholders of record on July 14, 2017.  The regular quarterly dividend was paid on August 4, 2017 to shareholders of record on July 14, 2017.  Both special dividends of $3.00 and $3.25 per share of common stock declared in the fourth quarters of 2015 and 2016, respectively, were paid in 2016.

The following table highlights the dividends per share we paid for the last three years:

	2017	2016	2015
Dividends per share paid	$8.10	$10.65	$4.00

Our current criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our Revolving Credit Facility.  Subject to the limits imposed by our credit facility, in each of 2017, 2016 and 2015, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $25,000.  We did not repurchase any shares of our common stock in 2017 and 2015.  In 2016, we repurchased 100,000 shares of our common stock in the open market at an aggregate cost of $14,653.

In 2017, 2016 and 2015, related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net use of cash of $6,896, $5,779 and $4,816, respectively.

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

The following table highlights our working capital (deficit):

	2017	2016	2015
Working capital (deficit)	$(16,971)	$(13,077)	$11,213

The change in working capital at July 28, 2017 compared to July 29, 2016 primarily reflected the timing of payments for income taxes, an increase in deferred revenue related to the sale of our gifts cards and higher payroll accruals due to the timing of payments partially offset by lower accounts payable and an increase in cash.  The decrease in accounts payable reflected the results of conversion to more electronic invoice methods and lower accounts payable related to retail inventory. The increase in cash resulted primarily from cash generated by operations partially offset by spending for capital expenditures and the payment of dividends.  The change in working capital at July 29, 2016 compared to July 31, 2015 primarily reflected a decrease in cash from operations partially offset by a decrease in our dividend payable and the timing of payments for income taxes.

Off-Balance Sheet Arrangements

Other than various operating leases, which are disclosed more fully in “Material Commitments” below and Notes 2 and 9 to our Consolidated Financial Statements, we have no other material off-balance sheet arrangements.

Material Commitments

Our contractual cash obligations and commitments as of July 28, 2017, are summarized in the tables below:

		Payments due by Years
Contractual Obligations (a)	Total	2018	2019-2020	2021-2022	After 2022
Revolving Credit Facility(b)	$400,000	$--	$400,000	$--	$--
Operating leases (c)	707,158	65,253	101,400	60,365	480,140
Purchase obligations (d)	49,661	37,953	10,970	738	--
Other long-term obligations (e)	38,269	242	5,000	333	32,694
Total contractual cash obligations	$1,195,088	$103,448	$517,370	$61,436	$512,834

	Amount of Commitment Expirations by Years
	Total	2018	2019-2020	2021-2022	After 2022
Revolving Credit Facility(b)	$750,000	$--	$750,000	$--	$--
Standby letters of credit(f)	9,655	9,655	--	--	--
Guarantees (g)	952	235	471	246	--
Total commitments	$760,607	$9,890	$750,471	$246	$--

(a)
At July 28, 2017, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.  As such, the liability for uncertain tax positions of $26,859 is not included in the contractual cash obligations and commitments table above.

(b)
Our Revolving Credit Facility expires on January 8, 2020.  Even though the Revolving Credit Facility expires in 2020, we have the intent and ability to refinance our debt to maintain a sufficient amount of outstanding borrowings during the terms of our interest rate swaps that expire in 2021 and 2024.  Using projected interest rates, we anticipate having interest payments of $13,374, $25,268, $24,334 and $21,864 in 2018, 2019-2020, 2021-2022 and after 2022, respectively.  The projected interest rates for our swapped portion of our outstanding borrowings are our fixed rates under our interest rate swaps (see Note 6 to the Consolidated Financial Statements) plus our current credit spread of 1.00%.  The projected interest rate for our unswapped portion of our outstanding borrowings is the average of the three-year and five-year swap rates at July 28, 2017 of 1.77% plus our current credit spread of 1.00%.  Based on our outstanding borrowings under our Revolving Credit Facility, our standby letters of credit at July 28, 2017 and our current unused commitment fee as defined in the Revolving Credit Facility, our unused commitment fees in 2018 and 2019-2020 would be $516 and $740, respectively; however, the actual amount will differ based on actual usage of the Revolving Credit Facility in those years.

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

(e)
Other long-term obligations include our Non-Qualified Savings Plan ($31,196, with a corresponding long-term asset to fund the liability; see Note 12 to the Consolidated Financial Statements), Deferred Compensation Plan ($1,741) and our long-term incentive plans ($5,332).

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

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability programs. In 2015, we purchased insurance for individual workers’ compensation claims that exceeded $250, $500 or $1,000 depending on the state in which the claim originates.  Beginning in 2016, we purchase insurance for individual workers’ compensation claims that exceed $250, $750 or $1,000 depending on the state in which the claim originated.  We purchase insurance for individual general liability claims that exceed $500.  We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses in the lower end of that range and discount them to present value using a risk-free interest rate based on projected timing of payments. We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.

Our group health plans combine the use of self-insured and fully-insured programs.  Benefits for any individual (employee or dependents) in the self-insured group health program are limited.  We record a liability for the self-insured portion of our group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  We also record a liability for unpaid prescription drug claims based on historical experience.  The majority of our fully-insured health insurance plans for calendar 2014 contained a retrospective feature which could increase or decrease premiums based on actual claims experience.

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

Share-Based Compensation

Our share-based compensation primarily consists of nonvested stock awards and units and performance-based market stock units (“MSU Grants”).  Share-based compensation expense is recognized based on the grant date fair value and the achievement of performance conditions for certain awards.  We recognize share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or the date on which retirement eligibility is achieved, if shorter.

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

The fair value of our MSU Grants was determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  The Monte-Carlo simulation model uses the average prices for the 60 consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period.  This model also incorporates the following ranges of assumptions:

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

We update the historical and implied components of the expected volatility assumption when new grants are made.  No MSU Grants were awarded in 2017.

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

The fair value of these nonvested stock units was determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  The Monte-Carlo simulation model uses the average prices for the 60 consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period.  This model also incorporates the following ranges of assumptions:

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

We update the expected volatility assumption when new grants are made.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At both July 28, 2017 and July 29, 2016, our outstanding borrowings totaled $400,000 (see Note 5 to our Consolidated Financial Statements).  Loans under our credit facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 5, 6 and 9 to our Consolidated Financial Statements).  To manage this risk in a cost efficient manner, we have entered into interest rate swaps.  A summary of our interest rate swaps at July 28, 2017 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
March 18, 2013	May 3, 2015	3	$50,000	1.51%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.29%
June 18, 2014	May 3, 2015	4	120,000	2.51%
June 24, 2014	May 3, 2015	4	90,000	2.51%
July 1, 2014	May 5, 2015	4	90,000	2.43%
January 30, 2015	May 3, 2019	2	80,000	2.15%
January 30, 2015	May 3, 2019	2	60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%

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

At July 28, 2017 and July 29, 2016, our outstanding borrowings were swapped at a weighted average interest rate of 3.21% and 3.10%, respectively, which are the weighted average fixed rates of our interest rate swaps plus our current credit spread.  See Note 6 to our Consolidated Financial Statements for further discussion of our interest rate swaps.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2017 and 2016:

	Percentage of Food Purchases
	2017	2016
Beef	14%	15%
Dairy (including eggs)	12%	13%
Fruits and vegetables	12%	12%
Poultry	11%	11%
Pork	10%	11%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and its subsidiaries (the “Company”) as of July 28, 2017 and July 29, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended July 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cracker Barrel Old Country Store, Inc. and its subsidiaries as of July 28, 2017 and July 29, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 28, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 22, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 22, 2017

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
ASSETS	July 28, 2017	July 29, 2016
Current Assets:
Cash and cash equivalents	$161,001	$150,966
Accounts receivable	18,116	19,389
Income taxes receivable	4,265	16,184
Inventories	156,367	152,308
Prepaid expenses and other current assets	16,047	14,573
Deferred income taxes	3,061	2,320
Total current assets	358,857	355,740
Property and Equipment:
Land	306,105	303,416
Buildings and improvements	837,804	814,176
Buildings under capital leases	3,289	3,289
Restaurant and other equipment	604,413	572,551
Leasehold improvements	326,750	306,489
Construction in progress	15,087	11,924
Total	2,093,448	2,011,845
Less: Accumulated depreciation and amortization of capital leases	995,351	931,656
Property and equipment – net	1,098,097	1,080,189
Other assets	64,988	61,735
Total	$1,521,942	$1,497,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$118,395	$132,493
Taxes withheld and accrued	36,725	37,561
Accrued employee compensation	70,945	61,187
Accrued employee benefits	26,759	27,928
Deferred revenues	72,376	64,028
Dividend payable	30,639	29,706
Other current liabilities	19,989	15,914
Total current liabilities	375,828	368,817
Long-term debt	400,000	400,000
Long-term interest rate swap liability	6,833	22,070
Other long-term obligations	129,353	126,608
Deferred income taxes	65,421	53,726
Commitments and Contingencies (Notes 9 and 15)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 2017 – 24,055,682 shares issued and outstanding; 2016 – 23,956,134 shares issued and outstanding	241	240
Additional paid-in capital	55,659	51,462
Accumulated other comprehensive loss	(4,229)	(13,740)
Retained earnings	492,836	488,481
Total shareholders’ equity	544,507	526,443
Total	$1,521,942	$1,497,664

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except share data) Fiscal years ended
	July 28, 2017	July 29, 2016	July 31, 2015

Total revenue	$2,926,289	$2,912,351	$2,842,284
Cost of goods sold (exclusive of depreciation and rent)	891,293	928,176	924,171
Labor and other related expenses	1,017,124	1,006,188	992,382
Other store operating expenses	563,300	554,534	523,307
Store operating income	454,572	423,453	402,424
General and administrative expenses	141,414	142,982	147,544
Operating income	313,158	280,471	254,880
Interest expense	14,271	14,052	16,679
Income before income taxes	298,887	266,419	238,201
Provision for income taxes	96,988	77,120	74,298
Net income	$201,899	$189,299	$163,903

Net income per share - basic	$8.40	$7.91	$6.85
Net income per share - diluted	$8.37	$7.86	$6.82

Basic weighted average shares outstanding	24,031,810	23,945,041	23,918,368
Diluted weighted average shares outstanding	24,118,288	24,074,273	24,048,924

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(In thousands) Fiscal years ended
	July 28, 2017	July 29, 2016	July 31, 2015

Net income	$201,899	$189,299	$163,903

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	15,402	(16,188)	1,641
Income tax expense (benefit)	5,891	(6,173)	633
Other comprehensive income (loss), net of tax	9,511	(10,015)	1,008
Comprehensive income	$211,410	$179,284	$164,911

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at August 1, 2014	23,821,227	$238	$39,969	$(4,733)	$493,167	$528,641
Comprehensive Income:
Net income	--	--	--	--	163,903	163,903
Other comprehensive income, net of tax	--	--	--	1,008	--	1,008
Total comprehensive income	--	--	--	1,008	163,903	164,911
Cash dividends declared - $7.10 per share	--	--	--	--	(171,383)	(171,383)
Share-based compensation	--	--	16,210	--	--	16,210
Issuance of share-based compensation awards, net of shares withheld for employee taxes	154,528	2	(4,818)	--	--	(4,816)
Tax benefit realized upon exercise of share-based compensation awards	--	--	4,705	--	--	4,705
Purchases and retirement of common stock	--	--	--	--	--	--
Balances at July 31, 2015	23,975,755	240	56,066	(3,725)	485,687	538,268
Comprehensive Income:
Net income	--	--	--	--	189,299	189,299
Other comprehensive income, net of tax	--	--	--	(10,015)	--	(10,015)
Total comprehensive income	--	--	--	(10,015)	189,299	179,284
Cash dividends declared - $7.70 per share	--	--	--	--	(186,505)	(186,505)
Share-based compensation	--	--	13,202	--	--	13,202
Issuance of share-based compensation awards, net of shares withheld for employee taxes	80,379	1	(5,780)	--	--	(5,779)
Tax benefit realized upon exercise of share-based compensation awards	--	--	2,626	--	--	2,626
Purchases and retirement of common stock	(100,000)	(1)	(14,652)	--	--	(14,653)
Balances at July 29, 2016	23,956,134	240	51,462	(13,740)	488,481	526,443
Comprehensive Income:
Net income	--	--	--	--	201,899	201,899
Other comprehensive income, net of tax	--	--	--	9,511	--	9,511
Total comprehensive income	--	--	--	9,511	201,899	211,410
Cash dividends declared - $8.15 per share	--	--	--	--	(197,544)	(197,544)
Share-based compensation	--	--	8,458	--	--	8,458
Issuance of share-based compensation awards, net of shares withheld for employee taxes	99,548	1	(6,897)	--	--	(6,896)
Tax benefit realized upon exercise of share-based compensation awards	--	--	2,636	--	--	2,636
Purchases and retirement of common stock	--	--	--	--	--	--
Balances at July 28, 2017	24,055,682	$241	$55,659	$(4,229)	$492,836	$544,507

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands) Fiscal years ended
	July 28, 2017	July 29, 2016	July 31, 2015
Cash flows from operating activities:
Net income	$201,899	$189,299	$163,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,319	78,223	72,955
Loss on disposition of property and equipment	5,585	7,146	6,872
Share-based compensation	8,458	13,202	16,210
Excess tax benefit from share-based compensation	(2,636)	(2,626)	(4,705)
Changes in assets and liabilities:
Accounts receivable	1,273	(1,339)	4,654
Income taxes receivable	14,555	(13,558)	2,973
Inventories	(4,059)	750	12,368
Prepaid expenses and other current assets	(1,274)	(406)	(2,170)
Other assets	(4,344)	130	(1,659)
Accounts payable	(14,098)	(624)	34,640
Taxes withheld and accrued	(836)	(1,500)	2,800
Accrued employee compensation	9,752	(6,246)	6,485
Accrued employee benefits	(1,169)	211	1,667
Deferred revenues	8,348	5,048	9,155
Other current liabilities	4,470	(3,705)	4,034
Other long-term obligations	3,461	(6,269)	11,090
Deferred income taxes	5,063	13,642	(7,217)
Net cash provided by operating activities	320,767	271,378	334,055
Cash flows from investing activities:
Purchase of property and equipment	(110,591)	(114,022)	(90,855)
Proceeds from insurance recoveries of property and equipment	483	662	365
Proceeds from sale of property and equipment	503	845	1,876
Net cash used in investing activities	(109,605)	(112,515)	(88,614)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	--	406,250
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(6,896)	(5,779)	(4,816)
Principal payments under long-term debt and other long-term obligations	--	--	(406,250)
Purchases and retirement of common stock	--	(14,653)	--
Deferred financing costs	--	--	(3,537)
Dividends on common stock	(196,867)	(255,546)	(95,699)
Excess tax benefit from share-based compensation	2,636	2,626	4,705
Net cash used in financing activities	(201,127)	(273,352)	(99,347)
Net increase (decrease) in cash and cash equivalents	10,035	(114,489)	146,094
Cash and cash equivalents, beginning of year	150,966	265,455	119,361
Cash and cash equivalents, end of year	$161,001	$150,966	$265,455

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$12,847	$12,752	$15,356
Income taxes	78,092	84,868	69,948
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$6,743	$6,379	$5,800
Change in fair value of interest rate swaps	15,402	(16,188)	1,641
Change in deferred tax asset for interest rate swaps	(5,891)	6,173	(633)
Dividends declared but not yet paid	31,296	30,625	99,678

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

Inventories – Inventories are stated at the lower of cost or market.  Cost of restaurant inventory is determined by the first‑in, first‑out (“FIFO”) method.  Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which uses average cost.  Approximately 75% to 85% of retail inventories are valued using RIM and the remaining retail inventories are valued using an average cost method.  See Note 4 for additional information regarding the components of inventory.

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

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight‑line and double‑declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Buildings under capital leases	15-25
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2017	2016	2015
Total depreciation expense	$85,912	$77,816	$72,390
Depreciation expense related to store operations*	79,214	71,382	66,754
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

Segment reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Using these criteria, the Company manages its business on the basis of one reportable operating segment (see Note 8 for additional information regarding segment reporting).

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

Insurance – The Company self-insures a significant portion of its workers’ compensation and general liability programs.  In 2015, the Company purchased insurance for individual workers’ compensation claims that exceeded $250, $500 or $1,000 depending on the state in which the claim originated. Beginning in 2016, the Company purchases insurance for individual workers’ compensation claims that exceed $250, $750 or $1,000 depending on the state in which the claim originates.  The Company purchases insurance for individual general liability claims that exceed $500.

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

The Company’s group health plans combine the use of self-insured and fully-insured programs.  Benefits for any individual (employee or dependents) in the self-insured program are limited.  The Company records a liability for the self-insured portion of its group health program for all unpaid claims based upon a loss development analysis derived from actual group health claims payment experience.  The Company also records a liability for unpaid prescription drug claims based on historical experience. The majority of the Company’s fully-insured plans for calendar 2014 contained a retrospective feature which could increase or decrease premiums based on actual claims experience.

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

Advertising expense for each of the three years was as follows:

	2017	2016	2015
Advertising expense	$83,623	$79,409	$68,665

Share-based compensation – The Company’s share-based compensation consists of nonvested stock awards and units and performance-based market stock units (“MSU Grants”).  Share-based compensation is recorded in general and administrative expenses in the Consolidated Statements of Income.  Share-based compensation expense is recognized based on the grant date fair value and the achievement of performance conditions for certain awards.  The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or to the date on which retirement eligibility is achieved, if shorter.

Certain nonvested stock awards and units and the Company’s MSU Grants contain performance conditions.  Compensation expense for performance-based awards is recognized when it is probable that the performance criteria will be met.  If any performance goals are not met, no compensation expense is ultimately recognized and, to the extent previously recognized, compensation expense is reversed.

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

Recent Accounting Pronouncements Adopted

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset.  This accounting guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those years on a retrospective basis.  Since this accounting guidance does not pertain to debt issuance costs related to revolving debt agreements, this accounting guidance did not have a significant impact on the Company’s consolidated financial position or results of operations upon adoption in the first quarter of 2017.

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

Inventory

In July 2015, the FASB issued accounting guidance which requires companies to measure certain inventory at the lower of cost and net realizable value.  This accounting guidance does not apply to inventories measured by using either the last-in, first-out method or the retail inventory method.   This accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years on a prospective basis. The Company does not expect that the adoption of this accounting guidance in the first period of 2018 will have a significant impact on the Company’s consolidated financial position or results of operations.

Deferred Taxes

In November 2015, in order to simplify the presentation of deferred income taxes, the FASB issued accounting guidance which requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet.  This accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years.  This accounting guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Other than the revised balance sheet presentation of deferred tax liabilities and assets, the Company does not expect that the adoption of this accounting guidance in the first quarter of 2018 on a prospective basis will have a significant impact on the Company’s financial position or results of operations.

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

Modification of Share-Based Payment Awards

In May 2017, the FASB issued accounting guidance to provide clarity, reduce the diversity in practice and to simplify the accounting guidance related to a change to the terms or conditions of a share-based payment award. This new standard provides guidance for evaluating which changes to the terms or conditions of a share-based payment award are substantive and require modification accounting to be applied.  This accounting guidance is effective for fiscal periods beginning after December 15, 2017, and interim periods within those years on a prospective basis.   Early adoption is permitted. The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2019.

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

•	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at July 28, 2017 were as follows:

	Level 1	Level 2	Level 3	Fair Value
Cash equivalents*	$82,524	$--	$--	$82,524
Interest rate swap asset (see Note 6)	--	32	--	32
Deferred compensation plan assets**	31,196	--	--	31,196
Total assets at fair value	$113,720	$32	$--	$113,752

Interest rate swap liability (see Note 6)	$--	$6,880	$--	$6,880
Total liabilities at fair value	$--	$6,880	$--	$6,880

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2016 were as follows:

	Level 1	Level 2	Level 3	Fair Value
Cash equivalents*	$76,084	$--	$--	$76,084
Interest rate swap asset (see Note 6)	--	--	--	--
Deferred compensation plan assets**	27,764	--	--	27,764
Total assets at fair value	$103,848	$--	$--	$103,848

Interest rate swap liability (see Note 6)	$--	$22,250	$--	$22,250
Total liabilities at fair value	$--	$22,250	$--	$22,250

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

The fair values of accounts receivable and accounts payable at July 28, 2017 and July 29, 2016, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at July 28, 2017 and July 29, 2016.

4.  Inventories

Inventories were comprised of the following at:

	July 28, 2017	July 29, 2016
Retail	$119,446	$114,610
Restaurant	20,252	21,522
Supplies	16,669	16,176
Total	$156,367	$152,308

5.  Debt

On January 8, 2015, the Company entered into a five-year $750,000 revolving credit facility (the “Revolving Credit Facility”).  At both July 28, 2017 and July 29, 2016, the Company had $400,000 in outstanding borrowings under the Revolving Credit Facility.

At July 28, 2017, the Company had $9,655 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 15).  At July 28, 2017, the Company had $340,345 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  At July 28, 2017 and July 29, 2016, the Company’s outstanding borrowings were swapped at a weighted average interest rates of 3.21% and 3.10%, respectively (see Note 6 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At July 28, 2017 and July 29, 2016, the Company was in compliance with all debt covenants.

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

6.  Derivative Instruments and Hedging Activities

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at July 28, 2017 and July 29, 2016 was 1.00% and 1.25%, respectively.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at July 28, 2017 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
March 18, 2013	May 3, 2015	3	$50,000	1.51%
April 22, 2013	May 3, 2015	3	25,000	1.30%
April 25, 2013	May 3, 2015	3	25,000	1.29%
June 18, 2014	May 3, 2015	4	120,000	2.51%
June 24, 2014	May 3, 2015	4	90,000	2.51%
July 1, 2014	May 5, 2015	4	90,000	2.43%
January 30, 2015	May 3, 2019	2	80,000	2.15%
January 30, 2015	May 3, 2019	2	60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%

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

The estimated fair values of the Company’s derivative instruments were as follows:

(See Note 3)	Balance Sheet Location	July 28, 2017	July 29, 2016
Interest rate swaps	Prepaid expenses and other current assets	$32	$--

Interest rate swaps	Other current liabilities	$47	$180
Interest rate swaps	Long-term interest rate swap liability	6,833	22,070
Total liabilities		$6,880	$22,250
*These interest rate swap assets and liabilities are recorded at gross at both July 28, 2017 and July 29, 2016 since there were no offsetting assets and liabilities under the Company’s master netting agreements.

The estimated fair values of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk.  The adjustment related to the Company’s non-performance risk at July 28, 2017 and July 29, 2016 resulted in reductions of $103 and $1,035, respectively, in the total fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax assets, and will be reclassified into earnings over the term of the underlying debt.  As of July 28, 2017, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $2,538.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for each of the three years:

	Amount of Income (Loss) Recognized in AOCL on Derivatives (Effective Portion)
	2017	2016	2015
Cash flow hedges:
Interest rate swaps	$15,402	$(16,188)	$1,641

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the years ended July 28, 2017, July 29, 2016 and July 31, 2015:
	July 28, 2017	July 29, 2016	July 31, 2015
Beginning AOCL balance	$(13,740)	$(3,725)	$(4,733)

Other comprehensive income (loss) before reclassifications	12,082	(6,683)	5,955
Amounts reclassified from AOCL into earnings	(2,571)	(3,332)	(4,947)
Other comprehensive income (loss), net of tax	9,511	(10,015)	1,008
Ending AOCL balance	$(4,229)	$(13,740)	$(3,725)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for each of the three years:

Location of Loss Reclassified from AOCL into Income (Effective Portion)		Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		2017	2016	2015
Cash flow hedges:
Interest rate swaps	Interest expense	$4,163	$5,395	$8,052

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the years ended July 28, 2017, July 29, 2016 and July 31, 2015:
				Affected Line Item in the Consolidated
Details about AOCL	July 28, 2017	July 29, 2016	July 31, 2015	Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(4,163)	$(5,395)	$(8,052)	Interest expense
Tax benefit	1,592	2,063	3,105	Provision for income taxes
	$(2,571)	$(3,332)	$(4,947)	Net of tax

Any portion of the fair value of the interest rate swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in 2017, 2016 and 2015.

7.	Share Repurchases

In each of 2017, 2016 and 2015, subject to a maximum amount of $25,000 and the limits imposed by its credit facility, the Company was authorized to repurchase shares at management’s discretion.  The Company did not repurchase any shares of its common stock in 2017 and 2015.  In 2016, the Company repurchased 100,000 shares of its common stock in the open market at an aggregate cost of $14,653.

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

Total revenue was comprised of the following at:

	2017	2016	2015
Restaurant	$2,351,212	$2,323,199	$2,269,610
Retail	575,077	589,152	572,674
Total revenue	$2,926,289	$2,912,351	$2,842,284

9.	Leases

As of July 28, 2017, the Company operated 231 stores in leased facilities and also leased certain land, a retail distribution center and advertising billboards.

Rent expense under operating leases, including the sale-leaseback transactions discussed below, for each of the last three years was:

Year	Minimum	Contingent	Total
2017	$75,000	$252	$75,252
2016	74,405	263	74,668
2015	72,877	252	73,129

The following is a schedule by year of the future minimum rental payments required under the Company’s operating leases as of July 28, 2017:

Year	Total
2018	$65,253
2019	53,102
2020	48,298
2021	29,993
2022	30,372
Later years	480,140
Total	$707,158

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

The Company leases 65 of its stores pursuant to a sale-leaseback transaction which closed in 2000.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased stores.  At July 28, 2017 and July 29, 2016, the Company was in compliance with these covenants.

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

The Company has one active compensation plan, the 2010 Omnibus Incentive Compensation Plan (the “2010 Omnibus Plan”), for employees and non-employee directors which authorizes the granting of nonvested stock awards and units, performance-based MSU Grants, stock options and other types of share-based awards. The Company also has stock options outstanding under one other compensation plan in which no future grants may be made.

The 2010 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,500,000 shares of the Company’s common stock.  However, this share reserve is increased by shares awarded under this and prior plans which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation.  Additionally, this share reserve was decreased by shares granted from prior plans after July 30, 2010 until December 1, 2010.  At July 28, 2017, the number of shares authorized for future issuance under the Company’s active plan is 1,044,309.

The following table summarizes the number of outstanding awards under each plan at July 28, 2017:

2010 Omnibus Plan	131,575
2002 Omnibus Incentive Compensation Plan	4,000
Total	135,575

Types of Share-Based Awards

Nonvested Stock Awards

Nonvested stock awards consist of the Company’s common stock, generally accrue dividend equivalents and vest over 1–5 years.  The fair value of the Company’s nonvested stock awards which accrue dividends is equal to the market price of the Company’s stock at the date of the grant.  Dividends are forfeited for any nonvested stock awards that do not vest.

The Company’s nonvested stock awards include its long-term performance plans which were established by the Committee for the purpose of rewarding certain officers with shares of the Company’s common stock if the Company achieved certain performance targets. The stock awards under the long-term performance plans are calculated or estimated based on achievement of financial performance measures.

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at July 28, 2017:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2017 LTPP	2017 – 2018	2 or 3
2016 LTPP	2016 – 2017	2 or 3

The following table summarizes the shares that have been accrued under the 2017 LTPP and 2016 LTPP at July 28, 2017:

2017 LTPP	13,704
2016 LTPP	28,797

A summary of the Company’s nonvested stock activity as of July 28, 2017, and changes during 2017 are presented in the following table:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 29, 2016	40,437	$112.52
Granted	94,432	154.63
Vested	(102,852)	142.93
Forfeited	--	--
Unvested at July 28, 2017	32,017	$139.04

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2017	2016	2015
Total fair value of nonvested stock	$14,700	$8,418	$8,152

Nonvested Stock Units

Beginning in 2017, the Company adopted long-term incentive plans that award nonvested stock units based upon relative total shareholder return.  The number of nonvested stock units that will ultimately be awarded and will vest at the end of the applicable three-year performance period is based on relative total shareholder return, which is defined as increases in the Company’s stock price plus dividends paid during the performance period as compared to the total shareholder return of a group of peer companies determined by the Committee.  The number of shares awarded at the end of the performance period for each nonvested stock unit may range from 75% to 125% of the target award.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned.  In addition to a service requirement, the vesting of the nonvested stock units is also subject to the achievement of a specified level of operating income during the performance period.  If this performance goal is not met, no nonvested stock units will be awarded and no compensation expense will be recorded.

The fair value of the nonvested stock units is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  This model uses the average prices for the 60 consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period. This model also incorporates the following ranges of assumptions:

•	The expected volatilities are the historical volatilities of the Company’s stock and the members of the peer group over the period commensurate with the three-year performance period.
•
The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.  The risk-free rates for the nonvested stock units granted in 2017 ranged from 1.0% to 1.4%.

•	The expected dividend yield is assumed to be zero since the award holders are entitled to any dividends paid over the performance period.

Dividends accrue on the nonvested stock units. Dividends will be forfeited for nonvested stock units that do not vest.

At July 28, 2017, 3,025 nonvested stock units were accrued.

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

The fair value of the MSU Grants is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  This model uses the average prices for the 60 consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period. This model also incorporates the following ranges of assumptions:

•
The expected volatility is a blend of implied volatility based on market-traded options on the Company’s stock and historical volatility of our stock over the period commensurate with the three-year performance period.

•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.
•	The expected dividend yield is assumed to be zero since the award holders are entitled to any dividends paid over the performance period.

The following assumptions were used in determining the fair value for the Company’s MSU Grants:

	Year Ended
	July 29, 2016	July 31, 2015
Dividend yield***	--	--
Expected volatility	23% - 24%	21%
Risk-free interest rate range	0.9% - 1.0%	1.0%
***Dividends accrue on the 2015 and 2016 MSU Grants. Dividends will be forfeited for any MSU Grants that do not vest.  No MSU Grants were awarded in 2017.

The following table summarizes the shares that have been accrued under the 2015 MSU Grants and 2016 MSU Grants at July 28, 2017:

Shares
2015 MSU Grants	39,467
2016 MSU Grants	14,565

Stock Options

Prior to 2012, stock options were granted with an exercise price equal to the market price of the Company’s stock on the grant date; those option awards generally vest at a cumulative rate of 33% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.  No stock options were granted in 2015, 2016 or 2017.

A summary of the Company’s stock option activity as of July 28, 2017, and changes during 2017 are presented in the following table:

Fixed Options	Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 29, 2016	12,683	$32.71
Granted	--	--
Exercised	(8,683)	32.64
Forfeited	--	--
Canceled	--	--
Outstanding at July 28, 2017	4,000	$32.86	0.33	$490
Exercisable	4,000	$32.86	0.33	$490

The following table summarizes the total intrinsic values of options exercised during each of the three years:

	2017	2016	2015
Total intrinsic values of options exercised*	$1,070	$917	$4,652
*The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2017	2016	2015
Nonvested stock awards and units	$6,654	$10,277	$13,243
MSU Grants	1,804	2,925	2,967
Total compensation expense	$8,458	$13,202	$16,210

The following table highlights the total unrecognized compensation expense related to nonvested stock awards, nonvested stock units and MSU Grants and the weighted-average periods over which the expense is expected to be recognized as of July 28, 2017:

	Nonvested Stock Awards	Nonvested Stock Units	MSU Grants
Total unrecognized compensation	$2,692	$770	$862
Weighted-average period in years	2.12	2.01	1.02

The following table highlights the total income tax benefit recognized in the Consolidated Statements of Income for each of the three years:

	2017	2016	2015
Total income tax benefit	$2,740	$3,819	$5,056

During 2017, the Company issued 99,548 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net reduction to shareholders’ equity of $6,896.  The excess tax benefit realized upon exercise of share-based compensation awards was $2,636.

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

At July 28, 2017, none of the Rights were exercisable.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock.  In 2017, 2016 and 2015, the Company matched 25% of employee contributions for each participant in either plan up to a total of 6% of the employee’s compensation.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $31,196 is included in other assets and the related liability to the participants of $31,196 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2017	2016	2015
401(k) Savings Plan	$2,501	$2,528	$2,364
Non-Qualified Savings Plan	291	296	234

13.	Income Taxes

The components of the provision for income taxes for each of the three years were as follows:

	2017	2016	2015
Current:
Federal	$83,743	$62,054	$71,386
State	7,567	6,447	6,050
Deferred:
Federal	4,696	12,477	(6,178)
State	982	(3,858)	3,040
Total provision for income taxes	$96,988	$77,120	$74,298

A reconciliation of the Company’s provision for income taxes and income taxes based on the statutory U.S. federal rate of 35% was as follows:

	2017	2016	2015
Provision computed at federal statutory income tax rate	$104,611	$93,247	$83,370
State and local income taxes, net of federal benefit	5,856	1,427	6,378
Employer tax credits for FICA taxes paid on employee tip income	(11,543)	(11,048)	(10,681)
Other employer tax credits	(2,814)	(7,326)	(5,058)
Other-net	878	820	289
Total provision for income taxes	$96,988	$77,120	$74,298

Significant components of the Company’s net deferred tax liability consisted of the following at:

	July 28, 2017	July 29, 2016
Deferred tax assets:
Compensation and employee benefits	$10,110	$13,937
Deferred rent	18,270	17,183
Accrued liabilities	13,233	12,466
Insurance reserves	12,401	11,444
Inventory	4,411	4,368
Other	2,767	8,718
Deferred tax assets	$61,192	$68,116

Deferred tax liabilities:
Property and equipment	$100,373	$97,695
Inventory	10,906	9,803
Other	12,273	12,024
Deferred tax liabilities	123,552	119,522
Net deferred tax liability	$62,360	$51,406

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets.  As of July 28, 2017 and July 29, 2016, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $20,731 and $21,899, respectively.  Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	July 28, 2017	July 29, 2016	July 31, 2015
Balance at beginning of year	$21,899	$25,507	$22,832
Tax positions related to the current year:
Additions	4,003	4,860	3,994
Reductions	--	--	--
Tax positions related to the prior year:
Additions	582	2,186	118
Reductions	(2,966)	(6,896)	(227)
Settlements	(1,027)	(2,324)	(204)
Expiration of statute of limitations	(1,760)	(1,434)	(1,006)
Balance at end of year	$20,731	$21,899	$25,507

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate.  The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2017	2016	2015
Uncertain tax positions	$13,475	$14,234	$16,579

The Company had $6,128, $5,497 and $9,754 in interest and penalties accrued as of July 28, 2017, July 29, 2016, and July 31, 2015, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $631, $(4,256) and $1,194 in its provision for income taxes on July 28, 2017, July 29, 2016 and July 31, 2015, respectively.  The increase from 2016 to 2017 and the decrease from 2015 to 2016 both are attributable to the Company’s revaluation of select reserves and audit settlements in 2016.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at July 28, 2017 by approximately $3,000 to $4,000 within the next twelve months.  At July 28, 2017, the Company was subject to income tax examinations for its U.S. federal income taxes after 2013 and for state and local income taxes generally after 2013.

14.	Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2017	2016	2015
Net income per share numerator	$201,899	$189,299	$163,903

Net income per share denominator:
Basic weighted average shares outstanding	24,031,810	23,945,041	23,918,368
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	86,478	129,232	130,556
Diluted weighted average shares outstanding	24,118,288	24,074,273	24,048,924

15.	Commitments and Contingencies

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of July 28, 2017, the Company had $9,655 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 5).

As of July 28, 2017, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees, and therefore, no provision has been recorded in the Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third party by the primary obligor under such lease agreements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no liability has been recorded in the Consolidated Balance Sheet.

16.	Quarterly Financial Data (Unaudited)

Quarterly financial data for 2017 and 2016 are summarized as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017
Total revenue	$709,971	$772,682	$700,410	$743,226
Store operating income	109,832	117,513	107,478	119,749
Income before income taxes	72,068	79,058	68,089	79,672
Net income	48,355	52,727	46,924	53,893
Net income per share – basic	2.01	2.19	1.95	2.24
Net income per share – diluted	2.01	2.19	1.95	2.23
2016
Total revenue	$702,629	$764,002	$700,136	$745,584
Store operating income	99,627	106,032	103,419	114,375
Income before income taxes	61,764	66,956	63,592	74,107
Net income	40,865	48,242	49,169	51,023
Net income per share – basic	1.71	2.02	2.05	2.13
Net income per share – diluted	1.70	2.01	2.04	2.12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of July 28, 2017, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended July 28, 2017 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion based on this evaluation.  We have concluded that our internal control over financial reporting was effective as of July 28, 2017, based on these criteria.

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
Jill M. Golder
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and its subsidiaries (the “Company”) as of July 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 28, 2017, and our report dated September 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 22, 2017

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2017 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions—Code of Ethics.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2017 Proxy Statement:  “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in the section of the 2017 Proxy Statement entitled “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2017 Proxy Statement.  No other portion of the section of the 2017 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

1.	All financial statements – see Item 8.

2.	All schedules have been omitted since they are either not required or not applicable, or the required information is included.

3.	The exhibits listed in the accompanying Index to Exhibits immediately prior to the signature page to this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit

3(I), 4(a)	Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (1)

3(II), 4(b)	Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (2)

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

10(d)
Master Lease, dated July 31, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of nine Cracker Barrel Old Country Store® sites (filed herewith)

10(e)
Master Lease, dated July 31, 2000, between Country Stores Property II, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 23 Cracker Barrel Old Country Store® sites (filed herewith)

10(f)
Master Lease, dated July 31, 2000, between Country Stores Property III, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 12 Cracker Barrel Old Country Store® sites (filed herewith)

10(g)	Cracker Barrel Old Country Store, Inc. Amended and Restated Stock Option Plan (as amended to date)† (7)

10(h)	Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (8)

10(i)	Cracker Barrel Old Country Store, Inc. 2002 Omnibus Incentive Compensation Plan (as amended to date)† (9)

10(j)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (10)

10(k)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (11)

10(l)	Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (12)

10(m)	Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (13)

10(n)	Amendment to Deferred Compensation Plan†(14)

10(o)	Executive Employment Agreement with Sandra B. Cochran, dated as of September 26, 2013† (15)

10(p)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (16)

10(q)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2015 Long-Term Incentive Program† (17)

10(r)	Form of Change in Control and Severance Agreement between Cracker Barrel Old Country Store, Inc. and certain of its named officers† (18)

10(s)	Change in Control and Severance Agreement with Nicholas V. Flanagan, dated May 22, 2015† (filed herewith)

10(t)	Retirement Agreement with Lawrence E. Hyatt, dated as of September 25, 2015† (19)

10(u)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2016 Long-Term Incentive Program† (20)

10(v)	Change in Control and Severance Agreement with Jill Golder, dated April 28, 2016† (21)

10(w)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2017 Annual Bonus Plan† (22)

10(x)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2017 Long-Term Incentive Program† (23)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 000-25225).

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012 (Commission File No. 000-25225).

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on January 9, 2015.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 9, 2015.

(5)	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2005 (Commission File No. 000-25225).

(6)	Incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2000 (Commission File No. 000-25225).

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 30, 2009 (Commission File No. 000-25225).

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2009 (Commission File No. 000-25225).

(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 29, 2010 (Commission File No. 000-25225).

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(12)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(13)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(14)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(15)	Incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended August 2, 2013.

(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 7, 2014.

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on May 22, 2015.

(19)	Incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 29, 2015.

(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 30, 2015.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 29, 2016.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 28, 2016.

(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 28, 2016.

†Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of September, 2017.

CRACKER BARREL OLD COUNTRY STORE, INC.
By:
/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 22nd day of September, 2017.

Name	Title

/s/Sandra B. Cochran Sandra B. Cochran	President, Chief Executive Officer and Director

/s/Jill M. Golder Jill M. Golder	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Jeffrey M. Wilson Jeffrey M. Wilson	Vice President, Corporate Controller (Principal Accounting Officer)

/s/Thomas H. Barr Thomas H. Barr	Director

/s/James W. Bradford James W. Bradford	Director and Chairman of the Board

/s/Meg G. Crofton Meg G. Crofton	Director

/s/Glenn A. Davenport Glenn A. Davenport	Director

/s/Richard J. Dobkin Richard J. Dobkin	Director

/s/Norman E. Johnson Norman E. Johnson	Director

/s/William W. McCarten William W. McCarten	Director

/s/Coleman H. Peterson Coleman H. Peterson	Director

/s/Andrea M. Weiss Andrea M. Weiss	Director