Form 10-Q
period 2017-10-27
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2017-11-21
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 27, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_________to___________

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

23,994,793 Shares of Common Stock
Outstanding as of November 14, 2017

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended October 27, 2017

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	October 27, 2017	July 28, 2017*
Current Assets:
Cash and cash equivalents	$120,193	$161,001
Accounts receivable	18,078	18,116
Income taxes receivable	--	4,265
Inventories	191,481	156,367
Prepaid expenses and other current assets	19,479	16,047
Deferred income taxes	--	3,061
Total current assets	349,231	358,857
Property and equipment	2,118,446	2,093,448
Less: Accumulated depreciation and amortization of capital leases	1,012,665	995,351
Property and equipment – net	1,105,781	1,098,097
Other assets	66,920	64,988
Total assets	$1,521,932	$1,521,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$130,127	$118,395
Income taxes payable	15,579	--
Other current liabilities	230,080	257,433
Total current liabilities	375,786	375,828

Long-term debt	400,000	400,000
Long-term interest rate swap liability	4,077	6,833
Other long-term obligations	131,250	129,353
Deferred income taxes	63,117	65,421

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 23,994,793 shares issued and outstanding at October 27, 2017, and 24,055,682 shares issued and outstanding at July 28, 2017	240	241
Additional paid-in capital	39,540	55,659
Accumulated other comprehensive loss	(2,342)	(4,229)
Retained earnings	510,264	492,836
Total shareholders’ equity	547,702	544,507
Total liabilities and shareholders’ equity	$1,521,932	$1,521,942

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 28, 2017, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2017.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	October 27, 2017	October 28, 2016

Total revenue	$710,368	$709,971
Cost of goods sold (exclusive of depreciation and rent)	210,749	213,109
Labor and other related expenses	248,068	249,104
Other store operating expenses	143,820	137,926
Store operating income	107,731	109,832
General and administrative expenses	36,893	34,088
Operating income	70,838	75,744
Interest expense	3,618	3,676
Income before income taxes	67,220	72,068
Provision for income taxes	20,840	23,713
Net income	$46,380	$48,355

Net income per share:
Basic	$1.93	$2.01
Diluted	$1.92	$2.01

Weighted average shares:
Basic	24,035,202	24,001,708
Diluted	24,105,187	24,099,013

Dividends declared per share	$1.20	$1.15

Dividends paid per share	$1.20	$1.15

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended
	October 27, 2017	October 28, 2016

Net income	$46,380	$48,355

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	3,055	6,106
Income tax expense	1,168	2,335
Other comprehensive income, net of tax	1,887	3,771
Comprehensive income	$48,267	$52,126

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	October 27, 2017	October 28, 2016
Cash flows from operating activities:
Net income	$46,380	$48,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,631	20,534
Loss on disposition of property and equipment	1,204	1,107
Share-based compensation	2,035	1,425
Excess tax benefit from share-based compensation	--	(1,062)
Changes in assets and liabilities:
Inventories	(35,114)	(34,913)
Other current assets	871	13,278
Accounts payable	11,732	(13,479)
Other current liabilities	(10,169)	1,186
Other long-term assets and liabilities	(293)	(1,493)
Net cash provided by operating activities	38,277	34,938

Cash flows from investing activities:
Purchase of property and equipment	(30,613)	(26,410)
Proceeds from insurance recoveries of property and equipment	86	74
Proceeds from sale of property and equipment	110	265
Net cash used in investing activities	(30,417)	(26,071)

Cash flows from financing activities:
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(3,383)	(6,138)
Purchases and retirement of common stock	(14,772)	--
Dividends on common stock	(30,513)	(29,649)
Excess tax benefit from share-based compensation	--	1,062
Net cash used in financing activities	(48,668)	(34,725)

Net decrease in cash and cash equivalents	(40,808)	(25,858)
Cash and cash equivalents, beginning of period	161,001	150,966
Cash and cash equivalents, end of period	$120,193	$125,108

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,340	$3,160
Income taxes	$194	$784

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$6,356	$3,252
Change in fair value of interest rate swaps	$3,055	$6,106
Change in deferred tax asset for interest rate swaps	$(1,168)	$(2,335)
Dividends declared but not yet paid	$29,735	$28,789

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

The condensed consolidated balance sheets at October 27, 2017 and July 28, 2017 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended October 27, 2017 and October 28, 2016, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 28, 2017 (the “2017 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2017 Form 10-K.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

Recent Accounting Pronouncements Adopted

Inventory

In July 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which requires companies to measure certain inventory at the lower of cost and net realizable value.  This accounting guidance does not apply to inventories measured by using either the last-in, first-out method or the retail inventory method.   This accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years on a prospective basis.  The adoption of this accounting guidance in the first quarter of 2018 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Deferred Taxes

In November 2015, in order to simplify the presentation of deferred income taxes, the FASB issued accounting guidance which requires deferred tax liabilities and assets to be classified as noncurrent in the balance sheet.  This accounting guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  This accounting guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Other than the revised balance sheet presentation of deferred tax liabilities and assets, the adoption of this accounting guidance on a prospective basis in the first quarter of 2018 did not  have a significant impact on the Company’s consolidated financial position or results of operations.  Prior periods were not retrospectively adjusted for the adoption of this accounting guidance.

Index
Share-Based Payments

In March 2016, the FASB issued accounting guidance in order to simplify certain aspects of the accounting and presentation of share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This accounting guidance is effective for fiscal periods beginning after December 15, 2016, and interim periods within those fiscal years.  This guidance may be applied either on a prospective basis, retrospective basis or a modified retrospective basis depending on the specific accounting topic covered in the accounting guidance.  The Company adopted this accounting guidance in the first quarter of 2018.  The impact of recognizing excess tax benefits of $759 as a reduction to the provision for income taxes on a prospective basis resulted in a benefit of $0.03 per diluted share in the first quarter of 2018.  The Company elected to apply the presentation of excess tax benefits on the statement of cash flows on a prospective basis; prior periods were not retrospectively adjusted.  The Company also elected to continue estimating forfeitures of share-based awards.

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued accounting guidance which clarifies the principles for recognizing revenue and provides a comprehensive model for revenue recognition.  Revenue recognition should depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.  This accounting guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early application is permitted for fiscal years beginning after December 15, 2016.  A company may apply this accounting guidance either retrospectively or by using the cumulative effect transition method.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2019.

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

Recognition of Breakage for Certain Prepaid Stored-Value Products

In March 2016, in order to address diversity in practice related to the derecognition of a prepaid stored-value product liability, the FASB issued accounting guidance requiring breakage for prepaid stored-value product liabilities to be accounted for consistent with the breakage guidance in the revenue recognition standard (see “Revenue Recognition” above). This accounting guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  This accounting guidance may be applied either on a modified retrospective basis or on a retrospective basis.  Early application is permitted.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2019.

Modification of Share-Based Payment Awards

In May 2017, the FASB issued accounting guidance to provide clarity, reduce the diversity in practice and to simplify the accounting guidance related to a change to the terms or conditions of a share-based payment award. This new standard provides guidance for evaluating which changes to the terms or conditions of a share-based payment award are substantive and require modification accounting to be applied.  This accounting guidance is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years on a prospective basis.   Early adoption is permitted. The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2019.

Index
Accounting for Hedging Activities

In August 2017, the FASB issued accounting guidance which amends the recognition, presentation and disclosure requirements of hedge accounting in order to better portray the economics of entities’ risk management activities, increase transparency and understandability of hedging relationships and simplify the application of hedge accounting.  This accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted.  The recognition requirements for cash flow and net investment hedges existing at the date of adoption will be applied using a cumulative-effect adjustment to retained earnings.  The amended presentation and disclosure requirements will be applied on a prospective basis.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2020.

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at October 27, 2017 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$40,446	$--	$--	$40,446
Interest rate swap asset (see Note 5)	--	287	--	287
Deferred compensation plan assets**	33,045	--	--	33,045
Total assets at fair value	$73,491	$287	$--	$73,778

Interest rate swap liability (see Note 5)	$--	$4,080	$--	$4,080
Total liabilities at fair value	$--	$4,080	$--	$4,080

The Company’s assets and liabilities measured at fair value on a recurring basis at July 28, 2017 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$82,524	$--	$--	$82,524
Interest rate swap asset (see Note 5)	--	32	--	32
Deferred compensation plan assets**	31,196	--	--	31,196
Total assets at fair value	$113,720	$32	$--	$113,752

Interest rate swap liability (see Note 5)	$--	$6,880	$--	$6,880
Total liabilities at fair value	$--	$6,880	$--	$6,880

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

Index
The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at October 27, 2017 and July 28, 2017.

3.	Inventories

Inventories were comprised of the following at:

	October 27, 2017	July 28, 2017
Retail	$150,999	$119,446
Restaurant	23,304	20,252
Supplies	17,178	16,669
Total	$191,481	$156,367

4.	Debt

The Company has a $750,000 revolving credit facility (the “Revolving Credit Facility”), which expires on January 8, 2020.  At both October 27, 2017 and July 28, 2017, the Company had $400,000 of outstanding borrowings under the Revolving Credit Facility.  At October 27, 2017, the Company had $9,455 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 11 for more information on the Company’s standby letters of credit).  At October 27, 2017, the Company had $340,545 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Revolving Credit Facility.  As of October 27, 2017 and October 28, 2016, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.21% and 3.10%, respectively, (see Note 5 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At October 27, 2017, the Company was in compliance with all financial covenants.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at October 27, 2017 was 1.00%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

Index
A summary of the Company’s interest rate swaps at October 27, 2017 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of October 27, 2017 and July 28, 2017 were as follows:

(See Note 3)	Balance Sheet Location	October 27, 2017	July 28, 2017
Interest rate swaps	Prepaid expenses and other current assets	$42	$32
Interest rate swaps	Other assets	245	--
Total assets		$287	$32

Interest rate swaps	Other current liabilities	$3	$47
Interest rate swaps	Long-term interest rate swap liability	4,077	6,833
Total liabilities		$4,080	$6,880

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at October 27, 2017 and July 28, 2017:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	October 27, 2017	July 28, 2017	October 27, 2017	July 28, 2017	October 27, 2017	July 28, 2017
Interest rate swaps	$292	$32	$(5)	$--	$287	$32

Index
The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at October 27, 2017 and July 28, 2017:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	October 27, 2017	July 28, 2017	October 27, 2017	July 28, 2017	October 27, 2017	July 28, 2017
Interest rate swaps	$4,080	$6,880	$--	$--	$4,080	$6,880

The estimated fair value of the Company’s interest rate swap assets and liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at October 27, 2017 and July 28, 2017 resulted in reductions of $18 and $103, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap asset and liabilities is recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of October 27, 2017, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $2,305.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the three months ended October 27, 2017 and the year ended July 28, 2017:

	Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
	Three Months Ended October 27, 2017	Year Ended July 28, 2017
Cash flow hedges:
Interest rate swaps	$3,055	$15,402

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters ended October 27, 2017 and October 28, 2016:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended
		October 27, 2017	October 28, 2016
Cash flow hedges:
Interest rate swaps	Interest expense	$1,064	$1,243

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the three-month periods ended October 27, 2017 and October 28, 2016.

6.	Shareholders’ Equity

During the three months ended October 27, 2017, the Company issued 39,111 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net reduction to shareholders’ equity of $3,383.

During the three months ended October 27, 2017, the Company repurchased 100,000 shares of its common stock in the open market at an aggregate cost of $14,772.

During the three months ended October 27, 2017, total share-based compensation expense was $2,035.

During the three months ended October 27, 2017, the Company paid regular dividends of $1.20 per share of its common stock and declared a regular dividend of $1.20 per share of its common stock that was paid on November 6, 2017 to shareholders of record on October 13, 2017.

Index
The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the three months ended October 27, 2017 (see Notes 2 and 5):

Changes in AOCL
AOCL balance at July 28, 2017	$(4,229)
Other comprehensive income before reclassifications	2,544
Amounts reclassified from AOCL	(657)
Other comprehensive income, net of tax	1,887
AOCL balance at October 27, 2017	$(2,342)

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter ended October 27, 2017:

Details about AOCL	Amount Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(1,064)	Interest expense
Tax benefit	407	Provision for income taxes
	$(657)	Net of tax

7.	Seasonality

Historically, the net income of the Company has been lower in the first and third quarters and higher in the second and fourth quarters.  Management attributes these variations to the holiday shopping season and the summer vacation and travel season.  The Company's retail sales, which are made substantially to the Company’s restaurant customers, historically have been highest in the Company's second quarter, which includes the holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been higher during the summer months, thereby contributing to higher profits in the Company’s fourth quarter.  The Company generally opens additional new locations throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

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

	Quarter Ended
	October 27, 2017	October 28, 2016
Revenue:
Restaurant	$578,237	$573,677
Retail	132,131	136,294
Total revenue	$710,368	$709,971

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended
	October 27, 2017	October 28, 2016
Nonvested stock awards and units	$1,792	$983
Performance-based market stock units (“MSU Grants”)	243	442
	$2,035	$1,425

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	October 27, 2017	October 28, 2016
Net income per share numerator	$46,380	$48,355

Net income per share denominator:
Weighted average shares	24,035,202	24,001,708
Add potential dilution:
Stock options, nonvested stock awards and units and MSU Grants	69,985	97,305
Diluted weighted average shares	24,105,187	24,099,013

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of October 27, 2017, the Company had $9,455 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At October 27, 2017, the Company is secondarily liable for lease payments associated with two properties occupied by a third party.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of October 27, 2017.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At October 27, 2017, we operated 645 Cracker Barrel stores in 44 states and six Holler & Dash Biscuit HouseTM locations in four states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2017 (the “2017 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2017 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 22-25 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength throughout 2018 to grow sales and profits.  Our priorities for 2018 consist of the following:

•	Enhancing the core business by focusing on value, culinary enhancements and speed of service.

•
Expanding the footprint in new and developing markets while replenishing our store opening pipeline to accelerate future growth.  We anticipate opening eight to nine Cracker Barrel stores during 2018; and

•
Extending the brand by optimizing on long-term drivers, such as Holler & Dash Biscuit HouseTM, to further drive shareholder value.  We currently plan to open three Holler & Dash Biscuit HouseTM locations during 2018, of which two opened in the first quarter of 2018.

We continue to be focused on the delivery of our 2018 priorities.  We introduced new initiatives tied to our 2018 priorities at our bi-annual manager conference and training event.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended October 27, 2017 as compared to the same period in the prior year:

	Quarter Ended
	October 27, 2017	October 28, 2016
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	29.7	30.0
Labor and other related expenses	34.9	35.1
Other store operating expenses	20.2	19.4
Store operating income	15.2	15.5
General and administrative expenses	5.2	4.8
Operating income	10.0	10.7
Interest expense	0.5	0.5
Income before income taxes	9.5	10.2
Provision for income taxes	3.0	3.4
Net income	6.5%	6.8%

The following table sets forth the number of stores in operation at the beginning and end of the quarters ended October 27, 2017 and October 28, 2016:

	Quarter Ended
	October 27, 2017	October 28, 2016
Open at beginning of period	649	641
Opened during period	2	2
Open at end of period	651	643

Total Revenue

Total revenue for the first quarter of 2018 increased 0.1% compared to the first quarter of 2017.

Index
The following table highlights the key components of revenue for the quarter ended October 27, 2017 as compared to the quarter ended October 28, 2016:

	Quarter Ended
	October 27, 2017	October 28, 2016
Revenue in dollars:
Restaurant	$578,237	$573,677
Retail	132,131	136,294
Total revenue	$710,368	$709,971
Total revenue by percentage relationships:
Restaurant	81.4%	80.8%
Retail	18.6%	19.2%
Average unit volumes(1):
Restaurant	$889.5	$893.7
Retail	203.2	212.3
Total revenue	$1,092.7	$1,106.0
Comparable store sales increase (decrease):
Restaurant	0.2%	1.3%
Retail	(3.6%)	(4.0%)
Restaurant and retail	(0.6%)	0.2%

(1)Average unit volumes include sales of all stores.

For the first quarter of 2018, our comparable store restaurant sales increase consisted of a 2.0% average check increase (including a 2.2% average menu price increase) partially offset by a 1.8% guest traffic decline as compared to the prior year period.  We believe that adverse weather had a negative impact on comparable store traffic of approximately 0.3%.

For the first quarter of 2018, our comparable store retail sales decrease resulted primarily from the decrease in guest traffic and lower performance in the bed and bath, apparel and accessories, décor, toys and media merchandise categories as compared to the prior year period.  We believe that adverse weather had a negative impact on comparable store retail sales of approximately 0.6%.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the first quarter of 2018 as compared to the same period in the prior year:

	Quarter Ended
	October 27, 2017	October 28, 2016
Cost of Goods Sold in dollars:
Restaurant	$143,850	$145,536
Retail	66,899	67,573
Total Cost of Goods Sold	$210,749	$213,109
Cost of Goods Sold by percentage of revenue:
Restaurant	24.9%	25.4%
Retail	50.6%	49.6%

Index
The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the first quarter of 2018 as compared to the same period in the prior year was primarily the result of our menu price increase referenced above and a shift to lower cost menu items partially offset by higher food waste.  Lower cost menu items accounted for a decrease of 0.2% in restaurant cost of goods sold as a percentage of restaurant revenue for the first quarter of 2018 as compared to the same period in the prior year.  Higher food waste accounted for an increase of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the first quarter of 2018 as compared to the same period in the prior year.

We presently expect the rate of commodity inflation to be approximately 2.0% to 2.5% in 2018 as compared to 2017.

The increase in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2018 as compared to the prior year quarter resulted primarily from a lower initial margin and an increase in the provision for obsolete inventory.

First Quarter Increase as a Percentage of Retail Revenue
Lower initial margin	0.7%
Provision for obsolete inventory	0.2%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 34.9% in the first quarter of 2018 as compared to 35.1% in the first quarter of 2017.   This percentage change resulted from the following:

First Quarter (Decrease) Increase as a Percentage of Total Revenue
Store bonus expense	(0.2%)
Workers’ compensation expense	(0.2%)
Store hourly labor	0.1%
Other wages	0.1%

Lower store bonus expense as a percentage of total revenue for the first quarter of 2018 as compared to the same period in the prior year resulted from lower performance against financial objectives in the first quarter of 2018 as compared to the same period in the prior year.

Lower workers’ compensation expense as a percentage of total revenue for the first quarter of 2018 as compared to the same period in the prior year resulted primarily from a reduction in reserves based on lower expected future claims activity.

The increase in store hourly labor costs as a percentage of total revenue for the first quarter of 2018 as compared to the same period in the prior year resulted primarily from wage inflation exceeding menu price increases.

The increase in other wages as a percentage of total revenue for the first quarter of 2018 as compared to the same period in the prior year resulted primarily from the payment of discretionary pay to employees due to store closures caused by adverse weather in the first quarter of 2018.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

Index
Other store operating expenses as a percentage of total revenue increased to 20.2% in the first quarter of 2018 as compared to 19.4% in the first quarter of 2017.  This percentage change resulted from the following:

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Bi-annual manager conference and training event expense	0.3%
Supplies expense	0.3%
Maintenance expense	0.2%
Depreciation expense	0.2%
Advertising expense	(0.1%)
General insurance	(0.1%)

In the first quarter of 2018, we held a bi-annual manager conference and training event which was attended by our store operations management team.  We did not hold a manager’s conference and training event in 2017.

The increases in supplies and maintenance expenses as a percentage of total revenue for the first quarter of 2018 as compared to the same period in the prior year resulted primarily from the implementation of previously announced initiatives.

The increase in depreciation expense as a percentage of total revenue for the first quarter of 2018 as compared to the same period in the prior year resulted from higher capital expenditures in the first quarter of 2018 as compared to the same period in the prior year.

The decrease in advertising expense as a percentage of total revenue for the first quarter 2018 as compared to the same period in the prior year resulted primarily from fewer weeks of national television advertising in the first quarter of 2018 as compared to the same period in the prior year.

The decrease in general insurance expense as a percentage of total revenue for the first quarter of 2018 as compared to the same period in the prior year resulted primarily from a reduction in reserves based on lower expected future claims activity.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue increased to 5.2% in the first quarter of 2018 as compared to 4.8% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Quarter Increase as a Percentage of Total Revenue
Payroll and related expenses	0.2%
Travel and meeting expenses	0.1%

The increase in payroll and related expenses as a percentage of total revenue for the first quarter of 2018 as compared to the same period in the prior year resulted primarily from higher staffing levels and higher average wages.

The increase in travel and meeting expenses as a percentage of total revenue for the first quarter of 2018 as compared to the same period in the prior year resulted primarily from travel associated with new store openings and the implementation of previously announced initiatives.

 Interest Expense

Interest expense for the first quarter of 2018 remained relatively constant at $3,618 as compared to $3,676 in the first quarter of 2017.

Index
Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 31.0% and 32.9% in the first quarters of 2018 and 2017, respectively. The reduction in the effective tax rate from the first quarter of 2017 to the first quarter of 2018 resulted primarily from the adoption of new accounting guidance in the first quarter of 2018 which requires the recognition of tax benefits for share-based compensation in the provision for income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $750,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 28, 2017, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first three months of 2018.

We believe that cash on hand at October 27, 2017, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility, will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $38,277 for the first three months of 2018, which represented an increase from the $34,938 net cash provided during the first three months of 2017.  This increase primarily reflected the timing of payments for accounts payable, the timing of payroll payments as compared to the prior year period due to our quarter end dates and lower spending on advertising.

Borrowing Capacity and Debt Covenants

At October 27, 2017, we had $400,000 of outstanding borrowings under the Revolving Credit Facility and we had $9,455 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At October 27, 2017, we had $340,545 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $30,527 for the first three months of 2018 as compared to $26,336 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures from the first three months of 2017 to the first three months of 2018 resulted primarily from an increase in the number of new store locations.  We estimate that our capital expenditures during 2018 will be between $150,000 and $160,000.  This estimate includes the acquisition of sites and construction costs of eight to nine new Cracker Barrel stores and three new Holler & Dash Biscuit HouseTM locations that we have opened or are expected to open during 2018, as well as for acquisition and construction costs for store locations to be opened in 2019.  We also expect to increase capital expenditures for technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

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

During the first quarter of 2018, we paid a regular dividend of $1.20 per share and declared a dividend of $1.20 per share that was paid on November 6, 2017 to shareholders of record on October 13, 2017.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2018.  During the first quarter of 2018, we repurchased 100,000 shares of our common stock in the open market at an aggregate cost of $14,772.

During the first quarter of 2018, we issued 39,111 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net use of cash of $3,383.

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

We had negative working capital of $26,555 at October 27, 2017 versus negative working capital of $16,971 at July 28, 2017.  The change in working capital from July 28, 2017 to October 27, 2017 primarily resulted from the use of cash to build retail inventories as well as the decrease in cash resulting from the payment of dividends, share repurchases and capital spending.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2017 Form 10-K for additional information regarding our operating leases.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2017.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2017 Form 10-K for additional information regarding our material commitments.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2017 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

Index
We have not made any material changes in our methodology for assessing impairments during the first three months of 2018, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first three months of 2018 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first three months of 2018 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

We file our income tax returns many months after our year end.  These returns are subject to audit by various federal and state governments years after the returns are filed and could be subject to differing interpretations of the tax laws.  We then must assess the likelihood of successful legal proceedings or reach a settlement with the relevant taxing authority.  Although we believe that the judgments and estimates used in establishing our tax provision are reasonable, an unsuccessful legal proceeding or a settlement could result in material adjustments to our Consolidated Financial Statements and our consolidated financial position (see Note 13 to our Consolidated Financial Statements contained in the 2017 Form 10-K for additional information).

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

We update the historical and implied components of the expected volatility assumption when new grants are made.  No MSU Grants have been awarded in 2017 or in 2018.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first three months of 2018 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

Part II, Item 7A of the 2017 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since July 28, 2017.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of October 27, 2017, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 27, 2017 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2017 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended October 27, 2017 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
7/29/17 – 8/25/17	--	$--	--	Indeterminate (2)
8/26/17 – 9/22/17	94,200	$147.74	94,200	Indeterminate (2)
9/23/17 – 10/27/17	5,800	$147.39	5,800	Indeterminate (2)
Total for the quarter	100,000	$147.72	100,000	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.

(2)
On September 22, 2016, our Board of Directors approved the repurchase of up to $25,000 of our common stock, with such authorization to expire on October 6, 2017 to the extent it remained unused.  On September 29, 2017, we announced our Board of Directors had authorized new share repurchases for up to $25,000 of our common stock, with such authorization to expire on October 5, 2018.  The share repurchase authorization was effective immediately and replaced the prior share repurchase authorization.

ITEM 6.	Exhibits

See Exhibit Index immediately prior to the signature page hereto.

Index
INDEX TO EXHIBITS

Exhibit

10.1	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY2018 Annual Bonus Plan† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2017)

10.2
Cracker Barrel Old Country Store, Inc. and Subsidiaries FY2018 Long-Term Incentive Program† (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2017)

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: November 21, 2017	By:	/s/Jill M. Golder
Jill M. Golder, Senior Vice President and
Chief Financial Officer

Date: November 21, 2017	By:	/s/Jeffrey M. Wilson
Jeffrey M. Wilson, Vice President, Corporate Controller and Principal Accounting Officer