Form 10-Q
period 2018-01-26
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2018-02-20
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 26, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________ to _________

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

24,003,611 Shares of Common Stock
Outstanding as of February 13, 2018

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended January 26, 2018

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)
ASSETS	January 26, 2018	July 28, 2017*
Current Assets:
Cash and cash equivalents	$168,808	$161,001
Accounts receivable	21,259	18,116
Income taxes receivable	2,756	4,265
Inventories	159,583	156,367
Prepaid expenses and other current assets	20,572	16,047
Deferred income taxes	--	3,061
Total current assets	372,978	358,857
Property and equipment	2,143,787	2,093,448
Less: Accumulated depreciation and amortization of capital leases	1,029,547	995,351
Property and equipment – net	1,114,240	1,098,097
Other assets	69,725	64,988
Total assets	$1,556,943	$1,521,942
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$106,502	$118,395
Taxes withheld and accrued	27,235	36,725
Deferred revenue	102,912	72,376
Other current liabilities	128,456	148,332
Total current liabilities	365,105	375,828

Long-term debt	400,000	400,000
Long-term interest rate swap liability	1,706	6,833
Other long-term obligations	130,933	129,353
Deferred income taxes	43,574	65,421

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 24,003,611 shares issued and outstanding at January 26, 2018, and 24,055,682 shares issued and outstanding at July 28, 2017	240	241
Additional paid-in capital	41,849	55,659
Accumulated other comprehensive income (loss)	1,197	(4,229)
Retained earnings	572,339	492,836
Total shareholders’ equity	615,625	544,507
Total liabilities and shareholders’ equity	$1,556,943	$1,521,942

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 28, 2017, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2017.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017

Total revenue	$787,771	$772,682	$1,498,139	$1,482,653

Cost of goods sold (exclusive of depreciation and rent)	260,952	254,920	471,701	468,029
Labor and other related expenses	263,726	259,270	511,794	508,374
Other store operating expenses	150,407	140,979	294,227	278,905
Store operating income	112,686	117,513	220,417	227,345
General and administrative expenses	36,012	34,817	72,905	68,905
Operating income	76,674	82,696	147,512	158,440
Interest expense	3,680	3,638	7,298	7,314
Income before income taxes	72,994	79,058	140,214	151,126
Provision for income taxes	(18,145)	26,331	2,695	50,044
Net income	$91,139	$52,727	$137,519	$101,082

Net income per share:
Basic	$3.80	$2.19	$5.73	$4.21
Diluted	$3.79	$2.19	$5.71	$4.19

Weighted average shares:
Basic	24,001,493	24,040,243	24,018,347	24,020,976
Diluted	24,056,533	24,109,000	24,080,860	24,106,748

Dividends declared per share	$1.20	$1.15	$2.40	$2.30

Dividends paid per share	$1.20	$1.15	$2.40	$2.30

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017

Net income	$91,139	$52,727	$137,519	$101,082

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	5,394	11,394	8,449	17,500
Income tax expense	1,855	4,358	3,023	6,693
Other comprehensive income, net of tax	3,539	7,036	5,426	10,807
Comprehensive income	$94,678	$59,763	$142,945	$111,889

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 26, 2018	January 27, 2017
Cash flows from operating activities:
Net income	$137,519	$101,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,344	41,830
Loss on disposition of property and equipment	3,029	2,472
Share-based compensation	4,321	4,011
Excess tax benefit from share-based compensation	--	(1,203)
Changes in assets and liabilities:
Inventories	(3,216)	(3,571)
Other current assets	(6,359)	11,765
Accounts payable	(11,893)	(32,105)
Deferred revenues	30,536	32,820
Other current liabilities	(27,882)	(6,894)
Other long-term assets and liabilities	(21,894)	(705)
Net cash provided by operating activities	148,505	149,502

Cash flows from investing activities:
Purchase of property and equipment	(63,728)	(53,194)
Proceeds from insurance recoveries of property and equipment	275	260
Proceeds from sale of property and equipment	340	412
Net cash used in investing activities	(63,113)	(52,522)

Cash flows from financing activities:
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(3,360)	(6,031)
Purchases and retirement of common stock	(14,772)	--
Dividends on common stock	(59,453)	(57,420)
Excess tax benefit from share-based compensation	--	1,203
Net cash used in financing activities	(77,585)	(62,248)

Net increase in cash and cash equivalents	7,807	34,732
Cash and cash equivalents, beginning of period	161,001	150,966
Cash and cash equivalents, end of period	$168,808	$185,698

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,780	$6,582
Income taxes	$22,889	$28,801

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$2,737	$2,559
Change in fair value of interest rate swaps	$8,449	$17,500
Change in deferred tax asset for interest rate swaps	$(3,023)	$(6,693)
Dividends declared but not yet paid	$29,853	$28,997

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

The condensed consolidated balance sheets at January 26, 2018 and July 28, 2017 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and/or the six-month periods ended January 26, 2018 and January 27, 2017, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at January 26, 2018 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$89,446	$--	$--	$89,446
Interest rate swap asset (see Note 5)	--	3,307	--	3,307
Deferred compensation plan assets**	32,985	--	--	32,985
Total assets at fair value	$122,431	$3,307	$--	$125,738

Interest rate swap liability (see Note 5)	$--	$1,706	$--	$1,706
Total liabilities at fair value	$--	$1,706	$--	$1,706

The Company’s assets and liabilities measured at fair value on a recurring basis at July 28, 2017 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$82,524	$--	$--	$82,524
Interest rate swap asset (see Note 5)	--	32	--	32
Deferred compensation plan assets**	31,196	--	--	31,196
Total assets at fair value	$113,720	$32	$--	$113,752

Interest rate swap liability (see Note 5)	$--	$6,880	$--	$6,880
Total liabilities at fair value	$--	$6,880	$--	$6,880

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

Index
The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 26, 2018 and July 28, 2017.

3.	Inventories

Inventories were comprised of the following at:

	January 26, 2018	July 28, 2017
Retail	$120,945	$119,446
Restaurant	21,414	20,252
Supplies	17,224	16,669
Total	$159,583	$156,367

4.	Debt

The Company has a $750,000 revolving credit facility (the “Revolving Credit Facility”), which expires on January 8, 2020.  At both January 26, 2018 and July 28, 2017, the Company had $400,000 of outstanding borrowings under the Revolving Credit Facility.  At January 26, 2018, the Company had $9,455 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 12 for more information on the Company’s standby letters of credit).  At January 26, 2018, the Company had $340,545 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Revolving Credit Facility.  As of January 26, 2018, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.21% (see Note 5 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At January 26, 2018, the Company was in compliance with all financial covenants.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at January 26, 2018 was 1.00%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

Index
A summary of the Company’s interest rate swaps at January 26, 2018 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of January 26, 2018 and July 28, 2017 were as follows:

(See Note 2)	Balance Sheet Location	January 26, 2018	July 28, 2017
Interest rate swaps	Prepaid expenses and other current assets	$85	$32
Interest rate swaps	Other assets	3,222	--
Total assets		$3,307	$32

Interest rate swaps	Other current liabilities	$--	$47
Interest rate swaps	Long-term interest rate swap liability	1,706	6,833
Total liabilities		$1,706	$6,880

*These interest rate swap assets and liabilities are recorded at gross at both January 26, 2018 and July 28, 2017 since there were no offsetting assets and liabilities under the Company’s master netting agreements.

The estimated fair value of the Company’s interest rate swap assets and liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at January 26, 2018 and July 28, 2017 resulted in reductions of $84 and $103, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap asset and liabilities is recorded in accumulated other comprehensive income (loss) (“AOCIL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of January 26, 2018, the estimated pre-tax portion of AOCIL that is expected to be reclassified into earnings over the next twelve months is $1,367.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

Index
The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCIL for the six months ended January 26, 2018 and the year ended July 28, 2017:

	Amount of Income Recognized in AOCIL on Derivatives (Effective Portion)
	Six Months Ended January 26, 2018	Year Ended July 28, 2017
Cash flow hedges:
Interest rate swaps	$8,449	$15,402

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and six-month periods ended January 26, 2018 and January 27, 2017:

	Location of Loss Reclassified from AOCIL into Income (Effective Portion)	Amount of Loss Reclassified from AOCIL into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Cash flow hedges:
Interest rate swaps	Interest expense	$923	$1,118	$1,987	$2,361

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the six-month periods ended January 26, 2018 and January 27, 2017.

6.	Shareholders’ Equity

During the six months ended January 26, 2018, the Company issued 47,929 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net reduction to shareholders’ equity of $3,360.

During the six months ended January 26, 2018, the Company repurchased 100,000 shares of its common stock in the open market at an aggregate cost of $14,772.

During the six months ended January 26, 2018, total share-based compensation expense was $4,321.

During the six months ended January 26, 2018, the Company paid regular dividends of $2.40 per share of its common stock and declared a regular dividend of $1.20 per share of its common stock that was paid on February 5, 2018 to shareholders of record on January 12, 2018.

The following table summarizes the changes in AOCIL, net of tax, related to the Company’s interest rate swaps for the six months ended January 26, 2018 (see Notes 2 and 5):

Changes in AOCIL
AOCIL balance at July 28, 2017	$(4,229)
Other comprehensive income before reclassifications	6,806
Amounts reclassified from AOCIL	(1,380)
Other comprehensive income, net of tax	5,426
AOCIL balance at January 26, 2018	$1,197

Index
The following table summarizes the amounts reclassified out of AOCIL related to the Company’s interest rate swaps for the quarter and six months ended January 26, 2018:

	Amount Reclassified from AOCIL		Affected Line Item in the
	Quarter Ended	Six Months Ended	Condensed Consolidated Financial Statements
Loss on cash flow hedges:
Interest rate swaps	$(923)	$(1,987)	Interest expense
Tax benefit	282	607	Provision for income taxes
	$(641)	$(1,380)	Net of tax

7.	Seasonality

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

	Quarter Ended		Six Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Revenue:
Restaurant	$603,198	$591,113	$1,181,435	$1,164,790
Retail	184,573	181,569	316,704	317,863
Total revenue	$787,771	$772,682	$1,498,139	$1,482,653

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Nonvested stock awards	$2,127	$2,115	$3,919	$3,098
Performance-based market stock units (“MSU Grants”)	159	471	402	913
	$2,286	$2,586	$4,321	$4,011

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Net income per share numerator	$91,139	$52,727	$137,519	$101,082

Net income per share denominator:
Weighted average shares	24,001,493	24,040,243	24,018,347	24,020,976
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	55,040	68,757	62,513	85,772
Diluted weighted average shares	24,056,533	24,109,000	24,080,860	24,106,748

11.	Income Taxes

On December 22, 2017, the U.S. government enacted P.L. 115-97, the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  In accordance with Section 15 of the Internal Revenue Code, the Company will use a blended rate of 26.9% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date of the Tax Act.

The SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on accounting for tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting guidance under FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the company must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the Tax Act may differ from these estimates, due to, among other things, additional guidance that may be issued by the Internal Revenue Service, expected state tax responses to either follow or reject the federal changes, and changes in our interpretations and assumptions.  The Company continues to gather additional information to determine the final impact.

During the second quarter of 2018, the Company recorded a provisional tax benefit for the re-measurement of deferred tax liabilities of $27,032 and $2,500 for long-term and short-term deferred tax liabilities, respectively.

12.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Index
Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of January 26, 2018, the Company had $9,455 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At January 26, 2018, the Company is secondarily liable for lease payments associated with two properties occupied by a third party.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of January 26, 2018.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At January 26, 2018, we operated 648 Cracker Barrel stores in 44 states and six Holler & Dash Biscuit HouseTM locations in four states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2017 (the “2017 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2017 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 24-28 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength throughout 2018 to grow sales and profits.  Our priorities for 2018 consist of the following:

•	Enhancing the core business by focusing on value, culinary enhancements and speed of service;

•
Expanding the footprint in new and developing markets while replenishing our store opening pipeline to accelerate future growth.  We anticipate opening eight to nine Cracker Barrel stores during 2018, of which three opened in the first six months of 2018; and

•
Extending the brand by optimizing on long-term drivers, such as Holler & Dash Biscuit HouseTM, to further drive shareholder value.  We currently plan to open three Holler & Dash Biscuit HouseTM locations during 2018, of which two opened in the first six months of 2018.

We remain focused on delivering the sales growth and operating income objectives tied to the implementation of our business initiatives.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and six -month period ended January 26, 2018 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	33.1	33.0	31.5	31.6
Labor and other related expenses	33.5	33.6	34.2	34.3
Other store operating expenses	19.1	18.2	19.6	18.8
Store operating income	14.3	15.2	14.7	15.3
General and administrative expenses	4.6	4.5	4.9	4.6
Operating income	9.7	10.7	9.8	10.7
Interest expense	0.4	0.5	0.4	0.5
Income before income taxes	9.3	10.2	9.4	10.2
Provision for income taxes	(2.3)	3.4	0.2	3.4
Net income	11.6%	6.8%	9.2%	6.8%

The following table sets forth the number of stores in operation at the beginning and end of the quarters and six-month periods ended January 26, 2018 and January 27, 2017:

	Quarter Ended		Six Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Open at beginning of the period	651	643	649	641
Opened during the period	3	2	5	4
Open at end of the period	654	645	654	645

Total Revenue

Total revenue for the second quarter and first six months of 2018 increased 2.0% and 1.0%, respectively, compared to the same periods in the prior year.

Index
The following table highlights the key components of revenue for the quarter and six-month period ended January 26, 2018 as compared to the quarter and six-month period ended January 27, 2017:

	Quarter Ended		Six Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Revenue in dollars:
Restaurant	$603,198	$591,113	$1,181,435	$1,164,790
Retail	184,573	181,569	316,704	317,863
Total revenue	$787,771	$772,682	$1,498,139	$1,482,653
Total revenue by percentage relationships:
Restaurant	76.6%	76.5%	78.9%	78.6%
Retail	23.4%	23.5%	21.1%	21.4%
Average unit volumes(1):
Restaurant	$923.2	$917.6	$1,812.8	$1,811.3
Retail	282.5	281.8	485.9	494.3
Total revenue	$1,205.7	$1,199.4	$2,298.7	$2,305.6
Comparable store sales increase (decrease):
Restaurant	1.1%	0.6%	0.6%	0.9%
Retail	0.5%	(2.2%)	(1.2%)	(3.0%)
Restaurant and retail	1.0%	(0.1%)	0.2%	0.1%

 (1)Average unit volumes include sales of all stores.

For the second quarter of 2018, our comparable store restaurant sales increase consisted of a 2.0% average check increase (including a 2.3% average menu price increase) partially offset by a 0.9% guest traffic decline as compared to the prior year second quarter.  We believe that adverse weather had a negative impact on comparable store traffic of approximately 0.3%.

For the second quarter of 2018, our comparable store retail sales increase resulted primarily from strong performance in the apparel merchandise and food and convenience merchandise categories partially offset by lower performance in toys and décor merchandise categories as compared to the prior year second quarter as well as the decline in guest traffic.

For the first six months of 2018, our comparable store restaurant sales increase consisted of a 1.9% average check increase (including a 2.2% average menu price increase) partially offset by a 1.3% guest traffic decline.  For the first six months of 2018, our comparable store retail sales decrease resulted primarily from the decline in guest traffic and lower performance in toys, bed and bath merchandise, and décor merchandise categories partially offset by strong performance in the food and convenience merchandise category.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the second quarter and first six months of 2018 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 26, 2018	January 27, 2017	January 26, 2018	January 27, 2017
Cost of Goods Sold in dollars:
Restaurant	$157,213	$153,316	$301,063	$298,852
Retail	103,739	101,604	170,638	169,177
Total Cost of Goods Sold	$260,952	$254,920	$471,701	$468,029
Cost of Goods Sold by percentage of revenue:
Restaurant	26.1%	25.9%	25.5%	25.7%
Retail	56.2%	56.0%	53.9%	53.2%

Index
The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the second quarter of 2018 as compared to the prior year second quarter was the result of commodity inflation and higher food waste partially offset by our menu price increase referenced above.  Commodity inflation was 2.7% in the second quarter of 2018.  Higher food waste accounted for an increase of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the second quarter of 2018 as compared to the prior year second quarter.

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the first six months of 2018 as compared to the same period in the prior year was the result of our menu price increase referenced above and a shift to lower cost menu items partially offset by commodity inflation and higher food waste.  Lower cost menu items accounted for a decrease of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the first six months of 2018 as compared to the same period in the prior year.  Commodity inflation was 1.3% in the first six months of 2018.  Higher food waste accounted for an increase of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the first six months of 2018 as compared to the same period in the prior year.

We presently expect the rate of commodity inflation to be approximately 2.5% to 3.0% in 2018 as compared to 2017.

The increase in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2018 as compared to the prior year second quarter resulted primarily from a lower initial margin partially offset by lower markdowns.

Second Quarter Increase (Decrease) as a Percentage of Retail Revenue
Lower initial margin	0.7%
Markdowns	(0.6%)

The increase in retail cost of goods sold as a percentage of retail revenue in the first six months of 2018 as compared to the same period in the prior year resulted primarily from lower initial margin and an increase in the provision for obsolete inventory partially offset by lower markdowns.

First Six Months Increase (Decrease) as a Percentage of Retail Revenue
Lower initial margin	0.7%
Provision for obsolete inventory	0.2%
Markdowns	(0.4%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 33.5% in the second quarter of 2018 as compared to 33.6% in the second quarter of 2017.   This percentage change resulted from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Store bonus expense	(0.2%)
Employee health care expenses	(0.1%)
Store management compensation	(0.1%)
Store hourly labor	0.3%

Lower store bonus expense as a percentage of total revenue for the second quarter of 2018 as compared to the prior year second quarter resulted from lower performance against financial objectives in the second quarter of 2018 as compared to the same period in the prior year.

Lower employee health care expenses as a percentage of total revenue for the second quarter of 2018 as compared to the prior year second quarter resulted primarily from lower claims activity.

Index
The decrease in store management compensation as a percentage of total revenue for the second quarter of 2018 as compared to the prior year second quarter resulted primarily from lower staffing levels partially offset by higher average wages.

The increase in store hourly labor costs as a percentage of total revenue for the second quarter of 2018 as compared to the prior year second quarter resulted primarily from wage inflation exceeding menu price increases and a reduction in productivity.

Labor and related expenses as a percentage of total revenue decreased to 34.2% in the first six months of 2018 as compared to 34.3% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Six Months (Decrease) Increase as a Percentage of Total Revenue
Store bonus expense	(0.2%)
Store hourly labor	0.2%

Lower store bonus expense as a percentage of total revenue for the first six months of 2018 as compared to the same period in the prior year resulted from lower performance against financial objectives in the first six months of 2018 as compared to the same period in the prior year.

The increase in store hourly labor costs as a percentage of total revenue for the first six months of 2018 as compared to the same period in the prior year resulted primarily from wage inflation exceeding menu price increases and the use of labor to support our growth initiatives.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

Other store operating expenses as a percentage of total revenue increased to 19.1% in the second quarter of 2018 as compared to 18.2% in the second quarter of 2017.  This percentage change resulted primarily from the following:

Second Quarter Increase as a Percentage of Total Revenue
Maintenance expense	0.3%
Depreciation expense	0.2%
Advertising expense	0.1%
Utilities expense	0.1%

The increase in maintenance expense as a percentage of total revenue for the second quarter of 2018 as compared to the prior year second quarter resulted primarily from the implementation of previously announced initiatives and higher costs associated with snow removal due to adverse weather.

The increase in depreciation expense as a percentage of total revenue for the second quarter of 2018 as compared to the prior year second quarter resulted from higher capital expenditures in the second quarter of 2018 as compared to the second quarter of 2017.

The increase in advertising expense as a percentage of total revenue for the second quarter of 2018 as compared to the prior year second quarter resulted primarily from higher media spending.

The increase in utilities expense as a percentage of total revenue for the second quarter of 2018 as compared to the prior year second quarter resulted primarily from higher electricity and natural gas costs. Higher electricity costs resulted primarily from the implementation of previously announced initiatives.  Higher natural gas costs resulted primarily from increased usage due to adverse weather.

Index
Other store operating expenses as a percentage of total revenue increased to 19.6% in the first six months of 2018 as compared to 18.8% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Six Months Increase as a Percentage of Total Revenue
Maintenance expense	0.3%
Bi-annual manager conference and training event expense	0.2%
Depreciation expense	0.2%
Supplies expense	0.1%

The increases in maintenance expense and supplies expense as a percentage of total revenue for the first six months of 2018 as compared to the same period in the prior year resulted primarily from the implementation of previously announced initiatives.

In the first quarter of 2018, we held a bi-annual manager conference and training event that was attended by our store operations management team.  We did not hold a manager’s conference and training event in 2017.

The increase in depreciation expense as a percentage of total revenue for the first six months of 2018 as compared to the same period in the prior year resulted from higher capital expenditures in the first six months of 2018 as compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue remained relatively constant at 4.6% in the second quarter of 2018 as compared to 4.5% in the second quarter of 2017.

General and administrative expenses as a percentage of total revenue increased to 4.9% in the first six months of 2018 as compared to 4.6% in the same period in the prior year.  This percentage change resulted from the following:

First Six Months Increase as a Percentage of Total Revenue
Payroll and related expenses	0.2%
Travel and meeting expenses	0.1%

The increase in payroll and related expenses as a percentage of total revenue for the first six months of 2018 as compared to the same period in the prior year resulted primarily from more manager-in-training weeks and higher average wages.

The increase in travel and meeting expenses as a percentage of total revenue for the first six months of 2018 as compared to the same period in the prior year resulted primarily from travel associated with new store openings and the implementation of previously announced initiatives.

Interest Expense

Interest expense for the second quarter and first six months of 2018 remained relatively constant at $3,680 and $7,298, respectively, as compared to $3,638 and $7,314, respectively, in the second quarter and first six months of 2017.

Index
Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was (24.9%) and 33.3% in the second quarters of 2018 and 2017, respectively. The effective tax rate was 1.9% and 33.1% in the first six months of 2018 and 2017, respectively.  Both reductions in the effective tax rate as compared to the same periods in the prior year reflected the recording of the estimated impact of P.L. 115-97, the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government.  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  In accordance with Section 15 of the Internal Revenue Code, we will use a blended rate of 26.9% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date.  During the second quarter of 2018, we recorded a provisional tax benefit for the re-measurement of deferred tax liabilities of $27,032 and $2,500 for long-term and short-term deferred tax liabilities, respectively.

While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the Tax Act may differ from these estimates, due to, among other things, additional guidance that may be issued by the Internal Revenue Service, expected state tax responses to either follow or reject the federal changes, and changes in our interpretations and assumptions.  We continue to gather additional information to determine the final impact.  We presently expect our effective tax rate for 2018 to be approximately 11% to 14%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $750,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 28, 2017, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first six months of 2018.

We believe that cash on hand at January 26, 2018, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility, will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $148,505 for the first six months of 2018, which represented a decrease from the $149,502 net cash provided during the first six months of 2017.  This decrease primarily reflected the change in tax payments due to the Tax Act, the timing of payroll payments as compared to the prior year period due to our quarter end dates and the change in advertising payments partially offset by the timing of payments for accounts payable.

Borrowing Capacity and Debt Covenants

At January 26, 2018, we had $400,000 of outstanding borrowings under the Revolving Credit Facility and we had $9,455 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At January 26, 2018, we had $340,545 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Index
Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $63,453 for the first six months of 2018 as compared to $52,934 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures from the first six months of 2018 to the first six months of 2017 resulted primarily from an increase in the number of new store locations and capital expenditures for strategic initiatives.  We estimate that our capital expenditures during 2018 will be between $150,000 and $160,000.  This estimate includes the acquisition of sites and construction costs of eight to nine new Cracker Barrel stores and three new Holler & Dash Biscuit HouseTM locations that we have opened or expect to open during 2018, as well as for acquisition and construction costs for store locations to be opened in 2019.  We also expect to increase capital expenditures for technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

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

During the first six months of 2018, we paid a regular dividend of $2.40 per share and declared a dividend of $1.20 per share that was paid on February 5, 2018 to shareholders of record on January 12, 2018.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2018.  During the first six months of 2018, we repurchased 100,000 shares of our common stock in the open market at an aggregate cost of $14,772.

During the first six months of 2018, we issued 47,929 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net use of cash of $3,360.

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

We had positive working capital of $7,873 at January 26, 2018 versus negative working capital of $16,971 at July 28, 2017.  The change in working capital from July 28, 2017 to January 26, 2018 primarily resulted from the timing of payments for accounts payable and certain taxes, lower incentive compensation and advertising accruals and an increase in cash partially offset by the net change in working capital related to the increase in sales of our gift cards during the holiday season.

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2018, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first six months of 2018 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2018 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Beginning in 2017, we adopted long-term incentive plans that award nonvested stock units based upon relative total shareholder return.  In addition to requiring the requisite service, these nonvested stock units contain both a market condition based on relative total shareholder return and a performance condition based on operating income.  Relative total shareholder return is defined as increases in our stock price plus dividends paid during the performance period as compared to the total shareholder return of a group of peer companies determined by the Compensation Committee.  The number of shares awarded at the end of the performance period for each nonvested stock unit may range from 75% to 125% of the target award depending on our performance.  The probability of the actual shares expected to be awarded is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units awarded.  However, if the performance condition is not met, no shares will be granted, no compensation will ultimately be recognized and, to the extent previously recognized, compensation expense will be reversed.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first six months of 2018 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 26, 2018, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 26, 2018 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 20, 2018	By:	/s/Jill M. Golder
Jill M. Golder, Senior Vice President and Chief Financial Officer

Date: February 20, 2018	By:	/s/Jeffrey M. Wilson
Jeffrey M. Wilson, Vice President, Corporate Controller and Principal Accounting Officer