Form 10-Q
period 2018-04-27
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2018-05-29
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 27, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________ to ________

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

24,003,611 Shares of Common Stock
Outstanding as of May 22, 2018

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended April 27, 2018

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)
ASSETS	April 27, 2018	July 28, 2017*
Current Assets:
Cash and cash equivalents	$174,294	$161,001
Accounts receivable	18,630	18,116
Income taxes receivable	2,719	4,265
Inventories	156,991	156,367
Prepaid expenses and other current assets	17,441	16,047
Deferred income taxes	--	3,061
Total current assets	370,075	358,857
Property and equipment	2,173,687	2,093,448
Less: Accumulated depreciation and amortization of capital leases	1,046,847	995,351
Property and equipment – net	1,126,840	1,098,097
Other assets	71,416	64,988
Total assets	$1,568,331	$1,521,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$104,702	$118,395
Other current liabilities	246,862	257,433
Total current liabilities	351,564	375,828

Long-term debt	400,000	400,000
Other long-term obligations	128,389	136,186
Deferred income taxes	47,997	65,421

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 24,003,611 shares issued and outstanding at April 27, 2018, and 24,055,682 shares issued and outstanding at July 28, 2017	240	241
Additional paid-in capital	43,591	55,659
Accumulated other comprehensive income (loss)	4,451	(4,229)
Retained earnings	592,099	492,836
Total shareholders’ equity	640,381	544,507
Total liabilities and shareholders’ equity	$1,568,331	$1,521,942

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 28, 2017, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2017.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 27, 2018	April 28, 2017	April 27, 2018	April 28, 2017

Total revenue	$721,413	$700,410	$2,219,552	$2,183,063

Cost of goods sold (exclusive of depreciation and rent)	217,719	205,882	689,420	673,911
Labor and other related expenses	257,360	250,819	769,154	759,193
Other store operating expenses	147,616	136,231	441,843	415,136
Store operating income	98,718	107,478	319,135	334,823
General and administrative expenses	35,409	36,000	108,314	104,905
Operating income	63,309	71,478	210,821	229,918
Interest expense	3,594	3,389	10,892	10,703
Income before income taxes	59,715	68,089	199,929	219,215
Provision for income taxes	10,968	21,165	13,663	71,209
Net income	$48,747	$46,924	$186,266	$148,006

Net income per share:
Basic	$2.03	$1.95	$7.76	$6.16
Diluted	$2.03	$1.95	$7.74	$6.14

Weighted average shares:
Basic	24,003,611	24,042,573	24,013,435	24,028,175
Diluted	24,065,783	24,121,203	24,075,834	24,111,753

Dividends declared per share	$1.20	$1.15	$3.60	$3.45

Dividends paid per share	$1.20	$1.15	$3.60	$3.45

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Nine Months Ended
	April 27, 2018	April 28, 2017	April 27, 2018	April 28, 2017

Net income	$48,747	$46,924	$186,266	$148,006

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	4,330	(1,773)	12,779	15,728
Income tax expense (benefit)	1,076	(678)	4,099	6,016
Other comprehensive income (loss), net of tax	3,254	(1,095)	8,680	9,712
Comprehensive income	$52,001	$45,829	$194,946	$157,718

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	April 27, 2018	April 28, 2017
Cash flows from operating activities:
Net income	$186,266	$148,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,297	63,628
Loss on disposition of property and equipment	4,757	3,760
Share-based compensation	6,063	6,347
Excess tax benefit from share-based compensation	--	(1,203)
Changes in assets and liabilities:
Inventories	(624)	(3,224)
Other current assets	(562)	15,501
Accounts payable	(13,693)	(34,031)
Other current liabilities	(9,269)	5,013
Other long-term assets and liabilities	(20,260)	(725)
Net cash provided by operating activities	220,975	203,072

Cash flows from investing activities:
Purchase of property and equipment	(101,985)	(81,249)
Proceeds from insurance recoveries of property and equipment	300	388
Proceeds from sale of property and equipment	393	413
Net cash used in investing activities	(101,292)	(80,448)

Cash flows from financing activities:
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(3,360)	(6,031)
Purchases and retirement of common stock	(14,772)	--
Dividends on common stock	(88,258)	(85,069)
Excess tax benefit from share-based compensation	--	1,203
Net cash used in financing activities	(106,390)	(89,897)

Net increase in cash and cash equivalents	13,293	32,727
Cash and cash equivalents, beginning of period	161,001	150,966
Cash and cash equivalents, end of period	$174,294	$183,693

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$10,213	$9,880
Income taxes	$32,940	$54,201

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$6,291	$3,845
Change in fair value of interest rate swaps	$12,779	$15,727
Change in deferred tax asset for interest rate swaps	$(4,099)	$(6,015)
Dividends declared but not yet paid	$30,035	$29,270

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

The condensed consolidated balance sheets at April 27, 2018 and July 28, 2017 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters and/or the nine-month periods ended April 27, 2018 and April 28, 2017, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On December 22, 2017, the U.S. government enacted P.L. 115-97, the Tax Cuts and Jobs Act (the “Tax Act”).  In February 2018, the FASB issued accounting guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulted from the Tax Act.  This accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. If elected, this accounting guidance should be applied either in the period of adoption or retrospectively to each period in which the change in the U.S. federal corporate rate in the Tax Act is recognized.  Early application is permitted.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2020.

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at April 27, 2018 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$93,446	$--	$--	$93,446
Interest rate swap asset (see Note 5)	--	5,968	--	5,968
Deferred compensation plan assets**	31,784	--	--	31,784
Total assets at fair value	$125,230	$5,968	$--	$131,198

Interest rate swap liability (see Note 5)	$--	$37	$--	$37
Total liabilities at fair value	$--	$37	$--	$37

The Company’s assets and liabilities measured at fair value on a recurring basis at July 28, 2017 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Cash equivalents*	$82,524	$--	$--	$82,524
Interest rate swap asset (see Note 5)	--	32	--	32
Deferred compensation plan assets**	31,196	--	--	31,196
Total assets at fair value	$113,720	$32	$--	$113,752

Interest rate swap liability (see Note 5)	$--	$6,880	$--	$6,880
Total liabilities at fair value	$--	$6,880	$--	$6,880

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at April 27, 2018 and July 28, 2017.

3.	Inventories

Inventories were comprised of the following at:

	April 27, 2018	July 28, 2017
Retail	$117,557	$119,446
Restaurant	22,058	20,252
Supplies	17,376	16,669
Total	$156,991	$156,367

4.	Debt

The Company has a $750,000 revolving credit facility (the “Revolving Credit Facility”), which expires on January 8, 2020.  At both April 27, 2018 and July 28, 2017, the Company had $400,000 of outstanding borrowings under the Revolving Credit Facility.  At April 27, 2018, the Company had $9,455 of standby letters of credit, which reduce the Company’s borrowing availability under the Revolving Credit Facility (see Note 13 for more information on the Company’s standby letters of credit).  At April 27, 2018, the Company had $340,545 in borrowing availability under the Revolving Credit Facility.

In accordance with the Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the Revolving Credit Facility.  As of April 27, 2018, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.21% (see Note 5 for information on the Company’s interest rate swaps).

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At April 27, 2018, the Company was in compliance with all financial covenants.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at April 27, 2018 was 1.00%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at April 27, 2018 is as follows:

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

The notional amount for the interest rate swap entered into on June 18, 2014 increases to $160,000 in May 2018.  The notional amounts for the interest rate swaps entered into on June 24, 2014 and July 1, 2014 each increase to $120,000 in May 2018.

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

The estimated fair values of the Company’s derivative instruments as of April 27, 2018 and July 28, 2017 were as follows:

(See Note 2)	Balance Sheet Location	April 27, 2018	July 28, 2017
Interest rate swaps	Prepaid expenses and other current assets	$5	$32
Interest rate swaps	Other assets	5,963	--
Total assets		$5,968	$32

Interest rate swaps	Other current liabilities	$--	$47
Interest rate swaps	Other long-term obligations	37	6,833
Total liabilities		$37	$6,880

*These interest rate swap assets and liabilities are recorded at gross at both April 27, 2018 and July 28, 2017 since there were no offsetting assets and liabilities under the Company’s master netting agreements.

Index
The estimated fair value of the Company’s interest rate swap assets and liabilities incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at April 27, 2018 and July 28, 2017 resulted in reductions of $198 and $103, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap asset and liabilities is recorded in accumulated other comprehensive income (loss) (“AOCIL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of April 27, 2018, the estimated pre-tax portion of AOCIL that is expected to be reclassified into earnings over the next twelve months is $153.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCIL for the nine months ended April 27, 2018 and the year ended July 28, 2017:

	Amount of Income Recognized in AOCIL on Derivatives (Effective Portion)
	Nine Months Ended April 27, 2018	Year Ended July 28, 2017
Cash flow hedges:
Interest rate swaps	$12,779	$15,402

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and nine-month periods ended April 27, 2018 and April 28, 2017:

	Location of Loss Reclassified from AOCIL into Income (Effective Portion)	Amount of Loss Reclassified from AOCIL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		April 27, 2018	April 28, 2017	April 27, 2018	April 28, 2017
Cash flow hedges:
Interest rate swaps	Interest expense	$865	$993	$2,852	$3,354

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the nine-month periods ended April 27, 2018 and April 28, 2017.

6.	Shareholders’ Equity

During the nine months ended April 27, 2018, the Company issued 47,929 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net reduction to shareholders’ equity of $3,360.

During the nine months ended April 27, 2018, the Company repurchased 100,000 shares of its common stock in the open market at an aggregate cost of $14,772.

During the nine months ended April 27, 2018, total share-based compensation expense was $6,063.

During the nine months ended April 27, 2018, the Company paid regular dividends of $3.60 per share of its common stock and declared a regular dividend of $1.20 per share of its common stock that was paid on May 7, 2018 to shareholders of record on April 13, 2018.  On May 22, 2018, the Company declared a regular dividend of $1.25 per share of its common stock to be paid on August 6, 2018 to shareholders of record on July 13, 2018.  Additionally, on May 22, 2018, the Company declared a special dividend of $3.75 per share of its common stock to be paid on August 3, 2018 to shareholders of record on July 13, 2018.

Index
The following table summarizes the changes in AOCIL, net of tax, related to the Company’s interest rate swaps for the nine months ended April 27, 2018 (see Notes 2 and 5):

Changes in AOCIL
AOCIL balance at July 28, 2017	$(4,229)
Other comprehensive income before reclassifications	10,661
Amounts reclassified from AOCIL	(1,981)
Other comprehensive income, net of tax	8,680
AOCIL balance at April 27, 2018	$4,451

The following table summarizes the amounts reclassified out of AOCIL related to the Company’s interest rate swaps for the quarter and nine months ended April 27, 2018:

	Amount Reclassified from AOCIL		Affected Line Item in the
	Quarter Ended	Nine Months Ended	Condensed Consolidated Financial Statements
Loss on cash flow hedges:
Interest rate swaps	$(865)	$(2,852)	Interest expense
Tax benefit	264	871	Provision for income taxes
	$(601)	$(1,981)	Net of tax

7.	Seasonality

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

	Quarter Ended		Nine Months Ended
	April 27, 2018	April 28, 2017	April 27, 2018	April 28, 2017
Revenue:
Restaurant	$592,677	$575,098	$1,774,112	$1,739,888
Retail	128,736	125,312	445,440	443,175
Total revenue	$721,413	$700,410	$2,219,552	$2,183,063

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	April 27, 2018	April 28, 2017	April 27, 2018	April 28, 2017
Nonvested stock awards	$1,495	$1,947	$5,414	$5,045
Performance-based market stock units (“MSU Grants”)	247	389	649	1,302
	$1,742	$2,336	$6,063	$6,347

Index
10.	Shareholder Rights Plans

On April 9, 2018, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 9, 2018 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.  The dividend was payable on April 19, 2018 to the shareholders of record on April 19, 2018.  The Rights Agreement replaced the Company’s previous shareholder rights plan adopted in 2015 (the “2015 Plan”), and it became effective immediately following the expiration of the 2015 Plan at the close of business on April 9, 2018.  The 2015 Plan and the preferred share purchase rights issued thereunder expired by their own terms and shareholders of the Company were not entitled to any payment as a result of the expiration of the 2015 Plan. The Rights Agreement will terminate unless approved by shareholders at the Company’s 2018 annual meeting.

The Rights

The Rights initially trade with, and are inseparable from, the Company’s common stock. The Rights are evidenced only by the balances indicated in the book-entry account system of the transfer agent for the Company’s common stock or, in the case of certificated shares, by certificates that represent shares of the Company’s common stock. New Rights will accompany any new shares of common stock the Company issues after April 19, 2018 until the earlier to occur of the Distribution Date, redemption of the Rights by the Company’s Board of Directors or the final expiration of the Rights Agreement, each as described below.

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

The date when the Rights become exercisable is the “Distribution Date.”  Until the Distribution Date, the common stock certificates will also evidence the Rights, and any transfer of shares of common stock will constitute a transfer of Rights.  After that date, the Rights will separate from the common stock and will be evidenced by book-entry credits or by Rights certificates that the Company will mail to all eligible holders of common stock.  Any Rights held by an Acquiring Person will be void and may not be exercised.

At April 27, 2018, none of the Rights were exercisable.

Consequences of a Person or Group Becoming an Acquiring Person

If a person or group becomes an Acquiring Person, after the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $600.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the Company’s common stock (or, in certain circumstances, Preferred Shares) having a market value equal to twice the Right’s then-current exercise price (initially $1,200.00 per Right).

Index
In addition, if, the Company is later acquired in a merger or similar transaction after the Distribution Date, each Right will generally entitle the holder, except the Acquiring Person or any associate or affiliate thereof, to acquire, for the exercise price of $600.00 per Right (subject to adjustment as provided in the Rights Agreement), shares of the acquiring corporation having a market value equal to twice the Right’s then-current exercise price (initially $1,200.00 per Right).

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

Qualifying Offer Provision

The Rights would also not interfere with all-cash, fully financed tender offers for all shares of common stock that remain open for a minimum of 60 business days, are subject to a minimum condition of a majority of the outstanding shares and provide for a 20-business day “subsequent offering period” after consummation (such offers are referred to as “qualifying offers”).  In the event the Company receives a qualifying offer and the Board of Directors has not redeemed the Rights prior to the consummation of such offer, the consummation of the qualifying offer will not cause the offeror or its affiliates to become an Acquiring Person, and the Rights will immediately expire upon consummation of the qualifying offer.

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

Index
Amendments

The terms of the Rights Agreement may be amended by the Board of Directors without the consent of the holders of the Rights.  After a person or group becomes an Acquiring Person, the Board of Directors may not amend the agreement in a way that adversely affects holders of the Rights.

Expiration

If the Rights Agreement is approved by the Company’s shareholders at the 2018 annual meeting, the Rights will expire on April 9, 2021. If shareholders do not approve the Rights Agreement, the Rights will expire immediately following certification of the vote at the 2018 annual meeting.

11.	Income Taxes

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

The SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on accounting for tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting guidance under FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the company must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in the corporate rate, the final impact of the Tax Act may differ from these estimates, due to, among other things, additional guidance that may be issued by the Internal Revenue Service, expected state tax responses to either follow or reject the federal changes, and changes in our interpretations and assumptions.  The Company continues to gather additional information to determine the final impact.

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

Index
The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	April 27, 2018	April 28, 2017	April 27, 2018	April 28, 2017
Net income per share numerator	$48,747	$46,924	$186,266	$148,006

Net income per share denominator:
Weighted average shares	24,003,611	24,042,573	24,013,435	24,028,175
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	62,172	78,630	62,399	83,578
Diluted weighted average shares	24,065,783	24,121,203	24,075,834	24,111,753

13.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of April 27, 2018, the Company had $9,455 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At April 27, 2018, the Company is secondarily liable for lease payments associated with two properties occupied by a third party.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of April 27, 2018.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At April 27, 2018, we operated 652 Cracker Barrel stores in 45 states and seven Holler & Dash Biscuit HouseTM locations in five states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2017 (the “2017 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2017 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 26-30 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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
•
Expanding the footprint in new and developing markets while replenishing our store opening pipeline to accelerate future growth.  We anticipate opening eight Cracker Barrel stores during 2018, of which seven opened in the first nine months of 2018; and

•
Extending the brand by optimizing on long-term drivers, such as Holler & Dash Biscuit HouseTM, to further drive shareholder value.  We have opened three Holler & Dash Biscuit HouseTM locations during 2018.

We remain committed to delivering on our 2018 strategic priorities.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and nine-month period ended April 27, 2018 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 27,	April 28,	April 27,	April 28,
	2018	2017	2018	2017
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.2	29.4	31.1	30.9
Labor and other related expenses	35.7	35.8	34.6	34.8
Other store operating expenses	20.4	19.5	19.9	19.0
Store operating income	13.7	15.3	14.4	15.3
General and administrative expenses	4.9	5.1	4.9	4.8
Operating income	8.8	10.2	9.5	10.5
Interest expense	0.5	0.5	0.5	0.5
Income before income taxes	8.3	9.7	9.0	10.0
Provision for income taxes	1.5	3.0	0.6	3.2
Net income	6.8%	6.7%	8.4%	6.8%

The following table sets forth the number of stores in operation at the beginning and end of the quarters and nine-month periods ended April 27, 2018 and April 28, 2017:

	Quarter Ended		Nine Months Ended
	April 27, 2018	April 28, 2017	April 27, 2018	April 28, 2017
Open at beginning of the period	654	645	649	641
Opened during the period	5	2	10	6
Open at end of the period	659	647	659	647

Total Revenue

Total revenue for the third quarter and first nine months of 2018 increased 3.0% and 1.7%, respectively, compared to the same periods in the prior year.

Index
The following table highlights the key components of revenue for the quarter and nine-month period ended April 27, 2018 as compared to the quarter and nine-month period ended April 28, 2017:

	Quarter Ended		Nine Months Ended
	April 27, 2018	April 28, 2017	April 27, 2018	April 28, 2017
Revenue in dollars:
Restaurant	$592,677	$575,098	$1,774,112	$1,739,888
Retail	128,736	125,312	445,440	443,175
Total revenue	$721,413	$700,410	$2,219,552	$2,183,063
Total revenue by percentage relationships:
Restaurant	82.2%	82.1%	79.9%	79.7%
Retail	17.8%	17.9%	20.1%	20.3%
Average unit volumes(1):
Restaurant	$902.7	$890.8	$2,715.5	$2,702.0
Retail	196.1	194.1	681.8	688.3
Total revenue	$1,098.8	$1,084.9	$3,397.3	$3,390.3
Comparable store sales increase (decrease):
Restaurant	1.5%	(0.4%)	1.0%	0.5%
Retail	0.9%	(4.7%)	(0.6%)	(3.4%)
Restaurant and retail	1.4%	(1.2%)	0.6%	(0.3%)

 (1)Average unit volumes include sales of all stores.

For the third quarter of 2018, our comparable store restaurant sales increase consisted of a 2.8% average check increase (including a 2.5% average menu price increase) partially offset by a 1.3% guest traffic decline as compared to the prior year third quarter. For the third quarter of 2018, our comparable store retail sales increase resulted primarily from strong performance in the accessories merchandise category partially offset by lower performance in the décor merchandise category as compared to the prior year third quarter as well as the decline in guest traffic.

For the first nine months of 2018, our comparable store restaurant sales increase consisted of a 2.3% average check increase (including a 2.3% average menu price increase) partially offset by a 1.3% guest traffic decline.  For the first nine months of 2018, our comparable store retail sales decrease resulted primarily from the decline in guest traffic and lower performance in décor, toys, and bed and bath merchandise categories partially offset by strong performance in the accessories merchandise category.

Restaurant and retail sales from newly opened stores accounted for the remainder of the total revenue increase in the third quarter and first nine months of 2018 as compared to the same periods in the prior year.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the third quarter and first nine months of 2018 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 27, 2018	April 28, 2017	April 27, 2018	April 28, 2017
Cost of Goods Sold in dollars:
Restaurant	$151,953	$142,486	$453,016	$441,338
Retail	65,766	63,396	236,404	232,573
Total Cost of Goods Sold	$217,719	$205,882	$689,420	$673,911
Cost of Goods Sold by percentage of revenue:
Restaurant	25.6%	24.8%	25.5%	25.4%
Retail	51.1%	50.6%	53.1%	52.5%

Index
The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter of 2018 as compared to the prior year third quarter was primarily the result of commodity inflation, higher food waste and a shift to higher cost menu items partially offset by our menu price increase referenced above.  Commodity inflation was 5.1% in the third quarter of 2018.  Higher food waste and higher cost menu items each accounted for an increase of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the third quarter of 2018 as compared to the prior year third quarter.

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first nine months of 2018 as compared to the same period in the prior year was the result of commodity inflation and higher food waste partially offset by our menu price increase referenced above and a shift to lower cost menu items.  Commodity inflation was 2.5% in the first nine months of 2018.  Higher food waste accounted for an increase of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the first nine months of 2018 as compared to the same period in the prior year.  Lower cost menu items accounted for a decrease of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the first nine months of 2018 as compared to the same period in the prior year.

We presently expect the rate of commodity inflation to be approximately 3.25% in 2018 as compared to 2017.

The increase in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2018 as compared to the prior year third quarter resulted primarily from lower initial margin, higher inventory shrinkage and higher freight expense partially offset by lower markdowns and a decrease in the provision for obsolete inventory.

Third Quarter Increase (Decrease) as a Percentage of Retail Revenue
Lower initial margin	1.2%
Inventory shrinkage	0.8%
Freight expense	0.1%
Markdowns	(1.3%)
Provision for obsolete inventory	(0.4%)

The increase in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2018 as compared to the same period in the prior year resulted from lower initial margin, higher inventory shrinkage and higher freight expense partially offset by lower markdowns.

First Nine Months Increase (Decrease) as a Percentage of Retail Revenue
Lower initial margin	0.9%
Inventory shrinkage	0.2%
Freight expense	0.1%
Markdowns	(0.6%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue decreased to 35.7% in the third quarter of 2018 as compared to 35.8% in the third quarter of 2017.   This percentage change resulted from the following:

Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Store bonus expense	(0.2%)
Employee health care expenses	(0.1%)
Miscellaneous wages	(0.1%)
Store hourly labor	0.3%

Index
Labor and related expenses as a percentage of total revenue decreased to 34.6% in the first nine months of 2018 as compared to 34.8% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Nine Months (Decrease) Increase as a Percentage of Total Revenue
Store bonus expense	(0.2%)
Employee health care expenses	(0.1%)
Store hourly labor	0.3%

Lower store bonus expense as a percentage of total revenue for the third quarter and first nine months of 2018 as compared to the same periods in the prior year resulted from lower performance against financial objectives in the third quarter and first nine months of 2018 as compared to the same periods in the prior year.

Lower employee health care expenses as a percentage of total revenue for the third quarter and first nine months of 2018 as compared to the same periods in the prior year resulted primarily from lower claims activity.

The decrease in miscellaneous wages as a percentage of total revenue for the third quarter of 2018 as compared to the prior year third quarter resulted primarily from higher expenses associated with maintenance labor and vacation expense in the prior year third quarter.

The increase in store hourly labor costs as a percentage of total revenue for the third quarter and first nine months of 2018 as compared to the same periods in the prior year resulted primarily from wage inflation exceeding menu price increases and lower productivity.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

Other store operating expenses as a percentage of total revenue increased to 20.4% in the third quarter of 2018 as compared to 19.5% in the third quarter of 2017.  This percentage change resulted primarily from the following:

Third Quarter Increase as a Percentage of Total Revenue
Maintenance expense	0.4%
Depreciation expense	0.2%
Supplies expense	0.2%

Other store operating expenses as a percentage of total revenue increased to 19.9% in the first nine months of 2018 as compared to 19.0% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Nine Months Increase as a Percentage of Total Revenue
Maintenance expense	0.3%
Depreciation expense	0.2%
Bi-annual manager conference and training event expense	0.1%
Supplies expense	0.1%

Index
The increases in maintenance expense as a percentage of total revenue for the third quarter and first nine months of 2018 as compared to the same periods in the prior year resulted primarily from the implementation of previously announced initiatives, higher costs associated with snow removal due to adverse weather, higher costs associated with site maintenance and expenses associated with the related repair of certain building components and kitchen equipment.

The increases in depreciation expense as a percentage of total revenue for the third quarter and first nine months of 2018 as compared to the same periods in the prior year resulted from higher capital expenditures in the third quarter and first nine months of 2018 as compared to the same periods in the prior year.

In the first quarter of 2018, we held a bi-annual manager conference and training event that was attended by our store operations management team.  We did not hold a manager’s conference and training event in 2017.

The increases in supplies expense as a percentage of total revenue for the third quarter and first nine months of 2018 as compared to the same periods in the prior year resulted primarily from costs associated with our off-premise business.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue decreased to 4.9% in the third quarter of 2018 as compared to 5.1% in the third quarter of 2017.  This percentage change resulted primarily from the following:

Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Incentive compensation expense	(0.5%)
Payroll and related expenses	0.2%

General and administrative expenses as a percentage of total revenue increased to 4.9% in the first nine months of 2018 as compared to 4.8% in the same period in the prior year.  This percentage change resulted primarily from the following:

First Nine Months Increase (Decrease) as a Percentage of Total Revenue
Payroll and related expenses	0.2%
Incentive compensation expense	(0.2%)

The decreases in incentive compensation as a percentage of total revenue for the third quarter and first nine months of 2018 as compared to the same periods in the prior year resulted primarily from lower performance against financial objectives in the third quarter and first nine months of 2018 as compared to the same periods in the prior year.

The increases in payroll and related expenses as a percentage of total revenue for the third quarter and first nine months of 2018 as compared to the same periods in the prior year resulted primarily from more manager-in-training weeks and higher average wages.

Interest Expense

Interest expense for the third quarter and first nine months of 2018 remained relatively constant at $3,594 and $10,892, respectively, as compared to $3,389 and $10,703, respectively, in the third quarter and first nine months of 2017.

Index
Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 18.4% and 31.1% in the third quarters of 2018 and 2017, respectively. The effective tax rate was 6.8% and 32.5% in the first nine months of 2018 and 2017, respectively.  The effective tax rate for the third quarter and the first nine months of 2018 was significantly impacted by P.L. 115-97, the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government.  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  In accordance with Section 15 of the Internal Revenue Code, we will use a blended rate of 26.9% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date of the Tax Act.

While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the Tax Act may differ from these estimates, due to, among other things, additional guidance that may be issued by the Internal Revenue Service, expected state tax responses to either follow or reject the federal changes, and changes in our interpretations and assumptions.  We continue to gather additional information to determine the final impact.  We presently expect our effective tax rate for 2018 to be approximately 11%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our $750,000 revolving credit facility (the “Revolving Credit Facility”).  Our internally generated cash, along with cash on hand at July 28, 2017, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first nine months of 2018.

We believe that cash on hand at April 27, 2018, along with cash generated from our operating activities and the borrowing capacity under our Revolving Credit Facility, will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $220,975 for the first nine months of 2018, which represented an increase from the $203,072 net cash provided during the first nine months of 2017.  This increase primarily reflected the timing of payments for accounts payable.

Borrowing Capacity and Debt Covenants

At April 27, 2018, we had $400,000 of outstanding borrowings under the Revolving Credit Facility and we had $9,455 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the Revolving Credit Facility. At April 27, 2018, we had $340,545 in borrowing availability under our Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Index
Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $101,685 for the first nine months of 2018 as compared to $80,861 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures from the first nine months of 2018 to the first nine months of 2017 resulted primarily from an increase in the number of new store locations and capital expenditures for strategic initiatives.  We estimate that our capital expenditures during 2018 will be approximately $150,000.  This estimate includes the acquisition of sites and construction costs of eight new Cracker Barrel stores and three new Holler & Dash Biscuit HouseTM locations that we have opened or expect to open during 2018, as well as for acquisition and construction costs for store locations to be opened in 2019.  We also expect to increase capital expenditures for technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our Revolving Credit Facility, as necessary.

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

During the first nine months of 2018, we paid a regular dividend of $3.60 per share and declared a dividend of $1.20 per share that was paid on May 7, 2018 to shareholders of record on April 13, 2018.  On May 22, 2018, we declared a regular dividend of $1.25 per share of our common stock to be paid on August 6, 2018 to shareholders of record on July 13, 2018.  Additionally, on May 22, 2018, we declared a special dividend of $3.75 per share of our common stock to be paid on August 3, 2018 to shareholders of record on July 13, 2018.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2018.  During the first nine months of 2018, we repurchased 100,000 shares of our common stock in the open market at an aggregate cost of $14,772.

During the first nine months of 2018, we issued 47,929 shares of our common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on these share-based compensation awards exceeded proceeds received from the exercise of stock options, which resulted in a net use of cash of $3,360.

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

We had positive working capital of $18,511 at April 27, 2018 versus negative working capital of $16,971 at July 28, 2017.  The change in working capital from July 28, 2017 to April 27, 2018 primarily resulted from the timing of payments for accounts payable, the increase in cash and lower incentive compensation.

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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2018, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the accounting methodology used to establish our insurance reserves during the first nine months of 2018 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2018 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

We have not made any material changes in our estimates or assumptions used to determine share-based compensation during the first nine months of 2018 and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine share-based compensation expense.  However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of April 27, 2018, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 27, 2018 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2017 Form 10-K.

Index
ITEM 5.	Other Information

Executive Severance Agreements and Change in Control Agreements

On May 25, 2018, the Company entered into separate severance agreements and change in control agreements with all of the executive officers of the Company other than the Company’s President and Chief Executive Officer, Sandra B. Cochran, including the named executive officers (as such term is defined by Item 5.02 of Form 8-K) that are presently employed by the Company (“Officers”).  These agreements replace the combined change in control and severance agreements previously in place between the Company and these Officers which expired on May 22, 2018.   Ms. Cochran’s rights with respect to both severance and a change in control in the Company are covered by her existing employment agreement with the Company, which remains in effect until September 26, 2018, unless earlier terminated pursuant to its terms.

Under the new severance agreements, an Officer will receive (i) the accrued obligations and (ii) severance benefits of 12 months’ base salary plus one additional week of base salary for each year of service to the Company greater than 15 (all up to a maximum total payment of 18 months’ salary), as a result of termination of their employment by the Company other than for “cause” (as defined in the agreements) or upon the termination by these executive officers of their employment for “good reason” (as defined in the agreements).  The receipt of the severance benefits under the severance agreements is conditioned upon the execution of an unconditional release from all charges, complaints and claims, including attorney fees, based on employment with the Company, or the termination of that employment, by such Officer at the time of the severance event. The severance agreements have an initial term of three years, after which they will automatically renew for successive one-year terms absent notice of non-renewal by the Company to the Officers not less than 90 days prior to the expiration of the term.

Under the new change in control agreements, if the Company undergoes a change in control (as defined in the agreements), then, for a period of two years following such event, the Company agrees to employ each of the Officers at a salary at least equal to such Officer’s highest monthly base salary paid during the 24 months prior to the change in control event, to make such Officer eligible to participate in the Company’s incentive compensation programs at a level equal to or greater than the highest target percentage applicable during the 12 months prior to the change in control event, and to continue to provide benefits and perquisites at least equal to those enjoyed during the 12 months prior to the change in control event.  In addition, if the Officer is terminated without cause or terminates his employment for “good reason” (as defined in the agreements) within two years after such an event, then the Officer will receive (i) the accrued obligations, (ii) a lump sum payment equal to 1.5 to 2.0 times, depending on the executive’s title (with all named executive officers being 2.0x) the sum of (A) his or her base salary as in effect immediately prior to the change in control event and (B) his or her target bonus in effect for the fiscal year in which the termination occurs; (ii) a lump sum payment equal to his or her target bonus for the fiscal year in which the termination occurs, prorated based on the number of days elapsed between the beginning of the period and the termination date; (iii) payment of his or her annual bonus for the fiscal year preceding the year in which termination occurs, if such prior year bonus has not already been paid; and (iv) 24 months’ continuation of health and other benefits and perquisites, reimbursed by the Company.

Upon the change in control event, all long-term incentive awards previously granted to the Officers that are unvested at the time of such event will be converted into cash and will be payable to the Officers, with interest, upon the earliest to occur of (i) the termination of the Officer’s employment, (ii) the date on which the underlying award would otherwise have vested or been paid in accordance with its terms or (iii) the date that is two years following the change in control event, in each case provided that the Officer has remained employed by the Company or its successor at all times prior to such payment date.  Time-based awards will be converted into cash at the market price of the Company’s common stock as of the change in control event (less any applicable exercise price and/or withholding amounts).  Performance-based awards will be converted into cash assuming performance at a target level in accordance with the original agreement, plan or award notice governing such award.  If an Officer’s employment is terminated within 180 days prior to a change in control event and the Officer can reasonably demonstrate that such termination was in connection with the contemplated change in control, then the agreements provide that the date of the change in control will be deemed to mean the date immediately prior to the termination of the Officer’s employment, and the Officer will receive the termination benefits accordingly.  The change in control agreements have an indefinite term but may be terminated by the Company upon not less than one year’s prior written notice to the Officers if the Company has not received any proposal or indication of interest from a party regarding, nor is the Company’s Board of Directors then considering, a potential change in control transaction.

Index
If an Officer is entitled to receive benefits under his or her change in control agreement in connection with the termination of his or her employment following a change in control event, then such officer will not be receive any severance benefits under his or her severance agreement in respect of the termination.  None of the applicable officers has a right under these severance agreements or change in control agreements or otherwise to receive any gross-up payment to reimburse such Officer for any excise tax under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended. Additionally, these agreements obligate the Company’s Officers not to work as an employee or consultant for any multi-unit restaurant business that offers full service family dining for a period equal to the shorter of (i) six months from the termination of the Officer’s employment or (ii) the period during which benefits continue to be paid to the Officer pursuant to the agreement.  These agreements also obligate the Officers not to solicit Company employees for a period equal to the shorter of (i) twelve months from the termination of the Officer’s employment or (ii) the period during which benefits continue to be paid to the executive officer pursuant to the agreement.

The foregoing description of the severance agreements and change in control agreements is qualified in its entirety by reference to the full text of these agreements, forms of which are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Index
ITEM 6.	Exhibits

INDEX TO EXHIBITS

Exhibit

4.1
Rights Agreement, dated as of April 9, 2018, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on April 9, 2018)

10.1	Form of Severance Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers[1] (filed herewith)

10.2	Form of Change of Control Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers[1] (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

[1]	Denotes management contract or compensatory plan, contract or arrangement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: May 29, 2018	By:	/s/Jill M. Golder
Jill M. Golder, Senior Vice President and Chief Financial Officer

Date: May 29, 2018	By:	/s/Jeffrey M. Wilson
Jeffrey M. Wilson, Vice President, Corporate Controller and Principal Accounting Officer