Form 10-K
period 2018-08-03
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2018-09-28
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 3, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ___________

Commission file number: 000‑25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62‑0812904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

305 Hartmann Drive	37087-4779
Lebanon, Tennessee (Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (615) 444-5533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $0.01) Rights to Purchase Series A Junior Participating Preferred Stock (Par Value $0.01)	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”,  ”smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 26, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,213,396,663.

As of September 20, 2018, there were 24,011,550 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10‑K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 15, 2018
(the “2018 Proxy Statement”)

INTRODUCTION

General

This report contains references to years 2018, 2017 and 2016, which represent our fiscal years ended August 3, 2018, July 28, 2017 and July 29, 2016, respectively.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

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

Cracker Barrel Old Country Store Concept

As of September 20, 2018, we operated 655 Cracker Barrel stores in 45 states.  None of our stores are franchised.  Our stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite.  We pride ourselves on our consistent quality, value and friendly service.

Store Format: The format of our stores consists of a trademarked rustic old country-store design offering a full-service restaurant menu that features home-style country food and a wide variety of decorative and functional items such as rocking chairs, holiday and seasonal gifts, toys, apparel, cookware and foods.  All stores are freestanding buildings and consist of approximately 20% of gift shop space with the remainder dedicated to our restaurant, training and storage space.  Our stores have stone fireplaces and are decorated with antique‑style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that can be used by guests while waiting for a table in our dining room or after enjoying a meal and are sold by the gift shop.

Products:  Our restaurants, which generated approximately 80% of our total revenue in 2018, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Our restaurants serve breakfast, lunch and dinner daily.  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, fruit and yogurt parfaits, meat, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, sandwiches and a variety of salads.  Additionally, we may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions.  Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée.  There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest during 2018 was $10.48, which represents a 2.5% increase over the prior year.  We served an average of approximately 6,900 restaurant guests per week in a typical store in 2018.

The following table highlights the price ranges for our meals in 2018:

Price Range
Breakfast	$3.99 to $12.49
Lunch and Dinner	$4.79 to $17.49

The following table highlights each day-part’s percentage of restaurant sales in 2018:

Percentage of Restaurant Sales in 2018
Breakfast Day-Part (until 11:00 a.m.)	24%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	39%
Dinner Day-Part (4:00 p.m. to close)	37%

We also offer items for sale in our gift shops that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes. Our gift shops offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, music CDs, cookware and various other gift items, as well as various candies, preserves and other food items.

The following table highlights the five categories which accounted for the largest shares of our retail sales in 2018:

Percentage of Retail Sales in 2018
Apparel and Accessories	31%
Food	18%
Décor	12%
Toys	11%
Media	8%

Our typical gift shop features approximately 4,100 stock keeping units.  A selection of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $434 per square foot in 2018) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

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

Store Management and Quality Controls: At each store, our store management typically consists of one general manager, four associate managers and one retail manager.  Our store management is responsible for an average of 102 employees operating two shifts.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate store managers to improve sales and operational performance, we maintain bonus plans designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plans also reward managers who achieve specific operational targets.  Each store is assigned to both a restaurant and a retail district manager which each report to a regional vice president.

To ensure that individual stores operate at a high level of quality, we focus significant attention on the selection and training of store managers.  The store management recruiting and training program begins with an evaluation and screening process.  In addition to multiple interviews and verification of background and experience, we conduct assessments designed to identify those applicants most likely to be best suited to manage store operations. Candidates who successfully pass this screening process are then required to complete a training program.  We believe that our training programs develop managers who effectively deliver a great employee and guest experience through the leadership and execution of our operating systems.  We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including a mix of hands-on, traditional classroom, written and cloud-based training.  Each store is equipped with dedicated training computers and cloud-based proprietary eLearning instruction programs.  Additionally, each store typically has an employee training coordinator who oversees the training of the store’s hourly employees.

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases.  We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendallville, Indiana; Rock Hill, South Carolina; and Shafter, California.  We purchase the majority of our food products and restaurant supplies on a cost‑plus basis through this unaffiliated distributor.  The distributor is responsible for placing food orders, warehousing and delivering food products to our stores.  Deliveries are generally made once per week to individual stores.  Produce is purchased through a national program and is delivered three times a week through a network of approximately fifty independent produce suppliers.  Fluid dairy is delivered three times a week through approximately fifty regional dairies, the majority of which are under the ownership of two separate companies.

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2018:

Percentage of Food Purchases in 2018
Beef	14%
Dairy (including eggs)	13%
Fruits and vegetables	12%
Poultry	11%
Pork	11%

Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2018 was bacon at approximately 5% of total food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors.  Eggs are purchased through three vendors.  We purchase our pork through six vendors, poultry through nine vendors and beef through eight vendors.  Should any food items from a particular vendor become unavailable, we generally believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 80% in 2018) directly from domestic and international vendors and warehouse, or crossdock, such items at our retail distribution center in Lebanon, Tennessee, which we lease.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to individual stores.

Approximately one-third of our 2018 retail items were purchased directly from vendors in the People’s Republic of China.  We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

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

Marketing: We employ multiple media to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests. In 2018, we had over 1,600 billboards and this expenditure accounts for approximately one-third of total advertising spend annually.  Our use of non-billboard media has increased in recent years as we look to build market awareness for local occasions.  This increased support has used broadcast television, national cable, Web, mobile, social, email and search marketing.  We continued to increase our efforts in the digital space to drive preference and engagement with the brand.  We now have properties on multiple social media sites, an e-commerce platform and our brand site.  Our exclusive music program drives awareness for the brand and builds cultural relevance and affinity with our guests.

Store Development:  We opened eight new stores in 2018. We plan to open eight new stores during 2019.  As of September 20, 2018, approximately 83% of our stores are located along interstate highways.  Our remaining stores are located off-interstate or near tourist destinations.  We believe we should pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand associated with travelers on the interstate highway system and by locating in certain local markets where our guests live and work, including locations outside of our existing core markets and in states where we currently do not operate.

Of the 655 stores open as of September 20, 2018, we own the land and buildings for 421, while the other 234 properties are either ground leases or ground and building leases.  Land costs for stores opened during 2018 averaged $1,164 per site if owned. Building, site improvement, furniture, equipment and related development costs for stores opened during 2018 averaged $4,356.  Pre-opening costs averaged $579 per store in 2018.

Our current store prototype is approximately 9,000 square feet, including approximately 2,100 square feet of retail selling space, and has dining room seating for approximately 180 guests.  Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

Holler & Dash Concept

In 2016, the Company launched its new fast casual concept, Holler & Dash Biscuit HouseTM. The concept offers biscuit-inspired entrées and a unique portfolio of alcoholic and non-alcoholic beverage options. We opened three new locations in 2018.  We currently do not plan to open any new locations in 2019.  At September 20, 2018, seven Holler & Dash locations were open - all leased properties in Alabama, Florida, Tennessee, Georgia and North Carolina. The new concept operates in a smaller footprint and has operating hours limited to the breakfast and lunch day parts.

EMPLOYEES

As of August 3, 2018, we employed approximately 73,000 people, of whom 571 were in advisory and supervisory capacities, 3,677 were in-store management positions and 40 were officers.  Many store personnel are employed on a part‑time basis.  None of our employees is represented by any union, and management considers its employee relations to be good.

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

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income.  Global economic factors and a weak economic recovery may reduce consumer confidence and affected consumers’ ability or desire to spend disposable income.  A deterioration in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they shop and dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular will remain static in 2019, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

A privacy breach could adversely affect our business.

The protection of customer, employee and company data is critical to us.  We are subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud.  Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes.  In addition, customers and employees have a high expectation that we will adequately protect their personal information. For example, in connection with credit and debit card sales, we transmit confidential card information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prevent others from obtaining improper access to this information. If we fail to comply with the laws and regulations regarding privacy and security or experience a security breach, we could be exposed to risks of data loss, regulatory investigations and/or penalties, a loss of the ability to process credit and debit card payments, substantial inconvenience or harm to our guests, litigation and serious disruption of our operations.  Additionally, any resulting negative publicity could significantly harm our reputation and damage our relations with our guests.  As privacy and information security laws, regulations and practices change and cyber risks continue to evolve, we may incur additional costs to ensure we remain in compliance and protect guest, employee and Company information.

Our reported results can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements.

Our financial reporting complies with the United States generally accepted accounting principles (“GAAP”), and GAAP is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting (including the upcoming lease accounting changes), our reported results of operations and financial condition could be affected substantially, including requirements to restate historical financial reporting.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The restaurant and retail industries are intensely competitive, and we face many well-established competitors.  We compete within each market with national and regional restaurant and retail chains and locally-owned restaurants and retailers.  Competition from other regional or national restaurant and retail chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  We also face competition as a result of the convergence of grocery, deli, retail and restaurant services, particularly in the supermarket industry.  We also face competition from various off premise meal replacement offerings including, but not limited to, home meal kits delivery, third party meal delivery and catering and the rapid growth of these channels by our competitors. Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices.  We compete primarily on the quality, variety and perceived value of menu and retail items. The number and location of stores, the growth of e-commerce, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors. We anticipate that intense competition will continue with respect to all of these factors.  We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and competitive pressures could affect both the availability and cost of these important resources.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The price and availability of food, ingredients, retail merchandise, transportation, distribution and utilities used by our stores could adversely affect our revenues and results of operations.

We are subject to the general risks of inflation, and our operating profit margins and results of operations depend significantly on our ability to anticipate and react to changes in the price, quality and availability of food and other commodities, ingredients, retail merchandise, transportation, distribution, utilities and other related costs over which we have limited control.  Fluctuations in economic conditions, weather, demand and other factors affect the availability, quality and cost of the ingredients and products that we buy.  Furthermore, many of the products that we use and their costs are interrelated.  Changes in global demand for corn, wheat and dairy products could cause volatility in the feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  Changes in demand for over the road transportation and distribution services could cause volatility, increase our costs and affect our operating margins. In addition, food safety concerns, widespread outbreaks of livestock and poultry diseases, such as, among other things, the Avian Flu, and product recalls, all of which are out of our control, and, in many instances, unpredictable, could also increase our costs and possibly affect the supply of livestock and poultry products.  Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations.  In addition, because we provide a moderately-priced product, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases.

Our plans depend significantly on our strategic priorities and business initiatives designed to enhance our menu and retail offerings, support our brand, improve operating margins and improve the efficiencies and effectiveness of our operations.  Failure to achieve or sustain these plans could adversely affect our results of operations.

We have had, and expect to continue to have, priorities and initiatives in various stages of testing, evaluation and implementation, upon which we expect to improve our results of operations and financial condition.  These priorities and initiatives include, but are not limited to, tiered menu and retail pricing, evolving our marketing messaging to support the brand, improving the quality and breadth of retail assortments, evolving our menu, re-engineering store processes to reduce costs and improve store margins, applying technology to improve the employee and guest experience, expanding our store footprint, focusing on our new fast casual concept, focusing on our off premise business and transactions such as joint ventures and acquisitions. It is possible that our focus on these priorities and initiatives and constantly changing consumer preferences could cause unintended changes to our current results of operations. Additionally, many of these initiatives are inherently risky and uncertain in their application to our business in general, even when tested successfully on a more limited scale.  It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful system-wide implementation across hundreds of stores and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.

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

Additionally, we use a number of products that are or may be manufactured in a number of foreign countries.  In addition to the risk presented by the possible long lead times to source these products, our results of operations may be materially affected by risks such as:

•	fluctuating currency exchange rates or control regulations;
•	foreign government regulations;
•	product testing regulations;
•	foreign political and economic instability;
•	disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries; and
•	tariffs, trade barriers and other trade restrictions by the U.S. government on products or components shipped from foreign sources.

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

A significant risk in executing our business strategy is locating, securing and profitably operating an adequate supply of suitable new store sites.  Competition for suitable store sites and operating personnel in our target markets is intense, and there can be no assurance that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period.  Recently, our target markets have been expanded to include markets that are outside of our existing core markets and in states where we currently do not have existing operations, which increases the risk of executing our business strategy.  Economic conditions may also reduce commercial development activity and limited the availability of attractive sites for new stores.  New stores typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened stores generally do not make a significant contribution to profitability in their initial months of operation.  Our ability to open and operate new stores successfully also depends on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following:  our ability to control construction and development costs of new stores; our ability to manage the local, state or other regulatory approvals and permits, zoning and licensing processes in a timely manner; our ability to appropriately train employees and staff the stores; consumer acceptance of our stores in new markets; and our ability to manage construction delays related to the opening of a new store.  Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores from existing stores, could materially adversely affect our business strategy and could have an adverse effect on our business and results of operations.

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

We rely extensively on our information technology across our operations, including, but not limited to, point of sales processing, supply chain management, retail merchandise allocation and distribution, labor productivity and expense management   Our business depends significantly on the reliability, security and capacity of our information technology systems to process these transactions, summarize results, manage and report on our business and our supply chain.  Our information technology systems are subject to damage or interruption from power outages, computer, network, cable system, Internet and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology and telecommunication systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we could suffer loss of critical data and interruptions or delays in our operations in the interim.  Any material interruption in our information technology and telecommunication systems could adversely affect our business or results of operations. In addition, some of these essential technology-based business systems are outsourced to third parties.  While we make efforts to ensure that our outsourced providers are observing proper standards and controls, we cannot guarantee that breaches, disruptions or failures caused by these providers will not occur.

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

In recent years, we have increased the quarterly cash dividends on our common stock and, beginning in 2015, we have also declared special dividends on our common stock.  Any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the payment of dividends.  Furthermore, there can be no assurance that we will be able to actively repurchase our common stock and we may discontinue plans to repurchase common stock at any time.

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

Multi-unit businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, poor service, food-borne illness, product defects, personal injury, adverse health effects (including obesity) or other concerns stemming from one or a limited number of our stores.  Even when the allegations or complaints are not valid, unfavorable publicity relating to one or more of our stores, or only to a single store, could adversely affect public perception of the entire brand.  Additionally, negative publicity from online social network postings may also result from actual or alleged incidents taking place in our stores.  Adverse publicity and its effect on overall consumer perceptions of food safety or customer service could have a material adverse effect on our business, financial condition and results of operations.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 require restaurant companies such as ours to disclose calorie and nutritional information on their menus effective as of May 2018.  We cannot fully predict the long-term changes, if any, in guest behavior that could result from the implementation of this provision, which could have an adverse effect on our sales or results of operations.

There also has been increasing focus by U.S. and foreign governmental authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption.  This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases.  Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, the cost of raw materials, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.

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

The Lion Fund II, L.P., an affiliate of Biglari Holdings Inc. (“BH”), is the beneficial owner of approximately 19.7% of our outstanding common stock.  In the past, BH and its affiliates have nominated candidates for election to our board of directors at our annual meetings of shareholders, resulting in proxy contests, and called publicly for special meetings of shareholders to consider other proposals.  While BH and its affiliates have not nominated director candidates for election at our 2018 Annual Meeting of Shareholders, the actions of BH and its affiliates or another activist shareholder in the future could adversely affect our business because:

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

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock.  The shareholder rights plan is currently scheduled to expire on April 9, 2021, but would expire promptly following the 2018 Annual Meeting of Shareholders if the shareholder rights plan is not approved by our shareholders. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock.  The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights plan or are otherwise not approved by our Board of Directors.

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

Our home office headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee.  We use approximately 250,000 square feet of office space for our home office headquarters and decorative fixtures warehouse.  We also lease our retail distribution center, which consists of approximately 370,000 square feet of warehouse facilities and an additional approximately 14,000 square feet of office and maintenance space.

In addition to the various corporate facilities, we have five owned properties for future development, a motel used for housing management trainees and for the general public, and three parcels of excess real property and improvements that we intend to sell.

In addition to the properties mentioned above, we own or lease the following store properties (including both our 655 Cracker Barrel Old Country Store locations and seven locations for our Holler & Dash brand) as of September 20, 2018:

State	Owned	Leased	State	Owned	Leased
Tennessee	37	16	New Jersey	2	4
Florida	40	20	Wisconsin	5	0
Texas	33	18	Colorado	3	1
Georgia	31	17	Kansas	3	1
North Carolina	24	17	Massachusetts	0	4
Kentucky	23	14	New Mexico	3	1
Alabama	22	11	Utah	4	0
Virginia	19	13	Idaho	2	1
Ohio	22	9	Iowa	3	0
Indiana	22	7	California	0	2
South Carolina	14	12	Connecticut	1	1
Pennsylvania	9	16	Montana	2	0
Illinois	19	2	Nebraska	1	1
Missouri	15	3	Nevada	0	2
Michigan	13	3	Delaware	0	1
Mississippi	10	4	Maine	0	1
Arizona	2	11	Minnesota	1	0
Arkansas	5	7	New Hampshire	1	0
Louisiana	8	2	North Dakota	1	0
Maryland	3	6	Oregon	0	3
New York	8	1	Rhode Island	0	1
West Virginia	3	6	South Dakota	1	0
Oklahoma	6	2		421	241

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	60	President and Chief Executive Officer

Jill M. Golder	56	Senior Vice President and Chief Financial Officer

Laura A. Daily	54	Senior Vice President, Retail

Nicholas V. Flanagan	52	Senior Vice President, Operations

Donald H. Hoffman	61	Senior Vice President, Marketing

Richard M. Wolfson	52	Senior Vice President, General Counsel and Secretary

Doug Couvillion	54	Senior Vice President, Sourcing and Supply Chain

Jeffrey M. Wilson	43	Vice President, Corporate Controller and Principal Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us since 2009 and assumed her current position as President and Chief Executive Officer in September 2011, when she also became a member of our Board of Directors.  Prior to September 2011, Ms. Cochran served as our President and Chief Operating Officer since November 2010 and as our Executive Vice President and Chief Financial Officer from April 2009 to November 2010.  Before joining us in April 2009, she was the Chief Executive Officer of Books-A-Million, Inc.  Ms. Cochran has 25 years of experience in the retail industry and nine years of experience in the restaurant industry.

Ms. Golder has been employed with us since April 2016 and assumed the responsibilities of Senior Vice President and Chief Financial Officer in June 2016.  Prior to April 2016, she served as Executive Vice President and Chief Financial Officer of Ruby Tuesday, Inc. since June 2014, and as Senior Vice President, Finance from April 2013 to June 2014.  Prior to her tenure with Ruby Tuesday, Inc., she was Chief Financial Officer of Cooper’s Hawk Winery & Restaurants from December 2012 to April 2013.  Before joining Cooper’s Hawk Winery & Restaurants, Ms. Golder spent 23 years at Darden Restaurants, Inc., where she held progressively more responsible positions in finance, including Senior Vice President of Finance.  Ms. Golder has almost 31 years of experience in the restaurant industry.

Ms. Daily has been employed with us as Senior Vice President, Retail since May 2012.  Prior to May 2012, she served as Vice President for Ballard Designs, an Internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company.  She has over 25 years of experience as a merchant with a number of retail organizations.

Mr. Flanagan has been employed with us since 2004 and assumed his current position in November 2010.  From 2004 to 2010, he served in various capacities including Vice President of Restaurant Operations.  Mr. Flanagan has over 29 years of experience in the restaurant industry.

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

Mr. Wolfson has been employed with us in his current capacity since July 2017.  From January 2006 to April 2017, he served as Vice President, General Counsel and Corporate Secretary at CLARCOR Inc., a publicly traded (NYSE:CLC) industrial company.  From 2001 to 2006, he was a partner of the InterAmerican Group, an advisory services and private equity firm.  Mr. Wolfson has over 26 years of legal experience.

Mr. Couvillion has been employed with us since 2001 and assumed his current position in November 2016.  From 2001 to 2016, he served in various capacities including Vice President of Supply Chain and Quality Assurance and Corporate Controller and Principal Accounting Officer.  Mr. Couvillion has 24 years of experience in the restaurant industry and 17 years of experience in the retail industry.

Mr. Wilson has been employed with us since 2007 and assumed his current position in June 2015.  From 2007 to 2015, he served in various capacities including Vice President, Operations Analysis.  Mr. Wilson has 21 years of experience in the restaurant industry and seven years of experience in the retail industry.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 8,222 shareholders of record as of September 20, 2018.

The following table indicates the high and low sales prices of our common stock, as reported by Nasdaq, and dividends declared and paid for the quarters indicated.

	Fiscal Year 2018				Fiscal Year 2017
	Prices		Dividends Declared	Dividends Paid	Prices		Dividends Declared	Dividends Paid
	High	Low			High	Low
First	$157.87	$141.75	$1.20	$1.20	$162.33	$130.15	$1.15	$1.15
Second	177.34	144.76	1.20	1.20	175.04	131.74	1.15	1.15
Third	179.12	153.51	1.20	1.20	169.07	154.79	1.15	1.15
Fourth	167.06	143.00	5.00	4.95	170.50	154.46	4.70	4.65

See Note 5 to Consolidated Financial Statements with respect to dividend restrictions.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2018 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On September 29, 2017, our Board of Directors approved the repurchase of up to $25,000 of our common stock, with such authorization to expire on October 5, 2018 to the extent it remains unused.  We did not repurchase any of our common stock in the fourth quarter ended August 3, 2018.  On September 25, 2018, our Board of Directors extended this repurchase authorization for an additional year.

ITEM 6.	SELECTED FINANCIAL DATA

		(Dollars in thousands except percentages and share data) For each of the fiscal years ended
	August 3, 2018(a)	July 28, 2017	July 29, 2016	July 31, 2015(b)	August 1, 2014(c)
Selected Income Statement Data:
Total revenue	$3,030,445	$2,926,289	$2,912,351	$2,842,284	$2,683,677
Net income	247,620	201,899	189,299	163,903	132,128
Net income per share:
Basic	10.31	8.40	7.91	6.85	5.55
Diluted	10.29	8.37	7.86	6.82	5.51
Dividends declared per share	8.60	8.15	7.70	7.10	3.25
Dividends paid per share	8.55	8.10	10.65	4.00	3.00

As Percent of Total Revenue:
Cost of goods sold (exclusive of depreciation and rent)	30.9%	30.5%	31.9%	32.5%	32.5%
Labor and related expenses	34.8	34.8	34.6	34.9	36.0
Other store operating expenses	19.9	19.2	19.0	18.4	18.9
Store operating income	14.4	15.5	14.5	14.2	12.6
General and administrative expenses	4.7	4.8	4.9	5.2	4.8
Operating income	9.7	10.7	9.6	9.0	7.8
Income before income taxes	9.2	10.2	9.1	8.4	7.1

Selected Balance Sheet Data:
Working capital (deficit)	$(57,867)	$(16,971)	$(13,077)	$11,213	$(14,789)
Total assets	1,527,355	1,521,942	1,497,664	1,576,208	1,432,248
Long-term debt	400,000	400,000	400,000	400,000	375,000
Long-term interest rate swap liability	--	6,833	22,070	8,704	3,239
Other long-term obligations	128,794	129,353	126,608	133,594	123,221
Shareholders’ equity	581,781	544,507	526,443	538,268	528,641

Selected Cash Flow Data:
Purchase of property and equipment, net	$151,633	$110,108	$113,360	$90,490	$90,564
Share repurchases	14,772	--	14,653	--	12,473

Selected Other Data:
Common shares outstanding at end of year	24,011,550	24,055,682	23,956,134	23,975,755	23,821,227
Stores open at end of year	660	649	641	637	631

Average Unit Volumes(d):
Restaurant	$3,724	$3,646	$3,651	$3,581	$3,415
Retail	902	892	926	904	873

Comparable Store Sales(e):
Period to period increase (decrease) in comparable store sales:
Restaurant	0.6%	0.2%	2.2%	5.1%	0.7%
Retail	(0.1)	(3.7)	2.7	3.6	0.4
Number of stores in comparable base	635	632	623	621	609

(a)
Fiscal 2018 consisted of 53 weeks while all other periods presented consisted of 52 weeks.  The estimated impact of the additional week was to increase consolidated fiscal 2018 results as follows:  total revenue, $58,353; store operating income, 0.1% of total revenue; operating income, 0.2% of total revenue; net income, 0.2% of total revenue; and diluted net income per share, $0.36.  Additionally, as a result of P.L. 115-97, the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 by the U.S. government and lowered the federal corporate income tax rate to 21%, we recorded a provisional tax benefit in fiscal 2018 for the re-measurement of deferred tax liabilities of $30,482.

(b)
We incurred approximately $3,500 in costs related to a litigation matter, which are included in general and administrative expenses.  Our debt refinancing in the second quarter of fiscal 2015 resulted in additional interest expense of $412 related to the write-off of deferred financing costs.

(c)	We incurred $4,313 in costs related to the November 2013 proxy contest and April 2014 special shareholders’ meeting, which are included in general and administrative expenses.
(d)	Average unit volumes include sales of all stores. Fiscal 2018 consisted of 53 weeks while all other periods presented consisted of 52 weeks.
(e)	Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
This overview summarizes the MD&A, which includes the following sections:

•	Executive Overview – a general description of our business, the restaurant and retail industries, our key performance indicators and the Company’s performance in 2018.
•	Results of Operations – an analysis of our consolidated statements of income for the three years presented in our Consolidated Financial Statements.
•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 20, 2018, the Company operated 655 Cracker Barrel stores located in 45 states.

Restaurant and Retail Industries

Our stores operate in both the restaurant and retail industries in the United States.  The restaurant and retail industries are highly competitive with respect to quality, variety and price of the food products and retail merchandise offered.  We compete with a significant number of national and regional restaurant and retail chains.  Additionally, there are many segments within the restaurant industry, such as family dining, casual dining, full-service, fast casual and quick service, which often overlap and provide competition for widely diverse restaurant concepts.  We primarily operate in the full-service segment of the restaurant industry.  Competition also exists in securing prime real estate locations for new stores, in hiring qualified employees, in advertising, in the attractiveness of facilities and with competitors having similar menu offerings or convenience.  The restaurant and retail industries are often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.

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

Retail conversion is the percentage of dine-in restaurant guest traffic that make a retail purchase.  Management uses retail conversion as its metric to analyze a store’s ability to convert restaurant traffic into a retail sales occasion.

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

Company Performance in 2018

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry.

Our long-term strategy includes the following:

•
Enhancing the Core business to drive sustainable sales growth and continued business model improvements.  During 2018, we laid the foundation for multiple long-term sales growth opportunities.  In addition to introducing new and unique menu offerings, such as our Southern Bowls and our Crafted Coffee program featuring specialty lattes and mochas, we implemented our enhanced off-premise platform system wide.  Also, during 2018, we further delivered on our commitment to achieve ongoing cost reductions through business model improvements.

•
Expanding the Footprint by building profitable stores in core and developing markets.  In 2018, we opened eight new Cracker Barrel locations, including our first location in California as part of our westward expansion.

•
Extending the Brand by optimizing on long-term drivers, such as Holler & Dash Biscuit HouseTM, to further drive shareholder value.  In 2018, we opened three new Holler and Dash Biscuit HouseTM locations as we continued to leverage our brand strengths through this brand.

Additionally, during 2018, we increased shareholder return by growing our regular quarterly dividend to $1.25 per share. Also reflecting our commitment to a balanced approach to capital allocation, we declared a special dividend of $3.75 per share.

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

	Relationship to Total Revenue
	2018	2017	2016
Total revenue	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.9	30.5	31.9
Labor and other related expenses	34.8	34.8	34.6
Other store operating expenses	19.9	19.2	19.0
Store operating income	14.4	15.5	14.5
General and administrative	4.7	4.8	4.9
Operating income	9.7	10.7	9.6
Interest expense	0.5	0.5	0.5
Income before income taxes	9.2	10.2	9.1
Provision for income taxes	1.0	3.3	2.6
Net income	8.2	6.9	6.5

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2018	2017	2016
Revenue in dollars(1):
Restaurant	$2,439,389	$2,351,212	$2,323,199
Retail	591,056	575,077	589,152
Total revenue	$3,030,445	$2,926,289	$2,912,351
Total revenue percentage increase(1)	3.6%	0.5%	2.5%
Total revenue by percentage relationships:
Restaurant	80.5%	80.3%	79.8%
Retail	19.5%	19.7%	20.2%
Comparable number of stores	635	632	623
Comparable store averages per store: (2)
Restaurant	$3,762	$3,669	$3,670
Retail	903	890	925
Total	$4,665	$4,559	$4,595
Restaurant average weekly sales (3)	$70.3	$70.1	$70.2
Retail average weekly sales (3)	17.0	17.1	17.8
(1) 2018 consists of 53 weeks while the other periods presented consist of 52 weeks.
(2) 2018 is calculated on a 53-week basis while the other periods are calculated on a 52-week basis.
(3) Average weekly sales are calculated by dividing net sales by operating weeks and include all stores.

Total revenue benefited from the opening of eleven new stores in 2018, eight new stores in 2017 and six new stores in 2016. In 2018, total revenue also benefited by the additional week in 2018, which resulted in an increase in revenues of $58,353.

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase (Decrease)
	2018 vs 2017	2017 vs 2016
	(635 Stores)	(632 Stores)
Restaurant	0.6%	0.2%
Retail	(0.1)	(3.7)
Restaurant & Retail	0.5%	(0.6)
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

Our comparable store restaurant sales increase from 2017 to 2018 resulted from a higher average check of 2.5%, primarily attributable to a 2.4% average menu price increase, partially offset by a decrease in guest traffic of 1.9%.  Our comparable store restaurant sales increase from 2016 to 2017 resulted from a higher average check of 1.6%, primarily attributable to a 1.8% average menu price increase, partially offset by a decrease in guest traffic of 1.4%.

Our comparable store retail sales decrease from 2017 to 2018 resulted primarily from the decrease in guest traffic and lower performance in décor, toys, and bed and bath merchandise categories partially offset by strong performance in the apparel and accessories merchandise category. Our comparable store retail sales decrease from 2016 to 2017 resulted primarily from the decrease in guest traffic and lower performance in apparel and accessories, bed and bath, and toys merchandise categories.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2018	2017	2016
Cost of Goods Sold:
Restaurant	$625,999	$595,186	$627,713
Retail	309,398	296,107	300,463
Total Cost of Goods Sold	$935,397	$891,293	$928,176

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:

	2018	2017	2016
Restaurant Cost of Goods Sold	25.7%	25.3%	27.0%

The increase from 2017 to 2018 was primarily the result of food commodity inflation of 3.3% and higher food waste partially offset by our menu price increase referenced above. Higher food waste accounted for 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue.  The decrease from 2016 to 2017 was primarily the result of food commodity deflation of 4.6%, our menu price increase referenced above and lower food waste. Lower food waste accounted for 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue.

We presently expect the rate of commodity inflation to be approximately 2.0% in 2019 as compared to 3.3% in 2018.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:

	2018	2017	2016
Retail Cost of Goods Sold	52.3%	51.5%	51.0%

The increase in retail cost of goods sold as a percentage of retail revenue in 2018 as compared to 2017 resulted from lower initial margin, an increase in the provision for obsolete inventory, higher inventory shrinkage and higher freight expense partially offset by lower markdowns.

2017 to 2018 Increase (Decrease) a Percentage of Total Revenue
Lower initial margin	1.0%
Provision for obsolete inventory	0.3%
Inventory shrinkage	0.2%
Freight expense	0.1%
Markdowns	(0.8%)

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

Labor and Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and other related expenses as a percentage of total revenue for the past three years:
	2018	2017	2016
Labor and other related expenses	34.8%	34.8%	34.6%

Labor and other related expenses as a percentage of total revenue in 2018 remained flat to 2017 as a result of the following offsetting percentage changes:

2017 to 2018 Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.3%
Store bonus expense	(0.2%)
Employee health care expenses	(0.1%)

The increase in store hourly labor in 2018 as compared to 2017 resulted primarily from lower productivity and wage inflation exceeding menu price increases.

The decrease in store bonus expense in 2018 as compared to 2017 resulted from lower performance against financial objectives in 2018 as compared to 2017.

The decrease in employee health care expenses in 2018 as compared to 2017 resulted primarily from lower claims activity.

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

	2018	2017	2016
Other store operating expenses	19.9%	19.2%	19.0%

The year-to-year percentage change from 2017 to 2018 resulted from the following:

2017 to 2018 Increase as a Percentage of Total Revenue
Maintenance	0.3%
Depreciation	0.2%
Supplies	0.1%
Store manager conference expense	0.1%

The increase in maintenance expense as a percentage of total revenue for 2018 as compared to 2017 resulted primarily from the implementation of previously announced initiatives, higher costs associated with snow removal due to adverse weather, higher costs associated with site maintenance and expenses associated with the related repair of certain building components and kitchen equipment.

The increase in depreciation expense as a percentage of total revenue for 2018 as compared to 2017 resulted from higher capital expenditures.

 The increase in supplies expense as a percentage of total revenue for 2018 as compared to 2017 resulted primarily from costs associated with growth in our off-premise business.

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

Lower maintenance expense as a percentage of total revenue for 2017 as compared to 2016 resulted primarily from reduced spending on building repairs.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past three years:

	2018	2017	2016
General and administrative expenses	4.7%	4.8%	4.9%

The year-to-year percentage change from 2017 to 2018 resulted primarily from the following:

2017 to 2018 (Decrease) Increase as a Percentage of Total Revenue
Incentive compensation expense	(0.3%)
Payroll and related expenses	0.2%

The decrease in incentive compensation expense as a percentage of total revenue in 2018 as compared to 2017 resulted primarily from lower performance against financial objectives in 2018 as compared to 2017.

The increase in payroll and related expenses as a percentage of total revenue in 2018 as compared to 2017 resulted primarily from more manager-in-training weeks and higher average wages.

The year-to-year percentage change from 2016 to 2017 resulted primarily from lower incentive compensation.  Lower incentive compensation in 2017 as compared to 2016 was driven by lower performance against financial objectives as compared to the prior year period.

Interest Expense

The following table highlights interest expense for the past three years:

	2018	2017	2016
Interest expense	$15,169	$14,271	$14,052

The year-to-year increases from 2017 to 2018 and from 2016 to 2017 resulted primarily from higher weighted average interest rates.  The additional week in 2018 also increased interest expense by $323.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2018	2017	2016
Effective tax rate	11.1%	32.4%	28.9%

The decrease in our effective tax rate from 2017 to 2018 reflected the significant impact of P.L. 115-97, the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government.  The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  In accordance with Section 15 of the Internal Revenue Code, we used a blended rate of 26.9% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date of the Tax Act.

We presently expect our effective tax rate for 2019 to be approximately 17% to 18%.  While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the Tax Act may differ from these estimates, due to, among other things, additional guidance that may be issued by the Internal Revenue Service, expected state tax responses to either follow or reject the federal changes, and changes in our interpretations and assumptions.  We continue to gather additional information to determine the final impact.

The increase in our effective tax rate from 2016 to 2017 resulted primarily from lower Work Opportunity Tax Credit collections in 2017 than in the prior year and a reduction in certain reserves for uncertain tax positions in 2016.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2018	2017	2016
Net cash provided by operating activities	$330,620	$320,767	$271,378
Net cash used in investing activities	(151,222)	(109,605)	(112,515)
Net cash used in financing activities	(225,743)	(201,127)	(273,352)
Net (decrease) increase in cash and cash equivalents	$(46,345)	$10,035	$(114,489)

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at July 28, 2017, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in 2018.

We believe that cash at August 3, 2018, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans, our expected share repurchases and our expected dividend payments for 2019.

Cash Generated from Operations

The increase in net cash flow provided by operating activities from 2017 to 2018 primarily reflected higher net income and the timing of payments for accounts payable partially offset by lower income tax payments, the timing of payroll payments as compared to prior year as a result of our fiscal year end dates, lower spending on advertising and a lesser increase in the sales of our gift cards in 2018 as compared to 2017.

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

Capital Expenditures

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:
	2018	2017	2016
Capital expenditures, net of proceeds from insurance recoveries	$151,633	$110,108	$113,360

Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and strategic initiatives.  The increase in capital expenditures from 2017 to 2018 resulted primarily from an increase in the number of new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures from 2016 to 2017 resulted primarily from capital for existing stores, as well as an increase in the number of new store locations.

We estimate that our capital expenditures during 2019 will be approximately $160,000 to $170,000.  This estimate includes the acquisition of sites and construction costs of eight new Cracker Barrel stores that we plan to open during 2019, as well as acquisition and construction costs for store locations to be opened in 2020. We also expect to increase capital expenditures for equipment, technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our revolving credit facility, as necessary.

Borrowing Capacity and Debt Covenants

In 2015, we entered into a five-year $750,000 revolving credit facility (the “2015 Revolving Credit Facility”).  On September 5, 2018, we entered into a five-year $950,000 revolving credit facility (the “2019 Revolving Credit Facility”) with substantially the same terms and financial covenants as the 2015 Revolving Credit Facility, which it replaced.  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.

The following table highlights our borrowing capacity and outstanding borrowings under the 2015 Revolving Credit Facility, our standby letters of credit and our borrowing availability under the 2015 Revolving Credit Facility as of August 3, 2018:

August 3, 2018
Borrowing capacity under the 2015 Revolving Credit Facility	$750,000
Less: Outstanding borrowings under the 2015 Revolving Credit Facility	400,000
Less: Standby letters of credit*	9,455
Borrowing availability under the 2015 Revolving Credit Facility	$340,545
*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the 2015 Revolving Credit Facility.

We did not borrow or make any debt payments in 2018, 2017 or 2016.

See “Material Commitments” below and Note 5 to our Consolidated Financial Statements for further information on our long-term debt.

Both the 2015 Revolving Credit Facility and 2019 Revolving Credit Facility contain customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We were in compliance with the 2015 Revolving Credit Facility’s financial covenants at August 3, 2018, and we presently expect to be in compliance with the 2019 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

Dividends, Share Repurchases and Share-Based Compensation Awards

Our 2015 Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase. Under the 2015 Revolving Credit Facility, provided there is no default existing and the total of our availability under the 2015 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “cash availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if at the time the dividend or the repurchase is made our consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, cash availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.  These restrictions are the same under the 2019 Revolving Credit Facility.

During each of the first three quarters of 2018, we declared a regular quarterly dividend of $1.20 per share of our common stock.  Each of these dividends was paid in the immediately following quarter.  Additionally, during the fourth quarter of 2018, we increased our regular quarterly dividend by 4.2% by declaring a dividend of $1.25 per share and declared a special dividend of $3.75 per share.  The special dividend was paid on August 3, 2018 to shareholders of record on July 13, 2018.  The regular quarterly dividend was paid on August 6, 2018 to shareholders of record on July 13, 2018.  The special dividend of $3.50 per share of common stock declared in the fourth quarter of 2017 was paid in 2017.  Both special dividends of $3.00 and $3.25 per share of common stock declared in the fourth quarters of 2015 and 2016, respectively, were paid in 2016.

The following table highlights the dividends per share we paid for the last three years:

	2018	2017	2016
Dividends per share paid	$8.55	$8.10	$10.65

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments.  Subject to the limits imposed by our 2015 Revolving Credit Facility, in each of 2018, 2017 and 2016, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $25,000.  In 2018, we repurchased 100,000 shares of our common stock in the open market at an aggregate cost of $14,772.  We did not repurchase any shares of our common stock in 2017.  In 2016, we repurchased 100,000 shares of our common stock in the open market at an aggregate cost of $14,653.

In 2018, 2017 and 2016, related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net use of cash of $3,816, $6,896, and $5,779, respectively.

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

The following table highlights our working capital deficit:
	2018	2017	2016
Working capital deficit	$(57,867)	$(16,971)	$(13,077)

The change in working capital at August 3, 2018 compared to July 28, 2017 primarily reflected the decrease in cash and the timing of payments for income taxes partially offset by lower incentive compensation accruals based on lower performance against financial objectives in 2018 and lower payroll accruals due to the timing of payments.  The decrease in cash resulted primarily from higher spending for capital expenditures and the repurchase of shares in 2018 partially offset by an increase in cash generated by operations.  The change in working capital at July 28, 2017 compared to July 29, 2016 primarily reflected the timing of payments for income taxes, an increase in deferred revenue related to the sale of our gifts cards and higher payroll accruals due to the timing of payments partially offset by lower accounts payable and an increase in cash.  The decrease in accounts payable reflected the results of conversion to more electronic invoice methods and lower accounts payable related to retail inventory. The increase in cash resulted primarily from cash generated by operations partially offset by spending for capital expenditures and the payment of dividends.

Off-Balance Sheet Arrangements

Other than various operating leases, which are disclosed more fully in “Material Commitments” below and Notes 2 and 9 to our Consolidated Financial Statements, we have no other material off-balance sheet arrangements.

Material Commitments

Our contractual cash obligations and commitments as of August 3, 2018, are summarized in the tables below:

		Payments due by Years
Contractual Obligations (a)	Total	2019	2020-2021	2022-2023	After 2023
2015 Revolving Credit Facility(b)	$400,000	$--	$400,000	$--	$--
Operating leases (c)	710,135	66,029	86,680	63,869	493,557
Purchase obligations (d)	58,814	41,532	17,282	--	--
Other long-term obligations (e)	39,067	51	4,440	163	34,413
Total contractual cash obligations	$1,208,016	$107,612	$508,402	$64,032	$527,970

	Amount of Commitment Expirations by Years
	Total	2019	2020-2021	2022-2023	After 2023
2015 Revolving Credit Facility(b)	$750,000	$--	$750,000	$--	$--
Standby letters of credit(f)	9,455	9,455	--	--	--
Guarantees (g)	717	236	432	49	--
Total commitments	$760,172	$9,691	$750,432	$49	$--

(a)
At August 3, 2018, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.  As such, the liability for uncertain tax positions of $24,315 is not included in the contractual cash obligations and commitments table above.

(b)
Our 2015 Revolving Credit Facility expires on January 8, 2020.  On September 5, 2018, we refinanced our debt for an additional five-year term.  Using projected interest rates, we anticipate having interest payments of $15,168, $30,865, $31,761 and $12,216 in 2019, 2020-2021, 2022-2023 and after 2023, respectively.  The projected interest rates for our swapped portion of our outstanding borrowings are our fixed rates under our interest rate swaps (see Note 6 to the Consolidated Financial Statements) plus our current credit spread of 1.25%.  The projected interest rate for our unswapped portion of our outstanding borrowings is the average of the three-year and five-year swap rates at August 3, 2018 of 2.94% plus our current credit spread of 1.25%.  Based on our outstanding borrowings and our standby letters of credit at August 3, 2018 and our current unused commitment fee as defined in both the 2015 Revolving Credit Facility and the 2019 Revolving Credit Facility, our unused commitment fees in 2019-2020 would be $988; however, the actual amount will differ based on actual usage of the 2015 Revolving Credit Facility and the 2019 Revolving Credit Facility.

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

(e)
Other long-term obligations include our Non-Qualified Savings Plan ($32,669, with a corresponding long-term asset to fund the liability; see Note 12 to the Consolidated Financial Statements), Deferred Compensation Plan ($1,794) and our long-term incentive plans ($4,604).

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

•	Impairment of Long-Lived Assets
•	Insurance Reserves
•	Retail Inventory Valuation

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the past three years and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions or management judgments in the future may produce materially different amounts of expense that would be reported under these insurance programs.

Retail Inventory Valuation

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory method (“RIM”).  Under RIM, the valuation of our retail inventories is determined by applying a cost-to-retail ratio to the retail value of our inventories.  Inherent in the RIM calculation are certain management judgments and estimates, including initial markons, markups, markdowns and shrinkage, which may significantly impact the gross margin calculation as well as the ending inventory valuation.

Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgment regarding inventory aging and future promotional activities.  Retail inventory also includes an estimate of shrinkage that is adjusted upon physical inventory counts.  Annual physical inventory counts are conducted throughout the third quarter based upon a cyclical inventory schedule.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At both August 3, 2018 and July 28, 2017, our outstanding borrowings totaled $400,000 (see Note 5 to our Consolidated Financial Statements).  Loans under our credit facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 5, 6 and 9 to our Consolidated Financial Statements).  To manage this risk in a cost efficient manner, we have entered into interest rate swaps.  A summary of our interest rate swaps at August 3, 2018 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
June 18, 2014	May 3, 2015	4	$160,000	2.51%
June 24, 2014	May 3, 2015	4	120,000	2.51%
July 1, 2014	May 5, 2015	4	120,000	2.43%
January 30, 2015	May 3, 2019	2	80,000	2.15%
January 30, 2015	May 3, 2019	2	60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%

At August 3, 2018 and July 28, 2017, our outstanding borrowings were swapped at a weighted average interest rate of 3.73% and 3.21%, respectively, which are the weighted average fixed rates of our interest rate swaps plus our current credit spread.  See Note 6 to our Consolidated Financial Statements for further discussion of our interest rate swaps.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2018 and 2017:

	Percentage of Food Purchases
	2018	2017
Beef	14%	14%
Dairy (including eggs)	13%	12%
Fruits and vegetables	12%	12%
Poultry	11%	11%
Pork	11%	10%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of August 3, 2018 and July 28, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended August 3, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 3, 2018 and July 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 3, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 3, 2018, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 28, 2018

We have served as the Company’s auditor since 1974.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
ASSETS	August 3, 2018	July 28, 2017
Current Assets:
Cash and cash equivalents	$114,656	$161,001
Accounts receivable	19,496	18,116
Income taxes receivable	--	4,265
Inventories	156,253	156,367
Prepaid expenses and other current assets	16,347	16,047
Deferred income taxes	--	3,061
Total current assets	306,752	358,857
Property and Equipment:
Land	307,207	306,105
Buildings and improvements	861,949	837,804
Buildings under capital leases	3,289	3,289
Restaurant and other equipment	658,978	604,413
Leasehold improvements	353,329	326,750
Construction in progress	27,849	15,087
Total	2,212,601	2,093,448
Less: Accumulated depreciation and amortization of capital leases	1,063,466	995,351
Property and equipment – net	1,149,135	1,098,097
Other assets	71,468	64,988
Total	$1,527,355	$1,521,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122,332	$118,395
Taxes withheld and accrued	37,069	36,725
Accrued employee compensation	60,562	70,945
Accrued employee benefits	25,416	26,759
Deferred revenues	76,292	72,376
Dividend payable	31,117	30,639
Other current liabilities	11,831	19,989
Total current liabilities	364,619	375,828
Long-term debt	400,000	400,000
Long-term interest rate swap liability	--	6,833
Other long-term obligations	128,794	129,353
Deferred income taxes	52,161	65,421
Commitments and Contingencies (Notes 9 and 15)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 2018 – 24,011,550 shares issued and outstanding; 2017 – 24,055,682 shares issued and outstanding	240	241
Additional paid-in capital	44,049	55,659
Accumulated other comprehensive income (loss)	4,685	(4,229)
Retained earnings	532,807	492,836
Total shareholders’ equity	581,781	544,507
Total	$1,527,355	$1,521,942

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except share data) Fiscal years ended
	August 3, 2018	July 28, 2017	July 29, 2016

Total revenue	$3,030,445	$2,926,289	$2,912,351
Cost of goods sold (exclusive of depreciation and rent)	935,397	891,293	928,176
Labor and other related expenses	1,055,811	1,017,124	1,006,188
Other store operating expenses	601,889	563,300	554,534
Store operating income	437,348	454,572	423,453
General and administrative expenses	143,756	141,414	142,982
Operating income	293,592	313,158	280,471
Interest expense	15,169	14,271	14,052
Income before income taxes	278,423	298,887	266,419
Provision for income taxes	30,803	96,988	77,120
Net income	$247,620	$201,899	$189,299

Net income per share - basic	$10.31	$8.40	$7.91
Net income per share - diluted	$10.29	$8.37	$7.86

Basic weighted average shares outstanding	24,011,161	24,031,810	23,945,041
Diluted weighted average shares outstanding	24,075,614	24,118,288	24,074,273

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(In thousands) Fiscal years ended
	August 3, 2018	July 28, 2017	July 29, 2016

Net income	$247,620	$201,899	$189,299

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	13,103	15,402	(16,188)
Income tax expense (benefit)	4,189	5,891	(6,173)
Other comprehensive income (loss), net of tax	8,914	9,511	(10,015)
Comprehensive income	$256,534	$211,410	$179,284

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at July 31, 2015	23,975,755	$240	$56,066	$(3,725)	$485,687	$538,268
Comprehensive Income:
Net income	--	--	--	--	189,299	189,299
Other comprehensive income, net of tax	--	--	--	(10,015)	--	(10,015)
Total comprehensive income	--	--	--	(10,015)	189,299	179,284
Cash dividends declared - $7.70 per share	--	--	--	--	(186,505)	(186,505)
Share-based compensation	--	--	13,202	--	--	13,202
Issuance of share-based compensation awards, net of shares withheld for employee taxes	80,379	1	(5,780)	--	--	(5,779)
Tax benefit realized upon exercise of share-based compensation awards	--	--	2,626	--	--	2,626
Purchases and retirement of common stock	(100,000)	(1)	(14,652)	--	--	(14,653)
Balances at July 29, 2016	23,956,134	240	51,462	(13,740)	488,481	526,443
Comprehensive Income:
Net income	--	--	--	--	201,899	201,899
Other comprehensive income, net of tax	--	--	--	9,511	--	9,511
Total comprehensive income	--	--	--	9,511	201,899	211,410
Cash dividends declared - $8.15 per share	--	--	--	--	(197,544)	(197,544)
Share-based compensation	--	--	8,458	--	--	8,458
Issuance of share-based compensation awards, net of shares withheld for employee taxes	99,548	1	(6,897)	--	--	(6,896)
Tax benefit realized upon exercise of share-based compensation awards	--	--	2,636	--	--	2,636
Purchases and retirement of common stock	--	--	--	--	--	--
Balances at July 28, 2017	24,055,682	241	55,659	(4,229)	492,836	544,507
Comprehensive Income:
Net income	--	--	--	--	247,620	247,620
Other comprehensive income, net of tax	--	--	--	8,914	--	8,914
Total comprehensive income	--	--	--	8,914	247,620	256,534
Cash dividends declared - $8.60 per share	--	--	--	--	(207,649)	(207,649)
Share-based compensation	--	--	6,977	--	--	6,977
Issuance of share-based compensation awards, net of shares withheld for employee taxes	55,868	--	(3,816)	--	--	(3,816)
Tax benefit realized upon exercise of share-based compensation awards	--	--	--	--	--	--
Purchases and retirement of common stock	(100,000)	(1)	(14,771)	--	--	(14,772)
Balances at August 3, 2018	24,011,550	$240	$44,049	$4,685	$532,807	$581,781

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands) Fiscal years ended
	August 3, 2018	July 28, 2017	July 29, 2016
Cash flows from operating activities:
Net income	$247,620	$201,899	$189,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,692	86,319	78,223
Loss on disposition of property and equipment	7,119	5,585	7,146
Share-based compensation	6,977	8,458	13,202
Excess tax benefit from share-based compensation	--	(2,636)	(2,626)
Changes in assets and liabilities:
Accounts receivable	(1,380)	1,273	(1,339)
Income taxes receivable	4,265	14,555	(13,558)
Inventories	114	(4,059)	750
Prepaid expenses and other current assets	(500)	(1,274)	(406)
Other assets	(1,400)	(4,344)	130
Accounts payable	3,937	(14,098)	(624)
Taxes withheld and accrued	344	(836)	(1,500)
Accrued employee compensation	(10,389)	9,752	(6,246)
Accrued employee benefits	(1,343)	(1,169)	211
Deferred revenues	3,916	8,348	5,048
Other current liabilities	(8,121)	4,470	(3,705)
Other long-term obligations	157	3,461	(6,269)
Deferred income taxes	(14,388)	5,063	13,642
Net cash provided by operating activities	330,620	320,767	271,378
Cash flows from investing activities:
Purchase of property and equipment	(152,249)	(110,591)	(114,022)
Proceeds from insurance recoveries of property and equipment	616	483	662
Proceeds from sale of property and equipment	411	503	845
Net cash used in investing activities	(151,222)	(109,605)	(112,515)
Cash flows from financing activities:
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(3,816)	(6,896)	(5,779)
Purchases and retirement of common stock	(14,772)	--	(14,653)
Dividends on common stock	(207,155)	(196,867)	(255,546)
Excess tax benefit from share-based compensation	--	2,636	2,626
Net cash used in financing activities	(225,743)	(201,127)	(273,352)
Net (decrease) increase in cash and cash equivalents	(46,345)	10,035	(114,489)
Cash and cash equivalents, beginning of year	161,001	150,966	265,455
Cash and cash equivalents, end of year	$114,656	$161,001	$150,966

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$17,272	$12,847	$12,752
Income taxes	43,471	78,092	84,868

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$8,183	$6,743	$6,379
Change in fair value of interest rate swaps	13,103	15,402	(16,188)
Change in deferred tax asset for interest rate swaps	(4,189)	(5,891)	6,173
Dividends declared but not yet paid	31,784	31,296	30,625

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

Fiscal year – The Company’s fiscal year ends on the Friday nearest July 31st and each quarter consists of thirteen weeks unless noted otherwise.  The Company’s fiscal year ended August 3, 2018 consisted of 53 weeks and the fourth quarter of 2018 consisted of fourteen weeks.  References in these Notes to a year or quarter are to the Company’s fiscal year or quarter unless noted otherwise.

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

Inventories – In 2017, inventories were stated at the lower of cost or market.  In the first quarter of 2018, the Company adopted new accounting guidance which required companies to measure certain inventory at lower of cost and net realizable value (see section below entitled “Inventory” under “Recent Accounting Pronouncements Adopted”.  Cost of restaurant inventory is determined by the first‑in, first‑out (“FIFO”) method.  Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which are valued using moving average cost.  Approximately 80% of retail inventories are valued using RIM.  Retail inventories valued using RIM are stated at the lower of cost or market.  Cost of restaurant inventory and retail inventory valued using moving average cost are stated at the lower of cost and net realizable value.  See Note 4 for additional information regarding the components of inventory.

Valuation provisions are included for retail inventory obsolescence, retail inventory shrinkage, returns and amortization of certain items.  Retail inventory also includes an estimate of retail inventory shrinkage that is adjusted upon physical inventory counts.  Annual physical inventory counts are conducted throughout the third quarter based upon a cyclical inventory schedule.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a three-year average of the physical inventories’ results on a store-by-store basis.

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight‑line and double‑declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Buildings under capital leases	15-25
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:
	2018	2017	2016
Total depreciation expense	$93,266	$85,912	$77,816
Depreciation expense related to store operations*	86,913	79,214	71,382
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

Advertising expense for each of the three years was as follows:

	2018	2017	2016
Advertising expense	$83,448	$83,623	$79,409

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

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued accounting guidance which clarifies the principles for recognizing revenue and provides a comprehensive model for revenue recognition.  Revenue recognition should depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.  This accounting guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years.  The Company is in the process of evaluating the Company’s current revenue recognition process in comparison to the adoption of this guidance.  The Company plans to adopt this accounting guidance using the modified retrospective transition method.  The adoption of this accounting guidance in the first quarter of 2019 is not expected to have a material effect on the Company’s consolidated financial position or results of operations, and the Company does not anticipate recording a cumulative catch-up adjustment to the opening balance of retained earnings.

Leases

In February 2016, the FASB issued accounting guidance which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  The accounting guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years on a modified retrospective basis.  Early adoption is permitted.  The Company is in the process of implementing software to assist in the quantification of the impact on the Company’s consolidated financial position and results of operations related to the adoption of this accounting guidance in the first quarter of 2020.

Recognition of Breakage for Certain Prepaid Stored-Value Products

In March 2016, in order to address diversity in practice related to the derecognition of a prepaid stored-value product liability, the FASB issued accounting guidance requiring breakage for prepaid stored-value product liabilities to be accounted for consistent with the breakage guidance in the revenue recognition standard (see “Revenue Recognition” above). This accounting guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.  This accounting guidance may be applied either on a modified retrospective basis or on a retrospective basis.  The Company does not expect that the adoption of this accounting guidance in the first quarter of 2019 will have a significant impact on the Company’s consolidated financial position or results of operations.

Modification of Share-Based Payment Awards

In May 2017, the FASB issued accounting guidance to provide clarity, reduce the diversity in practice and to simplify the accounting guidance related to a change to the terms or conditions of a share-based payment award. This new standard provides guidance for evaluating which changes to the terms or conditions of a share-based payment award are substantive and require modification accounting to be applied.  This accounting guidance is effective for fiscal periods beginning after December 15, 2017, and interim periods within those years on a prospective basis.  The Company does not expect that the adoption of this accounting guidance in the first quarter of 2019 will have a significant impact on the Company’s consolidated financial position or results of operations.

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

Share-Based Payment Arrangements With Nonemployees

In June 2018, the FASB issued accounting guidance in order to simplify accounting for share-based payments granted to nonemployees for goods and services.  This new guidance aligns most of the accounting requirements for share-based payments granted to nonemployees with the existing guidance for share-based payments granted to employees.  This accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, using a modified retrospective transition approach.   Early adoption is permitted.  The Company does not expect that the adoption of this accounting guidance in the first quarter of 2020 will have a significant impact on the Company’s consolidated financial position or results of operations.

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

•	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at August 3, 2018 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$38,446	$--	$--	$38,446
Interest rate swap asset (see Note 6)	--	6,255	--	6,255
Total	$38,446	$6,255	$--	$44,701
Deferred compensation plan assets** measured at net asset value				32,669
Total assets at fair value				$77,370

Interest rate swap liability (see Note 6)	$--	$--	$--	$--
Total liabilities at fair value	$--	$--	$--	$--

The Company’s assets and liabilities measured at fair value on a recurring basis at July 28, 2017 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$82,524	$--	$--	$82,524
Interest rate swap asset (see Note 6)	--	32	--	32
Deferred compensation plan assets**	31,196	--	--	31,196
Total assets at fair value	$113,720	$32	$--	$113,752

Interest rate swap liability (see Note 6)	$--	$6,880	$--	$6,880
Total liabilities at fair value	$--	$6,880	$--	$6,880

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets (see Note 12).

The Company’s money market fund investments are measured at fair value using quoted market prices.  The fair values of the Company’s interest rate swap assets and liabilities are determined based on the present value of expected future cash flows.  Since the Company’s interest rate swap values are based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full terms of the swaps, it is considered a Level 2 input.  Nonperformance risk is reflected in determining the fair value of the interest rate swaps by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the terms of the swaps.  Thus, the adjustment for nonperformance risk is also considered a Level 2 input.  The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value.

The fair values of accounts receivable and accounts payable at August 3, 2018 and July 28, 2017, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at August 3, 2018 and July 28, 2017.

4.	Inventories

Inventories were comprised of the following at:

	August 3, 2018	July 28, 2017
Retail	$117,606	$119,446
Restaurant	20,659	20,252
Supplies	17,988	16,669
Total	$156,253	$156,367

5.	Debt

On January 8, 2015, the Company entered into a five-year $750,000 revolving credit facility (the “2015 Revolving Credit Facility”).  At both August 3, 2018 and July 28, 2017, the Company had $400,000 in outstanding borrowings under the 2015 Revolving Credit Facility.  On September 5, 2018, the Company entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”) with substantially the same terms and financial covenants as the 2015 Revolving Credit Facility, which it replaced.  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.

At August 3, 2018, the Company had $9,455 of standby letters of credit, which reduce the Company’s borrowing availability under the 2015 Revolving Credit Facility (see Note 15).  At August 3, 2018, the Company had $340,545 in borrowing availability under the 2015 Revolving Credit Facility.

In accordance with the 2015 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  At August 3, 2018 and July 28, 2017, the Company’s outstanding borrowings were swapped at a weighted average interest rates of 3.73% and 3.21%, respectively (see Note 6 for information on the Company’s interest rate swaps).

The 2015 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At August 3, 2018 and July 28, 2017, the Company was in compliance with all debt covenants.

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

6.	Derivative Instruments and Hedging Activities

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread was 1.25% at both August 3, 2018 and July 28, 2017.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at August 3, 2018 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
June 18, 2014	May 3, 2015	4	$160,000	2.51%
June 24, 2014	May 3, 2015	4	120,000	2.51%
July 1, 2014	May 5, 2015	4	120,000	2.43%
January 30, 2015	May 3, 2019	2	80,000	2.15%
January 30, 2015	May 3, 2019	2	60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%

The estimated fair values of the Company’s derivative instruments were as follows:

(See Note 3)	Balance Sheet Location	August 3, 2018	July 28, 2017
Interest rate swaps	Prepaid expenses and other current assets	$169	$32
Interest rate swaps	Other assets	6,086	--
Total assets		$6,255	$32

Interest rate swaps	Other current liabilities	$--	$47
Interest rate swaps	Long-term interest rate swap liability	--	6,833
Total liabilities		$--	$6,880
**These interest rate swap assets and liabilities are recorded at gross at both August 3, 2018 and July 28, 2017 since there were no offsetting assets and liabilities under the Company’s master netting agreements.

The estimated fair values of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk.  The adjustment related to the Company’s non-performance risk at August 3, 2018 and July 28, 2017 resulted in reductions of $213 and $103, respectively, in the total fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive income (loss) (“AOCIL”), net of the deferred tax assets, and will be reclassified into earnings over the term of the underlying debt.  As of August 3, 2018, the estimated pre-tax portion of AOCIL that is expected to be reclassified into earnings over the next twelve months is $533.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCIL for each of the three years:
	Amount of Income (Loss) Recognized in AOCIL on Derivatives (Effective Portion)
	2018	2017	2016
Cash flow hedges:
Interest rate swaps	$13,103	$15,402	$(16,188)

The following table summarizes the changes in AOCIL, net of tax, related to the Company’s interest rate swaps for the years ended August 3, 2018, July 28, 2017 and July 29, 2016:

	August 3, 2018	July 28, 2017	July 29, 2016
Beginning AOCIL balance	$(4,229)	$(13,740)	$(3,725)

Other comprehensive income (loss) before reclassifications	11,274	12,082	(6,683)
Amounts reclassified from AOCIL into earnings	(2,360)	(2,571)	(3,332)
Other comprehensive income (loss), net of tax	8,914	9,511	(10,015)
Ending AOCIL balance	$4,685	$(4,229)	$(13,740)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for each of the three years:
Location of Loss Reclassified from AOCIL into Income (Effective Portion)		Amount of Loss Reclassified from AOCIL into Income (Effective Portion)
		2018	2017	2016
Cash flow hedges:
Interest rate swaps	Interest expense	$3,398	$4,163	$5,395

The following table summarizes the amounts reclassified out of AOCIL related to the Company’s interest rate swaps for the years ended August 3, 2018, July 28, 2017 and July 29, 2016:

Details about AOCIL	August 3, 2018	July 28, 2017	July 29, 2016	Affected Line Item in the Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(3,398)	$(4,163)	$(5,395)	Interest expense
Tax benefit	1,038	1,592	2,063	Provision for income taxes
	$(2,360)	$(2,571)	$(3,332)	Net of tax

Any portion of the fair value of the interest rate swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in 2018, 2017 and 2016.

7.	Share Repurchases

In each of 2018, 2017 and 2016, subject to a maximum amount of $25,000 and the limits imposed by its credit facility, the Company was authorized to repurchase shares at management’s discretion.  In 2018, the Company repurchased 100,000 shares of its common stock in the open market at an aggregate cost of $14,772.   The Company did not repurchase any shares of its common stock in 2017.  In 2016, the Company repurchased 100,000 shares of its common stock in the open market at an aggregate cost of $14,653.

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

Total revenue was comprised of the following at:

	2018	2017	2016
Restaurant	$2,439,389	$2,351,212	$2,323,199
Retail	591,056	575,077	589,152
Total revenue	$3,030,445	$2,926,289	$2,912,351

9.	Leases

As of August 3, 2018, the Company operated 240 stores in leased facilities and also leased certain land, a retail distribution center and advertising billboards.

Rent expense under operating leases, including the sale-leaseback transactions discussed below, for each of the last three years was:

Year	Minimum	Contingent	Total
2018	$76,445	$255	$76,700
2017	75,000	252	75,252
2016	74,405	263	74,668

The following is a schedule by year of the future minimum rental payments required under the Company’s operating leases as of August 3, 2018:

Year	Total
2019	$66,029
2020	53,510
2021	33,170
2022	31,763
2023	32,106
Later years	493,557
Total	$710,135

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

The Company leases 65 of its stores pursuant to a sale-leaseback transaction which closed in 2000.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased stores.  At August 3, 2018 and July 28, 2017, the Company was in compliance with these covenants.

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

The 2010 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,500,000 shares of the Company’s common stock.  However, this share reserve is increased by shares awarded under this and prior plans which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation.  Additionally, this share reserve was decreased by shares granted from prior plans after July 30, 2010 until December 1, 2010.  At August 3, 2018, the number of shares authorized for future issuance under the Company’s active plan is 1,020,477.  At August 3, 2018, the number of outstanding awards under the 2010 Omnibus Plan was 103,539.

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

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at August 3, 2018:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2018 LTPP	2018 – 2019	2 or 3
2017 LTPP	2017 – 2018	2 or 3

The following table summarizes the shares that have been accrued under the 2018 LTPP and 2017 LTPP at August 3, 2018:

2018 LTPP	8,892
2017 LTPP	23,511

A summary of the Company’s nonvested stock activity as of August 3, 2018, and changes during 2018 are presented in the following table:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 28, 2017	32,017	$139.04
Granted	51,406	154.28
Vested	(38,889)	153.66
Forfeited	(2,776)	145.92
Unvested at August 3, 2018	41,758	$143.73

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2018	2017	2016
Total fair value of nonvested stock	$5,976	$14,700	$8,418

Nonvested Stock Units

Beginning in 2017, the Company adopted long-term incentive plans that award nonvested stock units based upon relative total shareholder return (“rTSR RSUs”).  The number of nonvested stock units that will ultimately be awarded and will vest at the end of the applicable three-year performance period is based on relative total shareholder return, which is defined as increases in the Company’s stock price plus dividends paid during the performance period as compared to the total shareholder return of a group of peer companies determined by the Committee.  The number of shares awarded at the end of the performance period for each nonvested stock unit may range from 75% to 125% of the target award.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned.  In addition to a service requirement, the vesting of the nonvested stock units is also subject to the achievement of a specified level of operating income during the performance period.  If this performance goal is not met, no nonvested stock units will be awarded and no compensation expense will be recorded.

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

•
The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.  The risk-free rates for the nonvested stock units granted in 2017 ranged from 1.0% to 1.4%. The risk-free interest rate for the nonvested stock units granted in 2018 was 1.6%.

•	The expected dividend yield is assumed to be zero since the award holders are entitled to any dividends paid over the performance period.

Dividends accrue on the nonvested stock units. Dividends will be forfeited for nonvested stock units that do not vest.

The following table summarizes the shares that have been accrued for  rTSR RSUs awards under the 2018 and 2017 long-term incentive plans at August 3, 2018:

Shares
2018 rTSR RSUs	3,368
2017 rTSR RSUs	5,676

Performance-Based Market Stock Units

The number of MSU Grants (last granted in 2016) that will ultimately be awarded and will vest at the end of the applicable three-year performance period for each annual plan is based on total shareholder return, which is defined as the change in the Company’s stock price plus dividends paid during the performance period.  The number of shares awarded at the end of the performance period will vary in direct proportion to a target number of shares set at the beginning of the period, up to a maximum of 150% of target, based on the change in the Company’s cumulative total shareholder return over the performance period.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned.  In addition to a service requirement, the vesting of the MSU Grants is also subject to the achievement of a specified level of operating income during the performance period.  If this performance goal is not met, no MSU Grants will be awarded and no compensation expense will be recorded.

The fair value of the MSU Grants was determined using the Monte-Carlo simulation model, which simulated a range of possible future stock prices and estimated the probabilities of the potential payouts.  This model used the average prices for the 60 consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period. This model also incorporated the following ranges of assumptions:

•
The expected volatility was a blend of implied volatility based on market-traded options on the Company’s stock and historical volatility of our stock over the period commensurate with the three-year performance period.  The expected volatility for the 2016 MSU Grants ranged from 23% to 24%.

•	The risk-free interest rate was based on the U.S. Treasury rate assumption commensurate with the three-year performance period. The risk-free rates for the 2016 MSU Grants ranged from 0.9% to 1.0%.
•	The expected dividend yield was assumed to be zero since the award holders are entitled to any dividends paid over the performance period.

Dividends accrue on the 2016 MSU Grants. Dividends will be forfeited for any MSU Grants that do not vest.  No MSU Grants were awarded in 2017 or 2018.  At August 3, 2018, 20,334 shares for the 2016 MSU Grants were accrued.

Stock Options

Prior to 2012, stock options were granted with an exercise price equal to the market price of the Company’s stock on the grant date; those option awards generally vest at a cumulative rate of 33% per year beginning on the first anniversary of the grant date and expire ten years from the date of grant.  No stock options were granted in 2016, 2017 or 2018.

A summary of the Company’s stock option activity as of August 3, 2018, and changes during 2018 are presented in the following table:

Fixed Options	Shares	Weighted- Average Price
Outstanding at July 28, 2017	4,000	$32.86
Exercised	(4,000)	32.86
Outstanding at August 3, 2018	--	--

The following table summarizes the total intrinsic values of options exercised during each of the three years:

	2018	2017	2016
Total intrinsic values of options exercised*	$466	$1,070	$917
*The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2018	2017	2016
Nonvested stock awards and units	$6,052	$6,654	$10,277
MSU Grants	925	1,804	2,925
Total compensation expense	$6,977	$8,458	$13,202

The following table highlights the total unrecognized compensation expense related to the outstanding nonvested stock awards and nonvested stock units and the weighted-average periods over which the expense is expected to be recognized as of August 3, 2018:

	Nonvested Stock Awards	Nonvested Stock Units
Total unrecognized compensation	$3,189	$1,341
Weighted-average period in years	1.82	1.71

The following table highlights the total income tax benefit recognized in the Consolidated Statements of Income for each of the three years:

	2018	2017	2016
Total income tax benefit	$774	$2,740	$3,819

During 2018, the Company issued 55,868 shares of its common stock resulting from the vesting of share-based compensation awards and stock option exercises.  Related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net reduction to shareholders’ equity of $3,816.

11.	Shareholder Rights Plan

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

At August 3, 2018, none of the Rights were exercisable.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock.  In 2018, the Company matched 50% of employee contributions for each participant in the 401(k) Savings Plan up to a total of 5% of the employee’s compensation and matched 25% of employee contributions in the Non-Qualified Savings Plan up to a total of 6% of the employee’s compensation.  In 2017 and 2016, the Company matched 25% of employee contributions for each participant in either plan up to a total of 6% of the employee’s compensation.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $32,669 is included in other assets and the related liability to the participants of $32,669 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2018	2017	2016
401(k) Savings Plan	$3,812	$2,501	$2,528
Non-Qualified Savings Plan	342	291	296

13.	Income Taxes

The components of the provision for income taxes for each of the three years were as follows:

	2018	2017	2016
Current:
Federal	$40,761	$83,743	$62,054
State	6,099	7,567	6,447
Deferred:
Federal	(16,779)	4,696	12,477
State	722	982	(3,858)
Total provision for income taxes	$30,803	$96,988	$77,120

A reconciliation of the Company’s provision for income taxes and income taxes based on the statutory U.S. federal rate of 26.9%, 35.0% and 35.0% in 2018, 2017 and 2016, respectively, was as follows:

	2018	2017	2016
Provision computed at federal statutory income tax rate	$74,859	$104,611	$93,247
State and local income taxes, net of federal benefit	5,066	5,856	1,427
Revaluation of deferred taxes due to a reduction in the federal tax rate at the enactment date of the Tax Act	(26,772)	--	--
Revaluation of deferred taxes due to the impact of the change in rate on 2018 temporary items	(3,710)	--	--
Employer tax credits for FICA taxes paid on employee tip income	(13,707)	(11,543)	(11,048)
Other employer tax credits	(4,476)	(2,814)	(7,326)
Other-net	(457)	878	820
Total provision for income taxes	$30,803	$96,988	$77,120

The decrease in the Company’s provision for income taxes from 2017 to 2018 reflected the significant impact of the Tax Act.  The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  In accordance with Section 15 of the Internal Revenue Code, the Company used a blended rate of 26.9% for its fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date of the Tax Act.

Significant components of the Company’s net deferred tax liability consisted of the following at:

	August 3, 2018	July 28, 2017
Deferred tax assets:
Compensation and employee benefits	$6,342	$10,110
Deferred rent	12,667	18,270
Accrued liabilities	8,546	13,233
Insurance reserves	7,291	12,401
Inventory	3,106	4,411
Other	--	2,767
Deferred tax assets	$37,952	$61,192

Deferred tax liabilities:
Property and equipment	$75,433	$100,373
Inventory	7,448	10,906
Other	7,232	12,273
Deferred tax liabilities	90,113	123,552
Net deferred tax liability	$52,161	$62,360

The decrease in the Company’s net deferred tax liability reflected the significant impact of the Tax Act on rate and capitalization policies.  While the Company is able to make reasonable estimates of the impact of both, the final impact of the Tax Act may differ from these estimates, due to, among other things, additional guidance that may be issued by the Internal Revenue Service, expected state tax responses to either follow or reject the federal changes, and changes in our interpretations and assumptions.  The Company continues to gather additional information to determine the final impact.

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets.  As of August 3, 2018 and July 28, 2017, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $18,634 and $20,731, respectively.  Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	August 3, 2018	July 28, 2017	July 29, 2016
Balance at beginning of year	$20,731	$21,899	$25,507
Tax positions related to the current year:
Additions	3,029	4,003	4,860
Reductions	--	--	--
Tax positions related to the prior year:
Additions	610	582	2,186
Reductions	(575)	(2,966)	(6,896)
Settlements	(3,878)	(1,027)	(2,324)
Expiration of statute of limitations	(1,283)	(1,760)	(1,434)
Balance at end of year	$18,634	$20,731	$21,899

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate.  The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2018	2017	2016
Uncertain tax positions	$14,721	$13,475	$14,234

The Company had $5,681, $6,128, and $5,497 in interest and penalties accrued as of August 3, 2018, July 28, 2017, and July 29, 2016, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $(447), $631 and $(4,256) in its provision for income taxes on August 3, 2018, July 28, 2017 and July 29, 2016, respectively.  The decrease from 2017 to 2018 was mostly attributable to audit settlements in 2018.  The increase from 2016 to 2017 was attributable to the Company’s revaluation of select reserves and audit settlements in 2016.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at August 3, 2018 by approximately $2,000 to $3,000 within the next twelve months.  At August 3, 2018, the Company was subject to income tax examinations for its U.S. federal income taxes after 2014 and for state and local income taxes generally after 2014.

14.	Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2018	2017	2016
Net income per share numerator	$247,620	$201,899	$189,299

Net income per share denominator:
Basic weighted average shares outstanding	24,011,161	24,031,810	23,945,041
Add potential dilution:
Stock options, nonvested stock awards and units and MSU Grants	64,453	86,478	129,232
Diluted weighted average shares outstanding	24,075,614	24,118,288	24,074,273

15.	Commitments and Contingencies

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of August 3, 2018, the Company had $9,455 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 5).

As of August 3, 2018, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees, and therefore, no provision has been recorded in the Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third party by the primary obligor under such lease agreements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no liability has been recorded in the Consolidated Balance Sheet.

16.	Quarterly Financial Data (Unaudited)

Quarterly financial data for 2018 and 2017 are summarized as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (a)
2018
Total revenue	$710,368	$787,771	$721,413	$810,893
Store operating income	107,731	112,686	98,718	118,213
Income before income taxes	67,220	72,994	59,715	78,494
Net income	46,380	91,139	48,747	61,354
Net income per share – basic	1.93	3.80	2.03	2.56
Net income per share – diluted	1.92	3.79	2.03	2.55
2017
Total revenue	$709,971	$772,682	$700,410	$743,226
Store operating income	109,832	117,513	107,478	119,749
Income before income taxes	72,068	79,058	68,089	79,672
Net income	48,355	52,727	46,924	53,893
Net income per share – basic	2.01	2.19	1.95	2.24
Net income per share – diluted	2.01	2.19	1.95	2.23

(a)	The Company’s fourth quarter of fiscal 2018 consisted of 14 weeks.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of August 3, 2018, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended August 3, 2018 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion based on this evaluation.  We have concluded that our internal control over financial reporting was effective as of August 3, 2018, based on these criteria.

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

/s/Jill M. Golder
Jill M. Golder
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of August 3, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 3, 2018, of the Company and our report dated September 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 28, 2018

ITEM 9B.	OTHER INFORMATION

Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2019 Annual Bonus Plan

On September 25, 2018, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company adopted the Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2019 Annual Bonus Plan (the “2019 Annual Bonus Plan”) in order to reward executive officers of the Company and its subsidiaries if the Company successfully meets established performance targets, up to a maximum of 200% of target. The 2019 Annual Bonus Plan is substantially identical in form to the bonus plan that was in place in respect of 2018.

The Committee also approved target and maximum potential bonuses for each of the Company’s named executive officers (as defined in Item 5.02 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended) under the 2019 Annual Bonus Plan, with the exception of the target and maximum potential bonuses for the Company’s President and Chief Executive Officer, Sandra B. Cochran, which were approved by the independent members of the Board on the Committee’s recommendation. The following table indicates the target and maximum potential bonuses established for 2019, expressed as a percentage of base salary, for which each of the named executive officers would be eligible depending on the Company’s performance in 2019:

Name	2019 Target Bonus Percentage	2019 Maximum Bonus Percentage
Sandra B. Cochran	120%	240%
Jill M. Golder	75%	150%
Nicholas V. Flanagan	70%	140%
Richard M. Wolfson	65%	130%
Laura A. Daily	65%	130%

In no case can an executive’s actual award under the 2019 Annual Bonus Plan exceed the maximum potential award, regardless of the Company’s 2019 performance.

A copy of the 2019 Annual Bonus Plan is filed as Exhibit 10(x) to this Annual Report on Form 10-K and incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such exhibit.

Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2019 Long-Term Incentive Program

On September 25, 2018, the Committee adopted the Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2019 Long-Term Incentive Program (the “2019 Long-Term Incentive Program”) to govern long-term incentive equity awards designed to reinforce alignment of the interests of the Company’s executive officers with those of shareholders and to serve as a retention tool.  The 2019 Long-Term Incentive Program is substantially identical in form to the long-term incentive program that was in place in respect of 2018 and consists of three components: (i) the 2019 Long-Term Performance Plan (the “2019 LTPP”); (ii) the 2019 Performance-Based Restricted Stock Unit Award (the “2019 Performance-Based RSU Award”); and (iii) the 2019 Time-Based Restricted Stock Unit Award (the “2019 Time-Based RSU Award”). The 2019 LTPP provides for awards of performance shares tied to the Company’s successful achievement of a target return on invested capital goal over fiscal years 2019 and 2020 (the “LTPP Performance Goal”). The 2019 Performance-Based RSU Award provides for awards of performance-based restricted stock units, with cliff vesting after three years from the date of grant, that may be increased or decreased by 25% of the target award amounts depending on the Company’s total shareholder return (“Relative TSR”) relative to a peer group of companies approved by the Committee (the “Peer Group”) over fiscal years 2019, 2020 and 2021. The 2019 Time-Based RSU provides for awards of time-based restricted stock units that cliff-vest after three years from the date of grant, subject to the executive’s continued employment with the Company on the vesting date.  At the time of grant, the value of each eligible participant’s target awards under the 2019 Long-Term Incentive Program were allocated approximately as follows: 50% under the 2019 LTPP, 25% under the 2019 Performance-Based RSU Award, and 25% under the 2019 Time-Based RSU Award.

The Committee also approved equity award percentages for each of the named executive officers  that represent his or her target opportunities for awards under the 2019 LTPP (the “LTPP Percentage”) and the 2019 Performance-Based RSU Award (the “Performance-Based RSU Percentage”) as well as the amount of his or her 2019 Time-Based RSU Award (the “Time-Based RSU Percentage”), in each case expressed as a percentage of the named executive officer’s base salary. The LTPP Percentage, Performance-Based RSU Percentage and Time-Based RSU Percentage for the named executive officers were established by the Committee simultaneously with the establishment of the 2019 LTPP, 2019 Performance-Based RSU Award and 2019 Time-Based RSU Award, respectively, with the exception of Ms. Cochran’s LTPP Percentage, Performance-Based RSU Percentage and Time-Based RSU Percentage, which were approved by the independent members of the Board on the Committee’s recommendation. Set forth below are each named executive officer’s LTPP Percentage, Performance-Based RSU Percentage and Time-Based RSU Percentage, as well as total target award opportunity, under the 2019 Long-Term Incentive Program:

Name	LTPP Percentage	Performance- Based RSU Percentage	Time-Based RSU Percentage	Total
Sandra B. Cochran	190%	95%	95%	380%
Jill M. Golder	70%	35%	35%	140%
Nicholas V. Flanagan	60%	30%	30%	120%
Richard M. Wolfson	60%	30%	30%	120%
Laura A. Daily	37.5%	18.75%	18.75%	75%

Under the 2019 LTPP, each named executive officer’s realized award, if any, relative to the target award based on the LTPP Percentage will be determined based on the Company’s performance relative to the LTPP Performance Goal during the performance period.

Under the 2019 Performance-Based RSU Award, the Company’s Relative TSR over the three-year performance period will be measured against an under/overachievement scale with specified thresholds and may result in an adjustment to the realized award relative to the target award based on the Performance-Based RSU Percentage, as set forth in the table below (there is no interpolation within the percentile ranges):

Performance Range of Company’s Relative TSR versus Peer Group	Percentage Adjustment in Number of Target Performance-Based RSU Shares
75th Percentile or Above (Maximum)	+25%
Between 25th and 75th Percentile	No adjustment
25th Percentile or Below	-25%

A copy of the 2019 Long-Term Incentive Program is filed as Exhibit 10(y) to this Annual Report on Form 10-K and incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such exhibit.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2018 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions—Code of Ethics.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2018 Proxy Statement:  “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in the section of the 2018 Proxy Statement entitled “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2018 Proxy Statement.  No other portion of the section of the 2018 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

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

4(c), 10(a)
Credit Agreement, dated as of January 8, 2015, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Wells Fargo Bank, National Association as Administrative Agent and Collateral Agent (3)

4(d), 10(b)
Credit Agreement, dated as of September 5, 2018, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (4)

4(e)	Rights Agreement, dated as of April 9, 2018, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (5)

10(c)	Form of Stock Option Award under the CBRL Group, Inc. 2002 Omnibus Incentive Compensation Plan† (6)

10(d)	Master Lease, dated July 31, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 21 Cracker Barrel Old Country Store® sites (7)

10(e)
Master Lease, dated July 31, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of nine Cracker Barrel Old Country Store® sites (8)

10(f)
Master Lease, dated July 31, 2000, between Country Stores Property II, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 23 Cracker Barrel Old Country Store® sites (9)

10(g)
Master Lease, dated July 31, 2000, between Country Stores Property III, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 12 Cracker Barrel Old Country Store® sites (10)

10(h)	Cracker Barrel Old Country Store, Inc. Amended and Restated Stock Option Plan (as amended to date)† (11)

10(i)	Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (12)

10(j)	Cracker Barrel Old Country Store, Inc. 2002 Omnibus Incentive Compensation Plan (as amended to date)† (13)

10(k)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (14)

10(l)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (15)

10(m)	Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (16)

10(n)	Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (17)

10(o)	Amendment to Deferred Compensation Plan†(18)

10(p)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (19)

10(q)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2016 Long-Term Incentive Program† (20)

10(r)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2017 Long-Term Incentive Program† (21)

10(s)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2018 Annual Bonus Plan† (22)

10(t)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2018 Long-Term Incentive Program† (23)

10(u)	Form of Severance Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (24)

10(v)	Form of Change of Control Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (25)

10(w)	Employment Agreement with Sandra B. Cochran, dated as of July 27, 2018† (26)

10(x)	Cracker Barrel Old Country Store, Inc, and Subsidiaries FY 2019 Annual Bonus Plan† (filed herewith)

10(y)	Cracker Barrel Old Country Store, Inc, and Subsidiaries FY 2019 Long-Term Incentive Program† (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 000-25225).

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012 (Commission File No. 000-25225).

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on January 9, 2015.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 10, 2018.

(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 9, 2018.

(6)	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2005 (Commission File No. 000-25225).

(7)	Incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2000 (Commission File No. 000-25225).

(8)	Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2017.

(9)	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2017.

(10)	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2017.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 30, 2009 (Commission File No. 000-25225).

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2009 (Commission File No. 000-25225).

(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 29, 2010 (Commission File No. 000-25225).

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(15)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(16)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(17)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(18)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(19)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013 (Commission File No. 000-25225).

(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 30, 2015.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 28, 2016.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 3, 2017.

(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 3, 2017.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018.

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 30, 2018.

†Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of September, 2018.

CRACKER BARREL OLD COUNTRY STORE, INC.
By:
/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 28th day of September, 2018.

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