Form 10-Q
period 2018-11-02
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2018-11-30
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 2, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________to__________

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

24,034,375 Shares of Common Stock
Outstanding as of November 19, 2018

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended November 2, 2018

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	November 2, 2018	August 3, 2018*
Current Assets:
Cash and cash equivalents	$101,631	$114,656
Accounts receivable	21,545	19,496
Inventories	181,569	156,253
Prepaid expenses and other current assets	20,989	16,347
Total current assets	325,734	306,752
Property and equipment	2,241,679	2,212,601
Less: Accumulated depreciation and amortization of capital leases	1,083,700	1,063,466
Property and equipment – net	1,157,979	1,149,135
Other assets	75,884	71,468
Total assets	$1,559,597	$1,527,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$131,156	$122,332
Income taxes payable	9,891	764
Accrued interest expense	1,358	49
Other current liabilities	233,899	241,474
Total current liabilities	376,304	364,619

Long-term debt	400,000	400,000
Other long-term obligations	130,756	128,794
Deferred income taxes	52,359	52,161

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 24,034,375 shares issued and outstanding at November 2, 2018, and 24,011,550 shares issued and outstanding at August 3, 2018	240	240
Additional paid-in capital	44,122	44,049
Accumulated other comprehensive income	5,978	4,685
Retained earnings	549,838	532,807
Total shareholders’ equity	600,178	581,781
Total liabilities and shareholders’ equity	$1,559,597	$1,527,355

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 3, 2018, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2018.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	November 2, 2018	October 27, 2017

Total revenue	$733,543	$710,368
Cost of goods sold (exclusive of depreciation and rent)	222,293	210,749
Labor and other related expenses	258,159	248,068
Other store operating expenses	152,478	143,820
Store operating income	100,613	107,731
General and administrative expenses	38,935	36,893
Operating income	61,678	70,838
Interest expense	4,349	3,618
Income before income taxes	57,329	67,220
Provision for income taxes	10,122	20,840
Net income	$47,207	$46,380

Net income per share:
Basic	$1.97	$1.93
Diluted	$1.96	$1.92

Weighted average shares:
Basic	24,022,586	24,035,202
Diluted	24,073,722	24,105,187

Dividends declared per share	$1.25	$1.20

Dividends paid per share	$1.25	$1.20

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended
	November 2, 2018	October 27, 2017

Net income	$47,207	$46,380

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	1,699	3,055
Income tax expense	406	1,168
Other comprehensive income, net of tax	1,293	1,887
Comprehensive income	$48,500	$48,267

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at August 3, 2018	24,011,550	$240	$44,049	$4,685	$532,807	$581,781
Comprehensive Income:
Net income	--	--	--	--	47,207	47,207
Other comprehensive income, net of tax	--	--	--	1,293	--	1,293
Total comprehensive income	--	--	--	1,293	47,207	48,500
Cash dividends declared - $1.25 per share	--	--	--	--	(30,176)	(30,176)
Share-based compensation	--	--	2,089	--	--	2,089
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,825	--	(2,016)	--	--	(2,016)
Balances at November 2, 2018	24,034,375	$240	$44,122	$5,978	$549,838	$600,178

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	November 2, 2018	October 27, 2017
Cash flows from operating activities:
Net income	$47,207	$46,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,838	21,631
Loss on disposition of property and equipment	3,056	1,204
Share-based compensation	2,089	2,035
Changes in assets and liabilities:
Inventories	(25,316)	(35,114)
Other current assets	(6,691)	871
Accounts payable	8,824	11,732
Other current liabilities	3,633	(10,169)
Other long-term assets and liabilities	1,987	(293)
Net cash provided by operating activities	59,627	38,277

Cash flows from investing activities:
Purchase of property and equipment	(37,070)	(30,613)
Proceeds from insurance recoveries of property and equipment	324	86
Proceeds from sale of property and equipment	80	110
Net cash used in investing activities	(36,666)	(30,417)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,000	--
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(2,016)	(3,383)
Principal payments under long-term debt	(400,000)	--
Purchases and retirement of common stock	--	(14,772)
Deferred financing costs	(3,022)	--
Dividends on common stock	(30,948)	(30,513)
Net cash used in financing activities	(35,986)	(48,668)

Net decrease in cash and cash equivalents	(13,025)	(40,808)
Cash and cash equivalents, beginning of period	114,656	161,001
Cash and cash equivalents, end of period	$101,631	$120,193

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,570	$3,340
Income taxes	$219	$194

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$10,075	$6,356
Change in fair value of interest rate swaps	$1,699	$3,055
Change in deferred tax asset for interest rate swaps	$(406)	$(1,168)
Dividends declared but not yet paid	$31,010	$29,735

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

The condensed consolidated balance sheets at November 2, 2018 and August 3, 2018, the related condensed consolidated statement of changes in shareholders’ equity at November 2, 2018 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended November 2, 2018 and October 27, 2017, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 3, 2018 (the “2018 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2018 Form 10-K except for the expanded accounting policy disclosure for revenue recognition discussed in Note 8.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

Recent Accounting Pronouncements Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which clarifies the principles for recognizing revenue and provides a comprehensive model for revenue recognition.  Revenue recognition should depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.  This accounting guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted this accounting guidance using the modified retrospective transition method.  The adoption of this accounting guidance in the first quarter of 2019 did not have a material effect on the Company’s consolidated financial position or results of operations, and the Company did not record a cumulative catch-up adjustment to the opening balance of retained earnings.  See Note 8 for further discussion on revenue recognition accounting policies and related disclosures.

Recognition of Breakage for Certain Prepaid Stored-Value Products

In March 2016, in order to address diversity in practice related to the derecognition of a prepaid stored-value product liability, the FASB issued accounting guidance requiring breakage for prepaid stored-value product liabilities to be accounted for consistent with the breakage guidance in the revenue recognition standard (see “Revenue Recognition” above). This accounting guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  This accounting guidance may be applied either on a modified retrospective basis or on a retrospective basis.  The Company adopted this accounting guidance using the modified retrospective transition method.  The adoption of this accounting guidance in the first quarter of 2019 did not have a significant impact on the Company’s consolidated financial position or results of operations, and the Company did not record a cumulative catch-up adjustment to the opening balance of retained earnings.

Index
Modification of Share-Based Payment Awards

In May 2017, the FASB issued accounting guidance to provide clarity, reduce the diversity in practice and to simplify the accounting guidance related to a change to the terms or conditions of a share-based payment award. This new standard provides guidance for evaluating which changes to the terms or conditions of a share-based payment award are substantive and require modification accounting to be applied.  This accounting guidance is effective for fiscal periods beginning after December 15, 2017, and interim periods within those fiscal years on a prospective basis.   The adoption of this accounting guidance in the first quarter of 2019 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued accounting guidance which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  The accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years on a modified retrospective basis.  Early adoption is permitted.  The Company is in the process of implementing software to assist in the quantification of the impact of the Company’s consolidated financial position and results of operations related to the adoption of this accounting guidance in the first quarter of 2020.

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

Index
2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at November 2, 2018 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$25,446	$--	$--	$25,446
Interest rate swap asset (see Note 5)	--	6,682	--	6,682
Total	$25,446	$6,682	$--	$32,128
Deferred compensation plan assets**				34,108
Total assets at fair value				$66,236

The Company’s assets measured at fair value on a recurring basis at August 3, 2018 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$38,446	$--	$--	$38,446
Interest rate swap asset (see Note 5)	--	6,255	--	6,255
Total	$38,446	$6,255	$--	$44,701
Deferred compensation plan assets**				32,669
Total assets at fair value				$77,370

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company’s money market fund investments are measured at fair value using quoted market prices.  The fair values of the Company’s interest rate swap assets are determined based on the present value of expected future cash flows.  Since the values of the Company’s interest rate swaps are based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full terms of the swaps, it is considered a Level 2 input.  Non-performance risk is reflected in determining the fair value of the interest rate swaps by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the terms of the swaps.  Thus, the adjustment for non-performance risk is also considered a Level 2 input.  The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value.

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at November 2, 2018 and August 3, 2018.

3.	Inventories

Inventories were comprised of the following at:

	November 2, 2018	August 3, 2018
Retail	$135,855	$117,606
Restaurant	26,935	20,659
Supplies	18,779	17,988
Total	$181,569	$156,253

4.	Debt

On September 5, 2018, the Company entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”).   The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.  The 2019 Revolving Credit Facility replaced the Company’s $750,000 revolving credit facility (“Prior Credit Facility”).  Loan acquisition costs associated with the 2019 Revolving Credit Facility were capitalized in the amount of $3,022 and will be amortized over the five-year term of the 2019 Revolving Credit Facility.  Loan acquisition costs of $166 associated with the Prior Credit Facility were written off in the first quarter of 2019 and are recorded in interest expense in the Condensed Consolidated Statement of Income.

Index
At both November 2, 2018 and August 3, 2018, the Company had $400,000 of outstanding borrowings under its credit facility.  At November 2, 2018, the Company had $8,955 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 12 for more information on the Company’s standby letters of credit).  At November 2, 2018, the Company had $541,045 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  As of November 2, 2018, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.73% (see Note 5 for information on the Company’s interest rate swaps).

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At November 2, 2018, the Company was in compliance with all financial covenants.

The 2019 Revolving Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase.  Under the 2019 Revolving Credit Facility, provided there is no default existing and the total of the Company’s availability under the 2019 Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “cash availability”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock (1) in an unlimited amount if, at the time such dividend or repurchase is made, the Company’s consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if the Company’s consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, cash availability is at least $100,000, the Company may declare and pay cash dividends on shares of its common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at November 2, 2018 was 1.25%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at November 2, 2018 is as follows:

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

The estimated fair values of the Company’s derivative instruments as of November 2, 2018 and August 3, 2018 were as follows:

(See Note 2)	Balance Sheet Location	November 2, 2018	August 3, 2018
Interest rate swaps	Prepaid expenses and other current assets	$437	$169
Interest rate swaps	Other assets	6,245	6,086
Total assets		$6,682	$6,255

*These interest rate swap assets are recorded at gross at both November 2, 2018 and August 3, 2018 since there were no offsetting liabilities under the Company’s master netting agreements.

The estimated fair value of the Company’s interest rate swap assets incorporates the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at November 2, 2018 and August 3, 2018 resulted in reductions of $244 and $213, respectively, in the fair value of the interest rate swap assets.  The offset to the interest rate swap asset is recorded in accumulated other comprehensive income (“AOCI”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of November 2, 2018, the estimated pre-tax portion of AOCI that is expected to be reclassified into earnings over the next twelve months is $813.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCI for the three months ended November 2, 2018 and the year ended August 3, 2018:

	Amount of Income Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended November 2, 2018	Year Ended August 3, 2018
Cash flow hedges:
Interest rate swaps	$1,699	$13,103

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps for the three months ended November 2, 2018 (see Notes 2 and 5):

Changes in AOCI
AOCI balance at August 3, 2018	$4,685
Other comprehensive income before reclassifications	1,293
Amounts reclassified from AOCI	--
Other comprehensive income, net of tax	1,293
AOCI balance at November 2, 2018	$5,978

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters ended November 2, 2018 and October 27, 2017:

	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended
		November 2, 2018	October 27, 2017
Cash flow hedges:
Interest rate swaps	Interest expense	$--	$1,064

Index
Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the three-month periods ended November 2, 2018 and October 27, 2017.

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

7.	Segment Information

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

8.	Revenue Recognition

Revenue consists primarily of sales from restaurant and retail operations. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest, retail customer or other customer.  The Company’s policy is to present sales in the Condensed Consolidated Statements of Income on a net presentation basis after deducting sales tax.

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended
	November 2, 2018	October 27, 2017
Revenue:
Restaurant	$590,978	$578,237
Retail	142,565	132,131
Total revenue	$733,543	$710,368

Restaurant Revenue

The Company recognizes revenues from restaurant sales when payment is tendered at the point of sale, as the Company’s performance obligation to provide food and beverages is satisfied.

Retail Revenue

The Company recognizes revenues from retail sales when payment is tendered at the point of sale, as the Company’s performance obligation to provide merchandise is satisfied.  Ecommerce sales, including shipping revenue, are recorded upon delivery to the customer. Additionally, estimated sales returns are calculated based on return history and sales levels.

Index
Gift Card Breakage

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company's stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.   Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company's Condensed Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the three months ended November 2, 2018 and October 27, 2017, respectively, gift card breakage was $1,341 and $1,322.

Deferred revenue related to the Company’s gift cards was $72,187 and $76,199, respectively, at November 2, 2018 and August 3, 2018.  Revenue recognized in the Condensed Consolidated Statements of Income for the three months ended November 2, 2018 and October 27, 2017, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $18,139 and $17,371.

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended
	November 2, 2018	October 27, 2017
Nonvested stock awards and units	$2,089	$1,792
Performance-based market stock units (“MSU Grants”)	--	243
	$2,089	$2,035

10.	Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Accordingly, the Company will use a rate of 21% for its fiscal 2019 tax year to record federal corporate income taxes.

The SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on accounting for tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting guidance under FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the company must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in the corporate rate, the final impact of the Tax Act may differ from these estimates, due to, among other things, additional guidance that may be issued by the Internal Revenue Service, expected state tax responses to either follow or reject the federal changes, and changes in our interpretations and assumptions.  The Company continues to gather additional information to determine the final impact.  The Company expects to complete its analysis in the second quarter of 2019.

Index
11.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units and MSU Grants issued by the Company are calculated using the treasury stock method.  The outstanding nonvested stock awards and units, MSU Grants and stock options issued by the Company represent the only dilutive effects on diluted consolidated net income per share.

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	November 2, 2018	October 27, 2017
Net income per share numerator	$47,207	$46,380

Net income per share denominator:
Weighted average shares	24,022,586	24,035,202
Add potential dilution:
Nonvested stock awards and units, MSU Grants and stock options	51,136	69,985
Diluted weighted average shares	24,073,722	24,105,187

12.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of November 2, 2018, the Company had $8,955 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At November 2, 2018, the Company is secondarily liable for lease payments associated with two properties occupied by a third party.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of November 2, 2018.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At November 2, 2018, we operated 656 Cracker Barrel stores in 45 states and seven Holler & Dash Biscuit HouseTM locations in five states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2018 (the “2018 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2018 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 22-24 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength throughout 2019 to grow sales and profits.  Our priorities for 2019 consist of the following:

•	Enhancing the core business through a heightened focus on the guest experience, food and value, and the continued expansion of our off-premise business;

•
Expanding the footprint in new and developing markets while replenishing our store opening pipeline.  We anticipate opening eight Cracker Barrel stores during 2019, of which three opened in the first three months of 2019; and

•	Extending the brand by optimizing long-term drivers, such as Holler & Dash Biscuit HouseTM, to further drive shareholder value.

We continue to be focused on the delivery of our three-year strategic priorities.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended November 2, 2018 as compared to the same period in the prior year:

	Quarter Ended
	November 2, 2018	October 27, 2017
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.3	29.7
Labor and other related expenses	35.2	34.9
Other store operating expenses	20.8	20.2
Store operating income	13.7	15.2
General and administrative expenses	5.3	5.2
Operating income	8.4	10.0
Interest expense	0.6	0.5
Income before income taxes	7.8	9.5
Provision for income taxes	1.4	3.0
Net income	6.4%	6.5%

The following table sets forth the number of stores in operation at the beginning and end of the quarters ended November 2, 2018 and October 27, 2017:

	Quarter Ended
	November 2, 2018	October 27, 2017
Open at beginning of period	660	649
Opened during period	3	2
Open at end of period	663	651

Total Revenue

Total revenue for the first quarter of 2019 increased 3.3% compared to the first quarter of 2018.

Index
The following table highlights the key components of revenue for the quarter ended November 2, 2018 as compared to the quarter ended October 27, 2017:

	Quarter Ended
	November 2, 2018	October 27, 2017
Revenue in dollars:
Restaurant	$590,978	$578,237
Retail	142,565	132,131
Total revenue	$733,543	$710,368
Total revenue by percentage relationships:
Restaurant	80.6%	81.4%
Retail	19.4%	18.6%
Average unit volumes(1):
Restaurant	$893.5	$889.5
Retail	215.5	203.2
Total revenue	$1,109.0	$1,092.7
Comparable store sales increase (decrease):
Restaurant	1.4%	0.2%
Retail	4.3%	(3.6%)
Restaurant and retail	2.0%	(0.6%)

(1)Average unit volumes include sales of all stores.

For the first quarter of 2019, our comparable store restaurant sales increase consisted of a 3.0% average check increase (including a 2.0% average menu price increase) partially offset by a 1.6% guest traffic decline as compared to the prior year first quarter. For the first quarter of 2019, our comparable store retail sales increase resulted primarily from strong performance in the apparel and accessories, toys and the bed and bath merchandise categories as compared to the prior year first quarter.

Restaurant and retail sales from newly opened stores accounted for the remainder of the total revenue increase in the first quarter of 2019 as compared to the first quarter of 2018.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the first quarter of 2019 as compared to the first quarter of 2018:

	Quarter Ended
	November 2, 2018	October 27, 2017
Cost of Goods Sold in dollars:
Restaurant	$149,188	$143,850
Retail	73,105	66,899
Total Cost of Goods Sold	$222,293	$210,749
Cost of Goods Sold by percentage of revenue:
Restaurant	25.2%	24.9%
Retail	51.3%	50.6%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first quarter of 2019 as compared to the prior year first quarter was the result of commodity inflation partially offset by our menu price increase referenced above, a shift to lower cost menu items and lower food waste.  Commodity inflation was 4.3% in the first quarter of 2019.  Lower cost menu items and lower food waste accounted for decreases of 0.2% and 0.1%, respectively, in restaurant cost of goods sold as a percentage of restaurant revenue for the first quarter of 2019 as compared to the prior year first quarter.

We presently expect the rate of commodity inflation to be approximately 2.0% in 2019 as compared to 2018.

Index
The increase in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2019 as compared to the prior year first quarter resulted primarily from lower initial margin, higher markdowns and higher inventory shrinkage partially offset by the change in the provision for obsolete inventory.

First Quarter Increase (Decrease) as a Percentage of Retail Revenue
Lower initial margin	0.7%
Markdowns	0.1%
Inventory shrinkage	0.1%
Provision for obsolete inventory	(0.3%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue increased to 35.2% in the first quarter of 2019 as compared to 34.9% in the first quarter of 2018.   This percentage change resulted primarily from the following:

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.1%
Preopening labor	0.1%
Store bonus expense	0.1%
Employee health care expenses	(0.1%)

The increase in store hourly labor costs as a percentage of total revenue for the first quarter of 2019 as compared to the first quarter of 2018 resulted primarily from wage inflation exceeding menu price increases.

The increase in preopening labor as a percentage of total revenue for the first quarter of 2019 as compared to the prior year first quarter resulted primarily from the timing of new store openings.

The increase in store bonus expense as a percentage of total revenue for the first quarter of 2019 as compared to the first quarter of 2018 resulted from better performance against financial objectives in the first quarter of 2019 and as compared to the first quarter of 2018.

Lower employee health care expenses as a percentage of total revenue for the first quarter of 2019 as compared to the first quarter of 2018 resulted primarily from lower claims activity.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

Other store operating expenses as a percentage of total revenue increased to 20.8% in the first quarter of 2019 as compared to 20.2% in the first quarter of 2018.  This percentage change resulted primarily from the following:

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Depreciation expense	0.3%
Loss on disposition of property and equipment	0.2%
Advertising expense	0.1%
Maintenance expense	(0.2%)

Index
The increase in depreciation expense as a percentage of total revenue for the first quarter of 2019 as compared to the first quarter of 2018 resulted from higher capital expenditures in the first quarter of 2019 as compared to the first quarter of 2018.

The increase in loss on disposition of property and equipment as a percentage of total revenue for the first quarter of 2019 as compared to the first quarter of 2018 resulted from higher disposals of assets related primarily to discontinued projects and a reduction in the carrying value for a previously closed store.

The increase in advertising expense as a percentage of total revenue for the first quarter of 2019 as compared to the first quarter of 2018 resulted from higher spending on national television advertising.

The decrease in maintenance expense as a percentage of total revenue for the first quarter of 2019 as compared to the first quarter of 2018 resulted primarily from the non-recurrence of expenses incurred in the prior year related to strategic initiatives.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue remained relatively constant at 5.3% in the first quarter of 2019 as compared to 5.2% in the first quarter of 2018.

Interest Expense

Interest expense for the first quarter of 2019 was $4,349 as compared to $3,618 in the first quarter of 2018. The increase resulted primarily from higher weighted average interest rates.  Additionally, as part of our debt refinancing in the first quarter of 2019, we incurred additional interest expense of $166 related to the write-off of deferred financing costs.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 17.7% and 31.0% in the first quarters of 2019 and 2018, respectively. The reduction in the effective tax rate from the first quarter of 2018 to the first quarter of 2019 reflects the impact of P.L. 115-97, the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government.  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.

While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the Tax Act may differ from these estimates, due to, among other things, additional guidance that may be issued by the Internal Revenue Service, expected state tax responses to either follow or reject the federal changes, and changes in our interpretations and assumptions.  We continue to gather additional information to determine the final impact which we expect to complete in the second quarter of 2019.  We presently expect our effective tax rate for 2019 to be approximately 17%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at August 3, 2018, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first three months of 2019.

We believe that cash on hand at November 2, 2018, along with cash generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $59,627 for the first three months of 2019, representing an increase from the $38,277 net cash provided during the first three months of 2018.  This increase primarily reflected lower usage of cash to build retail inventory and lower bonus payments made in 2019 as a result of the prior year’s performance.

Index
Borrowing Capacity and Debt Covenants

On September 5, 2018, we entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”) which replaced our $750,000 revolving credit facility of which $400,000 in borrowings was outstanding.  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.  In the first quarter of 2019, we paid $3,022 in deferred financing costs related to the debt refinancing.

At November 2, 2018, we had $400,000 of outstanding borrowings under the 2019 Revolving Credit Facility and we had $8,955 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the 2019 Revolving Credit Facility. At November 2, 2018, we had $541,045 in borrowing availability under our 2019 Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $36,746 for the first three months of 2019 as compared to $30,527 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures from the first three months of 2018 to the first three months of 2019 resulted primarily from capital expenditures for strategic initiatives and the timing of new store openings as compared to the prior year.  We estimate that our capital expenditures during 2019 will be approximately $160,000 to $170,000.  This estimate includes the acquisition of sites and construction costs of eight new Cracker Barrel stores that we have opened or expect to open during 2019, as well as for acquisition and construction costs for store locations to be opened in 2020.  We also expect to increase capital expenditures for equipment, technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our 2019 Revolving Credit Facility, as necessary.

Dividends, Share Repurchases and Share-Based Compensation Awards

The 2019 Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  Under the 2019 Revolving Credit Facility, provided there is no default existing and the total of our availability under the 2019 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “cash availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if, at the time the dividend or the repurchase is made, our consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends cash availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

During the first three months of 2019, we paid a regular dividend of $1.25 per share and declared a dividend of $1.25 per share that was paid on November 5, 2018 to shareholders of record on October 19, 2018.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2019.  We did not repurchase any shares of our common stock during the first quarter of 2019.

During the first three months of 2019, we issued 22,825 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $2,016.

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

We had negative working capital of $50,570 at November 2, 2018 versus negative working capital of $57,867 at August 3, 2018.  The change in working capital from August 3, 2018 to November 2, 2018 primarily resulted from higher retail inventories which reflect our normal seasonal build of retail inventory to support our expected holiday sales, higher restaurant inventory in order to support our seasonal promotions and lower incentive compensation accruals resulting from the payment of annual bonuses and long-term incentive bonuses partially offset by the timing of payments for accounts payable and income taxes as well as the decrease in cash resulting from the payment of dividends and capital spending.

Off-Balance Sheet Arrangements

Other than various operating leases, we have no other material off-balance sheet arrangements.  Refer to the sub-section entitled “Off-Balance Sheet Arrangements” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2018 Form 10-K for additional information regarding our operating leases.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2018.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2018 Form 10-K for additional information regarding our material commitments.

Recent Accounting Pronouncements Adopted and Not Adopted

See Note 1 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  The adopted accounting guidance discussed in Note 1 did not have a significant impact on our consolidated financial position or results of operations.  Regarding the accounting guidance not yet adopted, we either do not expect the accounting guidance will have a significant impact on the Company’s financial position or results of operations or we are still evaluating the impact of adopting the accounting guidance.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2018 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

We have not made any material changes in our methodology for assessing impairments during the first three months of 2019, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Index
Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first three months of 2019 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgment regarding inventory aging and future promotional activities.  Retail inventory also includes an estimate of shrinkage that is adjusted upon physical inventory counts.  Annual physical inventory counts are conducted throughout the third quarter based upon a cyclical inventory schedule.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a two-year average of the physical inventories’ results on a store-by-store basis.

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first three months of 2019 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2018 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since August 3, 2018.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of November 2, 2018, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended November 2, 2018 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2018 Form 10-K.

Index
ITEM 6.	Exhibits

INDEX TO EXHIBITS

Exhibit

3.1
Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 001-25225)

3.2
Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012 (Commission File No. 001-25225)

10.1
Credit Agreement, dated as of September 5, 2018, among Cracker Barrel Old Country Store, Inc., the subsidiary guarantors named therein, the several banks and other financial institutions and lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2018)

10.2	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2019 Annual Bonus Plan† (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K filed on September 28, 2018)

10.3
Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2019 Long-Term Incentive Program† (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed on September 28, 2018)

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: November 30, 2018	By:	/s/Jill M. Golder
Jill M. Golder, Senior Vice President and Chief Financial Officer

Date: November 30, 2018	By:	/s/Jeffrey M. Wilson
Jeffrey M. Wilson, Vice President, Corporate Controller and Principal Accounting Officer