Form 10-Q
period 2019-02-01
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2019-02-26
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 1, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_________ to__________

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

24,041,374 Shares of Common Stock
Outstanding as of February 19, 2019

CRACKER BARREL OLD COUNTRY STORE, INC.

FORM 10-Q

For the Quarter Ended February 1, 2019

Index
PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	February 1, 2019	August 3, 2018*
Current Assets:
Cash and cash equivalents	$169,564	$114,656
Accounts receivable	16,977	19,496
Inventories	151,402	156,253
Prepaid expenses and other current assets	21,200	16,347
Total current assets	359,143	306,752
Property and equipment	2,266,061	2,212,601
Less: Accumulated depreciation and amortization of capital leases	1,103,875	1,063,466
Property and equipment – net	1,162,186	1,149,135
Other assets	66,474	71,468
Total assets	$1,587,803	$1,527,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$117,885	$122,332
Deferred revenue	104,365	76,292
Accrued interest expense	3,698	49
Other current liabilities	154,182	165,946
Total current liabilities	380,130	364,619

Long-term debt	400,000	400,000
Other long-term obligations	127,719	128,794
Deferred income taxes	51,336	52,161

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 24,041,374 shares issued and outstanding at February 1, 2019, and 24,011,550 shares issued and outstanding at August 3, 2018	240	240
Additional paid-in capital	46,125	44,049
Accumulated other comprehensive income	1,939	4,685
Retained earnings	580,314	532,807
Total shareholders’ equity	628,618	581,781
Total liabilities and shareholders’ equity	$1,587,803	$1,527,355

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 3, 2018, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2018.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	February 1, 2019	January 26, 2018	February 1, 2019	January 26, 2018

Total revenue	$811,707	$787,771	$1,545,250	$1,498,139

Cost of goods sold (exclusive of depreciation and rent)	265,179	260,952	487,472	471,701
Labor and other related expenses	276,774	263,726	534,933	511,794
Other store operating expenses	156,819	150,407	309,297	294,227
Store operating income	112,935	112,686	213,548	220,417
General and administrative expenses	36,224	36,012	75,159	72,905
Operating income	76,711	76,674	138,389	147,512
Interest expense	4,177	3,680	8,526	7,298
Income before income taxes	72,534	72,994	129,863	140,214
Provision for income taxes	11,779	(18,145)	21,901	2,695
Net income	$60,755	$91,139	$107,962	$137,519

Net income per share:
Basic	$2.53	$3.80	$4.49	$5.73
Diluted	$2.52	$3.79	$4.48	$5.71

Weighted average shares:
Basic	24,040,374	24,001,493	24,031,480	24,018,347
Diluted	24,093,725	24,056,533	24,083,723	24,080,860

Dividends declared per share	$1.25	$1.20	$2.50	$2.40

Dividends paid per share	$1.25	$1.20	$2.50	$2.40

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	February 1, 2019	January 26, 2018	February 1, 2019	January 26, 2018

Net income	$60,755	$91,139	$107,962	$137,519

Other comprehensive (loss) income before income tax (benefit) expense:
Change in fair value of interest rate swaps	(5,371)	5,394	(3,672)	8,449
Income tax (benefit) expense	(1,332)	1,855	(926)	3,023
Other comprehensive (loss) income, net of tax	(4,039)	3,539	(2,746)	5,426
Comprehensive income	$56,716	$94,678	$105,216	$142,945

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balances at August 3, 2018	24,011,550	$240	$44,049	$4,685	$532,807	$581,781
Comprehensive Income:
Net income	--	--	--	--	47,207	47,207
Other comprehensive income (loss), net of tax	--	--	--	1,293	--	1,293
Total comprehensive income (loss)	--	--	--	1,293	47,207	48,500
Cash dividends declared - $1.25 per share	--	--	--	--	(30,176)	(30,176)
Share-based compensation	--	--	2,089	--	--	2,089
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,825	--	(2,016)	--	--	(2,016)
Balances at November 2, 2018	24,034,375	$240	$44,122	$5,978	$549,838	$600,178
Comprehensive Income:
Net income	--	--	--	--	60,755	60,755
Other comprehensive income (loss), net of tax	--	--	--	(4,039)	--	(4,039)
Total comprehensive income (loss)	--	--	--	(4,039)	60,755	56,716
Cash dividends declared - $1.25 per share	--	--	--	--	(30,279)	(30,279)
Share-based compensation	--	--	2,044	--	--	2,044
Issuance of share-based compensation awards, net of shares withheld for employee taxes	6,999	--	(41)	--	--	(41)
Balances at February 1, 2019	24,041,374	$240	$46,125	$1,939	$580,314	$628,618

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	February 1, 2019	January 26, 2018

Cash flows from operating activities:
Net income	$107,962	$137,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,056	44,344
Loss on disposition of property and equipment	5,760	3,029
Share-based compensation	4,133	4,321
Changes in assets and liabilities:
Inventories	4,851	(3,216)
Other current assets	(2,334)	(6,359)
Accounts payable	(4,447)	(11,893)
Other current liabilities	20,641	2,654
Other long-term assets and liabilities	3,241	(21,894)
Net cash provided by operating activities	190,863	148,505

Cash flows from investing activities:
Purchase of property and equipment	(70,286)	(63,728)
Proceeds from insurance recoveries of property and equipment	457	275
Proceeds from sale of property and equipment	91	340
Net cash used in investing activities	(69,738)	(63,113)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,000	--
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(2,057)	(3,360)
Principal payments under long-term debt	(400,000)	--
Purchases and retirement of common stock	--	(14,772)
Deferred financing costs	(3,022)	--
Dividends on common stock	(61,138)	(59,453)
Net cash used in financing activities	(66,217)	(77,585)

Net increase in cash and cash equivalents	54,908	7,807
Cash and cash equivalents, beginning of period	114,656	161,001
Cash and cash equivalents, end of period	$169,564	$168,808

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,217	$6,780
Income taxes	$20,201	$22,889

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$7,548	$2,737
Change in fair value of interest rate swaps	$(3,672)	$8,449
Change in deferred tax asset for interest rate swaps	$926	$(3,023)
Dividends declared but not yet paid	$31,093	$29,853

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

The condensed consolidated balance sheets at February 1, 2019 and August 3, 2018, the related condensed consolidated statement of changes in shareholders’ equity at February 1, 2019 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended February 1, 2019 and January 26, 2018, respectively, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Index
2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at February 1, 2019 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$95,446	$--	$--	$95,446
Interest rate swap asset (see Note 5)	--	1,824	--	1,824
Total	$95,446	$1,824	$--	$97,270
Deferred compensation plan assets**				29,554
Total assets at fair value				$126,824

Interest rate swap liability (see Note 5)	$--	$513	$--	$513
Total	$--	$513	$--	$513

The Company’s assets measured at fair value on a recurring basis at August 3, 2018 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$38,446	$--	$--	$38,446
Interest rate swap asset (see Note 5)	--	6,255	--	6,255
Total	$38,446	$6,255	$--	$44,701
Deferred compensation plan assets**				32,669
Total assets at fair value				$77,370

Interest rate swap liability (see Note 5)	$--	$--	$--	$--
Total	$--	$--	$--	$--

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at February 1, 2019 and August 3, 2018.

3.	Inventories

Inventories were comprised of the following at:

	February 1, 2019	August 3, 2018
Retail	$111,140	$117,606
Restaurant	21,758	20,659
Supplies	18,504	17,988
Total	$151,402	$156,253

Index
4.	Debt

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

At both February 1, 2019 and August 3, 2018, the Company had $400,000 of outstanding borrowings under its credit facility.  At February 1, 2019, the Company had $8,955 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 12 for more information on the Company’s standby letters of credit).  At February 1, 2019, the Company had $541,045 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  As of February 1, 2019, the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.73% (see Note 5 for information on the Company’s interest rate swaps).

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At February 1, 2019, the Company was in compliance with all financial covenants.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at February 1, 2019 was 1.25%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

Index
A summary of the Company’s interest rate swaps at February 1, 2019 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
June 18, 2014	May 3, 2015	4	$160,000	2.51%
June 24, 2014	May 3, 2015	4	120,000	2.51%
July 1, 2014	May 5, 2015	4	120,000	2.43%
January 30, 2015	May 3, 2019	2	60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%
January 16, 2019	May 3, 2019	3	115,000	2.63%
January 16, 2019	May 3, 2019	2	115,000	2.68%

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

The estimated fair values of the Company’s derivative instruments as of February 1, 2019 and August 3, 2018 were as follows:

(See Note 2)	Balance Sheet Location	February 1, 2019	August 3, 2018
Interest rate swaps	Prepaid expenses and other current assets	$248	$169
Interest rate swaps	Other assets	1,576	6,086
Total assets		$1,824	$6,255

Interest rate swaps	Other long-term obligations	$513	$--
Total liabilities		$513	$--

*These interest rate swap assets and liabilities are recorded at gross at both February 1, 2019 and August 3, 2018 since there were no offsetting assets and liabilities under the Company’s master netting agreements.

The estimated fair value of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at February 1, 2019 and August 3, 2018 resulted in reductions of $38 and $213, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities are recorded in accumulated other comprehensive income (“AOCI”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of February 1, 2019, the estimated pre-tax portion of AOCI that is expected to be reclassified into earnings over the next twelve months is $773.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCI for the six months ended February 1, 2019 and the year ended August 3, 2018:

	Amount of (Loss) Income Recognized in AOCI on Derivatives (Effective Portion)
	Six Months Ended February 1, 2019	Year Ended August 3, 2018
Cash flow hedges:
Interest rate swaps	$(3,672)	$13,103

Index
The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and six-month periods ended February 1, 2019 and January 26, 2018:

	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		February 1, 2019	January 26, 2018	February 1, 2019	January 26, 2018
Cash flow hedges:
Interest rate swaps	Interest expense	$141	$923	$141	$1,987

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the six-month periods ended February 1, 2019 and January 26, 2018.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps for the six months ended February 1, 2019 (see Notes 2 and 5):

Changes in AOCI
AOCI balance at August 3, 2018	$4,685
Other comprehensive loss before reclassifications	(2,640)
Amounts reclassified from AOCI	(106)
Other comprehensive loss, net of tax	(2,746)
AOCI balance at February 1, 2019	$1,939

The following table summarizes the amounts reclassified out of AOCI related to the Company’s interest rate swaps for the quarter and six months ended February 1, 2019:

	Amount Reclassified from AOCIL		Affected Line Item in the Condensed Consolidated Financial Statements
	Quarter Ended	Six Months Ended
Loss on cash flow hedges:
Interest rate swaps	$(141)	$(141)	Interest expense
Tax benefit	35	35	Provision for income taxes
	$(106)	$(106)	Net of tax

6.	Seasonality

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	February 1, 2019	January 26, 2018	February 1, 2019	January 26, 2018
Revenue:
Restaurant	$631,175	$603,198	$1,222,153	$1,181,435
Retail	180,532	184,573	323,097	316,704
Total revenue	$811,707	$787,771	$1,545,250	$1,498,139

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

Gift Card Breakage

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company's stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.   Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company's Condensed Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and six months ended February 1, 2019, respectively, gift card breakage was $2,451 and $3,656.  For the quarter and six months ended January 26, 2018, respectively, gift card breakage was $2,447 and $3,753.

Deferred revenue related to the Company’s gift cards was $104,350 and $76,199, respectively, at February 1, 2019 and August 3, 2018.  Revenue recognized in the Condensed Consolidated Statements of Income for the six months ended February 1, 2019 and January 26, 2018, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $52,696 and $49,179.

Index
9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	February 1, 2019	January 26, 2018	February 1, 2019	January 26, 2018
Nonvested stock awards	$2,044	$2,127	$4,133	$3,919
Performance-based market stock units (“MSU Grants”)	--	159	--	402
	$2,044	$2,286	$4,133	$4,321

10.	Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  The Company used a rate of 21% in fiscal 2019 to record federal corporate income taxes, and, in accordance with Section 15 of the Internal Revenue Code, a blended rate of 26.9% for fiscal 2018, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date of the Tax Act.

The SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on accounting for tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting guidance under FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the company must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. Consequently, the Company recorded a provisional tax benefit for the re-measurement of deferred tax liabilities of $27,032 and $2,500 for long-term and short-term deferred tax liabilities, respectively, in the second quarter of 2018.  The Company has finalized its calculation of the re-measurement of deferred tax liabilities; the completion of the Company’s analysis resulted in no impact to Company’s consolidated financial statements.

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

Index
The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	February 1, 2019	January 26, 2018	February 1, 2019	January 26, 2018
Net income per share numerator	$60,755	$91,139	$107,962	$137,519

Net income per share denominator:
Weighted average shares	24,040,374	24,001,493	24,031,480	24,018,347
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	53,351	55,040	52,243	62,513
Diluted weighted average shares	24,093,725	24,056,533	24,083,723	24,080,860

12.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of February 1, 2019, the Company had $8,955 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit Facility (see Note 4).

At February 1, 2019, the Company is secondarily liable for lease payments associated with two properties occupied by a third party.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of February 1, 2019.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At February 1, 2019, we operated 657 Cracker Barrel stores in 45 states and seven Holler & Dash Biscuit HouseTM locations in five states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2018 (the “2018 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2018 Form 10-K, which is incorporated herein by this reference, as well as the factors described under “Critical Accounting Estimates” on pages 25-27 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

•
Expanding the footprint in new and developing markets while replenishing our store opening pipeline.  We anticipate opening eight Cracker Barrel stores during 2019, of which five opened in the first six months of 2019; and

•	Extending the brand by optimizing long-term drivers, such as Holler & Dash Biscuit HouseTM, to further drive shareholder value.

We remain focused on the delivery of our 2019 priorities.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and six-month period ended February 1, 2019 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2019	2018	2019	2018
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	32.7	33.1	31.5	31.5
Labor and other related expenses	34.1	33.5	34.7	34.2
Other store operating expenses	19.3	19.1	20.0	19.6
Store operating income	13.9	14.3	13.8	14.7
General and administrative expenses	4.4	4.6	4.8	4.9
Operating income	9.5	9.7	9.0	9.8
Interest expense	0.6	0.4	0.6	0.4
Income before income taxes	8.9	9.3	8.4	9.4
Provision for income taxes	1.4	(2.3)	1.4	0.2
Net income	7.5%	11.6%	7.0%	9.2%

The following table sets forth the number of stores in operation at the beginning and end of the quarters and six-month periods ended February 1, 2019 and January 26, 2018:

	Quarter Ended		Six Months Ended
	February 1,	January 26,	February 1,	January 26,
	2019	2018	2019	2018
Open at beginning of the period	663	651	660	649
Opened during the period	2	3	5	5
Closed during the period	(1)	--	(1)	--
Open at end of the period	664	654	664	654

Total Revenue

Total revenue for the second quarter and first six months of 2019 increased 3.0% and 3.1%, respectively, compared to the same periods in the prior year.

Index
The following table highlights the key components of revenue for the quarter and six-month period ended February 1, 2019 as compared to the quarter and six-month period ended January 26, 2018:

	Quarter Ended		Six Months Ended
	February 1, 2019	January 26, 2018	February 1, 2019	January 26, 2018
Revenue in dollars:
Restaurant	$631,175	$603,198	$1,222,153	$1,181,435
Retail	180,532	184,573	323,097	316,704
Total revenue	$811,707	$787,771	$1,545,250	$1,498,139
Total revenue by percentage relationships:
Restaurant	77.8%	76.6%	79.1%	78.9%
Retail	22.2%	23.4%	20.9%	21.1%
Average unit volumes(1):
Restaurant	$950.4	$923.2	$1,843.9	$1,812.8
Retail	271.8	282.5	487.5	485.9
Total revenue	$1,222.2	$1,205.7	$2,331.4	$2,298.7
Comparable store sales increase (decrease):
Restaurant	3.8%	1.1%	2.7%	0.6%
Retail	(1.4%)	0.5%	1.1%	(1.2%)
Restaurant and retail	2.6%	1.0%	2.3%	0.2%
 (1)Average unit volumes include sales of all stores.

For the second quarter of 2019, our comparable store restaurant sales increase resulted from a 3.7% average check increase (including a 2.2% average menu price increase) and a 0.1% guest traffic increase as compared to the prior year second quarter. For the second quarter of 2019, our comparable store retail sales decrease resulted primarily from lower performance in the décor, licensed, bed and bath, and food merchandise categories partially offset by stronger performance in apparel, kitchen and dining, and media merchandise categories as compared to the prior year second quarter.  Restaurant sales from newly opened stores accounted for the remainder of the total revenue increase in the second quarter of 2019 as compared to the second quarter of 2018.

For the first six months of 2019, our comparable store restaurant sales increase resulted from a 3.4% average check increase (including a 2.1% average menu price increase) partially offset by a 0.7% guest traffic decline as compared to the prior year period. For the first six months of 2019, our comparable store retail sales increase resulted primarily from strong performance in the apparel and accessories and media merchandise categories partially offset by lower performance in décor and food merchandise categories as compared to the prior year period.  Restaurant and retail sales from newly opened stores accounted for the remainder of the total revenue increase in the first six months of 2019 as compared to the same period in the prior year.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the second quarter and first six months of 2019 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	February 1, 2019	January 26, 2018	February 1, 2019	January 26, 2018
Cost of Goods Sold in dollars:
Restaurant	$165,861	$157,213	$315,049	$301,063
Retail	99,318	103,739	172,423	170,638
Total Cost of Goods Sold	$265,179	$260,952	$487,472	$471,701
Cost of Goods Sold by percentage of revenue:
Restaurant	26.3%	26.1%	25.8%	25.5%
Retail	55.0%	56.2%	53.4%	53.9%

Index
The increases in restaurant cost of goods sold as a percentage of restaurant revenue in the second quarter and first six months of 2019 as compared to the same periods in the prior year were primarily the result of commodity inflation and a shift to higher cost menu items partially offset by our menu price increases referenced above and lower food waste.  Commodity inflation was 2.0% and 3.0%, respectively, in the second quarter and first six months of 2019.  Higher cost menu items accounted for increases of 0.3% and 0.2%, respectively, as a percentage of restaurant revenue for the second quarter and first six months of 2019 as compared to same periods in the prior year.  Lower food waste accounted for decreases of 0.2% and 0.1%, respectively, in restaurant cost of goods sold as a percentage of restaurant revenue for the second quarter and first six months of 2019 as compared to the same periods in the prior year.

We presently expect the rate of commodity inflation to be approximately 2.0% in 2019 as compared to 2018.

The decrease in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2019 as compared to the prior year second quarter resulted from lower markdowns and the change in the provision for obsolete inventory partially offset by lower initial margin, higher freight costs and higher inventory shrinkage.

Second Quarter (Decrease) Increase as a Percentage of Retail Revenue
Markdowns	(1.9%)
Provision for obsolete inventory	(0.5%)
Lower initial margin	1.0%
Freight	0.1%
Inventory shrinkage	0.1%

The decrease in retail cost of goods sold as a percentage of retail revenue in the first six months of 2019 as compared to the same period in the prior year resulted from the lower markdowns and the change in the provision for obsolete inventory partially offset by lower initial margin, higher inventory shrinkage and higher freight costs.

First Six Months (Decrease) Increase as a Percentage of Retail Revenue
Markdowns	(1.1%)
Provision for obsolete inventory	(0.4%)
Lower initial margin	0.8%
Inventory shrinkage	0.1%
Freight	0.1%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue increased to 34.1% in the second quarter of 2019 as compared to 33.5% in the second quarter of 2018.   This percentage change resulted from the following:

Second Quarter Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.5%
Miscellaneous wages	0.2%
Store bonus expense	0.1%
Store management compensation	0.1%
Employee health care expenses	(0.3%)

Index
Labor and related expenses as a percentage of total revenue increased to 34.7% in the first six months of 2019 as compared to 34.2% in the same period in the prior year.   This percentage change resulted primarily from the following:

First Six Months Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.4%
Store bonus expense	0.1%
Miscellaneous wages	0.1%
Employee health care expenses	(0.2%)

The increases in store hourly labor costs as a percentage of total revenue for the second quarter and first six months of 2019 as compared to the same periods in the prior year resulted primarily from wage inflation exceeding menu price increases.

The increases in miscellaneous wages as a percentage of total revenue for the second quarter and first six months of 2019 as compared to the same periods in the prior year resulted primarily from costs associated with our off-premise business, costs associated with a store closure and higher training costs.

The increases in store bonus expense as a percentage of total revenue for the second quarter and first six months of 2019 as compared to the same periods in the prior year resulted from better performance against financial objectives in the second quarter and first six months of 2019 and as compared to the same periods in the prior year.

The increase in store management compensation as a percentage of total revenue for the second quarter of 2019 as compared to the second quarter of 2018 resulted primarily from higher staffing levels.

Lower employee health care expenses as a percentage of total revenue for the second quarter and first six months of 2019 as compared to the same periods in the prior year resulted primarily from lower claims activity.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

Other store operating expenses as a percentage of total revenue increased to 19.3% in the second quarter of 2019 as compared to 19.1% in the second quarter of 2018.  This percentage change resulted primarily from the following:

Second Quarter Increase (Decrease) as a Percentage of Total Revenue
Depreciation expense	0.3%
Supplies	0.3%
Other store expenses	0.2%
Loss on disposition of property and equipment	0.1%
Advertising expense	(0.8%)

Index
Other store operating expenses as a percentage of total revenue increased to 20.0% in the first six months of 2019 as compared to 19.6% in the second quarter of 2018.  This percentage change resulted primarily from the following:

First Six Months Increase (Decrease) as a Percentage of Total Revenue
Depreciation expense	0.4%
Loss on disposition of property and equipment	0.2%
Supplies	0.2%
Advertising expense	(0.4%)
Maintenance expense	(0.1%)

The increases in depreciation expense as a percentage of total revenue for the second quarter and first six months of 2019 as compared to the same periods in the prior year resulted from higher capital expenditures.

The increase in other store expenses as a percentage of total revenue for the second quarter of 2019 as compared to the same period in the prior year resulted from costs associated with improving the employee experience and growth in our off-premise business.

The increase in loss on disposition of property and equipment as a percentage of total revenue for the second quarter of 2019 as compared to the second quarter of 2018 resulted primarily from costs associated with a store closure.  The increase in loss on disposition of property and equipment as a percentage of total revenue for the first six months of 2019 as compared to the same period in the prior year primarily resulted from costs associated with store closure, higher disposals of assets related primarily to discontinued projects and a reduction in the carrying value for a previously closed store.

The increases in supplies expense for the second quarter and first six months of 2019 as compared to the same periods in the prior year resulted primarily from costs associated with growth in our off-premise business.

The decreases in advertising expense as a percentage of total revenue for the second quarter and first six months of 2019 as compared to the same periods in the prior year resulted primarily from lower expenses for media spending.

The decrease in maintenance expense as a percentage of total revenue for the first six months of 2019 as compared to the same period in the prior year is due to non-recurring expenses incurred in the prior year related to strategic initiatives.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue remained relatively constant at 4.4% in the second quarter of 2019 as compared to 4.6% in the second quarter of 2018. General and administrative expenses as a percentage of total revenue remained relatively constant at 4.8% in the first six months of 2019 as compared to 4.9% in the same period in the prior year.

Interest Expense

Interest expense for the second quarter of 2019 was $4,177 as compared to $3,680 in the second quarter of 2018. Interest expense for the first six months of 2019 was $8,526 as compared to $7,298 in the second quarter of 2018. Both increases resulted primarily from higher weighted average interest rates.  Additionally, as part of our debt refinancing in the first quarter of 2019, we incurred additional interest expense of $166 related to the write-off of deferred financing costs.

Index
Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 16.2% and (24.9%) in the second quarters of 2019 and 2018, respectively. The effective tax rate was 16.9% and 1.9% in the first six months of 2019 and 2018, respectively.  The increases in the effective tax rate from the second quarter and first six months of 2018 to the second quarter and first six months of 2019 reflects the impact of P.L. 115-97, the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government.  The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Consequently, we recorded a provisional tax benefit for the re-measurement of deferred tax liabilities of $27,032 and $2,500 for long-term and short-term deferred tax liabilities, respectively, in the second quarter of 2018.  We have finalized our calculation of the re-measurement of deferred tax liabilities; the completion of our analysis resulted in no impact to our consolidated financial statements.

We presently expect our effective tax rate for 2019 to be approximately 17%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at August 3, 2018, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first six months of 2019.

We believe that cash on hand at February 1, 2019, along with cash generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $190,863 for the first six months of 2019, representing an increase from the $148,505 net cash provided during the first six months of 2018.  This increase primarily reflected lower bonus payments made in 2019 as compared to 2018, lower retail inventory, the timing of payments for accounts payments, an increase in cash received from sales of third party gift cards, lower advertising spending and the timing of interest payments.

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

At February 1, 2019, we had $400,000 of outstanding borrowings under the 2019 Revolving Credit Facility and we had $8,955 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the 2019 Revolving Credit Facility. At February 1, 2019, we had $541,045 in borrowing availability under our 2019 Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Index
Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $69,829 for the first six months of 2019 as compared to $63,453 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures from the first six months of 2018 to the first six months of 2019 resulted primarily from capital expenditures for strategic initiatives partially offset by the timing of capital expenditures for new store openings as compared to the prior year.  We estimate that our capital expenditures during 2019 will be approximately $150,000.  This estimate includes the acquisition of sites and construction costs of eight new Cracker Barrel stores that we have opened or expect to open during 2019, as well as for acquisition and construction costs for store locations to be opened in 2020.  We also expect to increase capital expenditures for equipment, technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our 2019 Revolving Credit Facility, as necessary.

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

During the first six months of 2019, we paid a regular dividend of $2.50 per share and declared a dividend of $1.25 per share that was paid on February 5, 2019 to shareholders of record on January 18, 2019.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2019.  We did not repurchase any shares of our common stock during the first six months of 2019.

During the first six months of 2019, we issued 29,824 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $2,057.

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

We had negative working capital of $20,987 at February 1, 2019 versus negative working capital of $57,867 at August 3, 2018.  The change in working capital from August 3, 2018 to February 1, 2019 primarily resulted from the increase in cash and the timing of payments for certain taxes partially offset by the increase in sales of our gift cards during the holiday shopping season.

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2019, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first six months of 2019 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2019 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A of the 2018 Form 10-K is incorporated in this item of this Quarterly Report on Form 10-Q by this reference. There have been no material changes in our quantitative and qualitative market risks since August 3, 2018.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of February 1, 2019, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended February 1, 2019 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 26, 2019	By:	/s/Jill M. Golder
Jill M. Golder, Senior Vice President and Chief Financial Officer

Date: February 26, 2019	By:	/s/Jeffrey M. Wilson
Jeffrey M. Wilson, Vice President, Corporate Controller and Principal Accounting Officer