Form 10-Q
period 2019-05-03
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2019-06-04
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 3, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from___________ to ___________

Commission file number: 001‑25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62‑0812904 (I.R.S. Employer Identification Number)

305 Hartmann Drive Lebanon, Tennessee (Address of principal executive offices)	37087-4779 (Zip code)

Registrant's telephone number, including area code: (615) 444-5533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (Par Value $0.01) Rights to Purchase Series A Junior Participating Preferred Stock (Par Value $0.01)	CBRL	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

24,044,402 Shares of Common Stock
Outstanding as of May 28, 2019

CRACKER BARREL OLD COUNTRY STORE, INC.

Index
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	May 3, 2019	August 3, 2018*
Current Assets:
Cash and cash equivalents	$167,585	$114,656
Accounts receivable	22,190	19,496
Inventories	152,582	156,253
Prepaid expenses and other current assets	18,811	16,347
Total current assets	361,168	306,752
Property and equipment	2,291,149	2,212,601
Less: Accumulated depreciation and amortization of capital leases	1,124,724	1,063,466
Property and equipment – net	1,166,425	1,149,135
Other assets	67,477	71,468
Total assets	$1,595,070	$1,527,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$115,317	$122,332
Other current liabilities	248,439	242,287
Total current liabilities	363,756	364,619

Long-term debt	400,000	400,000
Long-term interest rate swap liability	1,684	--
Other long-term obligations	131,130	128,794
Deferred income taxes	50,477	52,161

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	--	--
Common stock – 400,000,000 shares of $.01 par value authorized; 24,044,402 shares issued and outstanding at May 3, 2019, and 24,011,550 shares issued and outstanding at August 3, 2018	241	240
Additional paid-in capital	47,500	44,049
Accumulated other comprehensive income (loss)	(281)	4,685
Retained earnings	600,563	532,807
Total shareholders’ equity	648,023	581,781
Total liabilities and shareholders’ equity	$1,595,070	$1,527,355

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 3, 2018, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2018.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018

Total revenue	$739,603	$721,413	$2,284,853	$2,219,552

Cost of goods sold (exclusive of depreciation and rent)	217,073	217,719	704,545	689,420
Labor and other related expenses	267,641	257,360	802,574	769,154
Other store operating expenses	152,679	147,616	461,976	441,843
Store operating income	102,210	98,718	315,758	319,135
General and administrative expenses	37,125	35,409	112,284	108,314
Operating income	65,085	63,309	203,474	210,821
Interest expense	4,111	3,594	12,637	10,892
Income before income taxes	60,974	59,715	190,837	199,929
Provision for income taxes	10,560	10,968	32,461	13,663
Net income	$50,414	$48,747	$158,376	$186,266

Net income per share:
Basic	$2.10	$2.03	$6.59	$7.76
Diluted	$2.09	$2.03	$6.57	$7.74

Weighted average shares:
Basic	24,041,673	24,003,611	24,034,878	24,013,435
Diluted	24,104,432	24,065,783	24,090,626	24,075,834

Dividends declared per share	$1.25	$1.20	$3.75	$3.60

Dividends paid per share	$1.25	$1.20	$3.75	$3.60

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018

Net income	$50,414	$48,747	$158,376	$186,266

Other comprehensive (loss) income before income tax (benefit) expense:
Change in fair value of interest rate swaps	(2,957)	4,330	(6,629)	12,779
Income tax (benefit) expense	(737)	1,076	(1,663)	4,099
Other comprehensive (loss) income, net of tax	(2,220)	3,254	(4,966)	8,680
Comprehensive income	$48,194	$52,001	$153,410	$194,946

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at January 26, 2018	24,003,611	$240	$41,849	$1,197	$572,339	$615,625
Comprehensive Income:
Net income	--	--	--	--	48,747	48,747
Other comprehensive income (loss), net of tax	--	--	--	3,254	--	3,254
Total comprehensive income (loss)	--	--	--	3,254	48,747	52,001
Cash dividends declared - $1.20 per share	--	--	--	--	(28,987)	(28,987)
Share-based compensation	--	--	1,742	--	--	1,742
Issuance of share-based compensation awards, net of shares withheld for employee taxes	--	--	--	--	--	--
Purchases and retirement of common stock	--	--	--	--	--	--
Balances at April 27, 2018	24,003,611	$240	$43,591	$4,451	$592,099	$640,381

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at July 28, 2017	24,055,682	$241	$55,659	$(4,229)	$492,836	$544,507
Comprehensive Income:
Net income	--	--	--	--	186,266	186,266
Other comprehensive income (loss), net of tax	--	--	--	8,680	--	8,680
Total comprehensive income (loss)	--	--	--	8,680	186,266	194,946
Cash dividends declared - $3.60 per share	--	--	--	--	(87,003)	(87,003)
Share-based compensation	--	--	6,063	--	--	6,063
Issuance of share-based compensation awards, net of shares withheld for employee taxes	47,929	--	(3,360)	--	--	(3,360)
Purchases and retirement of common stock	(100,000)	(1)	(14,771)	--	--	(14,772)
Balances at April 27, 2018	24,003,611	$240	$43,591	$4,451	$592,099	$640,381

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at February 1, 2019	24,041,374	$240	$46,125	$1,939	$580,314	$628,618
Comprehensive Income:
Net income	--	--	--	--	50,414	50,414
Other comprehensive income (loss), net of tax	--	--	--	(2,220)	--	(2,220)
Total comprehensive income (loss)	--	--	--	(2,220)	50,414	48,194
Cash dividends declared - $1.25 per share	--	--	--	--	(30,165)	(30,165)
Share-based compensation	--	--	1,539	--	--	1,539
Issuance of share-based compensation awards, net of shares withheld for employee taxes	3,028	1	(164)	--	--	(163)
Purchases and retirement of common stock	--	--	--	--	--	--
Balances at May 3, 2019	24,044,402	$241	$47,500	$(281)	$600,563	$648,023

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at August 3, 2018	24,011,550	$240	$44,049	$4,685	$532,807	$581,781
Comprehensive Income:
Net income	--	--	--	--	158,376	158,376
Other comprehensive income (loss), net of tax	--	--	--	(4,966)	--	(4,966)
Total comprehensive income (loss)	--	--	--	(4,966)	158,376	153,410
Cash dividends declared - $3.75 per share	--	--	--	--	(90,620)	(90,620)
Share-based compensation	--	--	5,672	--	--	5,672
Issuance of share-based compensation awards, net of shares withheld for employee taxes	32,852	1	(2,221)	--	--	(2,220)
Purchases and retirement of common stock	--	--	--	--	--	--
Balances at May 3, 2019	24,044,402	$241	$47,500	$(281)	$600,563	$648,023

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	May 3, 2019	April 27, 2018
Cash flows from operating activities:
Net income	$158,376	$186,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,499	68,297
Loss on disposition of property and equipment	7,522	4,757
Share-based compensation	5,672	6,063
Changes in assets and liabilities:
Inventories	3,671	(624)
Other current assets	(5,158)	(562)
Accounts payable	(7,015)	(13,693)
Other current liabilities	6,822	(9,269)
Other long-term assets and liabilities	4,197	(20,260)
Net cash provided by operating activities	252,586	220,975
Cash flows from investing activities:
Purchase of property and equipment	(103,862)	(101,985)
Proceeds from insurance recoveries of property and equipment	603	300
Proceeds from sale of property and equipment	134	393
Net cash used in investing activities	(103,125)	(101,292)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,000	--
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(2,220)	(3,360)
Principal payments under long-term debt	(400,000)	--
Purchases and retirement of common stock	--	(14,772)
Deferred financing costs	(3,022)	--
Dividends on common stock	(91,290)	(88,258)
Net cash used in financing activities	(96,532)	(106,390)

Net increase in cash and cash equivalents	52,929	13,293
Cash and cash equivalents, beginning of period	114,656	161,001
Cash and cash equivalents, end of period	$167,585	$174,294

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,881	$10,213
Income taxes	$31,129	$32,940

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$4,980	$6,291
Change in fair value of interest rate swaps	$(6,629)	$12,779
Change in deferred tax asset for interest rate swaps	$1,663	$(4,099)
Dividends declared but not yet paid	$31,106	$30,035

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

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) without audit.  In the opinion of management, all adjustments (consisting of normal and recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been made.  The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued accounting guidance which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  The accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years on a modified retrospective basis.  Early adoption is permitted.  The Company plans to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented.  This election allows for a cumulative effective adjustment to the opening balance of retained earnings in the period of adoption, and prior periods will not be restated.   The Company also plans to elect the transition package of practical expedients permitted under this guidance, which among other things, allows the carryforward of historical lease classifications.  The Company is still evaluating other practical expedients and policy elections.  The Company is implementing software to assist in the quantification of the impact on the Company’s consolidated financial position and results of operations related to the adoption of this accounting guidance in the first quarter of 2020.  The Company is also evaluating additional changes to its processes and internal controls to ensure compliance with the reporting and disclosure requirements of the accounting guidance.  The Company expects that the adoption of this accounting guidance will result in a material increase in lease-related assets and liabilities on the Company’s consolidated balance sheet.  The Company currently does not expect that the adoption of this accounting guidance will have a material impact on the Company’s consolidated statements of income and cash flows.

Accounting for Hedging Activities

In August 2017, the FASB issued accounting guidance which amends the recognition, presentation and disclosure requirements of hedge accounting in order to better portray the economics of entities’ risk management activities, increase transparency and understandability of hedging relationships and simplify the application of hedge accounting.  This accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted.  The recognition requirements for cash flow and net investment hedges existing at the date of adoption will be applied using a cumulative-effect adjustment to retained earnings.  The amended presentation and disclosure requirements will be applied on a prospective basis.  The Company currently does not expect that the adoption of this accounting guidance in the first quarter of 2020 will have a significant impact on the Company’s consolidated financial position or results of operations.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On December 22, 2017, the U.S. government enacted P.L. 115-97, the Tax Cuts and Jobs Act (the “Tax Act”).  In February 2018, the FASB issued accounting guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act.  This accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. If elected, this accounting guidance should be applied either in the period of adoption or retrospectively to each period in which the change in the U.S. federal corporate rate in the Tax Act is recognized.  Early application is permitted.  The Company currently does not expect to elect this reclassification option upon adoption of the accounting guidance in the first quarter of 2020.

Index
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

2.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at May 3, 2019 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$100,446	$--	$--	$100,446
Interest rate swap asset (see Note 5)	--	38	--	38
Total	$100,446	$38	$--	$100,484
Deferred compensation plan assets**				32,218
Total assets at fair value				$132,702

Interest rate swap liability (see Note 5)	$--	$1,684	$--	$1,684
Total liabilities at fair value	$--	$1,684	$--	$1,684

The Company’s assets and liabilities measured at fair value on a recurring basis at August 3, 2018 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$38,446	$--	$--	$38,446
Interest rate swap asset (see Note 5)	--	6,255	--	6,255
Total	$38,446	$6,255	$--	$44,701
Deferred compensation plan assets**				32,669
Total assets at fair value				$77,370

Interest rate swap liability (see Note 5)	$--	$--	$--	$--
Total liabilities at fair value	$--	$--	$--	$--

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at May 3, 2019 and August 3, 2018.

Index
3.	Inventories

Inventories were comprised of the following at:

	May 3, 2019	August 3, 2018
Retail	$112,390	$117,606
Restaurant	21,701	20,659
Supplies	18,491	17,988
Total	$152,582	$156,253

4.	Debt

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

At both May 3, 2019 and August 3, 2018, the Company had $400,000 of outstanding borrowings under its credit facility.  At May 3, 2019, the Company had $8,955 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 12 for more information on the Company’s standby letters of credit).  At May 3, 2019, the Company had $541,045 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  At May 3, 2019, $350,000 of the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.74% (see Note 5 for information on the Company’s interest rate swaps).  At May 3, 2019, the weighted average interest rate on the remaining $50,000 of the Company’s outstanding borrowings was 3.83%.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At May 3, 2019, the Company was in compliance with all financial covenants.

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

Index
For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at May 3, 2019 was 1.25%.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at May 3, 2019 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
January 30, 2015	May 3, 2019	2	$60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%
January 16, 2019	May 3, 2019	3	115,000	2.63%
January 16, 2019	May 3, 2019	2	115,000	2.68%

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

The estimated fair values of the Company’s derivative instruments as of May 3, 2019 and August 3, 2018 were as follows:

(See Note 2)	Balance Sheet Location	May 3, 2019	August 3, 2018
Interest rate swaps	Prepaid expenses and other current assets	$--	$169
Interest rate swaps	Other assets	38	6,086
Total assets		$38	$6,255

Interest rate swaps	Long-term interest rate swap liability	$1,684	$--
Total liabilities		$1,684	$--

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at May 3, 2019 and August 3, 2018:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 2)	May 3, 2019	August 3, 2018	May 3, 2019	August 3, 2018	May 3, 2019	August 3, 2018
Interest rate swaps	$295	$6,255	$(257)	$--	$38	$6,255

The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at May 3, 2019 and August 3, 2018:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 2)	May 3, 2019	August 3, 2018	May 3, 2019	August 3, 2018	May 3, 2019	August 3, 2018
Interest rate swaps	$1,966	$--	$(282)	$--	$1,684	$--

Index
The estimated fair value of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk (see Note 2).  The adjustment related to the Company’s non-performance risk at May 3, 2019 and August 3, 2018 resulted in reductions of $62 and $213, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities are recorded in accumulated other comprehensive income (loss) (“AOCIL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of May 3, 2019, the estimated pre-tax portion of AOCIL that is expected to be reclassified into earnings over the next twelve months is $530.  Cash flows related to the interest rate swaps are included in interest expense in the Condensed Consolidated Statements of Income and in operating activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCIL for the nine months ended May 3, 2019 and the year ended August 3, 2018:

	Amount of (Loss) Income Recognized in AOCIL on Derivatives (Effective Portion)
	Nine Months Ended May 3, 2019	Year Ended August 3, 2018
Cash flow hedges:
Interest rate swaps	$(6,629)	$13,103

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and nine-month periods ended May 3, 2019 and April 27, 2018:

	Location of Loss (Gain) Reclassified from AOCIL into Income (Effective Portion)	Amount of Loss (Gain) Reclassified from AOCIL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
Cash flow hedges:
Interest rate swaps	Interest expense	$(99)	$865	$43	$2,852

Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in the nine-month periods ended May 3, 2019 and April 27, 2018.

The following table summarizes the changes in AOCIL, net of tax, related to the Company’s interest rate swaps for the nine months ended May 3, 2019 (see Notes 2 and 5):

Changes in AOCIL
AOCIL balance at August 3, 2018	$4,685
Other comprehensive loss before reclassifications	(4,934)
Amounts reclassified from AOCIL	(32)
Other comprehensive loss, net of tax	(4,966)
AOCIL balance at May 3, 2019	$(281)

The following table summarizes the amounts reclassified out of AOCIL related to the Company’s interest rate swaps for the quarter and nine months ended May 3, 2019:

	Amount Reclassified from AOCIL		Affected Line Item in the
	Quarter Ended	Nine Months Ended	Condensed Consolidated Financial Statements
Gain (loss) on cash flow hedges:
Interest rate swaps	$99	$(43)	Interest expense
Tax benefit (expense)	(25)	11	Provision for income taxes
	$74	$(32)	Net of tax

Index
6.	Seasonality

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
Revenue:
Restaurant	$610,120	$592,677	$1,832,273	$1,774,112
Retail	129,483	128,736	452,580	445,440
Total revenue	$739,603	$721,413	$2,284,853	$2,219,552

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

Index
The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and nine months ended May 3, 2019, respectively, gift card breakage was $1,699 and $5,355.  For the quarter and nine months ended April 27, 2018, respectively, gift card breakage was $1,894 and $5,647.

Deferred revenue related to the Company’s gift cards was $86,261 and $76,199, respectively, at May 3, 2019 and August 3, 2018.  Revenue recognized in the Condensed Consolidated Statements of Income for the nine months ended May 3, 2019 and April 27, 2018, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $36,815 and $35,102.

9.	Share-Based Compensation

Share-based compensation is recorded in general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Total share-based compensation was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
Nonvested stock awards	$1,539	$1,495	$5,672	$5,414
Performance-based market stock units (“MSU Grants”)	--	247	--	649
	$1,539	$1,742	$5,672	$6,063

10.	Income Taxes

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

The SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) provides guidance on accounting for tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting guidance under FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the company must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. Consequently, the Company recorded a provisional tax benefit for the re-measurement of deferred tax liabilities of $27,032 and $2,500 for long-term and short-term deferred tax liabilities, respectively, in the second quarter of 2018.  The Company finalized its calculation of the re-measurement of deferred tax liabilities in the second quarter of 2019; the completion of the Company’s analysis resulted in no impact to Company’s consolidated financial statements.

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

Index
The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
Net income per share numerator	$50,414	$48,747	$158,376	$186,266

Net income per share denominator:
Weighted average shares	24,041,673	24,003,611	24,034,878	24,013,435
Add potential dilution:
Stock options, nonvested stock awards and MSU Grants	62,759	62,172	55,748	62,399
Diluted weighted average shares	24,104,432	24,065,783	24,090,626	24,075,834

12.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of May 3, 2019, the Company had $8,955 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2019 Revolving Credit Facility (see Note 4).

At May 3, 2019, the Company is secondarily liable for lease payments associated with two properties occupied by a third party.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of May 3, 2019.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At May 3, 2019, we operated 659 Cracker Barrel stores in 45 states and seven Holler & Dash Biscuit HouseTM locations in five states.  All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2018 (the “2018 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2018 Form 10-K, as well as the factors described under “Critical Accounting Estimates” on pages 26-27 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

•
Expanding the footprint in new and developing markets while replenishing our store opening pipeline.  We anticipate opening eight Cracker Barrel stores during 2019, of which seven opened in the first nine months of 2019; and

•	Extending the brand by optimizing long-term drivers, such as Holler & Dash Biscuit HouseTM, to further drive shareholder value.

We continued to be focused on the delivery of our 2019 priorities.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and nine-month period ended May 3, 2019 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	29.3	30.2	30.8	31.1
Labor and other related expenses	36.2	35.7	35.1	34.6
Other store operating expenses	20.7	20.4	20.3	19.9
Store operating income	13.8	13.7	13.8	14.4
General and administrative expenses	5.0	4.9	4.9	4.9
Operating income	8.8	8.8	8.9	9.5
Interest expense	0.6	0.5	0.5	0.5
Income before income taxes	8.2	8.3	8.4	9.0
Provision for income taxes	1.4	1.5	1.5	0.6
Net income	6.8%	6.8%	6.9%	8.4%

The following table sets forth the number of stores in operation at the beginning and end of the quarters and nine-month periods ended May 3, 2019 and April 27, 2018:

	Quarter Ended		Nine Months Ended
	May 3,	April 27,	May 3,	April 27,
	2019	2018	2019	2018
Open at beginning of the period	664	654	660	649
Opened during the period	2	5	7	10
Closed during the period	--	--	(1)	--
Open at end of the period	666	659	666	659

Total Revenue

Total revenue for the third quarter and first nine months of 2019 increased 2.5% and 2.9%, respectively, compared to the same periods in the prior year.

Index
The following table highlights the key components of revenue for the quarter and nine-month period ended May 3, 2019 as compared to the quarter and nine-month period ended April 27, 2018:

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
Revenue in dollars:
Restaurant	$610,120	$592,677	$1,832,273	$1,774,112
Retail	129,483	128,736	452,580	445,440
Total revenue	$739,603	$721,413	$2,284,853	$2,219,552
Total revenue by percentage relationships:
Restaurant	82.5%	82.2%	80.2%	79.9%
Retail	17.5%	17.8%	19.8%	20.1%
Average unit volumes(1):
Restaurant	$916.3	$902.7	$2,760.2	$2,715.5
Retail	194.5	196.1	681.8	681.8
Total revenue	$1,110.8	$1,098.8	$3,442.0	$3,397.3
Comparable store sales increase (decrease):
Restaurant	1.3%	1.5%	2.2%	1.0%
Retail	(2.6%)	0.9%	0.0%	(0.6%)
Restaurant and retail	0.6%	1.4%	1.8%	0.6%

 (1)Average unit volumes include sales of all stores.

For the third quarter of 2019, our comparable store restaurant sales increase resulted from a 3.1% average check increase (including a 1.8% average menu price increase) partially offset by a 1.8% guest traffic decrease as compared to the prior year third quarter. For the third quarter of 2019, our comparable store retail sales decrease resulted primarily from lower performance in the décor, kitchen and dining, bed and bath, and accessories merchandise categories as compared to the prior year third quarter.

For the first nine months of 2019, our comparable store restaurant sales increase resulted from a 3.2% average check increase (including a 2.0% average menu price increase) partially offset by a 1.0% guest traffic decline as compared to the prior year period. For the first nine months of 2019, our comparable store retail sales were flat to the same period in the prior year primarily due to strong performance in the apparel and media merchandise categories being offset by lower performance in décor and food merchandise categories as compared to the prior year period.

Restaurant and retail sales from newly opened stores accounted for the remainder of the total revenue increase in the third quarter and first nine months of 2019 as compared to the same periods in the prior year.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the third quarter and first nine months of 2019 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
Cost of Goods Sold in dollars:
Restaurant	$153,947	$151,953	$468,996	$453,016
Retail	63,126	65,766	235,549	236,404
Total Cost of Goods Sold	$217,073	$217,719	$704,545	$689,420
Cost of Goods Sold by percentage of revenue:
Restaurant	25.2%	25.6%	25.6%	25.5%
Retail	48.8%	51.1%	52.0%	53.1%

Index
The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter of 2019 as compared to the third quarter of 2018 was primarily the result of our menu price increase referenced above.

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first nine months of 2019 as compared to the same period in the prior year was primarily the result of commodity inflation and a shift to higher cost menu items partially offset by our menu price increase referenced above and lower food waste.  Commodity inflation was 2.0% in the first nine months of 2019.  Higher cost menu items accounted for an increase of 0.1% as a percentage of restaurant revenue for the first nine months of 2019 as compared to the same period in the prior year.  Lower food waste accounted for a decrease of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the first nine months of 2019 as compared to the same period in the prior year.

We presently expect the rate of commodity inflation to be approximately 2.0% in 2019 as compared to 2018.

The decrease in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2019 as compared to the prior year third quarter resulted from lower inventory shrinkage, lower markdowns and the change in the provision for obsolete inventory.

Third Quarter Decrease as a Percentage of Retail Revenue
Inventory shrinkage	(0.9%)
Markdowns	(0.8%)
Provision for obsolete inventory	(0.6%)

The decrease in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2019 as compared to the same period in the prior year resulted from lower markdowns, the change in the provision for obsolete inventory and lower inventory shrinkage partially offset by lower initial margin.

First Nine Months (Decrease) Increase as a Percentage of Retail Revenue
Markdowns	(1.0%)
Provision for obsolete inventory	(0.5%)
Inventory shrinkage	(0.2%)
Lower initial margin	0.6%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the third quarter and first nine months of 2019 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
Labor and related expenses	36.2%	35.7%	35.1%	34.6%

Index
This percentage change from the third quarter of 2018 to the third quarter of 2019 resulted primarily from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.4%
Miscellaneous wages	0.2%
Store management compensation	0.2%
Store bonus expense	0.1%
Employee health care expenses	(0.3%)

This percentage change from the first nine months of 2018 to the first nine months of 2019 resulted from the following:

First Nine Months Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.4%
Store bonus expense	0.1%
Miscellaneous wages	0.1%
Store management compensation	0.1%
Employee health care expenses	(0.2%)

The increases in store hourly labor costs as a percentage of total revenue for the third quarter and first nine months of 2019 as compared to the same periods in the prior year resulted primarily from wage inflation exceeding menu price increases.

The increases in miscellaneous wages as a percentage of total revenue for the third quarter and first nine months of 2019 as compared to the same periods in the prior year resulted primarily from costs associated with our off-premise business and higher training costs.  Additionally, costs associated with a store closure contributed to the increase in miscellaneous wages as a percentage of total revenue for the first nine months of 2019 as compared to the same period in the prior year.

The increases in store bonus expense as a percentage of total revenue for the third quarter and first nine months of 2019 as compared to the same periods in the prior year resulted from better performance against financial objectives in the third quarter and first nine months of 2019 and as compared to the same periods in the prior year.

The increases in store management compensation as a percentage of total revenue for the third quarter and first nine months of 2019 as compared to the same periods in the prior year resulted primarily from higher staffing levels.

Lower employee health care expenses as a percentage of total revenue for the third quarter and first nine months of 2019 as compared to the same periods in the prior year resulted primarily from lower claims activity.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit and gift card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.  The following table highlights other store operating expenses as a percentage of total revenue for the third quarter and first nine months of 2019 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
Other store operating expenses	20.7%	20.4%	20.3%	19.9%

Index
This percentage change from the third quarter of 2018 to the third quarter of 2019 resulted from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Depreciation expense	0.4%
Credit and gift card fees	0.2%
Other store expenses	(0.3%)

The increase in depreciation expense as a percentage of total revenue for the third quarter of 2019 as compared to the third quarter of 2018 resulted primarily from higher capital expenditures with accelerated depreciation methods.

The increase in credit and gift card fees as a percentage of total revenue for the third quarter of 2019 as compared to the third quarter of 2018 resulted primarily from costs associated with program expansion and card production.

The decrease in other store expenses as a percentage of total revenue for the third quarter of 2019 as compared to the third quarter of 2018 resulted primarily from proceeds received from the sale of certain technology assets and proceeds from a hurricane-related insurance settlement.

This percentage change from the first nine months of 2018 to the first nine months of 2019 resulted primarily from the following:

First Nine Months Increase (Decrease) as a Percentage of Total Revenue
Depreciation expense	0.4%
Supplies expense	0.2%
Loss on disposition of property and equipment	0.1%
Advertising expense	(0.3%)
Maintenance expense	(0.1%)

The increase in depreciation expense as a percentage of total revenue for the first nine months of 2019 as compared to the same period in the prior year resulted primarily from higher capital expenditures with accelerated depreciation methods.

The increase in loss on disposition of property and equipment as a percentage of total revenue for the first nine months of 2019 as compared to the same period in the prior year primarily resulted from costs associated with a store closure, higher disposal of assets related primarily to discontinued projects and a reduction in the carrying value for a previously closed store.

The increase in supplies expense for the first nine months of 2019 as compared to the same period in the prior year resulted primarily from costs associated with growth in our off-premise business.

The decrease in advertising expense as a percentage of total revenue for the first nine months of 2019 as compared to the same period in the prior year resulted primarily from lower expenses for media spending.

The decrease in maintenance expense as a percentage of total revenue for the first nine months of 2019 as compared to the same period in the prior year is primarily due to non-recurring expenses incurred in the prior year related to strategic initiatives.

Index
General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the third quarter and first nine months of 2019 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
General and administrative expenses	5.0%	4.9%	4.9%	4.9%

The increase in general and administrative expenses as a percentage of total revenue in the third quarter of 2019 as compared to the third quarter of 2018 resulted primarily from higher incentive compensation expense attributable to better performance against financial objectives in the third quarter of 2019 as compared to the third quarter of 2018.  General and administrative expenses as a percentage of total revenue remained flat in the first nine months of 2019 as compared to the same period in the prior year.

Interest Expense

The following table highlights interest expense in dollar amounts for the third quarter and first nine months of 2019 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
Interest expense	$4,111	$3,594	$12,637	$10,892

Both period-over-period increases resulted primarily from higher weighted average interest rates.  Additionally, as part of our debt refinancing in the first quarter of 2019, we incurred additional interest expense of $166 related to the write-off of deferred financing costs.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the third quarter and first nine months of 2019 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 3, 2019	April 27, 2018	May 3, 2019	April 27, 2018
Effective tax rate	17.3%	18.4%	17.0%	6.8%

The effective tax rate was significantly impacted by P.L. 115-97, the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government, which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  In fiscal 2019 and prospectively, we record taxes based on the statutory rate of 21%.  In accordance with Section 15 of the Internal Revenue Code, we used a blended rate of 26.9% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date of the Tax Act.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at August 3, 2018, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in the first nine months of 2019.

We believe that cash on hand at May 3, 2019, along with cash generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Index
Cash Generated From Operations

Our operating activities provided net cash of $252,586 for the first nine months of 2019, representing an increase from the $220,975 net cash provided during the first nine months of 2018.  This increase primarily reflected the change in tax payments in 2018 due to the Tax Act, lower bonus payments made in 2019 as a result of the prior year’s performance, the timing of payments for accounts payable and lower retail inventory.

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

At May 3, 2019, we had $400,000 of outstanding borrowings under the 2019 Revolving Credit Facility and we had $8,955 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the 2019 Revolving Credit Facility.  At May 3, 2019, we had $541,045 in borrowing availability under our 2019 Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $103,259 for the first nine months of 2019 as compared to $101,685 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures from the first nine months of 2018 to the first nine months of 2019 resulted primarily from capital expenditures for strategic initiatives partially offset by the timing of capital expenditures for new store openings as compared to the prior year.  We estimate that our capital expenditures during 2019 will be approximately $150,000.  This estimate includes the acquisition of sites and construction costs of eight new Cracker Barrel stores that we have opened or expect to open during 2019, as well as for acquisition and construction costs for store locations to be opened in 2020.  We also expect to increase capital expenditures for equipment, technology and strategic initiatives, which are intended to improve the guest experience and improve margins.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our 2019 Revolving Credit Facility, as necessary.

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

During the first nine months of 2019, we paid a regular dividend of $3.75 per share and declared a dividend of $1.25 per share that was paid on May 6, 2019 to shareholders of record on April 19, 2019.  In addition, in the fourth quarter of 2019, our Board of Directors approved a regular dividend payable on August 5, 2019 to shareholders of record on July 19, 2019 of $1.30 per share.  In the fourth quarter of 2019, our Board of Directors also declared a special dividend of $3.00 per share payable on August 2, 2019 to shareholders of record on July 19, 2019.

Index
We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $25,000 during 2019.  In the fourth quarter of 2019, our Board of Directors approved an increase in our share repurchase authorization of up to $50,000 for a one-year period.  This share repurchase authorization was effective immediately and replaced the prior share repurchase authorization of up to $25,000. We did not repurchase any shares of our common stock during the first nine months of 2019.

During the first nine months of 2019, we issued 32,852 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $2,220.

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

We had negative working capital of $2,588 at May 3, 2019 versus negative working capital of $57,867 at August 3, 2018.  The change in working capital from August 3, 2018 to May 3, 2019 primarily resulted from the increase in cash.

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

Recent Accounting Pronouncements Adopted and Not Adopted

See Note 1 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  The adopted accounting guidance discussed in Note 1 did not have a significant impact on our consolidated financial position or results of operations.  Regarding the accounting guidance not yet adopted, with the exception of the accounting guidance for leases, we do not expect the accounting guidance will have a significant impact on the Company’s financial position or results of operations.  Regarding the accounting guidance for leases, we currently expect that the adoption of the accounting guidance will have a material impact on our consolidated balance sheet.  We currently do not expect that the adoption of the accounting guidance for leases will have material impact on our consolidated statement of income or statement of cash flows.

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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2019, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding workers’ compensation, general insurance and health insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first nine months of 2019 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2019 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative market risks since August 3, 2018.  For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the 2018 Form 10-K.

Index
ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of May 3, 2019, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended May 3, 2019 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: June 4, 2019	By:	/s/Jill M. Golder
Jill M. Golder, Senior Vice President and
Chief Financial Officer

Date: June 4, 2019	By:	/s/Jeffrey M. Wilson
Jeffrey M. Wilson, Vice President, Corporate Controller and
Principal Accounting Officer