Form 10-K
period 2019-08-02
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2019-09-27
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 2, 2019

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 1, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,980,072,081.

As of September 18, 2019, there were 24,050,147 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10‑K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 21, 2019
(the “2019 Proxy Statement”)

INTRODUCTION

General

This report contains references to years 2019, 2018 and 2017, which represent our fiscal years ended August 2, 2019, August 3, 2018 and July 28, 2017, respectively.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of stores) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

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

OVERVIEW

Cracker Barrel Old Country Store, Inc. (“we,” “us,” “our” or the “Company,” which reference, unless the context requires otherwise, also includes our direct and indirect wholly owned subsidiaries), is principally engaged in the operation and development of the Cracker Barrel Old Country Store® concept (“Cracker Barrel”).  We are headquartered in Lebanon, Tennessee and were originally founded in 1969.  We are organized under the laws of the State of Tennessee.

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

Cracker Barrel Old Country Store Concept

As of September 18, 2019, we operated 660 Cracker Barrel stores in 45 states.  None of our stores are franchised.  Our stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite.  We pride ourselves on our consistent quality, value and friendly service.

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

Products:  Our restaurants, which generated approximately 81% of our total revenue in 2019, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Our restaurants serve breakfast, lunch and dinner daily.  Menu items are moderately priced.  The restaurants do not serve alcoholic beverages.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, fruit and yogurt parfaits, meat, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include southern fried chicken, chicken and dumplings, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, steak, roast beef, vegetable plates, sandwiches and a variety of salads.  Additionally, we may from time to time feature new items as off-menu specials or in test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions.  Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée.  There is some variation in menu pricing and content in different regions of the country for both breakfast and lunch/dinner. The average check per guest during 2019 was $10.84, which represents a 3.3% increase over the prior year.  We served an average of approximately 6,700 restaurant guests per week in a typical store in 2019.

The following table highlights the price ranges for our meals in 2019:

Price Range
Breakfast	$4.99 to $12.89
Lunch and Dinner	$4.89 to $17.69

The following table highlights each day-part’s percentage of restaurant sales in 2019:

Percentage of Restaurant Sales in 2019
Breakfast Day-Part (until 11:00 a.m.)	25%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	39%
Dinner Day-Part (4:00 p.m. to close)	36%

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

The following table highlights the five categories which accounted for the largest shares of our retail sales in 2019:

Percentage of Retail Sales in 2019
Apparel and Accessories	32%
Food	18%
Décor	11%
Toys	11%
Media	8%

Our typical gift shop features approximately 4,000 stock keeping units.  A selection of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $427 per square foot in 2019) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

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

Store Management and Quality Controls: At each store, our store management typically consists of one general manager, four associate managers and one retail manager.  Our store management is responsible for an average of 102 employees operating two shifts.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate store managers to improve sales and operational performance, we maintain bonus plans designed to provide store managers with an opportunity to share in the profits of their store.  The bonus plans also reward managers who achieve specific operational targets.  Each store is assigned to both a restaurant and a retail district manager who each report to a regional vice president.

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

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2019:

Percentage of Food Purchases in 2019
Beef	14%
Dairy (including eggs)	13%
Fruits and vegetables	12%
Poultry	11%
Pork	11%

Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2019 was bacon at approximately 5% of total food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors.  Eggs are purchased through five vendors.  We purchase our pork through six vendors, poultry through eleven vendors and beef through nine vendors.  Should any food items from a particular vendor become unavailable, we generally believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 80% in 2019) directly from domestic and international vendors and warehouse, or crossdock, such items at our retail distribution center in Lebanon, Tennessee, which we lease.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to individual stores.

Approximately one-third of our 2019 retail items were purchased directly from vendors in the People’s Republic of China.  We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

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

Marketing: We employ multiple media to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests. In 2019, we had over 1,600 billboards and this expenditure accounts for approximately one-third of total advertising spend annually.  Our use of non-billboard media has increased in recent years as we look to build market awareness for local occasions.  This increased support has used broadcast television, national cable, Internet, mobile, social, email and search marketing.  We continued to increase our efforts in the digital space to drive preference and engagement with the brand.  We now have properties on multiple social media sites, an e-commerce platform and our brand site.  Our exclusive music program drives awareness for the brand and builds cultural relevance and affinity with our guests.

Store Development:  We opened eight new stores in 2019. We plan to open six new stores during 2020.  As of September 18, 2019, approximately 83% of our stores are located along interstate highways.  Our remaining stores are located off-interstate or near tourist destinations.  We pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand with travelers on the interstate highway system and by locating in certain local markets where our guests live and work, including locations outside of our existing core markets and in states where we currently do not operate.

Of the 660 stores open as of September 18, 2019, we own the land and buildings for 420, while the other 240 properties are either ground leases or ground and building leases.  Land costs for stores opened during 2019 averaged $1,026 per site if owned. Building, site improvement, furniture, equipment and related development costs for stores opened during 2019 averaged $4,700.  Pre-opening costs averaged $587 per store in 2019.

Our current store prototype is approximately 9,000 square feet, including approximately 2,100 square feet of retail selling space, and has dining room seating for approximately 180 guests.  Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

Holler & Dash Concept

In 2016, the Company launched its new fast casual concept, Holler & Dash Biscuit HouseTM. The concept offers biscuit-inspired entrées and a unique portfolio of alcoholic and non-alcoholic beverage options.  We did not open any new locations in 2019 and currently do not expect to open any new locations in 2020.  As of September 18, 2019, seven Holler & Dash locations were open - all leased properties in Alabama, Florida, Tennessee, Georgia and North Carolina. The Holler & Dash concept operates in a smaller footprint than our Cracker Barrel Old Country Store concept and has operating hours limited to the breakfast and lunch day parts.

Punch Bowl Social

Effective July 18, 2019, the Company entered into a strategic relationship with Punch Bowl Social (“PBS”), a food, beverage and entertainment concept, by purchasing a non-controlling interest in the concept.  PBS offers made-from-scratch food, a craft beverage program and social gaming.  As of September 18, 2019, PBS has 18 locations in 12 states and plans to open ten additional locations by the end of calendar year 2020.  The Company has committed to provide PBS with growth capital for future development.   We believe the investment in PBS provides the Company with another vehicle to deliver shareholder value and drive continued growth.

EMPLOYEES

As of August 2, 2019, we employed approximately 73,000 people, of whom 576 were in advisory and supervisory capacities, 3,735 were in-store management positions and 39 were officers.  Many store personnel are employed on a part‑time basis.  None of our employees is represented by any union, and management considers its employee relations to be good.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular will remain static in 2020, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

Our plans depend significantly on our strategic priorities and business initiatives designed to enhance our menu and retail offerings, support our brand, improve operating margins and improve the efficiencies and effectiveness of our operations.  Failure to achieve or sustain these plans could adversely affect our results of operations.

We have had, and expect to continue to have, priorities and initiatives in various stages of testing, evaluation and implementation, upon which we expect to improve our results of operations and financial condition.  These priorities and initiatives include, but are not limited to, tiered menu and retail pricing, evolving our marketing messaging to support the brand, improving the quality and breadth of retail assortments, evolving our menu, re-engineering store processes to reduce costs and improve store margins, applying technology to improve the employee and guest experience, expanding our store footprint, focusing on new and existing fast casual concepts, focusing on our off premise business and transactions such as strategic relationships, joint ventures and acquisitions. It is possible that our focus on these priorities and initiatives and constantly changing consumer preferences could cause unintended changes to our current results of operations. Additionally, many of these initiatives are inherently risky and uncertain in their application to our business in general, even when tested successfully on a more limited scale.  It is possible that successful testing can result partially from resources and attention that cannot be duplicated in broader implementation. Testing and general implementation also can be affected by other risk factors described herein that reduce the results expected. Successful system-wide implementation across hundreds of stores and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our initiatives could adversely affect our results of operations.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The restaurant and retail industries are intensely competitive, and we face many well-established competitors.  We compete within each market with national and regional restaurant and retail chains and locally owned restaurants and retailers.  Competition from other regional or national restaurant and retail chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  We also face competition as a result of the convergence of grocery, deli, retail and restaurant services, particularly in the supermarket industry.  We also face competition from various off-premise meal replacement offerings including, but not limited to, home meal kits delivery, third party meal delivery and catering and the rapid growth of these channels by our competitors. Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices.  We compete primarily on the quality, variety and perceived value of menu and retail items. The number and location of stores, the growth of e-commerce, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors. We anticipate that intense competition will continue with respect to all of these factors.  We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and competitive pressures could affect both the availability and cost of these important resources.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

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

We are subject to the general risks of inflation, and our operating profit margins and results of operations depend significantly on our ability to anticipate and react to changes in the price, quality and availability of food and other commodities, ingredients, retail merchandise, transportation, distribution, utilities and other related costs over which we have limited control.  Fluctuations in economic conditions, weather, demand and other factors affect the availability, quality and cost of the ingredients and products that we buy.  Furthermore, many of the products that we use and their costs are interrelated.  Changes in global demand for corn, wheat and dairy products could cause volatility in the feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  Changes in demand for over the road transportation and distribution services could cause volatility, increase our costs and affect our operating margins. In addition, food safety concerns, widespread outbreaks of livestock and poultry diseases, such as, among other things, the avian flu and African swine fever, and product recalls, all of which are out of our control, and, in many instances, unpredictable, could also increase our costs and possibly affect the supply of livestock and poultry products.  Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations.  In addition, because we provide a moderately priced product, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases.

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

Additionally, we use a number of products that are or may be manufactured in a number of foreign countries.  In addition to the risk presented by the possible long lead times to source these products, our results of operations may be materially affected by risks such as:

•
tariffs, trade barriers, sanctions, import limitations and other trade restrictions by the U.S. government on products or components shipped from foreign sources (particularly, the People’s Republic of China);

•	fluctuating currency exchange rates or control regulations;
•	foreign government regulations;
•	product testing regulations;
•	foreign political and economic instability; and
•	disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries.

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

The sale of food and prepared food products for human consumption involves the risk of injury to our customers.  Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases.  Additionally, many of the food items on our menu contain beef and chicken. The preferences of our customers toward beef and chicken could be affected by health concerns about the consumption of beef or chicken or health concerns and publicity concerning food quality, illness and injury generally.  In recent years there has been publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, salmonella, the bird/avian flu, African swine fever, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken, pork, dairy and eggs.  In addition, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.  In the event a health pandemic occurs, customers might avoid public places, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.  A regional or global health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our stores. In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products.  A decrease in guest traffic to our stores, a change in our mix of products sold or an increase in costs as a result of these health concerns either in general or specific to our operations, could result in a decrease in sales or higher costs to our stores that would materially harm our business.

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

A significant risk in executing our business strategy is locating, securing and profitably operating an adequate supply of suitable new store sites.  Competition for suitable store sites and operating personnel in our target markets is intense, and there can be no assurance that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period.  Recently, our target markets have been expanded to include markets that are outside of our existing core markets and in states where we currently do not have existing operations, which increases the risk of executing our business strategy.  Economic conditions may also reduce commercial development activity and limit the availability of attractive sites for new stores.  New stores typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly opened stores generally do not make a significant contribution to profitability in their initial months of operation.  Our ability to open and operate new stores successfully also depends on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following:  our ability to control construction and development costs of new stores; our ability to manage the local, state or other regulatory approvals and permits, zoning and licensing processes in a timely manner; our ability to appropriately train employees and staff the stores; consumer acceptance of our stores in new markets; and our ability to manage construction delays related to the opening of a new store.  Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores from existing stores, could materially adversely affect our business strategy and could have an adverse effect on our business and results of operations.

Our capital structure contains significant indebtedness, which may decrease our flexibility, increase our borrowing costs and adversely affect our liquidity.  In addition, we cannot provide any guarantee of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.

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

Our financial reporting complies with the United States generally accepted accounting principles (“GAAP”), and GAAP is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting (including the lease accounting changes which we will adopt in 2020), our reported results of operations and financial condition could be affected substantially, including requirements to restate historical financial reporting.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 required restaurant companies such as ours to disclose calorie and nutritional information on their menus effective as of May 2018.  We cannot fully predict the long-term changes, if any, in guest behavior that could result from implementation of this provision, which may have an adverse effect on our sales or results of operations.

There also has been increasing focus by U.S. and foreign governmental authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption.  This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters.  Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, the cost of raw materials, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.

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

Our advertising is heavily dependent on billboards, which are highly regulated, and our evolving marketing strategy involves increased advertising and marketing costs that could adversely affect our results of operations.

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

Some of our business processes are currently outsourced to third parties.  Such processes include distribution of food and retail products to our store locations and customers, credit and debit card authorization and processing, gift card tracking and authorization, employee payroll card services, health care and workers’ compensation insurance claims processing, wage and related tax credit documentation and approval, guest satisfaction survey programs, employee engagement surveys and externally hosted business software applications. We cannot ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities, and there are no guarantees that failures will not occur.  Failure of third parties to provide adequate services could have an adverse effect on our financial condition and results of operations.

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

Our non-controlling interest in PBS, as well as other strategic investments or initiatives that the Company may pursue now or in the future, may not yield their expected benefits, resulting in a loss of some or all of the Company’s investment.

In 2019, the Company purchased a non-controlling interest in PBS.  The non-controlling interest requires the Company to participate in its respective share of profits or losses from the PBS business and provide growth capital for brand expansion.  Due to the growth nature of the acquired interest, future outcomes of PBS’s financial results and operating condition may present a risk of loss of the Company’s initial and any on-going capital contributions as well as have an adverse impact on our business, financial condition and results of operations.

In addition, the Company may, from time to time, evaluate and pursue other opportunities for growth, including through strategic investments, joint ventures, and other acquisitions.  These strategic initiatives involve various inherent risks, including, without limitation, general business risk, integration and synergy risk, market acceptance risk and risks associated with the potential distraction of management.  Such transactions and initiatives may not ultimately create value for us or our stockholders and may harm our reputation and materially adversely affect our business, financial condition and results of operations.

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

We have assembled a senior management team which has substantial background and experience in the restaurant and retail industries.  Our future growth and success depends substantially on the contributions and abilities of our senior management and other key personnel, and we design our compensation programs to attract and retain key personnel and facilitate our ability to develop effective succession plans.  If we fail to attract or retain senior management or other key personnel, our succession planning and operations could be materially and adversely affected.  We must continue to recruit, retain and motivate management and other employees sufficiently to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high-quality store employees could jeopardize our ability to meet our business goals.

Our current insurance programs may expose us to unexpected costs, which could have a material adverse effect on our financial condition and results of operations.

Our insurance coverage is structured to include deductibles, self-insured retentions, limits of liability, stop loss limits and similar provisions that we believe are prudent based on our operations. However, there are types of losses we may incur against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of terrorism and some natural disasters, including floods.  If we incur such losses, our business could suffer.  In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses, including unexpected increases in medical and indemnity costs, could result in materially different amounts of expense than expected under these programs.

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

The Lion Fund II, L.P., an affiliate of Biglari Holdings Inc. (“BH”), is the beneficial owner of approximately 9.2% of our outstanding common stock as of August 12, 2019.  In the past, BH and its affiliates have nominated candidates for election to our board of directors at our annual meetings of shareholders, resulting in proxy contests, and called publicly for special meetings of shareholders to consider other proposals.  While BH and its affiliates have not nominated director candidates for election at our 2019 Annual Meeting of Shareholders, the actions of BH and its affiliates or another activist shareholder in the future could adversely affect our business because:

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

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock.  The shareholder rights plan will expire on April 9, 2021. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock.  The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights plan or are otherwise not approved by our Board of Directors.

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

Changes in interest rates may adversely affect our earnings and/or cash flows.

Our indebtedness under our revolving credit facility bears interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate.  On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”).  The FCA announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark.  Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates.  Although our credit facility provides for successor base rates, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time.  If LIBOR ceases to exist, we may need to amend our credit facility, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties.  As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be impacted and our available cash flow may be adversely affected.

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

In addition to the various corporate facilities, we have four owned properties for future development, a motel used for housing management trainees and for the general public, and four parcels of excess real property and improvements that we intend to sell.

In addition to the properties mentioned above, we own or lease the following store properties (including both our 660 Cracker Barrel Old Country Store locations and seven locations for our Holler & Dash brand) as of September 18, 2019:

State	Owned	Leased	State	Owned	Leased
Tennessee	37	16	New Jersey	2	4
Florida	40	20	Kansas	3	2
Texas	33	19	Oregon	0	5
Georgia	31	17	Wisconsin	5	0
North Carolina	24	17	California	0	4
Kentucky	23	14	Colorado	3	1
Alabama	22	11	Massachusetts	0	4
Virginia	19	13	New Mexico	3	1
Ohio	22	9	Utah	4	0
Indiana	22	7	Idaho	2	1
South Carolina	14	12	Iowa	3	0
Pennsylvania	9	16	Connecticut	1	1
Illinois	19	2	Montana	2	0
Missouri	15	3	Nebraska	1	1
Michigan	12	3	Nevada	0	2
Mississippi	10	4	Delaware	0	1
Arizona	2	11	Maine	0	1
Arkansas	5	7	Minnesota	1	0
Louisiana	8	2	New Hampshire	1	0
Maryland	3	6	North Dakota	1	0
New York	8	1	Rhode Island	0	1
West Virginia	3	6	South Dakota	1	0
Oklahoma	6	2		420	247

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

Information about Our Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	61	President and Chief Executive Officer

Jill M. Golder	57	Senior Vice President and Chief Financial Officer

Laura A. Daily	55	Senior Vice President, Retail

Michael T. Hackney	63	Senior Vice President, Operations

Richard M. Wolfson	53	Senior Vice President, General Counsel and Secretary

Doug Couvillion	55	Senior Vice President, Sourcing and Supply Chain

Jeffrey M. Wilson	44	Vice President, Corporate Controller and Principal Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us since 2009 and assumed her current position as President and Chief Executive Officer in September 2011, when she also became a member of our Board of Directors.  Prior to September 2011, Ms. Cochran served as our President and Chief Operating Officer since November 2010 and as our Executive Vice President and Chief Financial Officer from April 2009 to November 2010.  Before joining us in April 2009, she was the Chief Executive Officer of Books-A-Million, Inc.  Ms. Cochran has 26 years of experience in the retail industry and nine years of experience in the restaurant industry.

Ms. Golder has been employed with us since April 2016 and assumed the responsibilities of Senior Vice President and Chief Financial Officer in June 2016.  Prior to April 2016, she served as Executive Vice President and Chief Financial Officer of Ruby Tuesday, Inc. since June 2014, and as Senior Vice President, Finance from April 2013 to June 2014.  Prior to her tenure with Ruby Tuesday, Inc., she was Chief Financial Officer of Cooper’s Hawk Winery & Restaurants from December 2012 to April 2013.  Before joining Cooper’s Hawk Winery & Restaurants, Ms. Golder spent 23 years at Darden Restaurants, Inc., where she held progressively more responsible positions in finance, including Senior Vice President of Finance.  Ms. Golder has almost 32 years of experience in the restaurant industry.

Ms. Daily has been employed with us as Senior Vice President, Retail since May 2012.  Prior to May 2012, she served as Vice President for Ballard Designs, an Internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company.  She has over 26 years of experience as a merchant with a number of retail organizations.

Mr. Hackney has been employed with us since 2010 and assumed his current position in April 2019.  From 2010 to 2019, he served in various capacities in both operations and home office functions including Regional Vice President, Vice President of Training and Leadership and Vice President of People and Talent.  Mr. Hackney has over 40 years of experience in the restaurant industry.

Mr. Wolfson has been employed with us in his current capacity since July 2017.  From January 2006 to April 2017, he served as Vice President, General Counsel and Corporate Secretary at CLARCOR Inc., an industrial company.  From 2001 to 2006, he was a partner of the InterAmerican Group, an advisory services and private equity firm.  Mr. Wolfson has over 27 years of legal experience.

Mr. Couvillion has been employed with us since 2001 and assumed his current position in November 2016.  From 2001 to 2016, he served in various capacities including Vice President of Supply Chain and Quality Assurance and Corporate Controller and Principal Accounting Officer.  Mr. Couvillion has 25 years of experience in the restaurant industry and 18 years of experience in the retail industry.

Mr. Wilson has been employed with us since 2007 and assumed his current position in June 2015.  From 2007 to 2015, he served in various capacities including Vice President, Operations Analysis.  Mr. Wilson has 22 years of experience in the restaurant industry and eight years of experience in the retail industry.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 7,864 shareholders of record as of September 18, 2019.

See Note 6 to Consolidated Financial Statements with respect to dividend restrictions.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2019 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On September 25, 2018, our Board of Directors approved the repurchase of up to $25,000 of our common stock, with such authorization to expire on October 4, 2019 to the extent it remains unused.  On June 3, 2019, our Board of Directors approved an increase in our share repurchase authorization of up to $50,000, with such authorization to expire on June 2, 2020.  This share repurchase authorization was effective immediately and replaced the prior share repurchase authorization of up to $25,000.  We did not repurchase any of our common stock in the fourth quarter ended August 2, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

		(Dollars in thousands except percentages and share data) For each of the fiscal years ended

	August 2, 2019(a)	August 3, 2018(b)	July 28, 2017	July 29, 2016	July 31, 2015(c)
Selected Income Statement Data:
Total revenue	$3,071,951	$3,030,445	$2,926,289	$2,912,351	$2,842,284
Net income	223,401	247,620	201,899	189,299	163,903
Net income per share:
Basic	9.29	10.31	8.40	7.91	6.85
Diluted	9.27	10.29	8.37	7.86	6.82
Dividends declared per share	8.05	8.60	8.15	7.70	7.10
Dividends paid per share	8.00	8.55	8.10	10.65	4.00

As Percent of Total Revenue:
Cost of goods sold (exclusive of depreciation and rent)	30.3%	30.9%	30.5%	31.9%	32.5%
Labor and related expenses	35.1	34.8	34.8	34.6	34.9
Other store operating expenses	20.4	19.9	19.2	19.0	18.4
Store operating income	14.2	14.4	15.5	14.5	14.2
General and administrative expenses	5.0	4.7	4.8	4.9	5.2
Operating income	9.2	9.7	10.7	9.6	9.0
Income before income taxes	8.7	9.2	10.2	9.1	8.4

Selected Balance Sheet Data:
Working capital (deficit)	$(150,094)	$(57,867)	$(16,971)	$(13,077)	$11,213
Investment in unconsolidated subsidiary	89,100	—	—	—	—
Total assets	1,581,225	1,527,355	1,521,942	1,497,664	1,576,208
Long-term debt	400,000	400,000	400,000	400,000	400,000
Long-term interest rate swap liability	10,483	—	6,833	22,070	8,704
Other long-term obligations	129,439	128,794	129,353	126,608	133,594
Shareholders’ equity	604,710	581,781	544,507	526,443	538,268

Selected Cash Flow Data:
Purchase of property and equipment, net	$137,540	$151,633	$110,108	$113,360	$90,490
Purchase of investment in unconsolidated subsidiary	89,100	—	—	—	—
Share repurchases	—	14,772	—	14,653	—

Selected Other Data:
Common shares outstanding at end of year	24,049,240	24,011,550	24,055,682	23,956,134	23,975,755
Stores open at end of year	667	660	649	641	637

Average Unit Volumes(d):
Restaurant	$3,735	$3,724	$3,646	$3,651	$3,581
Retail	887	902	892	926	904

Comparable Store Sales(e):
Period to period increase (decrease) in comparable store sales:
Restaurant	2.6%	0.6%	0.2%	2.2%	5.1%
Retail	0.1	(0.1)	(3.7)	2.7	3.6
Number of stores in comparable base	640	635	632	623	621

(a)	Effective July 18, 2019, the Company entered into a strategic relationship with PBS by purchasing a non-controlling interest in PBS for $89,100.

(b)
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

(c)
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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Overview – a general description of our business, the restaurant and retail industries, our key performance indicators and the Company’s performance in 2019.
•	Results of Operations – an analysis of our consolidated statements of income for the three years presented in our Consolidated Financial Statements.
•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 18, 2019, the Company operated 660 Cracker Barrel stores located in 45 states.

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

Retail conversion is the percentage of dine-in restaurant guest traffic that makes a retail purchase.  Management uses retail conversion as its metric to analyze a store’s ability to convert restaurant traffic into a retail sales occasion.

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

Company Performance in 2019

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry.

Our long-term strategy includes the following:

•
Enhancing the Core business to drive sustainable sales growth and continued business model improvements.  During 2019, we focused on driving topline sales growth through an increased focus on our menu and the employee and guest experience as well as the continued expansion of our off-premise business.  We introduced new and unique menu offerings such as our Country Fried Turkey and Southern Fried Chicken, and we implemented several enhancements to our employee training and recognition program. Additionally, we continued to evolve our off-premise business. Also, during 2019, we further delivered on our commitment to achieve ongoing cost reductions through business model improvements.

•	Expanding the Footprint by building profitable stores in core and developing markets. In 2019, we opened eight new Cracker Barrel locations.

•	Extending the Brand by optimizing on long-term drivers, such as Holler & Dash Biscuit HouseTM and through our strategic relationship with PBS, to further drive shareholder value.

Additionally, during 2019, we increased shareholder return by growing our regular quarterly dividend from $1.25 to $1.30 per share. Also reflecting our commitment to returning significant value to shareholders while maintaining a balanced approach to capital allocation, we declared a special dividend of $3.00 per share.

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

	Relationship to Total Revenue
	2019	2018	2017
Total revenue	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.3	30.9	30.5
Labor and other related expenses	35.1	34.8	34.8
Other store operating expenses	20.4	19.9	19.2
Store operating income	14.2	14.4	15.5
General and administrative	5.0	4.7	4.8
Operating income	9.2	9.7	10.7
Interest expense	0.5	0.5	0.5
Income before income taxes	8.7	9.2	10.2
Provision for income taxes	1.4	1.0	3.3
Net income	7.3	8.2	6.9

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2019	2018	2017
Revenue in dollars(1):
Restaurant	$2,482,377	$2,439,389	$2,351,212
Retail	589,574	591,056	575,077
Total revenue	$3,071,951	$3,030,445	$2,926,289
Total revenue percentage increase(1)	1.4%	3.6%	0.5%
Total revenue by percentage relationships:
Restaurant	80.8%	80.5%	80.3%
Retail	19.2%	19.5%	19.7%
Comparable number of stores	640	635	632
Comparable store averages per store: (2)
Restaurant	$3,784	$3,762	$3,669
Retail	891	903	890
Total	$4,675	$4,665	$4,559
Restaurant average weekly sales (3)	$71.8	$70.3	$70.1
Retail average weekly sales (3)	17.1	17.0	17.1
(1) 2018 consists of 53 weeks while the other periods presented consist of 52 weeks.
(2) 2018 is calculated on a 53-week basis while the other periods are calculated on a 52-week basis.
(3) Average weekly sales are calculated by dividing net sales by operating weeks and include all stores.

Total revenue benefited from the opening of ---eight new stores in 2019, eleven new stores in 2018 and eight new stores in 2017, partially offset by the closing of one store in 2019.  In 2018, total revenue also benefited by the additional week in 2018, which resulted in an increase in revenues of $58,353.

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase (Decrease)
	2019 vs 2018 (640 Stores)	2018 vs 2017 (635 Stores)
Restaurant	2.6%	0.6%
Retail	0.1	(0.1)
Restaurant & Retail	2.1%	0.5%

*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.

Our comparable store restaurant sales increase from 2018 to 2019 resulted from a higher average check of 3.3%, primarily attributable to a 2.1% average menu price increase and 1.2% of favorable check impact from changes in mix, partially offset by a decrease in guest traffic of 0.7%.  Our comparable store restaurant sales increase from 2017 to 2018 resulted from a higher average check of 2.5%, primarily attributable to a 2.4% average menu price increase, partially offset by a decrease in guest traffic of 1.9%.

The slight increase in our comparable store retail sales from 2018 to 2019 resulting primarily from strong performance in the apparel and accessories merchandise category was partially offset by the decrease in guest traffic and lower performance in the décor merchandise category.  The slight decrease in our comparable store retail sales from 2017 to 2018 resulting primarily from the decrease in guest traffic and lower performance in décor, toys, and bed and bath merchandise categories was partially offset by strong performance in the apparel and accessories merchandise category.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2019	2018	2017
Cost of Goods Sold:
Restaurant	$628,761	$625,999	$595,186
Retail	302,316	309,398	296,107
Total Cost of Goods Sold	$931,077	$935,397	$891,293

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:

	2019	2018	2017
Restaurant Cost of Goods Sold	25.3%	25.7%	25.3%

The decrease from 2018 to 2019 was primarily the result of our menu price increase referenced above, lower food waste and a shift to lower cost menu items partially offset by food commodity inflation of 1.6%.  Lower food waste and lower cost menu items both accounted for a decrease of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue.  The increase from 2017 to 2018 was primarily the result of food commodity inflation of 3.3% and higher food waste partially offset by our menu price increase referenced above. Higher food waste accounted for 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue.

We presently expect the rate of commodity inflation to be approximately 2.0% to 2.5% in 2020 as compared to 1.6% in 2019.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:

	2019	2018	2017
Retail Cost of Goods Sold	51.3%	52.3%	51.5%

The decrease in retail cost of goods sold as a percentage of retail revenue in 2019 as compared to 2018 resulted primarily from lower markdowns and a decrease in the provision for obsolete inventory partially offset by lower initial margin.

2018 to 2019 (Decrease) Increase as a Percentage of Total Revenue
Markdowns	(0.8%)
Provision for obsolete inventory	(0.6%)
Lower initial margin	0.3%

The increase in retail cost of goods sold as a percentage of retail revenue in 2018 as compared to 2017 resulted from lower initial margin, an increase in the provision for obsolete inventory, higher inventory shrinkage and higher freight expense partially offset by lower markdowns.

2017 to 2018 Increase (Decrease) as a Percentage of Total Revenue
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

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and other related expenses as a percentage of total revenue for the past three years:

	2019	2018	2017
Labor and other related expenses	35.1%	34.8%	34.8%

The year-to-year percentage change from 2018 to 2019 resulted primarily from the following:

2018 to 2019 Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.2%
Store bonus expense	0.2%
Employee health care expenses	(0.2%)

The increase in store hourly labor in 2019 as compared to 2018 resulted primarily from wage inflation exceeding menu price increases.

The increase in store bonus expense in 2019 as compared to 2018 resulted from better performance against financial objectives in 2019 as compared to 2018.

The decrease in employee health care expenses in 2019 as compared to 2018 resulted primarily from lower claims activity.

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

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit card and gift card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.  The following table highlights other store operating expenses as a percentage of total revenue for the past three years:

	2019	2018	2017
Other store operating expenses	20.4%	19.9%	19.2%

The year-to-year percentage change from 2018 to 2019 resulted primarily from the following:

2018 to 2019 Increase (Decrease) as a Percentage of Total Revenue
Depreciation	0.4%
Loss on disposition of property and equipment	0.1%
Maintenance	(0.1%)

The increase in depreciation expense as a percentage of total revenue for 2019 as compared to 2018 resulted primarily from higher capital expenditures with accelerated depreciation methods.

The increase in loss on disposition of property and equipment as a percentage of total revenue for 2019 as compared to 2018 resulted primarily from costs associated with a store closure, higher disposal of assets related primarily to discontinued projects and a reduction in the carrying value for a previously closed store.

The decrease in maintenance expense as a percentage of total revenue for 2019 as compared to 2018 resulted primarily from improved management of expenses in 2019.

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

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past three years:

	2019	2018	2017
General and administrative expenses	5.0%	4.7%	4.8%

The year-to-year percentage change from 2018 to 2019 resulted primarily from higher incentive compensation. Higher incentive compensation in 2019 as compared to 2018 resulted from better performance against financial objectives as compared to the prior year period.

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

Interest Expense

The following table highlights interest expense for the past three years:

	2019	2018	2017
Interest expense	$16,488	$15,169	$14,271

The year-to-year increases from 2018 to 2019 and from 2017 to 2018 resulted primarily from higher weighted average interest rates.  Additionally, as part of our debt refinancing in 2019, we incurred additional interest expense of $166 related to the write-off of deferred financing costs. The additional week in 2018 also increased interest expense by $323.  We presently expect our net interest expense for 2020 to be approximately $14,000.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2019	2018	2017
Effective tax rate	16.1%	11.1%	32.4%

The increase in our effective tax rate from 2018 to 2019 reflected the significant impact of P.L. 115-97, the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government.  The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%.  This rate reduction lowered deferred tax liabilities, the tax benefit of which was recognized in 2018.

Similarly, the decrease in our effective tax rate from 2017 to 2018 reflected the reduction in the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  In accordance with Section 15 of the Internal Revenue Code, we used a blended rate of 26.9% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date of the Tax Act.

We presently expect our effective tax rate for 2020 to be approximately 17%.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2019	2018	2017
Net cash provided by operating activities	$362,796	$330,620	$320,767
Net cash used in investing activities	(241,574)	(151,222)	(109,605)
Net cash used in financing activities	(198,994)	(225,743)	(201,127)
Net (decrease) increase in cash and cash equivalents	$(77,772)	$(46,345)	$10,035

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at August 3, 2018, was sufficient to finance all of our growth, dividend payments, working capital needs and other cash payment obligations in 2019.

We believe that cash at August 2, 2019, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans, our expected share repurchases and our expected dividend payments for 2020.

Cash Generated from Operations

The increase in net cash flow provided by operating activities from 2018 to 2019 primarily reflected the timing of payments for accounts payable, interest, payroll and advertising.

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

Capital Expenditures

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:

	2019	2018	2017
Capital expenditures, net of proceeds from insurance recoveries	$137,540	$151,633	$110,108

Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and strategic initiatives.  The decrease in capital expenditures from 2018 to 2019 resulted primarily from the timing of new unit construction partially offset by higher capital expenditures for strategic initiatives.  The increase in capital expenditures from 2017 to 2018 resulted primarily from an increase in the number of new store locations and capital expenditures for strategic initiatives.

We estimate that our capital expenditures during 2020 will be approximately $115,000 to $125,000.  This estimate includes the acquisition of sites and construction costs of six new Cracker Barrel stores that we plan to open during 2020, as well as acquisition and construction costs for store locations to be opened in 2021. We intend to fund our capital expenditures with cash generated by operations and borrowings under our revolving credit facility, as necessary.

Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with PBS, a food, beverage and entertainment concept, by purchasing a non-controlling interest in the concept for $89,100.  At closing, we also purchased promissory notes of $6,900 along with the related interest on the notes and provided additional funding of $8,000 to PBS in exchange for a promissory note.  Additionally, as part of the transaction, we agreed to fund PBS’s further capital needs through calendar year 2020 up to a limit of approximately $38,000, which commitment may be reduced by the amount of any third-party financing secured by PBS during the commitment period. The terms of the Company’s investment in PBS provide us with a call right beginning in 2023 to purchase the remaining ownership interest in PBS, subject to terms and conditions governed by the PBS operating agreement, and, after the expiration of that call right, provide us with the right to demand that PBS initiate a sale process to sell PBS to an unaffiliated third party. We believe the investment in PBS provides us with another growth vehicle to deliver shareholder value and drive continued growth.

Borrowing Capacity and Debt Covenants

On September 5, 2018, we entered into a five-year $950,000 revolving credit facility (the “2019 Revolving Credit Facility”) with substantially the same terms and financial covenants as our previous $750,000 revolving credit facility, which it replaced.  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.  In the first quarter of 2019, we paid $3,022 in deferred financing costs related to the debt refinancing.

The following table highlights our borrowing capacity and outstanding borrowings under the 2019 Revolving Credit Facility, our standby letters of credit and our borrowing availability under the 2019 Revolving Credit Facility as of August 2, 2019:

August 2, 2019
Borrowing capacity under the 2019 Revolving Credit Facility	$950,000
Less: Outstanding borrowings under the 2019 Revolving Credit Facility	400,000
Less: Standby letters of credit*	8,955
Borrowing availability under the 2019 Revolving Credit Facility	$541,045
*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the 2019 Revolving Credit Facility.

We did not borrow or make any debt payments in 2018 or 2017.  In 2019, we refinanced our debt as discussed above.

See “Material Commitments” below and Note 6 to our Consolidated Financial Statements for further information on our long-term debt.

Our 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We were in compliance with the 2019 Revolving Credit Facility’s financial covenants at August 2, 2019, and we presently expect to be in compliance with the 2019 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

Dividends, Share Repurchases and Share-Based Compensation Awards

Our 2019 Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase. Under the 2019 Revolving Credit Facility, provided there is no default existing and the total of our availability under the 2019 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “cash availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if at the time the dividend or the repurchase is made our consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, cash availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

During each of the first three quarters of 2019, we declared a regular quarterly dividend of $1.25 per share of our common stock.  Each of these dividends was paid in the immediately following quarter.  Additionally, during the fourth quarter of 2019, we increased our regular quarterly dividend by 4.0% by declaring a dividend of $1.30 per share and declared a special dividend of $3.00 per share.  The special dividend was paid on August 2, 2019 to shareholders of record on July 19, 2019.  The regular quarterly dividend was paid on August 5, 2019 to shareholders of record on July 19, 2019.  In 2018 and 2017, we paid special dividends of $3.75 per share and $3.50 per share, respectively.

The following table highlights the dividends per share we paid for the last three years:

	2019	2018	2017
Dividends per share paid	$8.00	$8.55	$8.10

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments.  Subject to the limits imposed by our revolving credit facility, in each of 2019, 2018 and 2017, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $25,000.  Additionally, in the fourth quarter of 2019, our Board of Directors increased our share repurchase authorization to $50,000.  In 2019 and 2017, we did not repurchase any shares of our common stock.  In 2018, we repurchased 100,000 shares of our common stock in the open market at an aggregate cost of $14,772.

In 2019, 2018 and 2017, related tax withholding payments on certain share-based compensation awards exceeded proceeds received from the exercise of stock options which resulted in a net use of cash of $2,497, $3,816, and $6,896, respectively.

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

The following table highlights our working capital deficit:

	2019	2018	2017
Working capital deficit	$(150,094)	$(57,867)	$(16,971)

The change in working capital at August 2, 2019 compared to August 3, 2018 primarily reflected the decrease in cash, higher accounts payable, higher incentive compensation accruals and an increase in the sales of our gift cards partially offset by the timing of payments for income taxes.  The decrease in cash resulted primarily from the purchase of our investment in PBS partially offset by lower spending for capital expenditures.  Higher incentive compensation accruals resulted from better performance against financial objectives in 2019 as compared to 2018.

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

Material Commitments

Our contractual cash obligations and commitments as of August 2, 2019, are summarized in the tables below:

		Payments due by Years
Contractual Obligations (a)	Total	2020	2021-2022	2023-2024	After 2024
2019 Revolving Credit Facility(b)	$400,000	$—	$—	$400,000	$—
Operating leases (c)	729,319	69,249	77,242	67,659	515,169
Purchase obligations (d)	65,365	59,121	5,215	515	514
Other long-term obligations (e)	37,731	—	4,871	370	32,490
Total contractual cash obligations	$1,232,415	$128,370	$87,328	$468,544	$548,173

	Amount of Commitment Expirations by Years
	Total	2020	2021-2022	2023-2024	After 2024
2019 Revolving Credit Facility(b)	$950,000	$—	$—	$950,000	$—
Standby letters of credit(f)	8,955	8,955	—	—	—
Guarantees (g)	481	235	246	—	—
Total commitments	$959,436	$9,190	$246	$950,000	$—

(a)
At August 2, 2019, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.  As such, the liability for uncertain tax positions of $24,303 is not included in the contractual cash obligations and commitments table above.

(b)
Our 2019 Revolving Credit Facility expires on September 5, 2023.  Using projected interest rates, we anticipate having interest payments of $13,731, $25,418 and $23,467 in 2020, 2021-2022 and 2023-2024, respectively.  The projected interest rates for our swapped portion of our outstanding borrowings are our fixed rates under our interest rate swaps (see Note 7 to the Consolidated Financial Statements) plus our current credit spread of 1.00%.  The projected interest rate for our unswapped portion of our outstanding borrowings is the average of the three-year and five-year swap rates at August 2, 2019 of 1.64% plus our current credit spread of 1.00%.  Based on our outstanding borrowings and our standby letters of credit at August 2, 2019 and our current unused commitment fee as defined in the 2019 Revolving Credit Facility, our unused commitment fees in 2020, 2021-2022 and 2023-2024 would be $821, $1,641 and $908, respectively; however, the actual amount will differ based on actual usage of the 2019 Revolving Credit Facility.

(c)	Includes base lease terms and certain optional renewal periods for which, at the inception of the lease, it is reasonably assured that we will exercise.

(d)
Purchase obligations consist of purchase orders for food and retail merchandise; purchase orders for capital expenditures, supplies, other operating needs and other services; and commitments under contracts for maintenance needs and other services.  We have excluded contracts that do not contain minimum purchase obligations.  We excluded long-term agreements for services and operating needs that can be cancelled within 60 days without penalty.  We included long-term agreements and certain retail purchase orders for services and operating needs that can be cancelled with more than 60 days’ notice without penalty only through the term of the notice.  We included long-term agreements for services and operating needs that only can be cancelled in the event of an uncured material breach or with a penalty through the entire term of the contract.  Because of the uncertainties of seasonal demands and promotional calendar changes, our best estimate of usage for food, supplies and other operating needs and services is ratably over either the notice period or the remaining life of the contract, as applicable, unless we had better information available at the time related to each contract.

(e)
Other long-term obligations include our Non-Qualified Savings Plan ($30,593, with a corresponding long-term asset to fund the liability; see Note 13 to the Consolidated Financial Statements), Deferred Compensation Plan ($1,897) and our long-term incentive plans ($5,241).

(f)	Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and reduce our borrowing availability under the 2019 Revolving Credit Facility.
(g)
Consists solely of guarantees associated with lease payments for two properties.  We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of these guarantees.

Recent Accounting Pronouncements Adopted and Not Yet Adopted

See Note 2 to the accompanying Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  The adopted accounting guidance discussed in Note 2 did not have a significant impact on our consolidated financial position or results of operations.  Regarding the accounting guidance not yet adopted, with the exception of the accounting guidance for leases, we do not expect the accounting guidance will have a significant impact on the Company’s financial position or results of operations.  Regarding the accounting guidance for leases, we expect that the adoption of the accounting guidance will have a material impact on our consolidated balance sheet.  We do not expect that the adoption of the accounting guidance for leases will have material impact on our consolidated statement of income or statement of cash flows.

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

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability programs. We purchase insurance for individual workers’ compensation claims that exceed $250, $750 or $1,000 depending on the state in which the claim originated.  We purchase insurance for individual general liability claims that exceed $500.  We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses in the lower half of that range and discount them to present value using a risk-free interest rate based on projected timing of payments. We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.

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

Retail Inventory Valuation

Cost of goods sold includes the cost of retail merchandise sold at our stores utilizing the retail inventory method (“RIM”).  Under RIM, the valuation of our retail inventories is determined by applying a cost-to-retail ratio to the retail value of our inventories.  Inherent in the RIM calculation are certain inputs, including initial markons, markups, markdowns and shrinkage, which may significantly impact the gross margin calculation as well as the ending inventory valuation.

Inventory valuation provisions are included for retail inventory obsolescence and retail inventory shrinkage.  Retail inventory is reviewed on a quarterly basis for obsolescence and adjusted as appropriate based on assumptions made by management and judgment regarding inventory aging and future promotional activities.  Retail inventory also includes an estimate of shrinkage that is adjusted upon physical inventory counts.  Annual physical inventory counts are conducted based upon a cyclical inventory schedule.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a two-year average of the physical inventories’ results on a store-by-store basis.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At both August 2, 2019 and August 3, 2018, our outstanding borrowings totaled $400,000 (see Note 6 to our Consolidated Financial Statements).  Loans under our credit facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 6, 7 and 10 to our Consolidated Financial Statements).  To manage this risk in a cost efficient manner, we have entered into interest rate swaps.

A summary of our interest rate swaps at August 2, 2019 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
January 30, 2015	May 3, 2019	2	$60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%
January 16, 2019	May 3, 2019	3	115,000	2.63%
January 16, 2019	May 3, 2019	2	115,000	2.68%

At August 2, 2019, $350,000 of our outstanding borrowings were swapped at a weighted average interest rate of 3.49%; the weighted average interest rate on the remaining $50,000 of our outstanding borrowings was 3.58%.  The impact of a one-percentage point increase in the remaining $50,000 of our outstanding borrowings is approximately $500. At August 3, 2018, our outstanding borrowings of $400,000 were swapped at a weighted average interest rate of 3.73%.  See Note 7 to our Consolidated Financial Statements for further discussion of our interest rate swaps.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2019 and 2018:

	Percentage of Food Purchases
	2019	2018
Beef	14%	14%
Dairy (including eggs)	13%	13%
Fruits and vegetables	12%	12%
Poultry	11%	11%
Pork	11%	11%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of August 2, 2019 and August 3, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended August 2, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 2, 2019 and August 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commitments and Contingencies — Insurance Reserves — Refer to Notes 2 and 16 to the financial statements

Critical Audit Matter Description

The Company self-insures a significant portion of its workers’ compensation and general liability program and records a reserve for all unresolved claims and an estimate of incurred but not reported (IBNR) claims. These reserves and estimates of IBNR claims are based upon a full-scope actuarial study performed annually by management’s specialist at the end of the third quarter and are adjusted by the actuarially determined losses and actual claims payments for the fourth quarter. The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate. Using this information, the Company records the expected losses in the lower half of the range, which is discounted to present value using a risk-free interest rate. The Company also monitors actual claims development as another means of estimating the adequacy of the historical reserves.

We identified insurance reserves as a critical audit matter because estimating the reserve for all unresolved claims and IBNR claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether insurance reserves were appropriately recorded as of August 2, 2019.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the insurance reserves included the following, among others:

•
We tested the effectiveness of controls related to insurance reserves, including management’s controls over the claims data provided to the actuary and those over the estimation of unresolved claims and IBNR claims.

•	We evaluated the methods and assumptions used by management to estimate the insurance reserves by:

−
Testing the underlying data that served as the basis for the actuarial analysis, including reconciling the claims data to the actuarial analysis, testing current year claims and payment data, verifying the self-insured retention limits, testing the annual exposure data, and recalculating the discount using the published risk-free rates.

−	Comparing management’s selected insurance reserve estimates within the range provided by their third-party actuary to historical trends.

−	Performing a retrospective review by comparing the prior year recorded amounts to the subsequent claim emergence.

−
With the assistance of our actuarial specialists, we developed an independent range of estimates of the insurance reserves, utilizing paid and reported loss development factors from the Company’s historical data and industry loss development factors as deemed necessary. We then compared our estimated range to management’s estimates.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

September 27, 2019

We have served as the Company’s auditor since 1974.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
ASSETS	August 2, 2019	August 3, 2018
Current Assets:
Cash and cash equivalents	$36,884	$114,656
Accounts receivable	22,757	19,496
Income taxes receivable	9,449	—
Inventories	154,958	156,253
Prepaid expenses and other current assets	18,332	16,347
Total current assets	242,380	306,752
Property and Equipment:
Land	307,238	307,207
Buildings and improvements	881,705	861,949
Buildings under capital leases	3,289	3,289
Restaurant and other equipment	723,851	658,978
Leasehold improvements	385,340	353,329
Construction in progress	11,392	27,849
Total	2,312,815	2,212,601
Less: Accumulated depreciation and amortization of capital leases	1,143,850	1,063,466
Property and equipment – net	1,168,965	1,149,135
Investment in unconsolidated subsidiary	89,100	—
Other assets	80,780	71,468
Total	$1,581,225	$1,527,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$132,221	$122,332
Taxes withheld and accrued	38,196	37,069
Accrued employee compensation	67,879	60,562
Accrued employee benefits	24,927	25,416
Deferred revenues	81,734	76,292
Dividend payable	32,144	31,117
Other current liabilities	15,373	11,831
Total current liabilities	392,474	364,619
Long-term debt	400,000	400,000
Long-term interest rate swap liability	10,483	—
Other long-term obligations	129,439	128,794
Deferred income taxes	44,119	52,161
Commitments and Contingencies (Notes 10 and 16)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 2019 – 24,049,240 shares issued and outstanding; 2018 – 24,011,550 shares issued and outstanding	241	240
Additional paid-in capital	49,732	44,049
Accumulated other comprehensive income (loss)	(6,913)	4,685
Retained earnings	561,650	532,807
Total shareholders’ equity	604,710	581,781
Total	$1,581,225	$1,527,355

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except share data) Fiscal years ended
	August 2, 2019	August 3, 2018	July 28, 2017

Total revenue	$3,071,951	$3,030,445	$2,926,289
Cost of goods sold (exclusive of depreciation and rent)	931,077	935,397	891,293
Labor and other related expenses	1,078,751	1,055,811	1,017,124
Other store operating expenses	626,453	601,889	563,300
Store operating income	435,670	437,348	454,572
General and administrative expenses	152,826	143,756	141,414
Operating income	282,844	293,592	313,158
Interest expense	16,488	15,169	14,271
Income before income taxes	266,356	278,423	298,887
Provision for income taxes	42,955	30,803	96,988
Net income	$223,401	$247,620	$201,899

Net income per share - basic	$9.29	$10.31	$8.40
Net income per share - diluted	$9.27	$10.29	$8.37

Basic weighted average shares outstanding	24,037,272	24,011,161	24,031,810
Diluted weighted average shares outstanding	24,096,396	24,075,614	24,118,288

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(In thousands) Fiscal years ended
	August 2, 2019	August 3, 2018	July 28, 2017

Net income	$223,401	$247,620	$201,899

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	(15,466)	13,103	15,402
Income tax expense (benefit)	(3,868)	4,189	5,891
Other comprehensive income (loss), net of tax	(11,598)	8,914	9,511
Comprehensive income	$211,803	$256,534	$211,410

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at July 29, 2016	23,956,134	$240	$51,462	$(13,740)	$488,481	$526,443
Comprehensive Income:
Net income	—	—	—	—	201,899	201,899
Other comprehensive income, net of tax	—	—	—	9,511	—	9,511
Total comprehensive income	—	—	—	9,511	201,899	211,410
Cash dividends declared - $8.15 per share	—	—	—	—	(197,544)	(197,544)
Share-based compensation	—	—	8,458	—	—	8,458
Issuance of share-based compensation awards, net of shares withheld for employee taxes	99,548	1	(6,897)	—	—	(6,896)
Tax benefit realized upon exercise of share-based compensation awards	—	—	2,636	—	—	2,636
Purchases and retirement of common stock	—	—	--	—	—	--
Balances at July 28, 2017	24,055,682	241	55,659	(4,229)	492,836	544,507
Comprehensive Income:
Net income	—	—	—	—	247,620	247,620
Other comprehensive income, net of tax	—	—	—	8,914	—	8,914
Total comprehensive income	—	—	—	8,914	247,620	256,534
Cash dividends declared - $8.60 per share	—	—	—	—	(207,649)	(207,649)
Share-based compensation	—	—	6,977	—	—	6,977
Issuance of share-based compensation awards, net of shares withheld for employee taxes	55,868	—	(3,816)	—	—	(3,816)
Tax benefit realized upon exercise of share-based compensation awards	—	—	—	—	—	—
Purchases and retirement of common stock	(100,000)	(1)	(14,771)	—	—	(14,772)
Balances at August 3, 2018	24,011,550	240	$44,049	$4,685	$532,807	$581,781
Comprehensive Income:
Net income	—	—	—	—	223,401	223,401
Other comprehensive income, net of tax	—	—	—	(11,598)	—	(11,598)
Total comprehensive income	—	—	—	(11,598)	223,401	211,803
Cash dividends declared - $8.05 per share	—	—	—	—	(194,558)	(194,558)
Share-based compensation	—	—	8,181	—	—	8,181
Issuance of share-based compensation awards, net of shares withheld for employee taxes	37,690	1	(2,498)	—	—	(2,497)
Tax benefit realized upon exercise of share-based compensation awards	—	—	—	—	-—	—
Purchases and retirement of common stock	—	—	—	—	—	—
Balances at August 2, 2019	24,049,240	$241	$49,732	$(6,913)	$561,650	$604,710

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands) Fiscal years ended
	August 2, 2019	August 3, 2018	July 28, 2017
Cash flows from operating activities:
Net income	$223,401	$247,620	$201,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,537	93,692	86,319
Loss on disposition of property and equipment	10,265	7,119	5,585
Share-based compensation	8,181	6,977	8,458
Excess tax benefit from share-based compensation	—	—	(2,636)
Changes in assets and liabilities:
Accounts receivable	(3,261)	(1,380)	1,273
Income taxes receivable	(9,449)	4,265	14,555
Inventories	1,295	114	(4,059)
Prepaid expenses and other current assets	(1,985)	(500)	(1,274)
Other assets	2,852	(1,400)	(4,344)
Accounts payable	9,889	3,937	(14,098)
Taxes withheld and accrued	1,127	344	(836)
Accrued employee compensation	7,311	(10,389)	9,752
Accrued employee benefits	(489)	(1,343)	(1,169)
Deferred revenues	5,442	3,916	8,348
Other current liabilities	3,492	(8,121)	4,470
Other long-term obligations	1,362	157	3,461
Deferred income taxes	(4,174)	(14,388)	5,063
Net cash provided by operating activities	362,796	330,620	320,767
Cash flows from investing activities:
Purchase of property and equipment	(138,293)	(152,249)	(110,591)
Proceeds from insurance recoveries of property and equipment	753	616	483
Proceeds from sale of property and equipment	151	411	503
Purchase of investment in unconsolidated subsidiary	(89,100)	—	—
Notes receivable from unconsolidated subsidiary	(15,085)	—	—
Net cash used in investing activities	(241,574)	(151,222)	(109,605)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,000	—	—
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(2,497)	(3,816)	(6,896)
Principal payments under long-term debt	(400,000)	—	—
Purchases and retirement of common stock	—	(14,772)	—
Deferred financing costs	(3,022)	—	—
Dividends on common stock	(193,475)	(207,155)	(196,867)
Excess tax benefit from share-based compensation	—	—	2,636
Net cash used in financing activities	(198,994)	(225,743)	(201,127)
Net (decrease) increase in cash and cash equivalents	(77,772)	(46,345)	10,035
Cash and cash equivalents, beginning of year	114,656	161,001	150,966
Cash and cash equivalents, end of year	$36,884	$114,656	$161,001

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$12,100	$17,272	$12,847
Income taxes	56,450	43,471	78,092

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$9,508	$8,183	$6,743
Change in fair value of interest rate swaps	(15,466)	13,103	15,402
Change in deferred tax asset for interest rate swaps	3,868	(4,189)	(5,891)
Dividends declared but not yet paid	32,859	31,784	31,296

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

Investment in unconsolidated subsidiary –  Effective July 18, 2019, the Company purchased approximately 58.6% of the economic ownership interest, and approximately 49.7% of the voting interest, in PBS HoldCo, LLC (“PBS HC”).  PBS HC and its subsidiaries develop, own, and operate food, beverage and entertainment establishments under the name of Punch Bowl Social.  Since the Company has the ability to exercise significant influence, but not control, over PBS HC, the Company accounts for its investment in PBS HC under the equity method.   Accordingly, beginning in the first quarter of 2020, the Company will recognize its proportionate share of the reported earnings or losses of PBS HC adjusted for basis differences on its consolidated statement of income and as an adjustment to the Company’s investment in unconsolidated subsidiary on the consolidated balance sheet.  The Company will assess the impairment of its equity investment whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

Cash and cash equivalents – The Company’s policy is to consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable – Accounts receivable represent their estimated net realizable value.  Accounts receivable are written off when they are deemed uncollectible.

Inventories – Cost of restaurant inventory is determined by the first‑in, first‑out (“FIFO”) method.  Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which are valued using moving average cost.  Approximately 80% of retail inventories are valued using RIM.  Retail inventories valued using RIM are stated at the lower of cost or market.  Cost of restaurant inventory and retail inventory valued using moving average cost are stated at the lower of cost and net realizable value.  See Note 5 for additional information regarding the components of inventory.

Valuation provisions are included for retail inventory obsolescence, retail inventory shrinkage, returns and amortization of certain items.  The estimate of retail inventory shrinkage is adjusted upon physical inventory counts.  Annual physical inventory counts are conducted based upon a cyclical inventory schedule.  An estimate of shrinkage is recorded for the time period between physical inventory counts by using a two-year average of the physical inventories’ results on a store-by-store basis.

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight‑line and double‑declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Buildings under capital leases	15-25
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:
	2019	2018	2017
Total depreciation expense	$107,294	$93,266	$85,912
Depreciation expense related to store operations*	100,366	86,913	79,214
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

Derivative instruments and hedging activities – The Company is exposed to market risk, such as changes in interest rates and commodity prices.  The Company has interest rate risk relative to its outstanding borrowings, which bear interest at the Company’s election either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios under its revolving credit facility (see Note 6).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

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

The Company does not hold or use derivative instruments for trading purposes.  The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.  See Note 7 for additional information on the Company’s derivative and hedging activities.

Segment reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Using these criteria, the Company manages its business on the basis of one reportable operating segment (see Note 9 for additional information regarding segment reporting).

Unredeemed gift cards and certificates – Unredeemed gift cards and certificates represent a liability of the Company related to unearned income and are recorded at their expected redemption value. No revenue is recognized in connection with the point-of-sale transaction when gift cards or gift certificates are sold.  For those states that exempt gift cards and certificates from their escheat laws, the Company makes estimates of the ultimate unredeemed (“breakage”) gift cards and certificates in the period of the original sale and amortizes this breakage over the redemption period that other gift cards and certificates historically have been redeemed by reducing its liability and recording revenue accordingly.  For those states that do not exempt gift cards and certificates from their escheat laws, the Company records breakage in the period that gift cards and certificates are remitted to the state and reduces its liability accordingly.  Any amounts remitted to states under escheat or similar laws reduce the Company’s deferred revenue liability and have no effect on revenue or expense while any amounts that the Company is permitted to retain are recorded as revenue.  See “Revenue recognition” section in this Note for further information regarding breakage.

Revenue recognition – Revenue consists primarily of sales from restaurant and retail operations.  The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest, retail customer or other customer.  The Company recognizes revenues from restaurant sales when payment is tendered at the point of sale, as the Company’s performance obligation to provide food and beverages is satisfied.  The Company recognizes revenues from retail sales when payment is tendered at the point of sale, as the Company’s performance obligation to provide merchandise is satisfied.  Ecommerce sales, including shipping revenue, are recorded upon delivery to the customer.  Additionally, the Company provides for estimated returns based on return history and sales levels.  The Company’s policy is to present sales in the Consolidated Statements of Income on a net presentation basis after deducting sales tax.

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company’s stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.  Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company’s Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For 2019, 2018 and 2017, gift card breakage was $6,814, $6,535, and $7,063, respectively.  Revenue recognized in the Consolidated Statements of Income for 2019, 2018 and 2017, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $42,292, $40,221, and $38,483, respectively.  Deferred revenue related to the Company’s gift cards was $80,073 and $76,199, respectively, at August 2, 2019 and August 3, 2018.

Insurance – The Company self-insures a significant portion of its workers’ compensation and general liability programs.  The Company purchases insurance for individual workers’ compensation claims that exceed $250, $750 or $1,000 depending on the state in which the claim originates.  The Company purchases insurance for individual general liability claims that exceed $500.

The Company records a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims (“IBNR”).  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of the Company’s third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, the Company performs limited scope actuarial studies on a quarterly basis to verify and/or modify the Company’s reserves. The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, the Company records the losses at the lower half of that range and discounts them to present value using a risk-free interest rate based on projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of its reserves.

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

Advertising expense for each of the three years was as follows:

	2019	2018	2017
Advertising expense	$81,855	$83,448	$83,623

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

Net income per share – Basic consolidated net income per share is computed by dividing consolidated net income to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to nonvested stock awards and units, MSU Grants and stock options issued by the Company are calculated using the treasury stock method.  The outstanding nonvested stock awards and units, MSU Grants and stock options issued by the Company represent the only dilutive effects on diluted consolidated net income per share.  See Note 15 for additional information regarding net income per share.

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

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued accounting guidance which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  The accounting guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years on a modified retrospective basis.  The Company will apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented.  This election allows for a cumulative effective adjustment to the opening balance of retained earnings in the period of adoption, and prior periods will not be restated.  The Company has elected the transition package of practical expedients permitted under this guidance, which among other things, allows the carryforward of historical lease classifications.  The Company has elected to not separate lease and non-lease components.  Additionally, the Company has elected to apply the short-term lease exemption to all asset classes.  The Company has implemented software to assist in the quantification of the impact on the Company’s consolidated financial position and results of operations related to the adoption of this accounting guidance in the first quarter of 2020.  The Company is also evaluating additional changes to its processes and internal controls to ensure compliance with the reporting and disclosure requirements of the accounting guidance.  The adoption of this accounting guidance will result in a material increase in lease-related assets and liabilities on the Company’s consolidated balance sheet.  Currently, the Company estimates that the impact to its consolidated balance sheet will be in the range of $490,000 to $540,000.  The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated statements of income and cash flows.

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

3.	Equity Method Investment

Effective July 18, 2019, the Company purchased approximately 58.6% of the economic ownership interest, and approximately 49.7% of the voting ownership interest, in PBS HC for $89,100, which is included on the Company’s consolidated balance sheet as investment in unconsolidated subsidiary at August 2, 2019.  The Company does not have the power to unilaterally direct any activities of PBS HC, a variable interest entity, that most significantly impact PBS HC’s economic performance.  As a result, the Company’s investment in PBS HC, for which it has the ability to exercise significant influence, but not control and is not the primary beneficiary, is accounted for using the equity method.

Additionally, as part of the transaction, the Company purchased promissory notes of $6,900 along with the related interest on the notes and provided additional funding of $8,000 to PBS HC in exchange for a promissory note. These promissory notes and related interest are included in other assets on the consolidated balance sheet.  As part of the purchase agreement with PBS HC, the Company agreed to fund PBS HC up to $51,000 through calendar 2020, of which the Company has funded $12,500 as of August 2, 2019.  The Company’s exposure to risk of loss in PBS HC is generally limited to its investment in the ownership interest and its receivable related to the promissory notes.

4.	Fair Value Measurements

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

•	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at August 2, 2019 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$46	$—	$—	$46
Interest rate swap asset (see Note 7)	—	—	—	—
Total	$46	$—	$—	$46
Deferred compensation plan assets** measured at net asset value				30,593
Total assets at fair value				$30,639

Interest rate swap liability (see Note 7)	$—	$10,483	$—	$10,483
Total liabilities at fair value	$—	$10,483	$—	$10,483

The Company’s assets and liabilities measured at fair value on a recurring basis at August 3, 2018 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$38,446	$—	$—	$38,446
Interest rate swap asset (see Note 7)	—	6,255	—	6,255
Total	$38,446	$6,255	$—	$44,701
Deferred compensation plan assets** measured at net asset value				32,669
Total assets at fair value				$77,370

Interest rate swap liability (see Note 7)	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

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

The fair values of accounts receivable and accounts payable at August 2, 2019 and August 3, 2018, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at August 2, 2019 and August 3, 2018.

5.	Inventories

Inventories were comprised of the following at:

	August 2, 2019	August 3, 2018
Retail	$116,990	$117,606
Restaurant	20,648	20,659
Supplies	17,320	17,988
Total	$154,958	$156,253

6.	Debt

On September 5, 2018, the Company entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”) with substantially the same terms and financial covenants as the Company’s $750,000 revolving credit facility (“Prior Credit Facility”), which it replaced.  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.  Loan acquisition costs associated with the 2019 Revolving Credit Facility were capitalized in the amount of $3,022 and will be amortized over the five-year term of the 2019 Revolving Credit Facility.  Loan acquisition costs of $166 associated with the Prior Credit Facility were written off in the first quarter of 2019 and are recorded in interest expense in the Consolidated Statement of Income.  At August 2, 2019 and August 3, 2018, the Company had $400,000 in outstanding borrowings under the 2019 Revolving Credit Facility and the Prior Credit Facility, respectively.

At August 2, 2019, the Company had $8,955 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 16).  At August 2, 2019, the Company had $541,045 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios.  At August 2, 2019, $350,000 of our outstanding borrowings under the 2019 Revolving Credit Facility were swapped at a weighted average interest rate of 3.49%; the weighted average interest rate on the remaining $50,000 of our outstanding borrowings was 3.58%.  At August 3, 2018, our outstanding borrowings of $400,000 under the Prior Credit Facility were swapped at a weighted average interest rate of 3.73%.  See Note 7 for information on the Company’s interest rate swaps.

The 2019 Revolving Credit Facility contains, and Prior Credit Facility contained, customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At August 2, 2019 and August 3, 2018, the Company was in compliance with all debt covenants under the 2019 Revolving Credit Facility and the Prior Credit Facility, respectively.

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

7.	Derivative Instruments and Hedging Activities

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread was 1.00% and 1.25%, respectively, at August 2, 2019 and August 3, 2018.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at August 2, 2019 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
January 30, 2015	May 3, 2019	2	$60,000	2.16%
January 30, 2015	May 4, 2021	3	120,000	2.41%
January 30, 2015	May 3, 2019	2	60,000	2.15%
January 30, 2015	May 4, 2021	3	80,000	2.40%
January 16, 2019	May 3, 2019	3	115,000	2.63%
January 16, 2019	May 3, 2019	2	115,000	2.68%

The estimated fair values of the Company’s derivative instruments were as follows:

(See Note 4)	Balance Sheet Location	August 2, 2019	August 3, 2018
Interest rate swaps	Prepaid expenses and other current assets	$—	$169
Interest rate swaps	Other assets	—	6,086
Total assets		$—	$6,255

Interest rate swaps	Long-term interest rate swap liability	$10,483	—
Total liabilities		$10,483	$—
**These interest rate swap assets and liabilities are recorded at gross at both August 2, 2019 and August 3, 2018 since there were no offsetting assets and liabilities under the Company’s master netting agreements.

The estimated fair values of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk.  The adjustment related to the Company’s non-performance risk at August 2, 2019 and August 3, 2018 resulted in reductions of $399 and $213, respectively, in the total fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive income (loss) (“AOCIL”), net of the deferred tax assets, and will be reclassified into earnings over the term of the underlying debt.  As of August 2, 2019, the estimated pre-tax portion of AOCIL that is expected to be reclassified into earnings over the next twelve months is $685.  Cash flows related to the interest rate swaps are included in interest expense and in operating activities.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCIL for each of the three years:

	Amount of Income (Loss) Recognized in AOCIL on Derivatives (Effective Portion)
	2019	2018	2017
Cash flow hedges:
Interest rate swaps	$(15,466)	$13,103	$15,402

The following table summarizes the changes in AOCIL, net of tax, related to the Company’s interest rate swaps for the years ended August 2, 2019, August 3, 2018 and July 28, 2017:

	August 2, 2019	August 3, 2018	July 28, 2017
Beginning AOCIL balance	$4,685	$(4,229)	$(13,740)

Other comprehensive income (loss) before reclassifications	(11,752)	11,274	12,082
Amounts reclassified from AOCIL into earnings	154	(2,360)	(2,571)
Other comprehensive income (loss), net of tax	(11,598)	8,914	9,511
Ending AOCIL balance	$(6,913)	$4,685	$(4,229)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for each of the three years:

Location of (Income) Loss Reclassified from AOCIL into Income (Effective Portion)		Amount of (Income) Loss Reclassified from AOCIL into Income (Effective Portion)
		2019	2018	2017
Cash flow hedges:
Interest rate swaps	Interest expense	$(206)	$3,398	$4,163

The following table summarizes the amounts reclassified out of AOCIL related to the Company’s interest rate swaps for the years ended August 2, 2019, August 3, 2018 and July 28, 2017:

Details about AOCIL	August 2, 2019	August 3, 2018	July 28, 2017	Affected Line Item in the Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$206	$(3,398)	$(4,163)	Interest expense
Tax benefit	(52)	1,038	1,592	Provision for income taxes
	$154	$(2,360)	$(2,571)	Net of tax

Any portion of the fair value of the interest rate swaps determined to be ineffective will be recognized currently in earnings.  No ineffectiveness has been recorded in 2019, 2018 and 2017.

8.	Share Repurchases

In each of 2019, 2018 and 2017, subject to a maximum amount of $25,000 and the limits imposed by its credit facility, the Company was authorized to repurchase shares at management’s discretion.  Additionally, in the fourth quarter of 2019, the Company’s Board of Directors increased the share repurchase authorization to $50,000. The Company did not repurchase any shares of its common stock in 2019 and 2017.  In 2018, the Company repurchased 100,000 shares of its common stock in the open market at an aggregate cost of $14,772.

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

Disaggregation of revenue

Total revenue was comprised of the following at:

	2019	2018	2017
Restaurant	$2,482,377	$2,439,389	$2,351,212
Retail	589,574	591,056	575,077
Total revenue	$3,071,951	$3,030,445	$2,926,289

10.	Leases

As of August 2, 2019, the Company operated 247 stores in leased facilities and also leased certain land, a retail distribution center and advertising billboards.

Rent expense under operating leases, including the sale-leaseback transactions discussed below, for each of the last three years was:

Year	Minimum	Contingent	Total
2019	$78,044	$280	$78,324
2018	76,445	255	76,700
2017	75,000	252	75,252

The following is a schedule by year of the future minimum rental payments required under the Company’s operating leases as of August 2, 2019:

Year	Total
2020	$69,249
2021	40,962
2022	36,280
2023	33,639
2024	34,020
Later years	515,169
Total	$729,319

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

The Company leases 65 of its stores pursuant to a sale-leaseback transaction which closed in 2000.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and have certain financial covenants related to fixed charge coverage for the leased stores.  At August 2, 2019 and August 3, 2018, the Company was in compliance with these covenants.

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

The 2010 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,500,000 shares of the Company’s common stock.  However, this share reserve is increased by shares awarded under this and prior plans which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation.  Additionally, this share reserve was decreased by shares granted from prior plans after July 30, 2010 until December 1, 2010.  At August 2, 2019, the number of shares authorized for future issuance under the Company’s active plan is 986,504.  At August 2, 2019, the number of outstanding awards under the 2010 Omnibus Plan was 99,822.

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

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at August 2, 2019:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2019 LTPP	2019 – 2020	2 or 3
2018 LTPP	2018 – 2019	2 or 3

The following table summarizes the shares that have been accrued under the 2019 LTPP and 2018 LTPP at August 2, 2019:

2019 LTPP	13,104
2018 LTPP	17,190

A summary of the Company’s nonvested stock activity as of August 2, 2019, and changes during 2019 are presented in the following table:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at August 3, 2018	41,758	$143.73
Granted	49,724	150.13
Vested	(34,692)	147.55
Forfeited	(4,207)	144.93
Unvested at August 2, 2019	52,583	$147.17

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2019	2018	2017
Total fair value of nonvested stock	$5,119	$5,976	$14,700

Nonvested Stock Units

Beginning in 2017, the Company adopted long-term incentive plans that award nonvested stock units based upon relative total shareholder return (“rTSR RSUs”).  The number of nonvested stock units that will ultimately be awarded and will vest at the end of the applicable three-year performance period is based on relative total shareholder return, which is defined as increases in the Company’s stock price plus dividends paid during the performance period as compared to the total shareholder return of a group of peer companies determined by the Committee.  The number of shares awarded at the end of the performance period for each nonvested stock unit may range from 75% to 125% of the target award.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned.  In addition to a service requirement, the vesting of the 2017 and 2018 rTSR RSUs are also subject to the achievement of a specified level of operating income during the performance period.  If this performance goal is not met, no nonvested stock units will be awarded and no compensation expense will be recorded.

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
•
The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.  The risk-free rates for the nonvested stock units granted in 2017 ranged from 1.0% to 1.4%. The risk-free interest rates for the nonvested stock units granted in 2018 and 2019 were 1.6% and 2.9%, respectively.

•	The expected dividend yield is assumed to be zero since the award holders are entitled to any dividends paid over the performance period.

Dividends accrue on the nonvested stock units. Dividends will be forfeited for nonvested stock units that do not vest.

The following table summarizes the shares that have been accrued for rTSR RSUs awards under the 2019, 2018 and 2017 long-term incentive plans at August 2, 2019:

Shares
2019 rTSR RSUs	3,675
2018 rTSR RSUs	5,722
2017 rTSR RSUs	7,548

Performance-Based Market Stock Units

The number of MSU Grants (last granted in 2016) that were awarded and vested at the end of the applicable three-year performance period for each annual plan was based on total shareholder return, which was defined as the change in the Company’s stock price plus dividends paid during the performance period.

Similar to the rTSR RSUs, the fair value of the MSU Grants was determined using the Monte-Carlo simulation model.  This model incorporated the following ranges of assumptions:

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

Dividends accrued on the 2016 MSU Grants. Dividends were forfeited for any MSU Grants that did not vest.

 Stock Options

Prior to 2012, stock options were granted with an exercise price equal to the market price of the Company’s stock on the grant date; those option awards generally vested at a cumulative rate of 33% per year beginning on the first anniversary of the grant date and expired ten years from the date of grant.  No stock options were granted in 2017, 2018 or 2019.  All of the Company’s outstanding stock options were exercised in 2018.

The following table summarizes the total intrinsic values of options exercised during each of the three years:

	2019	2018	2017
Total intrinsic values of options exercised*	$—	$466	$1,070
*The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2019	2018	2017
Nonvested stock awards and units	$8,181	$6,052	$6,654
MSU Grants	—	925	1,804
Total compensation expense	$8,181	$6,977	$8,458

The following table highlights the total unrecognized compensation expense related to the outstanding nonvested stock awards and nonvested stock units and the weighted-average periods over which the expense is expected to be recognized as of August 2, 2019:

	Nonvested Stock Awards	Nonvested Stock Units
Total unrecognized compensation	$3,496	$1,363
Weighted-average period in years	1.73	1.67

The following table highlights the total income tax benefit recognized in the Consolidated Statements of Income for each of the three years:

	2019	2018	2017
Total income tax benefit	$1,317	$774	$2,740

During 2019, the Company issued 37,690 shares of its common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net reduction to shareholders’ equity of $2,497.

12.	Shareholder Rights Plan

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

At August 2, 2019, none of the Rights were exercisable.

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

The Rights Agreement expires on April 9, 2021.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock.  In 2019 and 2018, the Company matched 50% of employee contributions for each participant in the 401(k) Savings Plan up to a total of 5% of the employee’s compensation and matched 25% of employee contributions in the Non-Qualified Savings Plan up to a total of 6% of the employee’s compensation.  In 2017, the Company matched 25% of employee contributions for each participant in either plan up to a total of 6% of the employee’s compensation.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $30,593 is included in other assets and the related liability to the participants of $30,593 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2019	2018	2017
401(k) Savings Plan	$4,553	$3,812	$2,501
Non-Qualified Savings Plan	320	342	291

14.	Income Taxes

The components of the provision for income taxes for each of the three years were as follows:

	2019	2018	2017
Current:
Federal	$38,831	$40,761	$83,743
State	8,310	6,099	7,567
Deferred:
Federal	(1,427)	(16,779)	4,696
State	(2,759)	722	982
Total provision for income taxes	$42,955	$30,803	$96,988

A reconciliation of the Company’s provision for income taxes and income taxes based on the statutory U.S. federal rate of 21.0%, 26.9% and 35.0% in 2019, 2018 and 2017, respectively, was as follows:

	2019	2018	2017
Provision computed at federal statutory income tax rate	$55,935	$74,859	$104,611
State and local income taxes, net of federal benefit	4,248	5,066	5,856
Revaluation of deferred taxes due to a reduction in the federal tax rate at the enactment date of the Tax Act	—	(26,772)	—
Revaluation of deferred taxes due to the impact of the change in rate on 2018 temporary items	—	(3,710)	—
Employer tax credits for FICA taxes paid on employee tip income	(15,107)	(13,707)	(11,543)
Other employer tax credits	(3,537)	(4,476)	(2,814)
Other-net	1,416	(457)	878
Total provision for income taxes	$42,955	$30,803	$96,988

The increase in the Company’s provision for income taxes from 2018 to 2019 reflected the significant impact of the Tax Act.  The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%.  This rate reduction lowered deferred tax liabilities, the tax benefit of which was recognized in 2018.

Similarly, the decrease in the Company’s provision for income taxes from 2017 to 2018 reflected the significant impact of the Tax Act.  In accordance with Section 15 of the Internal Revenue Code, the Company used a blended rate of 26.9% for its fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date of the Tax Act.

Significant components of the Company’s net deferred tax liability consisted of the following at:

	August 2, 2019	August 3, 2018
Deferred tax assets:
Compensation and employee benefits	$6,496	$6,342
Deferred rent	13,424	12,667
Accrued liabilities	21,379	8,546
Insurance reserves	7,571	7,291
Inventory	2,873	3,106
Other	536	—
Deferred tax assets	$52,279	$37,952

Deferred tax liabilities:
Property and equipment	$85,379	$75,433
Inventory	7,363	7,448
Other	3,656	7,232
Deferred tax liabilities	96,398	90,113
Net deferred tax liability	$44,119	$52,161

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets.  As of August 2, 2019 and August 3, 2018, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $18,006 and $18,634, respectively.

Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	August 2, 2019	August 3, 2018	July 28, 2017
Balance at beginning of year	$18,634	$20,731	$21,899
Tax positions related to the current year:
Additions	2,742	3,029	4,003
Reductions	—	—	—
Tax positions related to the prior year:
Additions	203	610	582
Reductions	(348)	(575)	(2,966)
Settlements	(1,784)	(3,878)	(1,027)
Expiration of statute of limitations	(1,441)	(1,283)	(1,760)
Balance at end of year	$18,006	$18,634	$20,731

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate.  The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2019	2018	2017
Uncertain tax positions	$14,225	$14,721	$13,475

The Company had $6,297, $5,681, and $6,128 in interest and penalties accrued as of August 2, 2019, August 3, 2018, and July 28, 2017, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $616, $(447) and $631 in its provision for income taxes on August 2, 2019, August 3, 2018 and July 28, 2017, respectively.  The increase from 2018 to 2019 was primarily attributable to additional accruals in excess of settlements and expirations.  The decrease from 2017 to 2018 was primarily attributable to audit settlements in 2018.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at August 2, 2019 by approximately $3,000 to $4,000 within the next twelve months.  At August 2, 2019, the Company was subject to income tax examinations for its U.S. federal income taxes after 2015 and for state and local income taxes generally after 2015.

15.	Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2019	2018	2017
Net income per share numerator	$223,401	$247,620	$201,899

Net income per share denominator:
Basic weighted average shares outstanding	24,037,272	24,011,161	24,031,810
Add potential dilution:
Nonvested stock awards and units, MSU Grants and stock options	59,124	64,453	86,478
Diluted weighted average shares outstanding	24,096,396	24,075,614	24,118,288

16.	Commitments and Contingencies

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of August 2, 2019, the Company had $8,955 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 6).

As of August 2, 2019, the Company is secondarily liable for lease payments associated with two properties.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees, and therefore, no provision has been recorded in the Consolidated Balance Sheets for amounts to be paid in case of non-performance by the third party by the primary obligor under such lease agreements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no liability has been recorded in the Consolidated Balance Sheet.

17.	Quarterly Financial Data (Unaudited)

Quarterly financial data for 2019 and 2018 are summarized as follows:

	1st Quarter	2nd Quarter(a)	3rd Quarter	4th Quarter(b)
2019
Total revenue	$733,543	$811,707	$739,603	$787,098
Store operating income	100,613	112,935	102,210	119,912
Income before income taxes	57,329	72,534	60,974	75,519
Net income	47,207	60,755	50,414	65,025
Net income per share – basic	1.97	2.53	2.10	2.70
Net income per share – diluted	1.96	2.52	2.09	2.70
2018
Total revenue	$710,368	$787,771	$721,413	$810,893
Store operating income	107,731	112,686	98,718	118,213
Income before income taxes	67,220	72,994	59,715	78,494
Net income	46,380	91,139	48,747	61,354
Net income per share – basic	1.93	3.80	2.03	2.56
Net income per share – diluted	1.92	3.79	2.03	2.55

(a)
The Company recorded a provisional tax benefit for the re-measurement of deferred tax liabilities of $27,032 and $2,500 for long-term and short-term liabilities in the second quarter of fiscal 2018 as a result of the Tax Act.

(b)	The Company’s fourth quarter of fiscal 2018 consisted of 14 weeks.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of August 2, 2019, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended August 2, 2019 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion based on this evaluation.  We have concluded that our internal control over financial reporting was effective as of August 2, 2019, based on these criteria.

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
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of August 2, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 2, 2019, of the Company and our report dated September 27, 2019, expressed an unqualified opinion on those financial statements.

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
September 27, 2019

ITEM 9B.	OTHER INFORMATION

None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2019 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions—Code of Ethics.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2019 Proxy Statement: “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in the section of the 2019 Proxy Statement entitled “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2019 Proxy Statement.  No other portion of the section of the 2019 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

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

4(c), 10(b)
Credit Agreement, dated as of September 5, 2018, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (3)

4(d), 10(c)
First Amendment to Credit Agreement, dated as of July 18, 2019, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (filed herewith)

4(e)	Rights Agreement, dated as of April 9, 2018, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (4)

4(f)	Description of Capital Stock (filed herewith)

10(d)	Form of Stock Option Award under the CBRL Group, Inc. 2002 Omnibus Incentive Compensation Plan† (5)

10(e)	Master Lease, dated July 31, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 21 Cracker Barrel Old Country Store® sites (6)

10(f)
Master Lease, dated July 31, 2000, between Country Stores Property I, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of nine Cracker Barrel Old Country Store® sites (7)

10(g)
Master Lease, dated July 31, 2000, between Country Stores Property II, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 23 Cracker Barrel Old Country Store® sites (8)

10(h)
Master Lease, dated July 31, 2000, between Country Stores Property III, LLC, as Lessor, and Cracker Barrel Old Country Store, Inc., as Lessee, for lease of 12 Cracker Barrel Old Country Store® sites (9)

10(i)	Cracker Barrel Old Country Store, Inc. Amended and Restated Stock Option Plan (as amended to date)† (10)

10(j)	Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (11)

10(k)	Cracker Barrel Old Country Store, Inc. 2002 Omnibus Incentive Compensation Plan (as amended to date)† (12)

10(l)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (13)

10(m)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (14)

10(n)	Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (15)

10(o)	Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (16)

10(p)	Amendment to Deferred Compensation Plan†(17)

10(q)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (18)

10(r)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2017 Long-Term Incentive Program† (19)

10(s)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2018 Long-Term Incentive Program† (20)

10(t)	Form of Severance Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (21)

10(u)	Form of Change of Control Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (22)

10(v)	Employment Agreement with Sandra B. Cochran, dated as of July 27, 2018† (23)

10(w)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2019 Annual Bonus Plan† (24)

10(x)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2019 Long-Term Incentive Program† (25)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 000-25225).

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012 (Commission File No. 000-25225).

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 10, 2018.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 9, 2018.

(5)	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2005 (Commission File No. 000-25225).

(6)	Incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2000 (Commission File No. 000-25225).

(7)	Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2017.

(8)	Incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2017.

(9)	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 28, 2017.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 30, 2009 (Commission File No. 000-25225).

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2009 (Commission File No. 000-25225).

(12)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 29, 2010 (Commission File No. 000-25225).

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(15)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(16)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(17)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013 (Commission File No. 000-25225).

(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 28, 2016.

(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on October 3, 2017.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018.

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 30, 2018.

(24)	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 28, 2018.

(25)	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 28, 2018.

†Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of September, 2019.

CRACKER BARREL OLD COUNTRY STORE, INC.
By:
/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 27th day of September, 2019.

Name	Title

/s/Sandra B. Cochran Sandra B. Cochran	President, Chief Executive Officer and Director

/s/Jill M. Golder Jill M. Golder	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Jeffrey M. Wilson Jeffrey M. Wilson	Vice President, Corporate Controller (Principal Accounting Officer)

/s/Thomas H. Barr Thomas H. Barr	Director

/s/Carl T. Berquist Carl T. Berquist	Director

/s/James W. Bradford James W. Bradford	Director and Chairman of the Board

/s/Meg G. Crofton Meg G. Crofton	Director

/s/Richard J. Dobkin Richard J. Dobkin	Director

/s/Norman E. Johnson Norman E. Johnson	Director

/s/William W. McCarten William W. McCarten	Director

/s/Coleman H. Peterson Coleman H. Peterson	Director

/s/Andrea M. Weiss Andrea M. Weiss	Director