Form 10-Q
period 2019-11-01
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2019-11-26
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 1, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from___________ to ___________

Commission file number: 001-25225

Cracker Barrel Old Country Store, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-0812904 (I.R.S. Employer Identification Number)

305 Hartmann Drive, Lebanon, Tennessee (Address of principal executive offices)	37087-4779 (Zip code)

Registrant's telephone number, including area code: (615) 444-5533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (Par Value $0.01) Rights to Purchase Series A Junior Participating Preferred Stock (Par Value $0.01)	CBRL	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

23,980,825 Shares of Common Stock
Outstanding as of November 19, 2019

Index
CRACKER BARREL OLD COUNTRY STORE, INC.

Index

PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	November 1, 2019	August 2, 2019*
Current Assets:
Cash and cash equivalents	$43,209	$36,884
Accounts receivable	22,104	22,757
Income taxes receivable	11,366	9,449
Inventories	188,719	154,958
Prepaid expenses and other current assets	28,015	18,332
Total current assets	293,413	242,380
Property and equipment	2,341,135	2,312,815
Less: Accumulated depreciation and amortization	1,163,166	1,143,850
Property and equipment – net	1,177,969	1,168,965
Operating lease right-of-use assets, net	473,488	—
Investment in unconsolidated subsidiary	83,120	89,100
Goodwill	6,364	—
Other assets	103,533	80,780
Total assets	$2,137,887	$1,581,225
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$145,945	$132,221
Current operating lease liabilities	50,684	—
Other current liabilities	246,028	260,253
Total current liabilities	442,657	392,474

Long-term debt	485,000	400,000
Long-term operating lease liabilities	467,085	—
Long-term interest rate swap liability	11,098	10,483
Other long-term obligations	70,079	129,439
Deferred income taxes	56,184	44,119

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 23,975,958 shares issued and outstanding at November 1, 2019, and 24,049,240 shares issued and outstanding at August 2, 2019	240	241
Additional paid-in capital	35,349	49,732
Accumulated other comprehensive loss	(7,351)	(6,913)
Retained earnings	577,546	561,650
Total shareholders’ equity	605,784	604,710
Total liabilities and shareholders’ equity	$2,137,887	$1,581,225

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 2, 2019, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2019.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	November 1, 2019	November 2, 2018

Total revenue	$749,040	$733,543
Cost of goods sold (exclusive of depreciation and rent)	219,814	222,293
Labor and other related expenses	263,314	258,159
Other store operating expenses	162,908	152,478
Store operating income	103,004	100,613
General and administrative expenses	39,631	38,935
Operating income	63,373	61,678
Interest expense, net	3,580	4,349
Income before income taxes	59,793	57,329
Provision for income taxes	10,590	10,122
Loss from unconsolidated subsidiary	(5,980)	—
Net income	$43,223	$47,207

Net income per share:
Basic	$1.80	$1.97
Diluted	$1.79	$1.96

Weighted average shares:
Basic	24,038,354	24,022,586
Diluted	24,103,922	24,073,722

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended
	November 1, 2019	November 2, 2018

Net income	$43,223	$47,207

Other comprehensive income (loss) before income tax expense:
Change in fair value of interest rate swaps	(545)	1,699
Income tax expense (benefit)	(107)	406
Other comprehensive income (loss), net of tax	(438)	1,293
Comprehensive income	$42,785	$48,500

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at August 2, 2019	24,049,240	$241	$49,732	$(6,913)	$561,650	$604,710
Comprehensive Income:
Net income	—	—	—	—	43,223	43,223
Other comprehensive loss, net of tax	—	—	—	(438)	—	(438)
Total comprehensive income	—	—	—	(438)	43,223	42,785
Cash dividends declared - $1.30 per share	—	—	—	—	(31,452)	(31,452)
Share-based compensation	—	—	1,798	—	—	1,798
Issuance of share-based compensation awards, net of shares withheld for employee taxes	18,466	—	(1,994)	—	—	(1,994)
Purchases and retirement of common stock	(91,748)	(1)	(14,187)	—	—	(14,188)
Cumulative-effect of change in accounting principle	—	—	—	—	4,125	4,125
Balances at November 1, 2019	23,975,958	$240	$35,349	$(7,351)	$577,546	$605,784

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at August 3, 2018	24,011,550	$240	$44,049	$4,685	$532,807	$581,781
Comprehensive Income:
Net income	—	—	—	—	47,207	47,207
Other comprehensive income, net of tax	—	—	—	1,293	—	1,293
Total comprehensive income	—	—	—	1,293	47,207	48,500
Cash dividends declared - $1.25 per share	—	—	—	—	(30,176)	(30,176)
Share-based compensation	—	—	2,089	—	—	2,089
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,825	—	(2,016)	—	—	(2,016)
Balances at November 2, 2018	24,034,375	$240	$44,122	$5,978	$549,838	$600,178

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	November 1, 2019	November 2, 2018
Cash flows from operating activities:
Net income	$43,223	$47,207
Net loss from unconsolidated subsidiary	5,980	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,678	24,838
Loss on disposition of property and equipment	1,740	3,056
Impairment	664	—
Share-based compensation	1,798	2,089
Noncash lease expense	15,330	—
Changes in assets and liabilities:
Inventories	(33,534)	(25,316)
Other current assets	(10,875)	(6,691)
Accounts payable	11,848	8,824
Other current liabilities	(18,000)	3,633
Other long-term assets and liabilities	(2,017)	1,987
Net cash provided by operating activities	44,835	59,627
Cash flows from investing activities:
Purchase of property and equipment	(27,901)	(37,070)
Proceeds from insurance recoveries of property and equipment	73	324
Proceeds from sale of property and equipment	1,534	80
Notes receivable from unconsolidated subsidiary	(16,000)	—
Acquisition of business, net of cash acquired	(32,971)	—
Net cash used in investing activities	(75,265)	(36,666)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	129,000	400,000
Taxes withheld from issuance of share-based compensation awards	(1,994)	(2,016)
Principal payments under long-term debt	(44,000)	(400,000)
Purchases and retirement of common stock	(14,188)	—
Deferred financing costs	—	(3,022)
Dividends on common stock	(32,063)	(30,948)
Net cash provided by (used in) financing activities	36,755	(35,986)

Net increase (decrease) in cash and cash equivalents	6,325	(13,025)
Cash and cash equivalents, beginning of period	36,884	114,656
Cash and cash equivalents, end of period	$43,209	$101,631

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,174	$2,570
Income taxes	$167	$219

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$4,866	$10,075
Change in fair value of interest rate swaps	$(545)	$1,699
Change in deferred tax asset for interest rate swaps	$107	$(406)
Dividends declared but not yet paid	$32,248	$31,010

*See Note 11 for additional supplemental disclosures related to leases

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 2, 2019 (the “2019 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2019 Form 10-K except for the newly adopted accounting guidance for leases discussed in Note 11.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

Recent Accounting Pronouncements Adopted

Leases

In February 2016, the FASB issued accounting guidance which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  The Company adopted this accounting guidance as of August 3, 2019, using the modified retrospective approach.  Under this approach, existing leases were recorded at the adoption date rather than the beginning of the earliest comparative period presented.  This approach allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and prior periods are not restated.   The Company elected the transition package of practical expedients permitted under this guidance, which among other things, allows the carryforward of historical lease classifications.  The Company elected to not separate lease and non-lease components for all classes of leased assets.  Additionally, the Company elected to apply the short-term lease exemption to all asset classes.  The Company chose not to elect the hindsight practical expedient.

Adoption of the accounting guidance for leases resulted in the recognition of right-of-use operating lease assets of $464,394 and total operating lease liabilities of $506,406 as of August 3, 2019.  At adoption, the lease liabilities were measured based upon the present value of remaining rental payments for existing operating leases primarily related to real estate leases.  The right-of-use assets were offset primarily by straight-line lease liabilities that existed at the adoption date. The cumulative-effect of applying the accounting guidance for leases resulted in an adjustment to retained earnings of $4,125 at August 3, 2019, related to the elimination of the deferred gains on the Company’s sale-leaseback transactions from 2000 and 2009.  See Note 11 for additional information regarding leases.

Accounting for Hedging Activities

In August 2017, the FASB issued accounting guidance which amends the recognition, presentation and disclosure requirements of hedge accounting in order to better portray the economics of entities’ risk management activities, increase transparency and understandability of hedging relationships and simplify the application of hedge accounting.  The recognition requirements for cash flow and net investment hedges existing at the date of adoption will be applied using a cumulative-effect adjustment to retained earnings.  The amended presentation and disclosure requirements will be applied on a prospective basis.  The adoption of this accounting guidance in the first quarter of 2020 did not have a significant impact on the Company’s consolidated financial position or results of operations, and the Company did not record a cumulative-effect adjustment to the opening balance of retained earnings.

Index
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On December 22, 2017, the U.S. government enacted P.L. 115-97, the Tax Cuts and Jobs Act (the “Tax Act”).  In February 2018, the FASB issued accounting guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act.  This accounting guidance was effective for the Company in the first quarter of 2020.  The Company did not elect this reclassification option.  As a result, this accounting guidance had no impact on the Company’s consolidated financial position or results of operations.

Share-Based Payment Arrangements With Nonemployees

In June 2018, the FASB issued accounting guidance in order to simplify accounting for share-based payments granted to nonemployees for goods and services.  This new guidance aligns most of the accounting requirements for share-based payments granted to nonemployees with the existing guidance for share-based payments granted to employees.  The adoption of this accounting guidance in the first quarter of 2020 had no impact on the Company’s consolidated financial position or results of operations.

2.	Acquisition

The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired and the liabilities assumed are recognized and measured at their fair values on the date the Company obtains control in the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as estimated amounts.  Adjustments to these estimated amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired and the liabilities assumed has been obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired.  Goodwill and other intangibles will be evaluated for impairment annually during each fourth quarter period and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value.

Effective October 10, 2019, the Company acquired 100% ownership of Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept, for a purchase price of $36,000, of which $32,000 was paid to the sellers in cash with the remaining $4,000 being held as security for the satisfaction of indemnification obligations.  The unused portion held as security, if any, will be paid in two installments with $1,500 due to the principal seller on the one-year anniversary of closing and the remaining amount due to the sellers on the two-year anniversary of closing.

The Company believes that this investment supports its strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.  At November 1, 2019, MSBC had 28 company-owned and five franchised fast casual locations across seven states.

The goodwill of $6,364 arising from the acquisition consists largely of the Company’s determination of the value of MSBC’s future free cash flows less the value of the identifiable tangible and intangible assets and liabilities.  None of the goodwill recognized is expected to be deductible for income tax purposes.  Acquisition-related costs of $1,269 were recorded in general and administrative expenses in the condensed consolidated statement of income.

Index
The following table summarizes the consideration paid for MSBC and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of total consideration transferred	$36,000

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$96
Property and equipment	13,580
Operating lease right-of-use assets, net	14,280
Indefinite-lived intangible asset*	19,460
Other current and noncurrent assets	394
Financial liabilities	(1,876)
Operating lease liabilities	(15,973)
Other noncurrent liabilities	(325)
Total identifiable net assets	29,636
Goodwill	$6,364

*Consists entirely of MSBC's Tradename

All amounts recorded during the quarter ended November 1, 2019 related to the assets acquired, liabilities assumed and goodwill are provisional due to the acquisition of MSBC occurring approximately three weeks’ prior the Company’s quarter end date of November 1, 2019.

The amounts of MSBC’s revenue and earnings included in the Company’s condensed consolidated statement of income for the quarter ended November 1, 2019, and the consolidated revenue and earnings had the acquisition date occurred on August 2, 2018, are as follows:

	Revenue	Earnings
Actual from acquisition date of October 10, 2019 to the quarter ended November 1, 2019	$1,208	$58
Supplemental pro forma for the quarter ended November 1, 2019	752,891	43,017
Supplemental pro forma for the quarter ended November 2, 2018	738,222	46,876

3.	Equity Method Investment

Effective July 18, 2019, the Company purchased approximately 58.6% of the economic ownership interest, and approximately 49.7% of the voting interest, in PBS HoldCo, LLC (“PBS HC”).  PBS HC and its subsidiaries develop, own, and operate food, beverage and entertainment establishments under the name of Punch Bowl Social (“PBS”).  The Company does not have the power to unilaterally direct any activities of PBS HC, a variable interest entity, that most significantly impact PBS HC’s economic performance.  As a result, the Company’s investment in PBS HC, for which it has the ability to exercise significant influence, but not control and is not the primary beneficiary, is accounted for using the equity method.  Accordingly, the Company recognizes its proportionate share of the reported earnings or losses of PBS HC adjusted for basis differences on its consolidated statement of income and as an adjustment to the Company’s investment in unconsolidated subsidiary on the consolidated balance sheet.  The Company will assess the impairment of its equity investment whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.  The Company’s investment in PBS HC was $83,120 and $89,100, respectively at November 1, 2019 and August 2, 2019, and is recorded on the Company’s condensed consolidated balance sheet as investment in unconsolidated subsidiary.

Additionally, as part of the purchase transaction, the Company purchased promissory notes of $6,900 along with the related interest on the notes and provided additional funding of $8,000 to PBS HC in exchange for a promissory note. As part of the purchase agreement with PBS HC, the Company agreed to fund PBS HC up to $51,000 through calendar 2020, of which the Company has funded $28,500 and $12,500, respectively, as of November 1, 2019 and August 2, 2019.  The related promissory notes are included in other assets on the condensed consolidated balance sheet. The Company’s exposure to risk of loss in PBS HC is generally limited to its investment in the ownership interest and its receivable related to the promissory notes.

Index

4.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at November 1, 2019 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$10,046	$—	$—	$10,046
Interest rate swap asset (see Note 7)	—	189	—	189
Total	$10,046	$189	$—	$10,235
Deferred compensation plan assets**				31,765
Total assets at fair value				$42,000

Interest rate swap liability (see Note 7)	$—	$11,098	$—	$11,098
Total liabilities at fair value	$—	$11,098	$—	$11,098

The Company’s assets and liabilities measured at fair value on a recurring basis at August 2, 2019 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$46	$—	$—	$46
Interest rate swap asset (see Note 7)	—	—	—	—
Total	$46	$—	$—	$46
Deferred compensation plan assets**				30,593
Total assets at fair value				$30,639

Interest rate swap liability (see Note 7)	$—	$10,483	$—	$10,483
Total liabilities at fair value	$—	$10,483	$—	$10,483

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at November 1, 2019 and August 2, 2019.

Assets Measured at Fair Value on a Nonrecurring Basis

As part of the Company’s acquisition of MSBC effective October 10, 2019, the Company recorded MSBC’s property and equipment and the MSBC tradename at fair value.  The remaining identifiable assets and liabilities acquired were recorded at carrying value, which approximated their fair value at October 10, 2019.  Additionally, goodwill was recorded as the excess of fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired.  The fair value of MSBC’s property and equipment, tradename and the related goodwill are considered Level 3 inputs.  The valuation method used by the Company depends on the type of asset and the availability of data.

Index
The Company’s assets measured at fair value on a nonrecurring basis as of October 10, 2019 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Property and equipment	$—	$—	$13,580	$13,580
Tradename*	—	—	19,460	19,460
Goodwill	—	—	6,364	6,364
Total	$—	$—	$39,404	$39,404

*Included in the Condensed Consolidated Balance Sheets as other assets.

As noted in Note 2 above, the amounts recorded for these assets are estimated.  See Note 2 for further information in regards to the determination of goodwill.

The fair value of the property and equipment was determined by using the cost approach.  Assumptions used in the cost method included estimates of replacement costs for similar property and equipment.   Replacement cost was estimated to be approximately $500 per MSBC store.

The fair value of MSBC’s tradename was determined by using the present value of estimated cash flows from comparable industry royalty rates for MSBC’s estimated future revenue streams.  Assumptions used under this approach included an approximate 2.5% royalty rate and a discount rate of 12.0%.

5.	Inventories

Inventories were comprised of the following at:

	November 1, 2019	August 2, 2019
Retail	$145,273	$116,990
Restaurant	25,168	20,648
Supplies	18,278	17,320
Total	$188,719	$154,958

6.	Debt

On September 5, 2018, the Company entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”).   The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.

At November 1, 2019 and August 2, 2019, the Company had $485,000 and $400,000, respectively, of outstanding borrowings under the 2019 Revolving Credit Facility.  At November 1, 2019, the Company had $6,879 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 13 for more information on the Company’s standby letters of credit).  At November 1, 2019, the Company had $458,121 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  At November 1, 2019, $350,000 of the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.49% (see Note 7 for information on the Company’s interest rate swaps).  At November 1, 2019, the weighted average interest rate on the remaining $135,000 of the Company’s outstanding borrowings was 3.11%.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At November 1, 2019, the Company was in compliance with all financial covenants.

Index
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

7.	Derivative Instruments and Hedging Activities

The Company has interest rate risk relative to its outstanding borrowings (see Note 6 for information on the Company’s outstanding borrowings).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost-efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at November 1, 2019 was 1.00%.

All of the Company’s interest rate swaps are accounted for as cash flow hedges.  For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings and is presented in the same statement of income line item as the earnings effect of the hedged item.  Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness, if any, will be recognized currently in earnings in the same statement of income line item as the earnings effect of the hedged item.

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

Index
A summary of the Company’s interest rate swaps at November 1, 2019 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
January 30, 2015	May 3, 2019	2.0	$60,000	2.16%
January 30, 2015	May 4, 2021	3.0	120,000	2.41%
January 30, 2015	May 3, 2019	2.0	60,000	2.15%
January 30, 2015	May 4, 2021	3.0	80,000	2.40%
January 16, 2019	May 3, 2019	3.0	115,000	2.63%
January 16, 2019	May 3, 2019	2.0	115,000	2.68%
August 6, 2019	November 4, 2019	1.5	50,000	1.50%
August 7, 2019	May 3, 2021	1.0	35,000	1.32%
August 7, 2019	May 3, 2022	2.0	100,000	1.40%
August 7, 2019	May 3, 2022	2.0	100,000	1.36%

The estimated fair values of the Company’s derivative instruments as of November 1, 2019 and August 2, 2019 were as follows:

(See Note 4)	Balance Sheet Location	November 1, 2019	August 2, 2019
Interest rate swaps	Other assets	$189	$—
Total assets		$189	$—

Interest rate swaps	Long-term interest rate swap liability	$11,098	$10,483
Total liabilities		$11,098	$10,483

The following table summarizes the offsetting of the Company’s derivative assets in the Condensed Consolidated Balance Sheets at November 1, 2019 and August 2, 2019:

	Gross Asset Amounts		Liability Amount Offset		Net Asset Amount Presented in the Balance Sheets
(See Note 4)	November 1, 2019	August 2, 2019	November 1, 2019	August 2, 2019	November 1, 2019	August 2, 2019
Interest rate swaps	$189	$—	$—	$—	$189	$—

The following table summarizes the offsetting of the Company’s derivative liabilities in the Condensed Consolidated Balance Sheets at November 1, 2019 and August 2, 2019:

	Gross Liability Amounts		Asset Amount Offset		Net Liability Amount Presented in the Balance Sheets
(See Note 4)	November 1, 2019	August 2, 2019	November 1, 2019	August 2, 2019	November 1, 2019	August 2, 2019
Interest rate swaps	$11,241	$10,483	$(143)	$—	$11,098	$10,483

The estimated fair value of the Company’s interest rate swap assets and liabilities incorporate the Company’s non-performance risk (see Note 4).  The adjustment related to the Company’s non-performance risk at November 1, 2019 and August 2, 2019 resulted in reductions of $297 and $399, respectively, in the fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities are recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of November 1, 2019, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $1,176.  Cash flows related to the interest rate swaps are included in interest expense in the Condensed Consolidated Statements of Income and in operating activities in the Condensed Consolidated Statements of Cash Flows.

Index
The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the three months ended November 1, 2019 and the year ended August 2, 2019:

	Amount of Loss Recognized in AOCL on Derivatives
	Three Months Ended November 1, 2019	Year Ended August 2, 2019
Cash flow hedges:
Interest rate swaps	$(545)	$(15,466)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters ended November 1, 2019 and November 2, 2018:

	Location of Gain Reclassified from AOCL into Income	Amount of Gain Reclassified from AOCL into Income
		Quarter Ended
		November 1, 2019	November 2, 2018
Cash flow hedges:
Interest rate swaps	Interest expense	$(82)	$—

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter ended November 1, 2019:

Details about AOCL	Amount Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statement of Income
Gain on cash flow hedges:
Interest rate swaps	$82	Interest expense
Tax expense	(20)	Provision for income taxes
	$62	Net of tax

No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings for the three-month period ended November 1, 2019.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the three months ended November 1, 2019:

Changes in AOCL
AOCL balance at August 2, 2019	$(6,913)
Other comprehensive income before reclassifications	(500)
Amounts reclassified from AOCL	62
Other comprehensive income, net of tax	(438)
AOCL balance at November 1, 2019	$(7,351)

8.	Seasonality

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

10.	Revenue Recognition

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

Index
Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended
	November 1, 2019	November 2, 2018
Revenue:
Restaurant	$607,079	$590,978
Retail	141,961	142,565
Total revenue	$749,040	$733,543

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

Gift Card Breakage

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company's stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.   Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company's Condensed Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter ended November 1, 2019, gift card breakage was $1,238. For the quarter ended November 2, 2018, gift card breakage was $1,341.

Deferred revenue related to the Company’s gift cards was $76,147 and $80,073, respectively, at November 1, 2019 and August 2, 2019.  Revenue recognized in the Condensed Consolidated Statements of Income for the quarters ended November 1, 2019 and November 2, 2018, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $17,947 and $18,139.

11.          Leases

The Company has ground leases for its leased stores and office space leases that are recorded as operating leases under various non-cancellable operating leases.  The Company also leases advertising billboards, vehicle fleets, and certain equipment under various non-cancellable operating leases.  Additionally, the Company also completed sale-leaseback transactions in 2000 and 2009.  In 2009, the Company completed sale-leaseback transactions involving 15 of its owned stores and its retail distribution center.  Under the transactions, the land, buildings and improvements at the locations were sold and leased back for terms of 20 and 15 years, respectively.  Equipment was not included.  The leases include specified renewal options for up to 20 additional years.  In 2000, the Company completed a sale-leaseback transaction involving 65 of its owned stores.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and certain financial covenants which include maintenance of a minimum fixed charge coverage for the leased stores.  At November 1, 2019 and August 2, 2019, the Company was in compliance with these covenants.

 To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration. If the contract has the right to obtain substantially all of the economic benefit from use of the identified asset and the right to direct the use of the identified asset, the Company recognizes a right-of-use asset and lease liability. The Company’s leases all have varying terms and expire at various dates through 2055. Restaurant leases typically have base terms of ten years with four to five optional renewal periods of five years each.  The Company uses a lease life that generally begins on the commencement date, including the rent holiday periods, and generally extends through certain renewal periods that can be exercised at the Company’s option. The Company has included lease renewal options in the lease term for calculations of the right-of-use asset and liability for which at the commencement of the lease it is reasonably certain that the Company will exercise those renewal options.  Additionally, some of the leases have contingent rent provisions and others require adjustments for inflation or index. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in the third quarter of 2020 and in 2021 with undiscounted future payments of $17,300.

As further discussed in Note 1 under the lease discussion in the “Recent Accounting Standards Adopted” section, the Company has elected to not separate lease and non-lease components. Additionally, the Company has elected to apply the short term lease exemption to all asset classes and the short term lease expense for the period reasonably reflects the short term lease commitments. As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the time of commencement or modification date in determining the present value of lease payments. For operating leases that commenced prior to the date of adoption of the new lease accounting guidance, we used the incremental borrowing rate as of the adoption date.  Assumptions used in determining the Company’s incremental borrowing rate include the Company’s implied credit rating and an estimate of secured borrowing rates based on comparable market data.

The following table summarizes the components of lease cost for operating leases for the quarter ended November 1, 2019:

Operating lease cost	$19,856
Short term lease cost	384
Variable lease cost	451
Total lease cost	$20,691

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the three months ended November 1, 2019:

Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$19,546
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	3,838
Lease modifications granting additional right-of-use assets	6,826
Lease modifications removing right-of-use assets	(649)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of November 1, 2019:

Weighted-average remaining lease term	18.11 Years
Weighted-average discount rate	3.85%

Index
The following table summarizes the maturities of undiscounted cash flows reconciled to the total lease liability as of November 1, 2019:

Year	Total
Remainder of 2020	$58,082
2021	46,975
2022	40,480
2023	36,676
2024	36,530
Thereafter	532,648
Total future minimum lease payments	751,391
Less imputed remaining interest	(233,622)
Total present value of operating lease liabilities	$517,769

 The following table summarizes the maturities of lease commitments as of August 2, 2019, prior to the adoption of the new lease guidance, as previously disclosed in our 2019 Form 10-K:

Year	Total
2020	$69,249
2021	40,962
2022	36,280
2023	33,639
2024	34,020
Thereafter	515,169
Total	$729,319

12.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method.  The outstanding nonvested stock awards and units, issued by the Company represent the only dilutive effects on diluted consolidated net income per share.

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	November 1, 2019	November 2, 2018
Net income per share numerator	$43,223	$47,207

Net income per share denominator:
Weighted average shares	24,038,354	24,022,586
Add potential dilution:
Nonvested stock awards and units	65,568	51,136
Diluted weighted average shares	24,103,922	24,073,722

13.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Index
Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of November 1, 2019, the Company had $6,879 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2019 Revolving Credit Facility (see Note 6).

At November 1, 2019, the Company is secondarily liable for lease payments associated with two properties occupied by a third party.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of November 1, 2019.

Index

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At November 1, 2019, we operated 660 Cracker Barrel stores in 45 states and seven Holler & Dash Biscuit HouseTM locations (“Holler & Dash”) in five states.  Additionally, effective October 10, 2019, we acquired Maple Street Biscuit Company (“MSBC”).  As of November 1, 2019, MSBC had 28 company-owned and five franchised fast casual locations across seven states.

All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2019 (the “2019 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2019 Form 10-K, as well as the factors described under “Critical Accounting Estimates” on pages 27-29 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index

Overview

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength throughout 2020 to grow sales and profits.  Our priorities for 2020 consist of the following:

●
Enhancing the core business by introducing craveable, signature food, accelerating our off-premise business, improving the employee and guest experience and by achieving ongoing cost reductions through business model improvements;

●	Expanding the footprint in new and developing markets while replenishing our store opening pipeline. We anticipate opening six Cracker Barrel stores during 2020; and

●
Extending the brand to further drive shareholder value by developing new platforms to drive growth, such as our acquisition of Maple Street Biscuit Company (“MSBC”) and through our strategic relationship with Punch Bowl Social (“PBS”).

We continued to be focused on the delivery of our three-year strategic priorities.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended November 1, 2019 as compared to the same period in the prior year:

	Quarter Ended
	November 1, 2019	November 2, 2018
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	29.3	30.3
Labor and other related expenses	35.2	35.2
Other store operating expenses	21.7	20.8
Store operating income	13.8	13.7
General and administrative expenses	5.3	5.3
Operating income	8.5	8.4
Interest expense	0.5	0.6
Income before income taxes	8.0	7.8
Provision for income taxes	1.4	1.4
Net loss from unconsolidated subsidiary	(0.8)	—
Net income	5.8%	6.4%

The following table sets forth the number of Cracker Barrel and Holler & Dash stores in operation at the beginning and end of the quarters ended November 1, 2019 and November 2, 2018:

	Quarter Ended
	November 1, 2019	November 2, 2018
Open at beginning of period	667	660
Opened during period	—	3
Open at end of period	667	663

Additionally, effective October 10, 2019, we acquired MSBC.  At November 1, 2019, MSBC had 28 company-owned and five franchised fast casual locations.  We plan to convert our existing Holler & Dash locations into MSBC locations during 2020.

Total Revenue

Total revenue for the first quarter of 2020 increased 2.1% compared to the first quarter of 2019.

Index

The following table highlights the key components of revenue for the quarter ended November 1, 2019 as compared to the quarter ended November 2, 2018:

	Quarter Ended
	November 1, 2019	November 2, 2018
Revenue in dollars:
Restaurant	$607,079	$590,978
Retail	141,961	142,565
Total revenue	$749,040	$733,543
Total revenue by percentage relationships:
Restaurant	81.0%	80.6%
Retail	19.0%	19.4%
Average unit volumes(1):
Restaurant	$908.4	$893.5
Retail	212.8	215.5
Total revenue	$1,121.2	$1,109.0
Comparable store sales increase (decrease)(2):
Restaurant	2.1%	1.4%
Retail	(0.9)%	4.3%
Restaurant and retail	1.5%	2.0%

(1) Average unit volumes include sales of all stores except for MSBC.
(2) Comparable store sales exclude MSBC.

For the first quarter of 2020, our comparable store restaurant sales increase resulted from a 3.6% average check increase (including a 2.3% average menu price increase) partially offset by a 1.5% guest traffic decrease as compared to the prior year first quarter. For the first quarter of 2020, our comparable store retail sales decrease resulted primarily from lower performance in the apparel, toys, and bed and bath merchandise categories partially offset by strong performance in the kitchen and dining and décor merchandise categories as compared to the first quarter of 2019.

Restaurant and retail sales from newly opened stores and the revenue from MSBC accounted for the remainder of the total revenue increase in the first quarter of 2020 as compared to the first quarter of 2019.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the first quarter of 2020 as compared to the first quarter of 2019:

	Quarter Ended
	November 1, 2019	November 2, 2018
Cost of Goods Sold in dollars:
Restaurant	$149,457	$149,188
Retail	70,357	73,105
Total Cost of Goods Sold	$219,814	$222,293
Cost of Goods Sold by percentage of revenue:
Restaurant	24.6%	25.2%
Retail	49.6%	51.3%

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the first quarter of 2020 as compared to the first quarter of 2019 was primarily the result of our menu price increase referenced above.

We presently expect the rate of commodity inflation to be approximately 2.0% to 2.5% in 2020 as compared to 2019.

Index

The decrease in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2020 as compared to the first quarter of 2019 resulted from higher initial margin and lower markdowns.

First Quarter Decrease as a Percentage of Retail Revenue
Higher initial margin	(1.3%)
Markdowns	(0.4%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  Labor and related expenses as a percentage of total revenue for the first quarter of 2020 and the first quarter of 2019 were consistent at 35.2%.  These expenses remained flat as a result of the following offsetting variances:

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.3%
Store bonus expense	(0.2%)
Preopening labor	(0.1%)

The increase in store hourly labor costs as a percentage of total revenue for the first quarter of 2020 as compared to the first quarter of 2019 resulted primarily from wage inflation exceeding menu price increases.

The decrease in store bonus expense as a percentage of total revenue for the first quarter of 2020 as compared to the first quarter of 2019 resulted primarily from the lower performance against financial objectives as compared to the prior year period.

The decrease in preopening labor as a percentage of total revenue for the first quarter of 2020 as compared to the first quarter of 2019 resulted primarily from the timing of new store openings.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are utilities, preopening expenses excluding labor, operating supplies, repairs and maintenance, depreciation and amortization, advertising, rent, credit and gift card fees, real and personal property taxes, general insurance and costs associated with our bi-annual manager conference and training event.

The following table highlights other store operating expenses as a percentage of total revenue for the first quarter of 2020 as compared to the first quarter of 2019:

	Quarter Ended
	November 1, 2019	November 2, 2018
Other store operating expenses	21.7%	20.8%

This percentage change from the first quarter of 2020 to the first quarter of 2019 resulted primarily from the following:

First Quarter Increase (Decrease) as a Percentage of Total Revenue
Depreciation expense	0.5%
Advertising expense	0.3%
Utilities expense	0.1%
Preopening expenses	(0.1%)

The increase in depreciation expense as a percentage of total revenue for the first quarter of 2020 as compared to the first quarter of 2019 resulted primarily from capital expenditures with accelerated depreciation methods.

Index

The increase in advertising expense as a percentage of total revenue for the first quarter of 2020 as compared to the first quarter of 2019 resulted primarily from increases in media spending and print production.

The increase in utilities expense as a percentage of total revenue for the first quarter of 2020 as compared to the first quarter of 2019 resulted primarily from higher electricity rates.

The decrease in preopening expenses as a percentage of total revenue for the first quarter of 2020 as compared to the first quarter of 2019 resulted primarily from the timing of new store openings.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue in the first quarter of 2020 as compared to the first quarter of 2019 remained flat at 5.3%.

Interest Expense, net

The following table highlights interest expense in dollar amounts for the first quarter of 2020 as compared to the same period in the prior year:

	Quarter Ended
	November 1, 2019	November 2, 2018
Interest expense, net	$3,580	$4,349

The period-over-period decrease resulted primarily from the interest income on the PBS promissory notes and lower weighted average interest rates partially offset by higher debt levels.  Additionally, as part of our debt refinancing in the first quarter of 2019, we incurred additional interest expense of $166 related to the write-off of deferred financing costs.

Provision for Income Taxes

The provision for income taxes as a percentage of income before taxes for the first quarter of 2020 as compared to the first quarter of 2019 remained flat at 17.7%.  We presently expect our effective tax rate for 2020 to be approximately 16% to 17%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at August 2, 2019 and borrowings under our revolving credit facility, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first three months of 2020.

We believe that cash on hand at November 1, 2019, along with cash generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $44,835 for the first three months of 2020, representing a decrease from the $59,627 net cash provided during the first three months of 2019.  This decrease primarily reflected the change in retail inventory.

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

Index

During the three-month period ended November 1, 2019, we borrowed $129,000 under the 2019 Revolving Credit Facility to fund our acquisition of MSBC, dividend payments and other working capital needs, and repaid $44,000 of the borrowings.  At November 1, 2019, we had $485,000 of outstanding borrowings under the 2019 Revolving Credit Facility and we had $6,879 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the 2019 Revolving Credit Facility.  At November 1, 2019, we had $458,121 in borrowing availability under our 2019 Revolving Credit Facility.  See Note 6 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $27,828 for the first three months of 2020 as compared to $36,746 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The decrease in capital expenditures from the first three months of 2020 to the first three months of 2019 resulted primarily from lower capital expenditures for strategic initiatives.  We estimate that our capital expenditures during 2020 will be approximately $115,000 to $125,000.  This estimate includes the acquisition of sites and construction costs of six new Cracker Barrel stores and one MSBC location that we expect to open during 2020, as well as for acquisition and construction costs for store locations to be opened in 2021.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our 2019 Revolving Credit Facility, as necessary.

Maple Street Biscuit Company

Effective October 10, 2019, we acquired 100% ownership of MSBC, a breakfast and lunch fast casual concept, for a purchase price of $36,000, of which $32,000 was paid to the sellers in cash with the remaining $4,000 being held as security for the satisfaction of indemnification obligations.  The unused portion of the amounts held for security, if any, will be paid in two installments with $1,500 due to the principal seller on the one-year anniversary of closing and the remaining amount due to the sellers on the two-year anniversary of closing.  We also incurred acquisition-related costs of $1,269.  We plan to convert our existing Holler & Dash locations into MSBC locations during 2020.  We believe that the investment in MSBC supports our strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.

Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with PBS, a food, beverage and entertainment concept, by purchasing a non-controlling interest in the concept.  As part of the transaction, we agreed to fund PBS up to $51,000 through calendar 2020 of which we funded $16,000 during the first quarter of 2020 for a total of $28,500.  The terms of the Company’s investment in PBS provide us with a call right beginning in 2023 to purchase the remaining ownership interest in PBS, subject to terms and conditions governed by the PBS operating agreement, and, after the expiration of that call right, provide us with the right to demand that PBS initiate a sale process to sell PBS to an unaffiliated third party. We believe the investment in PBS provides us with another growth vehicle to deliver shareholder value and drive continued growth.

Index

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

During the first three months of 2020, we paid a regular dividend of $1.30 per share and declared a dividend of $1.30 per share that was paid on November 5, 2019 to shareholders of record on October 18, 2019.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $50,000 during 2020.  During the first three months of 2020, we repurchased 91,748 shares of our common stock in the open market at an aggregate cost of $14,188.

During the first three months of 2020, we issued 18,466 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,994.

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

We had negative working capital of $149,244 at November 1, 2019 versus negative working capital of $150,094 at August 2, 2019.  The change in working capital from August 2, 2019 to November 1, 2019 primarily resulted from higher inventory levels, the increase in cash, higher prepaid expenses due to the timing of certain payments and an increase in real estate deposits partially offset by the recognition of lease liabilities due to the adoption at August 3, 2019 of accounting guidance for leases.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2019.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2019 Form 10-K for additional information regarding our material commitments.

Index

Recent Accounting Pronouncements Adopted

See Note 1 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting guidance adopted.  With the exception of the accounting guidance for leases, the adopted accounting guidance discussed in Note 1 did not have a significant impact on our consolidated financial position or results of operations.  Regarding the accounting guidance for leases, the adoption of the accounting guidance had a material impact on our consolidated balance sheet.  See Notes 1 and 11 for additional information regarding leases.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2019 Form 10-K with the exception of the newly adopted lease accounting guidance and the valuation of goodwill and other intangibles.  See Notes 1 and 11 above for further information regarding the accounting policies for leases under the newly adopted accounting guidance. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

We consider the following accounting estimates to be most critical in understanding the judgments that are involved in preparing our Consolidated Financial Statements:

●	Impairment of Long-Lived Assets
●	Insurance Reserves
●	Retail Inventory Valuation
●	Lease Accounting
●	Goodwill and Other Intangibles

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

Index

We have not made any material changes in our methodology for assessing impairments during the first three months of 2020, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  During the first quarter of 2020, we recorded an impairment charge of $664 related to the transition from Holler & Dash locations to MSBC locations.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first three months of 2020 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first three months of 2020 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

Index

Lease Accounting

We have ground leases for our leased stores and office space leases that are recorded as operating leases under various non-cancellable operating leases.  Additionally, we lease our retail distribution center, advertising billboards, vehicle fleets, and certain equipment under various non-cancellable operating leases.  Effective August 3, 2019, we adopted lease accounting guidance which requires the recognition of lease assets and lease liabilities on the balance sheet.  Adoption of the accounting guidance for leases resulted in the recognition of right-of-use operating lease assets of $464,394 and total operating lease liabilities of $506,406 as of August 3, 2019.

We evaluate our leases at contract inception to determine whether we have the right to control use of the identified asset for a period of time in exchange for consideration.  If we determine that we have the right to obtain substantially all of the economic benefit from use of the identified asset and the right to direct the use of the identified asset, we recognize a right-of-use asset and lease liability.  Also, at contract inception, we evaluate our leases to estimate their expected term which includes renewal options that we are reasonably assured that we will exercise, and the classification of the lease as either an operating lease or a finance lease.  Additionally, as our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the time of commencement or modification date in determining the present value of lease payments. Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data. We assess the impairment of the right-of-use asset whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

Changes in these assumptions and management judgments may produce materially different amounts in the recognition of the right-use assets and lease liabilities.  Additionally, any loss resulting from an impairment of the right-of-use assets is recognized by a charge to income, which could be material.

Goodwill and Other Intangibles

Effective October 10, 2019, the Company acquired 100% ownership of MSBC and recorded estimated amounts for goodwill and other intangibles.  Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired.  Goodwill and other intangibles will be evaluated for impairment annually during each fourth quarter period and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value.  See Notes 2 and 3 to the Condensed Consolidated Financial Statements for further information related to goodwill and other intangibles.

The qualitative and quantitative assessments related to the valuation and any potential impairment of goodwill and other intangible assets are subject to judgements and assumptions regarding the determination of the fair value of the net assets acquired.  Such judgments and assumptions may include projecting future cash flows, determining appropriate discount rates, applying the appropriate valuation techniques and the computation of the implied fair value of goodwill.  Future cash flow projections are based on management’s projections and represent best estimates taking in account recent financial performance, market trends, strategic plans and other available information.  Changes in these estimates and assumptions could materially affect the determination of fair value or impairment.  Future indicators of impairment could result in an asset impairment charge.  If actual results are not consistent with our judgements and assumptions or if these judgement and assumptions are revised based on new information, we may be exposed to losses that could be material.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative market risks since August 2, 2019.  For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the 2019 Form 10-K.

Index

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of November 1, 2019, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

As of August 3, 2019, we adopted new accounting guidance for leases.  We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the lease accounting guidance upon adoption.  We completed the implementation of our lease administration software to support our calculation of the right-of-use assets and lease liabilities, accounting entries and disclosures for leases and have integrated the new software functionality with our processes, systems and controls. There were no other changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended November 1, 2019 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

Except as otherwise described herein, there have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2019 Form 10-K.

Our non-controlling interest in PBS, our acquisition of MSBC, as well as other strategic investments or initiatives that the Company may pursue now or in the future, may not yield their expected benefits, resulting in a loss of some or all of the Company’s investment.

In 2019, the Company purchased a non-controlling interest in PBS. The non-controlling interest requires the Company to participate in its respective share of profits or losses from the PBS business and provide growth capital for brand expansion. Due to the growth-oriented nature of the PBS business, future outcomes of PBS’s financial results and operating condition may present a risk of loss of the Company’s initial investment and any on-going capital contributions, as well as have an adverse impact on our business, financial condition and results of operations.

In 2020, the Company acquired 100% ownership of MSBC. Future outcomes of MSBC’s financial results and operating condition may present a risk of loss of the Company’s initial investment as well as have an adverse impact on our business, financial condition and results of operations. Further, as part of the Company’s plans to integrate MSBC with the Company, the Company intends to convert its existing Holler & Dash locations to MSBC locations. If the Company is unable to successfully integrate MSBC in an efficient and effective manner, the anticipated benefits of the acquisition of MSBC may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, the integration of MSBC with the Company and conversion of Holler & Dash locations will require the dedication of significant management resources, which resources will need to be reallocated from those devoted to day-to-day business operations. An inability to realize the full extent of the anticipated benefits of the MSBC acquisition or any delays encountered in the integration process could have an adverse effect on our business, financial condition and results of operations.

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

Index

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended November 1, 2019 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
8/3/19 – 8/30/19	—	$—	—	Indeterminate (2)
8/31/19 – 9/27/19	—		$—	Indeterminate (2)
9/28/19 – 11/1/19	91,748	$154.63	91,748	Indeterminate (2)
Total for the quarter	91,748	$154.63	91,748	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.

(2)	On June 3, 2019, our Board of Directors approved the repurchase of up to $50,000 of our common stock, with such authorization to expire on June 2, 2020.

Index

ITEM 6.	Exhibits

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: November 26, 2019	By:	/s/ Jill M. Golder
Jill M. Golder, Senior Vice President and Chief Financial Officer

Date: November 26, 2019	By:	/s/ Jeffrey M. Wilson
Jeffrey M. Wilson, Vice President, Corporate Controller and Principal Accounting Officer