Form 10-Q
period 2020-01-31
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2020-02-25
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2020

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

23,943,248 Shares of Common Stock
Outstanding as of February 19, 2020

Index
CRACKER BARREL OLD COUNTRY STORE, INC.

Index

PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	January 31, 2020	August 2, 2019*
Current Assets:
Cash and cash equivalents	$72,840	$36,884
Accounts receivable	20,778	22,757
Income taxes receivable	5,907	9,449
Inventories	157,352	154,958
Prepaid expenses and other current assets	29,193	18,332
Total current assets	286,070	242,380
Property and equipment	2,362,226	2,312,815
Less: Accumulated depreciation and amortization	1,185,479	1,143,850
Property and equipment – net	1,176,747	1,168,965
Operating lease right-of-use assets, net	465,685	—
Investment in unconsolidated subsidiary	79,536	89,100
Goodwill	6,364	—
Other assets	122,514	80,780
Total assets	$2,136,916	$1,581,225
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$123,318	$132,221
Deferred revenue	107,102	81,734
Current operating lease liabilities	49,522	—
Other current liabilities	164,942	178,519
Total current liabilities	444,884	392,474

Long-term debt	460,000	400,000
Long-term operating lease liabilities	460,840	—
Long-term interest rate swap liability	13,479	10,483
Other long-term obligations	72,448	129,439
Deferred income taxes	55,335	44,119

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 23,943,248 shares issued and outstanding at January 31, 2020, and 24,049,240 shares issued and outstanding at August 2, 2019	240	241
Additional paid-in capital	31,659	49,732
Accumulated other comprehensive loss	(9,400)	(6,913)
Retained earnings	607,431	561,650
Total shareholders’ equity	629,930	604,710
Total liabilities and shareholders’ equity	$2,136,916	$1,581,225

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 2, 2019, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2019.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019

Total revenue	$846,143	$811,707	$1,595,183	$1,545,250

Cost of goods sold (exclusive of depreciation and rent)	272,207	265,179	492,021	487,472
Labor and other related expenses	284,777	276,774	548,091	534,933
Other store operating expenses	171,638	156,819	334,546	309,297
General and administrative expenses	38,386	36,224	78,017	75,159
Operating income	79,135	76,711	142,508	138,389
Interest expense	3,505	4,177	7,085	8,526
Income before income taxes	75,630	72,534	135,423	129,863
Provision for income taxes	10,878	11,779	21,468	21,901
Loss from unconsolidated subsidiary	(3,584)	—	(9,564)	—
Net income	$61,168	$60,755	$104,391	$107,962

Net income per share:
Basic	$2.55	$2.53	$4.35	$4.49
Diluted	$2.55	$2.52	$4.34	$4.48

Weighted average shares:
Basic	23,950,811	24,040,374	23,994,583	24,031,480
Diluted	24,005,817	24,093,725	24,054,870	24,083,723

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019

Net income	$61,168	$60,755	$104,391	$107,962

Other comprehensive loss before income tax benefit:
Change in fair value of interest rate swaps	(2,690)	(5,371)	(3,235)	(3,672)
Income tax benefit	(641)	(1,332)	(748)	(926)
Other comprehensive loss, net of tax	(2,049)	(4,039)	(2,487)	(2,746)
Comprehensive income	$59,119	$56,716	$101,904	$105,216

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at August 2, 2019	24,049,240	$241	$49,732	$(6,913)	$561,650	$604,710
Comprehensive Income (Loss):
Net income	—	—	—	—	43,223	43,223
Other comprehensive loss, net of tax	—	—	—	(438)	—	(438)
Total comprehensive income (loss)	—	—	—	(438)	43,223	42,785
Cash dividends declared - $1.30 per share	—	—	—	—	(31,452)	(31,452)
Share-based compensation	—	—	1,798	—	—	1,798
Issuance of share-based compensation awards, net of shares withheld for employee taxes	18,466	—	(1,994)	—	—	(1,994)
Purchases and retirement of common stock	(91,748)	(1)	(14,187)	—	—	(14,188)
Cumulative-effect of change in accounting principle	—	—	—	—	4,125	4,125
Balances at November 1, 2019	23,975,958	$240	$35,349	$(7,351)	$577,546	$605,784
Comprehensive Income (Loss):
Net income	—	—	—	—	61,168	61,168
Other comprehensive loss, net of tax	—	—	—	(2,049)	—	(2,049)
Total comprehensive income (loss)	—	—	—	(2,049)	61,168	59,119
Cash dividends declared - $1.30 per share	—	—	—	—	(31,283)	(31,283)
Share-based compensation	—	—	2,122	—	—	2,122
Issuance of share-based compensation awards	4,867	—	—	—	—	—
Purchases and retirement of common stock	(37,577)	—	(5,812)	—	—	(5,812)
Balances at January 31, 2020	23,943,248	$240	$31,659	$(9,400)	$607,431	$629,930

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at August 3, 2018	24,011,550	$240	$44,049	$4,685	$532,807	$581,781
Comprehensive Income (Loss):
Net income	—	—	—	—	47,207	47,207
Other comprehensive income, net of tax	—	—	—	1,293	—	1,293
Total comprehensive income	—	—	—	1,293	47,207	48,500
Cash dividends declared - $1.25 per share	—	—	—	—	(30,176)	(30,176)
Share-based compensation	—	—	2,089	—	—	2,089
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,825	—	(2,016)	—	—	(2,016)
Balances at November 2, 2018	24,034,375	$240	$44,122	$5,978	$549,838	$600,178
Comprehensive Income (Loss):
Net income	—	—	—	—	60,755	60,755
Other comprehensive income (loss), net of tax	—	—	—	(4,039)	—	(4,039)
Total comprehensive income (loss)	—	—	—	(4,039)	60,755	56,716
Cash dividends declared - $1.25 per share	—	—	—	—	(30,279)	(30,279)
Share-based compensation	—	—	2,044	—	—	2,044
Issuance of share-based compensation awards, net of shares withheld for employee taxes	6,999	—	(41)	—	—	(41)
Balances at February 1, 2019	24,041,374	$240	$46,125	$1,939	$580,314	$628,618

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 31, 2020	February 1, 2019
Cash flows from operating activities:
Net income	$104,391	$107,962
Net loss from unconsolidated subsidiary	9,564	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,277	51,056
Loss on disposition of property and equipment	4,005	5,760
Impairment	664	—
Share-based compensation	3,920	4,133
Noncash lease expense	30,845	—
Changes in assets and liabilities:
Inventories	(2,167)	4,851
Other current assets	(5,005)	(2,334)
Accounts payable	(10,779)	(4,447)
Other current liabilities	6,609	20,641
Other long-term assets and liabilities	(16,320)	3,241
Net cash provided by operating activities	184,004	190,863
Cash flows from investing activities:
Purchase of property and equipment	(58,371)	(70,286)
Proceeds from insurance recoveries of property and equipment	82	457
Proceeds from sale of property and equipment	1,565	91
Notes receivable from unconsolidated subsidiary	(33,000)	—
Acquisition of business, net of cash acquired	(32,971)	—
Net cash used in investing activities	(122,695)	(69,738)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	215,000	400,000
Taxes withheld from issuance of share-based compensation awards	(1,994)	(2,057)
Principal payments under long-term debt	(155,000)	(400,000)
Purchases and retirement of common stock	(20,000)	—
Deferred financing costs	—	(3,022)
Dividends on common stock	(63,359)	(61,138)
Net cash used in financing activities	(25,353)	(66,217)

Net increase in cash and cash equivalents	35,956	54,908
Cash and cash equivalents, beginning of period	36,884	114,656
Cash and cash equivalents, end of period	$72,840	$169,564

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,564	$4,217
Income taxes	$5,277	$20,201

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$3,244	$7,548
Change in fair value of interest rate swaps	$(3,235)	$(3,672)
Change in deferred tax asset for interest rate swaps	$748	$926
Dividends declared but not yet paid	$32,231	$31,093

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

Recent Accounting Pronouncements Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  The Company adopted this accounting guidance as of August 3, 2019, using the modified retrospective approach.  Under this approach, existing leases were recorded at the adoption date rather than the beginning of the earliest comparative period presented.  This approach allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and prior periods are not restated.   The Company elected the transition package of practical expedients permitted under this guidance, which among other things, allows the carryforward of historical lease classifications.  The Company elected to not separate lease and non-lease components for all classes of leased assets.  Additionally, the Company elected to apply the short-term lease exemption to all asset classes.  The Company chose not to elect the hindsight practical expedient.

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

Accounting for Hedging Activities

In August 2017, the FASB issued accounting guidance which amends the recognition, presentation and disclosure requirements of hedge accounting in order to better portray the economics of entities’ risk management activities, increase transparency and understandability of hedging relationships and simplify the application of hedge accounting. The adoption of this accounting guidance in the first quarter of 2020 did not have a significant impact on the Company’s consolidated financial position or results of operations, and the Company did not record a cumulative-effect adjustment to the opening balance of retained earnings. The amended presentation and disclosure requirements were applied on a prospective basis.

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

Share-Based Payment Arrangements With Nonemployees

In June 2018, the FASB issued accounting guidance in order to simplify the accounting for share-based payments granted to nonemployees for goods and services.  This new guidance aligns most of the accounting requirements for share-based payments granted to nonemployees with the existing guidance for share-based payments granted to employees.  The adoption of this accounting guidance in the first quarter of 2020 had no impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements Not Adopted

Goodwill Impairment

In January 2017, the FASB issued accounting guidance related to the subsequent measurement of goodwill. Under this new guidance, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  This guidance should be applied on a prospective basis.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2021.

Accounting for Income Taxes

In December 2019, the FASB issued accounting guidance in order to simplify the accounting for income taxes.  This new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  This guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  This accounting guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted.  In general, entities will apply the new guidance on a prospective basis, except for certain items such as the guidance on franchise taxes that are partially based on income.  The guidance on franchise taxes that are partially based on income will be applied either retrospectively for all periods presented or using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2022.

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

Index

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

The Company believes that this investment supports its strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.  At January 31, 2020, MSBC had 28 company-owned and five franchised fast casual locations across seven states.

The goodwill of $6,364 arising from the acquisition consists largely of the Company’s determination of the value of MSBC’s future free cash flows less the value of the identifiable tangible and intangible assets and liabilities.  None of the goodwill recognized is expected to be deductible for income tax purposes.  Acquisition-related costs of $1,269 were recorded in general and administrative expenses in the condensed consolidated statement of income in the quarter ended November 1, 2019.

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

*Consists entirely of MSBC’s Tradename

All amounts recorded for the assets acquired, liabilities assumed and goodwill are provisional and are subject to revision as additional information about the fair value of assets acquired and liabilities assumed becomes available.  We expect the final purchase price allocation to be completed in the first quarter of 2021.

3.	Equity Method Investment

Effective July 18, 2019, the Company purchased approximately 58.6% of the economic ownership interest, and approximately 49.7% of the voting interest, in PBS HoldCo, LLC (“PBS HC”).  PBS HC and its subsidiaries develop, own, and operate food, beverage and entertainment establishments under the name of Punch Bowl Social (“PBS”).  The Company does not have the power to unilaterally direct any activities of PBS HC, a variable interest entity, that most significantly impact PBS HC’s economic performance.  As a result, the Company’s investment in PBS HC, for which it has the ability to exercise significant influence, but not control and is not the primary beneficiary, is accounted for using the equity method.  Accordingly, the Company recognizes its proportionate share of the reported earnings or losses of PBS HC adjusted for basis differences on its consolidated statements of income and as an adjustment to the Company’s investment in unconsolidated subsidiary on the consolidated balance sheet.  The Company will assess the impairment of its equity investment whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.  The Company’s investment in PBS HC was valued at $79,536 and $89,100, respectively at January 31, 2020 and August 2, 2019, and is recorded on the Company’s condensed consolidated balance sheet as investment in unconsolidated subsidiary.

Index

Additionally, as part of the purchase transaction, the Company purchased promissory notes of PBS HC in principal amount of $6,900 along with the related interest on the notes and provided additional funding of $8,000 to PBS HC in exchange for a promissory note. As part of the purchase agreement with PBS HC, the Company agreed to fund PBS HC up to $51,000 through calendar 2020, of which the Company has funded $45,500 and $12,500, respectively, as of January 31, 2020 and August 2, 2019.  The related promissory notes are included in other assets on the condensed consolidated balance sheet. The Company’s exposure to risk of loss in PBS HC is generally limited to its investment in the ownership interest and its receivable related to the promissory notes.

4.          Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at January 31, 2020 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$34,401	$—	$—	$34,401
Deferred compensation plan assets**				32,758
Total assets at fair value				$67,159

Interest rate swap liability (see Note 7)	$—	$13,479	$—	$13,479
Total liabilities at fair value	$—	$13,479	$—	$13,479

The Company’s assets and liabilities measured at fair value on a recurring basis at August 2, 2019 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$46	$—	$—	$46
Deferred compensation plan assets**				30,593
Total assets at fair value				$30,639

Interest rate swap liability (see Note 7)	$—	$10,483	$—	$10,483
Total liabilities at fair value	$—	$10,483	$—	$10,483

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 31, 2020 and August 2, 2019.

Index

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

5.	Inventories

Inventories were comprised of the following at:

	January 31, 2020	August 2, 2019
Retail	$116,389	$116,990
Restaurant	22,817	20,648
Supplies	18,146	17,320
Total	$157,352	$154,958

6.	Debt

On September 5, 2018, the Company entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”).  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.

At January 31, 2020 and August 2, 2019, the Company had $460,000 and $400,000, respectively, of outstanding borrowings under the 2019 Revolving Credit Facility.  At January 31, 2020, the Company had $6,879 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 13 for more information on the Company’s standby letters of credit).  At January 31, 2020, the Company had $483,121 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  At January 31, 2020, $400,000 of the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.61% (see Note 7 for information on the Company’s interest rate swaps).  At January 31, 2020, the weighted average interest rate on the remaining $60,000 of the Company’s outstanding borrowings was 3.13%.

Index

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At January 31, 2020, the Company was in compliance with all financial covenants.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at January 31, 2020 was 1.25%.

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

Index
A summary of the Company’s interest rate swaps at January 31, 2020 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
January 30, 2015	May 3, 2019	2.0	$60,000	2.16%
January 30, 2015	May 4, 2021	3.0	120,000	2.41%
January 30, 2015	May 3, 2019	2.0	60,000	2.15%
January 30, 2015	May 4, 2021	3.0	80,000	2.40%
January 16, 2019	May 3, 2019	3.0	115,000	2.63%
January 16, 2019	May 3, 2019	2.0	115,000	2.68%
August 6, 2019	November 4, 2019	2.5	50,000	1.50%
August 7, 2019	May 3, 2021	1.0	35,000	1.32%
August 7, 2019	May 3, 2022	2.0	100,000	1.40%
August 7, 2019	May 3, 2022	2.0	100,000	1.36%

The estimated fair value of the Company’s derivative instruments as of January 31, 2020 and August 2, 2019 were as follows:

(See Note 4)	Balance Sheet Location	January 31, 2020	August 2, 2019
Interest rate swaps	Long-term interest rate swap liability	$13,479	$10,483
Total liabilities		$13,479	$10,483

**These interest rate swap liabilities are recorded gross at both January 31, 2020 and August 2, 2019 since there were no offsetting assets under the Company’s master netting agreements.

The estimated fair value of the Company’s interest rate swap liabilities incorporate the Company’s non-performance risk (see Note 4).  The adjustment related to the Company’s non-performance risk at January 31, 2020 and August 2, 2019 resulted in reductions of $358 and $399, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities are recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of January 31, 2020, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $1,721.  Cash flows related to the interest rate swaps are included in interest expense in the Condensed Consolidated Statements of Income and in operating activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the six months ended January 31, 2020 and the year ended August 2, 2019:

	Amount of Loss Recognized in AOCL on Derivatives
	Six Months Ended January 31, 2020	Year Ended August 2, 2019
Cash flow hedges:
Interest rate swaps	$(3,235)	$(15,466)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and six-month periods ended January 31, 2020 and February 1, 2019:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Cash flow hedges:
Interest rate swaps	Interest expense	$176	$141	$94	$141

Index
The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and six months ended January 31, 2020:

	Amount Reclassified from AOCL		Affected Line Item in the
	Quarter Ended	Six Months Ended	Condensed Consolidated Financial Statements
Loss on cash flow hedges:
Interest rate swaps	$(176)	$(94)	Interest expense
Tax benefit	44	24	Provision for income taxes
	$(132)	$(70)	Net of tax

No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings for the six months ended January 31, 2020.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the six months ended January 31, 2020:

Changes in AOCL
AOCL balance at August 2, 2019	$(6,913)
Other comprehensive loss before reclassifications	(2,417)
Amounts reclassified from AOCL	(70)
Other comprehensive loss, net of tax	(2,487)
AOCL balance at January 31, 2020	$(9,400)

8.	Seasonality

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Revenue:
Restaurant	$663,043	$631,175	$1,270,122	$1,222,153
Retail	183,100	180,532	325,061	323,097
Total revenue	$846,143	$811,707	$1,595,183	$1,545,250

Index

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

Gift Card Breakage

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company's stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.   Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company's Condensed Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and six months ended January 31, 2020, gift card breakage was $2,422 and $3,660.  For the quarter and six months ended February 1, 2019, gift card breakage was $2,451 and $3,656.

Deferred revenue related to the Company’s gift cards was $106,959 and $80,073, respectively, at January 31, 2020 and August 2, 2019.  Revenue recognized in the Condensed Consolidated Statements of Income for the six months ended January 31, 2020 and February 1, 2019, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $29,751 and $52,696.

11.          Leases

The Company has ground leases for its leased stores and office space leases that are recorded as operating leases under various non-cancellable operating leases.  The Company also leases advertising billboards, vehicle fleets, and certain equipment under various non-cancellable operating leases.  Additionally, the Company also completed sale-leaseback transactions in 2000 and 2009.  In 2009, the Company completed sale-leaseback transactions involving 15 of its owned stores and its retail distribution center.  Under the transactions, the land, buildings and improvements at the locations were sold and leased back for terms of 20 and 15 years, respectively.  Equipment was not included.  The leases include specified renewal options for up to 20 additional years.  In 2000, the Company completed a sale-leaseback transaction involving 65 of its owned stores.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and certain financial covenants which include maintenance of a minimum fixed charge coverage for the leased stores.  At January 31, 2020 and August 2, 2019, the Company was in compliance with these covenants.

Index

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in the in 2021 with undiscounted future payments of $15,900.

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

The following table summarizes the components of lease cost for operating leases for the quarter and six months ended January 31, 2020:
	Quarter Ended January 31, 2020	Six Months Ended January 31, 2020
Operating lease cost	$20,462	$40,318
Short term lease cost	1,892	2,276
Variable lease cost	479	930
Total lease cost	$22,833	$43,524

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the quarter and six months ended January 31, 2020:

	Quarter Ended January 31, 2020	Six Months Ended January 31, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$20,286	$39,832
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	601	4,439
Lease modifications granting additional right-of-use assets	5,691	12,517
Lease modifications removing right-of-use assets	(280)	(929)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of January 31, 2020:

Weighted-average remaining lease term	18.04 Years
Weighted-average discount rate	3.86%

Index

The following table summarizes the maturities of undiscounted cash flows reconciled to the total lease liability as of January 31, 2020:

Year	Total
Remainder of 2020	$39,873
2021	50,982
2022	41,429
2023	37,390
2024	36,726
Thereafter	533,084
Total future minimum lease payments	739,484
Less imputed remaining interest	(229,122)
Total present value of operating lease liabilities	$510,362

 The following table summarizes the maturities of lease commitments as of August 2, 2019, prior to the adoption of the new lease guidance, as previously disclosed in our 2019 Form 10-K:

Year	Total
2020	$69,249
2021	40,962
2022	36,280
2023	33,639
2024	34,020
Thereafter	515,169
Total	$729,319

12.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method.  The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share.

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Net income per share numerator	$61,168	$60,755	$104,391	$107,962

Net income per share denominator:
Weighted average shares	23,950,811	24,040,374	23,994,583	24,031,480
Add potential dilution:
Nonvested stock awards and units	55,006	53,351	60,287	52,243
Diluted weighted average shares	24,005,817	24,093,725	24,054,870	24,083,723

13.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Index

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of January 31, 2020, the Company had $6,879 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2019 Revolving Credit Facility (see Note 6).

At January 31, 2020, the Company is secondarily liable for lease payments associated with two properties occupied by a third party.  The Company is not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision has been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of January 31, 2020.

Index

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At January 31, 2020, we operated 661 Cracker Barrel stores in 45 states.  Additionally, effective October 10, 2019, we acquired Maple Street Biscuit Company (“MSBC”).  As of January 31, 2020, MSBC had 28 company-owned and five franchised fast casual locations across seven states.  As of January 31, 2020, we are in the process of converting our existing six Holler & Dash Biscuit HouseTM locations (“Holler & Dash”) into MSBC locations.  Our Holler & Dash locations operate in the same states as MSBC.

All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2019 (the “2019 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2019 Form 10-K, as well as the factors described under “Critical Accounting Estimates” on pages 28-30 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

•
Enhancing the core business by introducing craveable, signature food, accelerating our off-premise business, improving the employee and guest experience and by achieving ongoing cost reductions through business model improvements;

•
Expanding the footprint in new and developing markets while replenishing our store opening pipeline.  We anticipate opening six Cracker Barrel stores during 2020, one of which opened in the first six months of 2020; and

•
Extending the brand to further drive shareholder value by developing new platforms to drive growth, such as our acquisition of Maple Street Biscuit Company (“MSBC”) and through our strategic relationship with Punch Bowl Social (“PBS”).

We remain focused on the delivery of our three-year strategic priorities.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and six months ended January 31, 2020 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	32.2	32.7	30.8	31.5
Labor and other related expenses	33.6	34.1	34.4	34.7
Other store operating expenses	20.3	19.3	21.0	20.0
General and administrative expenses	4.5	4.4	4.9	4.8
Operating income	9.4	9.5	8.9	9.0
Interest expense	0.5	0.6	0.4	0.6
Income before income taxes	8.9	8.9	8.5	8.4
Provision for income taxes	1.3	1.4	1.4	1.4
Net loss from unconsolidated subsidiary	(0.4)	—	(0.6)	—
Net income	7.2%	7.5%	6.5%	7.0%

The following table sets forth the number of Company-owned units in operation at the beginning and end of the quarters and six months ended January 31, 2020 and February 1, 2019 as well as the number of franchised units at end of the quarters and six months ended January 31, 2020 and February 1, 2019:

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Company-owned units in operation:
Open at beginning of the period	695	663	667	660
MSBC units acquired during period	—	—	28	—
Opened during the period	1	2	1	5
Closed during the period	(1)	(1)	(1)	(1)
Total Company-owned units at end of the period	695	664	695	664
Total franchised MSBC units at end of the period	5	—	5	—

Effective October 10, 2019, we acquired MSBC.  We are currently in the process of converting our existing six Holler & Dash locations into MSBC locations and expect to complete this conversion in the third quarter of 2020.

Index
Total Revenue

Total revenue for the second quarter and first six months of 2020 increased 4.2% and 3.2%, respectively, compared to the same periods in the prior year.

The following table highlights the key components of revenue for the quarter and six months ended January 31, 2020 as compared to the quarter and six months ended February 1, 2019:

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Revenue in dollars:
Restaurant	$663,043	$631,175	$1,270,122	$1,222,153
Retail	183,100	180,532	325,061	323,097
Total revenue	$846,143	$811,707	$1,595,183	$1,545,250
Total revenue by percentage relationships:
Restaurant	78.4%	77.8%	79.6%	79.1%
Retail	21.6%	22.2%	20.4%	20.9%
Average unit volumes(1):
Restaurant	$985.3	$950.4	$1,893.7	$1,843.9
Retail	274.6	271.8	487.4	487.5
Total revenue	$1,259.9	$1,222.2	$2,381.1	$2,331.4
Comparable store sales increase (decrease) (2):
Restaurant	3.8%	3.8%	3.0%	2.7%
Retail	1.3%	(1.4%)	0.4%	1.1%
Restaurant and retail	3.2%	2.6%	2.5%	2.3%
(1) Average unit volumes include sales of all stores except for MSBC.
(2) Comparable store sales exclude MSBC.

For the second quarter of 2020, our comparable store restaurant sales increase resulted from a 4.0% average check increase (including a 2.2% average menu price increase) partially offset by a 0.2% guest traffic decrease as compared to the prior year second quarter.  For the second quarter of 2020, our comparable store retail sales increase resulted primarily from strong performance in the décor, the kitchen and dining and the apparel merchandise categories partially offset by lower performance in the bed and bath, licensed and media merchandise categories as compared to the second quarter of 2019.

For the first six months of 2020, our comparable store restaurant sales increase resulted from a 3.8% average check increase (including a 2.2% average menu price increase) partially offset by a 0.8% guest traffic decline as compared to the prior year period. For the first six months of 2020, our comparable store retail sales increase resulted primarily from strong performance in the décor and the kitchen and dining merchandise categories partially offset by lower performance in the bed and bath, toys, licensed and media merchandise categories as compared to the prior year period.

Restaurant and retail sales from newly opened stores and the revenue from MSBC accounted for the remainder of the total revenue increase in the second quarter and first six months of 2020 as compared to the same periods in the prior year.

Index
Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the second quarter and first six months of 2020 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Cost of Goods Sold in dollars:
Restaurant	$172,676	$165,861	$322,133	$315,049
Retail	99,531	99,318	169,888	172,423
Total Cost of Goods Sold	$272,207	$265,179	$492,021	$487,472
Cost of Goods Sold by percentage of revenue:
Restaurant	26.0%	26.3%	25.4%	25.8%
Retail	54.4%	55.0%	52.3%	53.4%

The decreases in restaurant cost of goods sold as a percentage of restaurant revenue in the second quarter and first six months of 2020 as compared to the same periods in the prior year primarily resulted from the recognition of favorable vendor allowances.

We presently expect the rate of commodity inflation to be approximately 1.5% to 2.0% in 2020 as compared to 2019.

The decrease in retail cost of goods sold as a percentage of retail revenue in the second quarter and first six months of 2020 as compared to the second quarter and first six months of 2019 resulted primarily from higher initial margin partially offset by higher markdowns.

	Second Quarter (Decrease) Increase as a Percentage of Total Revenue	First Six Months (Decrease) Increase as a Percentage of Total Revenue
Higher initial margin	(1.8%)	(1.6%)
Markdowns	1.1%	0.5%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the second quarter and first six months of 2020 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Labor and related expenses	33.6%	34.1%	34.4%	34.7%

This percentage change resulted primarily from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Store hourly labor	(0.2%)
Store management compensation	(0.1%)
Miscellaneous wages	(0.1%)
Workers’ compensation expense	(0.1%)
Employee health care expenses	0.1%

Index
This percentage change resulted primarily from the following:

First Six Months (Decrease) Increase as a Percentage of Total Revenue
Miscellaneous wages	(0.1%)
Store bonus expense	(0.1%)
Preopening labor expense	(0.1%)
Employee health care expenses	0.1%

The decrease in store hourly labor costs as a percentage of total revenue for the second quarter of 2020 as compared to the second quarter of 2019 resulted primarily from improvements in productivity.

The decrease in store management compensation as a percentage of total revenue for the second quarter of 2020 as compared to the second quarter of 2019 resulted primarily from the increase in revenue in the second quarter of 2020 as compared to the prior year period.

The decreases in miscellaneous wages as a percentage of total revenue for the second quarter and first six months of 2020 as compared to the same periods in the prior year resulted primarily from the non-recurrence of costs associated with a store closure in the prior year.

The decrease in workers’ compensation expense as a percentage of total revenue for the second quarter of 2020 as compared to the second quarter of 2019 resulted primarily from revised actuarial estimates.

The decrease in store bonus expense as a percentage of total revenue for the first six months of 2020 as compared to the same period in the prior year resulted from lower performance against financial objectives in the first six months of 2020 as compared to the same period in the prior year.

The decrease in preopening labor expense as a percentage of total revenue for the first six months of 2020 as compared to the same period in the prior year resulted primarily from the timing of new unit openings.

Higher employee health care expenses as a percentage of total revenue for the second quarter and first six months of 2020 as compared the same periods in the prior year resulted primarily from higher claims activity.

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

The following table highlights other store operating expenses as a percentage of total revenue for the second quarter and first six months of 2020 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Other store operating expenses	20.3%	19.3%	21.0%	20.0%

These percentage changes resulted primarily from the following:

	Second Quarter Increase as a Percentage of Total Revenue	First Six Months Increase as a Percentage of Total Revenue
Advertising expense	0.5%	0.4%
Depreciation expense	0.3%	0.3%
Other store expenses	0.2%	0.2%

Index
The increases in advertising expense as a percentage of total revenue for the second quarter and first six months of 2020 as compared to the same periods in the prior year resulted primarily from higher media spending.

The increases in depreciation expense as a percentage of total revenue for the second quarter and first six months 2020 as compared to the same periods in the prior year resulted primarily from capital expenditures with accelerated depreciation methods.

The increases in other store expenses as a percentage of total revenue for the second quarter and first six months of 2020 as compared to the same periods in the prior year resulted from costs associated with the growth in our off-premise business.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue increased slightly to 4.5% in the second quarter of 2020 as compared to 4.4% in the second quarter of 2019.  General and administrative expenses as a percentage of total revenue increased slightly to 4.9% in the first six months of 2020 as compared to 4.8% in the same period in the prior year.

Interest Expense, net

The following table highlights interest expense, net in dollars for the second quarter and first six months of 2020 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Interest expense, net	$3,505	$4,177	$7,085	$8,526

Both period-over-period decreases resulted primarily from the interest income on the PBS promissory notes and lower weighted average interest rates partially offset by higher debt levels.  Additionally, as part of our debt refinancing in the first quarter of 2019, we incurred additional interest expense of $166 related to the write-off of deferred financing costs.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the second quarter and first six months of 2020 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Effective tax rate	14.4%	16.2%	15.9%	16.9%

The decrease in the effective tax rate from the second quarter of 2019 to the second quarter of 2020 resulted primarily from the tax benefits generated from our investment in PBS and the retroactive reinstatement of the Work Opportunity Tax Credit through December 31, 2020.  The decrease in the effective tax rate from the first six months of 2019 to the first six months of 2020 resulted from the tax benefit generated from our investment in PBS.

We presently expect our effective tax rate for 2020 to be approximately 16%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at August 2, 2019 and borrowings under our revolving credit facility, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first six months of 2020.

Index
We believe that cash on hand at January 31, 2020, along with cash generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, expected dividend payments and our continuing expansion plans for at least the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $184,004 for the first six months of 2020, representing a decrease from the $190,863 net cash provided during the first six months of 2019.  This decrease primarily reflected the timing of payments for accounts payable.

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

During the six months ended January 31, 2020, we borrowed $215,000 under the 2019 Revolving Credit Facility to fund our dividend payments, acquisition of MSBC and other working capital needs, and repaid $155,000 of the borrowings.  At January 31, 2020, we had $460,000 of outstanding borrowings under the 2019 Revolving Credit Facility and we had $6,879 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the 2019 Revolving Credit Facility.  At January 31, 2020, we had $483,121 in borrowing availability under our 2019 Revolving Credit Facility.  See Note 6 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We presently are in compliance with all financial covenants.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $58,289 for the first six months of 2020 as compared to $69,829 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The decrease in capital expenditures from the first six months of 2020 to the first six months of 2019 resulted primarily from lower capital expenditures for strategic initiatives partially offset by higher capital expenditures for existing stores.  We estimate that our capital expenditures during 2020 will be approximately $125,000.  This estimate includes the acquisition of sites and construction costs of six new Cracker Barrel stores and one MSBC location that we expect to open during 2020, as well as for acquisition and construction costs for store locations to be opened in 2021.  We intend to fund our capital expenditures with cash flows from operations and borrowings under our 2019 Revolving Credit Facility, as necessary.

Maple Street Biscuit Company

Effective October 10, 2019, we acquired 100% ownership of MSBC, a breakfast and lunch fast casual concept, for a purchase price of $36,000, of which $32,000 was paid to the sellers in cash with the remaining $4,000 being held as security for the satisfaction of indemnification obligations.  The unused portion of the amounts held for security, if any, will be paid in two installments with $1,500 due to the principal seller on the one-year anniversary of closing and the remaining amount due to the sellers on the two-year anniversary of closing.  We also incurred acquisition-related costs of $1,269.  We are currently converting our existing six Holler & Dash locations into MSBC locations and expect this conversion to be completed during the third quarter of 2020.  We believe that the investment in MSBC supports our strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.

Index
Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with PBS, a food, beverage and entertainment concept, by purchasing a non-controlling interest in the concept.  As part of the transaction, we agreed to fund PBS up to $51,000 through calendar 2020 of which we funded $33,000 during the first six months of 2020, for a total of $45,500.  The terms of the Company’s investment in PBS provide us with a call right beginning in 2023 to purchase the remaining ownership interest in PBS, subject to terms and conditions governed by the PBS operating agreement, and, after the expiration of that call right, provide us with the right to demand that PBS initiate a sale process to sell PBS to an unaffiliated third party. We believe the investment in PBS provides us with another growth vehicle to deliver shareholder value and drive continued growth.

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

During the first six months of 2020, we paid a regular dividend of $2.60 per share and declared a dividend of $1.30 per share that was paid on February 5, 2020 to shareholders of record on January 17, 2020.

We have been authorized by our Board of Directors to repurchase shares at management’s discretion up to $50,000 during 2020.  During the first six months of 2020, we repurchased 129,325 shares of our common stock in the open market at an aggregate cost of $20,000.

During the first six months of 2020, we issued 23,333 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,994.

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

We had negative working capital of $158,814 at January 31, 2020 versus negative working capital of $150,094 at August 2, 2019.  The change in working capital from August 2, 2019 to January 31, 2020 primarily resulted from the recognition of lease liabilities due to the adoption at August 3, 2019 of accounting guidance for leases partially offset by the increase in cash and an increase in real estate deposits.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

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

We consider the following accounting estimates to be most critical in understanding the judgments that are involved in preparing our Consolidated Financial Statements:

•	Impairment of Long-Lived Assets
•	Insurance Reserves
•	Retail Inventory Valuation
•	Lease Accounting
•	Goodwill and Other Intangibles

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2020, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  During the first quarter of 2020, we recorded an impairment charge of $664 related to the transition from Holler & Dash locations to MSBC locations.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first six months of 2020 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2020 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Changes in these assumptions and management judgments may produce materially different amounts in the recognition of the right-of-use assets and lease liabilities.  Additionally, any loss resulting from an impairment of the right-of-use assets is recognized by a charge to income, which could be material.

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

The qualitative and quantitative assessments related to the valuation and any potential impairment of goodwill and other intangible assets are subject to judgements and assumptions regarding the determination of the fair value of the net assets acquired.  Such judgments and assumptions may include projecting future cash flows, determining appropriate discount rates, applying the appropriate valuation techniques and the computation of the implied fair value of goodwill.  Future cash flow projections are based on management’s projections and represent best estimates taking into account recent financial performance, market trends, strategic plans and other available information.  Changes in these estimates and assumptions could materially affect the determination of fair value or impairment.  Future indicators of impairment could result in an asset impairment charge.  If actual results are not consistent with our judgements and assumptions or if these judgement and assumptions are revised based on new information, we may be exposed to losses that could be material.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 31, 2020, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 31, 2020 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A	Risk Factors

Except as otherwise described herein (and as previously included in our Quarterly Report on Form 10-Q for the quarter ended November 1, 2019), there have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2019 Form 10-K.

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

Index
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended January 31, 2020 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
11/2/19 – 11/29/19	37,577	$ 154.68	37,577	Indeterminate (2)
11/30/19 – 12/27/19	—	$ —	—	Indeterminate (2)
12/28/19 – 1/31/20	—	$ —	—	Indeterminate (2)
Total for the quarter	37,577	$ 154.68	37,577	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.

(2)	On June 3, 2019, our Board of Directors approved the repurchase of up to $50,000 of our common stock, with such authorization to expire on June 2, 2020.

ITEM 6.	Exhibits

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 25, 2020	By:	/s/Jill M. Golder
Jill M. Golder, Senior Vice President and Chief Financial Officer

Date: February 25, 2020	By:	/s/Kara S. Jacobs
Kara S. Jacobs, Vice President, Corporate Controller and Principal Accounting Officer