Form 10-Q
period 2020-05-01
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2020-06-02
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 1, 2020

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

23,693,981 Shares of Common Stock
Outstanding as of May 20, 2020

Index
CRACKER BARREL OLD COUNTRY STORE, INC.

Index

PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	May 1, 2020	August 2, 2019*
Current Assets:
Cash and cash equivalents	$363,330	$36,884
Accounts receivable	12,476	22,757
Income taxes receivable	8,122	9,449
Inventories	146,279	154,958
Prepaid expenses and other current assets	27,201	18,332
Total current assets	557,408	242,380
Property and equipment	2,361,489	2,312,815
Less: Accumulated depreciation and amortization	1,209,865	1,143,850
Property and equipment – net	1,151,624	1,168,965
Operating lease right-of-use assets, net	455,179	—
Investment in unconsolidated subsidiary	—	89,100
Goodwill	6,364	—
Other assets	65,304	80,780
Total assets	$2,235,879	$1,581,225
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,052	$132,221
Taxes withheld and accrued	15,743	38,196
Accrued employee compensation	30,238	67,879
Current operating lease liabilities	44,373	—
Other current liabilities	175,020	154,178
Total current liabilities	353,426	392,474

Long-term debt	940,000	400,000
Long-term operating lease liabilities	456,273	—
Long-term interest rate swap liability	26,716	10,483
Other long-term obligations	66,849	129,439
Deferred income taxes	406	44,119

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 23,693,981 shares issued and outstanding at May 1, 2020, and 24,049,240 shares issued and outstanding at August 2, 2019	237	241
Additional paid-in capital	—	49,732
Accumulated other comprehensive loss	(19,454)	(6,913)
Retained earnings	411,426	561,650
Total shareholders’ equity	392,209	604,710
Total liabilities and shareholders’ equity	$2,235,879	$1,581,225

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 2, 2019, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2019.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019

Total revenue	$432,544	$739,603	$2,027,727	$2,284,853

Cost of goods sold (exclusive of depreciation and rent)	137,138	217,073	629,159	704,545
Labor and other related expenses	189,118	267,641	737,209	802,574
Other store operating expenses	138,920	152,679	473,466	461,976
General and administrative expenses	28,008	37,125	106,025	112,284
Impairment	18,336	—	18,336	—
Operating income (loss)	(78,976)	65,085	63,532	203,474
Interest expense, net	5,298	4,111	12,383	12,637
Income (loss) before income taxes	(84,274)	60,974	51,149	190,837
Provision for income taxes (income tax benefit)	(55,220)	10,560	(33,752)	32,461
Loss from unconsolidated subsidiary	(132,878)	—	(142,442)	—
Net income (loss)	$(161,932)	$50,414	$(57,541)	$158,376

Net income (loss) per share:
Basic	$(6.81)	$2.10	$(2.41)	$6.59
Diluted	$(6.81)	$2.09	$(2.41)	$6.57

Weighted average shares:
Basic	23,777,916	24,041,673	23,922,360	24,034,878
Diluted	23,777,916	24,104,432	23,922,360	24,090,626

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019

Net income (loss)	$(161,932)	$50,414	$(57,541)	$158,376

Other comprehensive loss before income tax benefit:
Change in fair value of interest rate swaps	(13,356)	(2,957)	(16,591)	(6,629)
Income tax benefit	(3,302)	(737)	(4,050)	(1,663)
Other comprehensive loss, net of tax	(10,054)	(2,220)	(12,541)	(4,966)
Comprehensive income (loss)	$(171,986)	$48,194	$(70,082)	$153,410

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

For the Nine Month Period Ended May 1, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at August 2, 2019	24,049,240	$241	$49,732	$(6,913)	$561,650	$604,710
Comprehensive Income (Loss):
Net income	—	—	—	—	43,223	43,223
Other comprehensive loss, net of tax	—	—	—	(438)	—	(438)
Total comprehensive income (loss)	—	—	—	(438)	43,223	42,785
Cash dividends declared - $1.30 per share	—	—	—	—	(31,452)	(31,452)
Share-based compensation	—	—	1,798	—	—	1,798
Issuance of share-based compensation awards, net of shares withheld for employee taxes	18,466	—	(1,994)	—	—	(1,994)
Purchases and retirement of common stock	(91,748)	(1)	(14,187)	—	—	(14,188)
Cumulative-effect of change in accounting principle	—	—	—	—	4,125	4,125
Balances at November 1, 2019	23,975,958	$240	$35,349	$(7,351)	$577,546	$605,784
Comprehensive Income (Loss):
Net income	—	—	—	—	61,168	61,168
Other comprehensive loss, net of tax	—	—	—	(2,049)	—	(2,049)
Total comprehensive income (loss)	—	—	—	(2,049)	61,168	59,119
Cash dividends declared - $1.30 per share	—	—	—	—	(31,283)	(31,283)
Share-based compensation	—	—	2,122	—	—	2,122
Issuance of share-based compensation awards	4,867	—	—	—	—	—
Purchases and retirement of common stock	(37,577)	—	(5,812)	—	—	(5,812)
Balances at January 31, 2020	23,943,248	$240	$31,659	$(9,400)	$607,431	$629,930
Comprehensive Loss:
Net loss	—	—	—	—	(161,932)	(161,932)
Other comprehensive loss, net of tax	—	—	—	(10,054)	—	(10,054)
Total comprehensive loss	—	—	—	(10,054)	(161,932)	(171,986)
Cash dividends declared - $1.30 per share	—	—	—	—	(30,968)	(30,968)
Share-based compensation	—	—	251	—	—	251
Issuance of share-based compensation awards	382	—	(11)	—	—	(11)
Purchases and retirement of common stock	(249,649)	(3)	(31,899)	—	(3,105)	(35,007)
Balances at May 1, 2020	23,693,981	$237	$—	$(19,454)	$411,426	$392,209

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

For the Nine Month Period Ended May 3, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at August 3, 2018	24,011,550	$240	$44,049	$4,685	$532,807	$581,781
Comprehensive Income:
Net income	—	—	—	—	47,207	47,207
Other comprehensive income, net of tax	—	—	—	1,293	—	1,293
Total comprehensive income	—	—	—	1,293	47,207	48,500
Cash dividends declared - $1.25 per share	—	—	—	—	(30,176)	(30,176)
Share-based compensation	—	—	2,089	—	—	2,089
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,825	—	(2,016)	—	—	(2,016)
Balances at November 2, 2018	24,034,375	$240	$44,122	$5,978	$549,838	$600,178
Comprehensive Income (Loss):
Net income	—	—	—	—	60,755	60,755
Other comprehensive income (loss), net of tax	—	—	—	(4,039)	—	(4,039)
Total comprehensive income (loss)	—	—	—	(4,039)	60,755	56,716
Cash dividends declared - $1.25 per share	—	—	—	—	(30,279)	(30,279)
Share-based compensation	—	—	2,044	—	—	2,044
Issuance of share-based compensation awards, net of shares withheld for employee taxes	6,999	—	(41)	—	—	(41)
Balances at February 1, 2019	24,041,374	$240	$46,125	$1,939	$580,314	$628,618
Comprehensive Income (Loss):
Net income	—	—	—	—	50,414	50,414
Other comprehensive income (loss), net of tax	—	—	—	(2,220)	—	(2,220)
Total comprehensive income (loss)	—	—	—	(2,220)	50,414	48,194
Cash dividends declared - $1.25 per share	—	—	—	—	(30,165)	(30,165)
Share-based compensation	—	—	1,539	—	—	1,539
Issuance of share-based compensation awards, net of shares withheld for employee taxes	3,028	1	(164)	—	—	(163)
Balances at May 3, 2019	24,044,402	$241	$47,500	$(281)	$600,563	$648,023

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	May 1, 2020	May 3, 2019
Cash flows from operating activities:
Net income (loss)	$(57,541)	$158,376
Net loss from unconsolidated subsidiary	142,442	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,292	78,499
Loss on disposition of property and equipment	5,083	7,522
Impairment	19,000	—
Share-based compensation	4,171	5,672
Noncash lease expense	47,045	—
Changes in assets and liabilities:
Inventories	8,906	3,671
Other current assets	3,075	(5,158)
Accounts payable	(46,045)	(7,015)
Accrued employee compensation	(37,650)	1,161
Other current liabilities	(11,759)	5,661
Long-term operating lease liabilities	(36,350)	—
Deferred income taxes	(39,544)	(21)
Other long-term assets and liabilities	(1,893)	4,218
Net cash provided by operating activities	87,232	252,586
Cash flows from investing activities:
Purchase of property and equipment	(83,631)	(103,862)
Proceeds from insurance recoveries of property and equipment	986	603
Proceeds from sale of property and equipment	1,827	134
Notes receivable from unconsolidated subsidiary	(35,500)	—
Acquisition of business, net of cash acquired	(32,971)	—
Net cash used in investing activities	(149,289)	(103,125)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	762,000	400,000
Taxes withheld from issuance of share-based compensation awards	(2,005)	(2,220)
Principal payments under long-term debt	(222,000)	(400,000)
Purchases and retirement of common stock	(55,007)	—
Deferred financing costs	—	(3,022)
Dividends on common stock	(94,485)	(91,290)
Net cash provided by (used in) financing activities	388,503	(96,532)

Net increase in cash and cash equivalents	326,446	52,929
Cash and cash equivalents, beginning of period	36,884	114,656
Cash and cash equivalents, end of period	$363,330	$167,585

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$12,927	$11,881
Income taxes	$5,277	$31,129

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$2,159	$4,980
Change in fair value of interest rate swaps	$(16,591)	$(6,629)
Change in deferred tax asset for interest rate swaps	$4,050	$1,663
Dividends declared but not yet paid	$32,068	$31,106

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 2, 2019 (the “2019 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2019 Form 10-K except for the newly adopted accounting guidance for leases discussed in Note 11.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

COVID-19 Impact

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) to be a pandemic.  In an effort to contain and mitigate the spread of COVID-19, federal, state and local governmental authorities have imposed unprecedented restrictions on travel, group gatherings and non-essential activities, such as “social distancing” guidance, shelter-in-place orders and limitations on or full prohibitions of dine-in services.

In response to the business disruption caused by the COVID-19 pandemic, the Company has taken the following actions.

Operating Initiatives

In response to the COVID-19 pandemic and the orders and guidance from U.S. federal and applicable state and local governmental authorities, in March 2020, the Company temporarily closed the dining rooms in all of its restaurants and operated with pick-up or delivery only.  As part of the Company’s efforts to support an off-premise-only business model, the Company implemented various changes to its Cracker Barrel offerings, including a limited menu and multi-serving takeout Family Meal Baskets, the expansion of third-party delivery services and the implementation of various operating model changes, including contactless curbside delivery.  As of the end of March 2020, all of the Company’s restaurant operations were limited to pick-up and delivery only with no dine-in service.  In late April 2020, certain state and municipal authorities began to remove or modify existing restrictions on dine-in restaurant operations in certain jurisdictions, and the Company has been able to resume dine-in services at a limited number of its restaurants; however, the Company’s dine-in services have been and continue to be limited to occupancy levels well below capacity, and some are yet to open at all for dine-in service.  The Company is taking a cautious approach to reopening dining rooms and is instituting operational protocols to comply with applicable regulatory requirements and to monitor developing health authority recommendations in order to protect the health and foster the confidence of employees and guests in these communities.  The adverse impacts of the COVID-19 pandemic resulted in the Company testing its restaurant long-lived assets for recoverability.  As a result of this analysis, the Company recorded impairment charges of $18,336 due to the expected deterioration in operating performance of certain Cracker Barrel stores.

Index

Expense Reductions

The Company has made significant reductions in operating expenses to reflect reduced operations and sales levels as well as eliminating non-essential spending where feasible.   The Company furloughed employees and eliminated a significant number of positions at all levels of the Company, both at the corporate headquarters and in the field.  Severance expenses of $3,122 related to the elimination of 450 positions were recorded in the third quarter of 2020. The Company also implemented pay reductions for the remainder of the fiscal year for corporate officers and reduced cash retainers payable to the Company’s Board of Directors.  Additionally, the Company has adapted its labor model, instituted inventory management measures and negotiated revised terms with landlords and vendors.

Liquidity Initiatives

As a precautionary measure and in order to increase the Company’s cash position and provide financial flexibility given the uncertainty in the market caused by the COVID-19 pandemic, the Company borrowed $415,000 under the Company’s 2019 Revolving Credit Facility (as defined herein), leaving approximately $3,271 in borrowing availability.  To further preserve available cash, the payment of the dividend that was declared on March 3, 2020 was deferred until September 2, 2020 and the Company has suspended all further dividend payments until further notice.  The Company has also temporarily suspended all future share repurchases under its previously announced $25,000 share repurchase program.  In keeping with the Company’s strategy of concentrating its resources on its core business during the COVID-19 pandemic, the Company has decided not to invest further resources or otherwise provide additional funding to PBS HoldCo, LLC (see Note 3, “Equity Investment” for further information regarding the Company’s strategic relationship with PBS HoldCo, LLC).  The Company continues to explore additional measures to enhance liquidity as the COVID-19 pandemic and related events develop.

Additionally, on March 27, 2020, P.L. 116-136, the Coronavirus Aid, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other things, contains several provisions offering liquidity to businesses.  The Company has benefited and will continue to benefit from two of these provisions, including recovering a portion of qualifying retention pay and health expenses paid to furloughed employees, and deferring a portion of employment taxes until calendar 2021 and calendar 2022.
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

Rate Reform

In March 2020, the FASB issued optional accounting guidance in order to ease the potential burden in accounting for contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform.  The expedients and exceptions provided by this accounting guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 if certain criteria are met.  The Company has certain contracts and hedging relationships which reference LIBOR for which the Company has elected to use the optional accounting guidance.  The Company elected to apply this accounting guidance for contract modifications prospectively as of February 1, 2020.  Additionally, the Company elected to apply this accounting guidance to eligible hedging relationships existing as of February 1, 2020 and to any new hedging relationships entered into during the effective period of the accounting guidance.  The adoption of this accounting guidance in the third quarter of 2020 had no impact on the Company’s consolidated financial position or results of operations.
Recent Accounting Pronouncements Not Adopted

Goodwill Impairment

In January 2017, the FASB issued accounting guidance related to the subsequent measurement of goodwill. Under this new guidance, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  This guidance should be applied on a prospective basis.  The Company is currently evaluating the impact of adopting this accounting guidance in the first quarter of 2021.

Index
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

Effective October 10, 2019, the Company acquired 100% ownership of Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept, for a purchase price of $36,000, of which $32,000 was paid to the sellers in cash with the remaining $4,000 being held as security for the satisfaction of indemnification obligations of the sellers.  The unused portion held as security, if any, will be paid in two installments with $1,500 due to the principal seller on the one-year anniversary of closing and the remaining amount due to the sellers on the two-year anniversary of closing.

The Company believes that this investment supports its strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.  At May 1, 2020, MSBC had 28 company-owned and six franchised fast casual locations across seven states.

The goodwill of $6,364 arising from the acquisition consists largely of the Company’s determination of the value of MSBC’s future free cash flows less the value of the identifiable tangible and intangible assets and liabilities.  None of the goodwill recognized is expected to be deductible for income tax purposes.  Acquisition-related costs of $1,269 were recorded in the general and administrative expenses line in the Condensed Consolidated Statement of Income (Loss) in the quarter ended November 1, 2019.

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

Effective July 18, 2019, the Company purchased approximately 58.6% of the economic ownership interest, and approximately 49.7% of the voting interest, in PBS HoldCo, LLC (“PBS HC”). Prior to suspending all restaurant operations in response to the COVID-19 pandemic as further detailed below, PBS HC and its subsidiaries developed, owned, and operated food, beverage and entertainment establishments under the name of Punch Bowl Social (“PBS”).  The Company does not have the power to unilaterally direct any activities of PBS HC, a variable interest entity, that most significantly impact PBS HC’s economic performance.  As a result, the Company’s investment in PBS HC, for which it has the ability to exercise significant influence, but not control and is not the primary beneficiary, was accounted for using the equity method.  Accordingly, the Company recognized its proportionate share of the reported earnings or losses of PBS HC adjusted for basis differences on its consolidated statements of income (loss) and as an adjustment to the Company’s investment in unconsolidated subsidiary on the consolidated balance sheet.  The Company’s investment in PBS HC was valued at $89,100 at August 2, 2019, and was recorded on the Company’s Condensed Consolidated Balance Sheet as investment in unconsolidated subsidiary.

Additionally, as part of the purchase transaction, the Company purchased promissory notes of PBS HC in principal amount of $6,900 along with the related interest on the notes and provided additional funding of $8,000 to PBS HC in exchange for a promissory note. As part of the purchase agreement with PBS HC, the Company agreed to fund PBS HC up to $51,000 through calendar 2020, of which the Company had funded $48,000 and $12,500, respectively, as of May 1, 2020 and August 2, 2019.  The related promissory notes were included in the other assets line on the Condensed Consolidated Balance Sheet. The Company’s exposure to risk of loss in PBS HC is generally limited to its investment in the ownership interest and its receivable related to the promissory notes.
The Company assesses the impairment of its equity investment whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.  As a result of the COVID-19 pandemic, PBS HC’s wholly-owned subsidiary, in March 2020, PBS BrandCo, LLC (“Brandco”) suspended all operations at each of its 19 locations and laid off substantially all restaurant and corporate employees.  On March 20, 2020, the primary lender under Brandco’s secured credit facility provided notice of the lender’s intention to foreclose on its collateral interest in all equity and/or assets of Brandco unless the Company repaid or unconditionally guaranteed the indebtedness.

Index

In keeping with the Company’s strategy of concentrating its resources on its core business during the COVID-19 pandemic, and in light of the substantial uncertainties surrounding the PBS business coming out of the COVID-19 pandemic, the Company decided not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS HC.  In the third quarter of 2020, the Company recorded a loss of $132,878, which represented its equity investment in PBS HC and its receivable related to the principal and accumulated interest amounts related to the promissory notes.  This loss was recorded in the net loss in unconsolidated subsidiary line on the Condensed Consolidated Statement of Income (Loss) in the third quarter of 2020.

4.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at May 1, 2020 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$100,001	$—	$—	$100,001
Deferred compensation plan assets**				25,958
Total assets at fair value				$125,959

Interest rate swap liability (see Note 7)	$—	$26,716	$—	$26,716
Total liabilities at fair value	$—	$26,716	$—	$26,716

The Company’s assets and liabilities measured at fair value on a recurring basis at August 2, 2019 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$46	$—	$—	$46
Deferred compensation plan assets**				30,593
Total assets at fair value				$30,639

Interest rate swap liability (see Note 7)	$—	$10,483	$—	$10,483
Total liabilities at fair value	$—	$10,483	$—	$10,483

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at May 1, 2020 and August 2, 2019.

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

As noted in Note 2 above, the amounts recorded for these assets are estimated.  See Note 2 for further information in regard to the determination of goodwill.

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

During the quarter ended May 1, 2020, five leased Cracker Barrel stores were determined to be impaired.  Fair value of the leased stores was determined by using a cash flow model.  Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  Based on its analysis, the Company recorded an estimated impairment charge of $18,336, which is included in the impairment line on the Condensed Consolidated Statement of Income (Loss).

5.	Inventories

Inventories were comprised of the following at:

	May 1, 2020	August 2, 2019
Retail	$111,839	$116,990
Restaurant	16,371	20,648
Supplies	18,069	17,320
Total	$146,279	$154,958

6.	Debt

On September 5, 2018, the Company entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”).  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000. Subsequent to May 1, 2020, we have drawn an additional $39,400 under this option.

Index
At May 1, 2020 and August 2, 2019, the Company had $940,000 and $400,000, respectively, of outstanding borrowings under the 2019 Revolving Credit Facility.  At May 1, 2020, the Company had $6,729 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 13 for more information on the Company’s standby letters of credit).  At May 1, 2020, the Company had $3,271 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  At May 1, 2020, $400,000 of the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.61% (see Note 7 for information on the Company’s interest rate swaps).  At May 1, 2020, the weighted average interest rate on the remaining $540,000 of the Company’s outstanding borrowings was 2.22%.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At May 1, 2020, the Company was in compliance with all financial covenants.  As a result of the uncertainty regarding the impact of the COVID-19 pandemic on the Company’s financial position and results of operations, the Company has obtained a waiver for the financial covenants for the fourth quarter of 2020 and the first and second quarters of 2021.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at May 1, 2020 was 1.25%.

All of the Company’s interest rate swaps are accounted for as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings and is presented in the same statement of income (loss) line item as the earnings effect of the hedged item.  Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness, if any, will be recognized currently in earnings in the same statement of income (loss) line item as the earnings effect of the hedged item.

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

A summary of the Company’s interest rate swaps at May 1, 2020 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
January 30, 2015	May 3, 2019	2.0	$60,000	2.16%
January 30, 2015	May 4, 2021	3.0	120,000	2.41%
January 30, 2015	May 3, 2019	2.0	60,000	2.15%
January 30, 2015	May 4, 2021	3.0	80,000	2.40%
January 16, 2019	May 3, 2019	3.0	115,000	2.63%
January 16, 2019	May 3, 2019	2.0	115,000	2.68%
August 6, 2019	November 4, 2019	2.5	50,000	1.50%
August 7, 2019	May 3, 2021	1.0	35,000	1.32%
August 7, 2019	May 3, 2022	2.0	100,000	1.40%
August 7, 2019	May 3, 2022	2.0	100,000	1.36%

The estimated fair value of the Company’s derivative instruments as of May 1, 2020 and August 2, 2019 were as follows:

(See Note 4)	Balance Sheet Location	May 1, 2020	August 2, 2019
Interest rate swaps	Long-term interest rate swap liability	$26,716	$10,483
Total liabilities		$26,716	$10,483

**These interest rate swap liabilities are recorded gross at both May 1, 2020 and August 2, 2019 since there were no offsetting assets under the Company’s master netting agreements.

The estimated fair value of the Company’s interest rate swap liabilities incorporates the Company’s non-performance risk (see Note 4).  The adjustment related to the Company’s non-performance risk at May 1, 2020 and August 2, 2019 resulted in reductions of $1,547 and $399, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities are recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of May 1, 2020, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $5,385.  Cash flows related to the interest rate swaps are included in the interest expense line in the Condensed Consolidated Statements of Income (Loss) and in operating activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the nine months ended May 1, 2020 and the year ended August 2, 2019:

	Amount of Loss Recognized in AOCL on Derivatives
	Nine Months Ended May 1, 2020	Year Ended August 2, 2019
Cash flow hedges:
Interest rate swaps	$(16,591)	$(15,466)

Index
The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and nine-month periods ended May 1, 2020 and May 3, 2019:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Cash flow hedges:
Interest rate swaps	Interest expense	$465	$(99)	$559	$43

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and nine months ended May 1, 2020:

	Amount Reclassified from AOCL		Affected Line Item in the
	Quarter Ended	Nine Months Ended	Condensed Consolidated Financial Statements
Loss on cash flow hedges:
Interest rate swaps	$(465)	$(559)	Interest expense
Tax benefit	116	139	Provision for income taxes (income tax benefit)
	$(349)	$(420)	Net of tax

No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings for the nine months ended May 1, 2020.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the nine months ended May 1, 2020:

Changes in AOCL
AOCL balance at August 2, 2019	$(6,913)
Other comprehensive loss before reclassifications	(12,121)
Amounts reclassified from AOCL	(420)
Other comprehensive loss, net of tax	(12,541)
AOCL balance at May 1, 2020	$(19,454)

8.	Seasonality

Historically, the net income of the Company has been lower in the first and third quarters and higher in the second and fourth quarters.  Management attributes these variations to the holiday shopping season and the summer vacation and travel season.  The Company’s retail sales, which are made substantially to the Company’s restaurant customers, historically have been highest in the Company’s second quarter, which includes the holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been higher during the summer months, thereby contributing to higher profits in the Company’s fourth quarter.  The Company generally opens additional new locations throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year. Currently, the Company is not able to predict the impact that the COVID-19 pandemic may have on these historical consumer demand patterns or, as a result, on the seasonality of its business generally.

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

Revenue consists primarily of sales from restaurant and retail operations. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest, retail customer or other customer.  The Company’s policy is to present sales in the Condensed Consolidated Statements of Income (Loss) on a net presentation basis after deducting sales tax.

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Revenue:
Restaurant	$360,379	$610,120	$1,630,501	$1,832,273
Retail	72,165	129,483	397,226	452,580
Total revenue	$432,544	$739,603	$2,027,727	$2,284,853

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

Gift Card Breakage

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company’s stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.   Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company’s Condensed Consolidated Statements of Income (Loss) over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and nine months ended May 1, 2020, gift card breakage was $1,574 and $5,234.  For the quarter and nine months ended May 3, 2019, gift card breakage was $1,699 and $5,355.

Deferred revenue related to the Company’s gift cards was $95,829 and $80,073, respectively, at May 1, 2020 and August 2, 2019.  Revenue recognized in the Condensed Consolidated Statements of Income (Loss) for the nine months ended May 1, 2020 and May 3, 2019, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $33,937 and $36,815.

Index

11.	Leases

The Company has ground leases for its leased stores and office space leases that are recorded as operating leases under various non-cancellable operating leases.  The Company also leases advertising billboards, vehicle fleets, and certain equipment under various non-cancellable operating leases.  Additionally, the Company also completed sale-leaseback transactions in 2000 and 2009.  In 2009, the Company completed sale-leaseback transactions involving 15 of its owned stores and its retail distribution center.  Under the transactions, the land, buildings and improvements at the locations were sold and leased back for terms of 20 and 15 years, respectively.  Equipment was not included.  The leases include specified renewal options for up to 20 additional years.  In 2000, the Company completed a sale-leaseback transaction involving 65 of its owned stores.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores include specified renewal options for up to 20 additional years and certain financial covenants which include maintenance of a minimum fixed charge coverage for the leased stores.  At May 1, 2020 and August 2, 2019, the Company was in compliance with these covenants.

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2021 with undiscounted future payments of $15,898.

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

The following table summarizes the components of lease cost for operating leases for the quarter and nine months ended May 1, 2020:
	Quarter Ended May 1, 2020	Nine Months Ended May 1, 2020
Operating lease cost	$20,977	$61,295
Short term lease cost	361	2,637
Variable lease cost	309	1,239
Total lease cost	$21,647	$65,171

Index

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the quarter and nine months ended May 1, 2020:

	Quarter Ended May 1, 2020	Nine Months Ended May 1, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$20,192	$60,024
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	623	5,062
Lease modifications granting additional right-of-use assets	2,455	14,972
Lease modifications removing right-of-use assets	(196)	(1,125)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of May 1, 2020:

Weighted-average remaining lease term	18.14 Years
Weighted-average discount rate	3.87%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total lease liability as of May 1, 2020:

Year	Total
Remainder of 2020	$20,182
2021	53,806
2022	42,414
2023	38,189
2024	36,760
Thereafter	535,281
Total future minimum lease payments	726,632
Less imputed remaining interest	(225,986)
Total present value of operating lease liabilities	$500,646

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

Index
The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Net income (loss) per share numerator	$(161,932)	$50,414	$(57,541)	$158,376

Net income (loss) per share denominator:
Weighted average shares	23,777,916	24,041,673	23,922,360	24,034,878
Add potential dilution:
Nonvested stock awards and units	—	62,759	—	55,748
Diluted weighted average shares	23,777,916	24,104,432	23,922,360	24,090,626

13.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of May 1, 2020, the Company had $6,729 of standby letters of credit related to securing reserved claims under workers’ compensation insurance.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2019 Revolving Credit Facility (see Note 6).

At May 1, 2020, the Company is secondarily liable for lease payments associated with two properties occupied by a third party.   Prior to the third quarter of 2020, the Company was not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees; and therefore, no provision had been recorded in the Condensed Consolidated Balance Sheets for amounts to be paid in case of non-performance by the primary obligor under such lease arrangements.  During the third quarter of 2020, the Company received notice regarding non-performance by the primary obligor under these lease arrangements.  At May 1, 2020, the Company has recorded a provision of $324 in the Condensed Consolidated Balance Sheet for amounts to be paid as of result of non-performance by the primary obligor.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of May 1, 2020.

On July 31, 2000, the Company entered into a sale-leaseback transaction involving 65 of its owned Cracker Barrel stores.  In 2020, the Company entered into an agreement to purchase the properties from the landlord for $200,835.  In connection with the purchase, the Company made an earnest money deposit of $6,000 which is included in the prepaid expenses and other current assets line on the Condensed Consolidated Balance Sheet as of May 1, 2020.  The Company’s intent is to enter into an agreement in the fourth quarter of 2020 to assign its right of title and interest as purchaser to another party.   The closing on the purchase of the property is subject to customary closing conditions and is currently scheduled to occur on or before July 29, 2020, at which time the existing leaseback will terminate, and new lease agreements will be entered with the assigned party.

Index
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At May 1, 2020, we operated 664 Cracker Barrel stores in 45 states.  Additionally, effective October 10, 2019, we acquired Maple Street Biscuit Company (“MSBC”).  As of May 1, 2020, MSBC had 28 company-owned and six franchised fast casual locations across seven states.  As of May 1, 2020, we are in the process of converting our six former Holler & Dash Biscuit HouseTM locations (“Holler & Dash”) into MSBC locations.  Our Holler & Dash locations operate in the same states as MSBC.

All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2019 (the “2019 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Part I, Item 1A of the 2019 Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as the factors described under “Critical Accounting Estimates” on pages 36-39 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview

In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic.  In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, group gatherings and non-essential activities, including orders and guidance issued by U.S. federal, state and local governmental authorities, such as “social distancing” guidance and shelter-in-place orders and limitations on or full prohibitions of dine-in services.  There have also been significant business closures and substantial reduction in economic activity in the United States as a result of the COVID-19 pandemic.    The impacts of the COVID-19 pandemic have had a significant negative impact on our results of operations and cash flows for the third quarter of 2020.

In response to the COVID-19 pandemic and the orders and guidance from U.S. federal and applicable state and local governmental authorities, in March 2020, we temporarily closed the dining rooms in all our restaurants and operated with pick-up or delivery only.  As part of our efforts to support an off-premise-only business model, we implemented various changes to our Cracker Barrel offerings, including a limited menu and multi-serving takeout Family Meal Baskets, the expansion of third-party delivery services and the implementation of various operating model changes, including contactless curbside delivery.  In late April 2020, certain state and municipal authorities began to remove or modify existing restrictions on dine-in restaurant operations in certain jurisdictions, and we have been able to resume dine-in services at a limited number of our restaurants; however, our dine-in services have been and will continue to be limited to occupancy levels well below capacity, and some are yet to open at all. In addition, both our off-premise and resumed dine-in operations are being conducted under additional health and safety procedures and practices that are intended to ensure the safety and comfort of our employees and guests, and these additional measures have had and will continue to have adverse effects on our operating costs.  As of May 20, 2020, 356 of our restaurants (including two Holler & Dash locations that have reopened as MSBC locations as of May 20, 2020,) have re-opened on a restricted basis with the remaining 338 open for pick-up or delivery only.

We have taken a number of actions to preserve liquidity during the COVID-19 pandemic. In mid-March 2020, we borrowed the remaining available amount under our 2019 Revolving Credit Facility so that as of May 1, 2020 a total of approximately $946,729 (including $6,729 of standby letters of credit) was outstanding under our 2019 Revolving Credit Facility.  In May 2020, we borrowed an additional $39,400 under an accordion feature of our 2019 Revolving Credit Facility.

In addition, we deferred payment of the dividend that was declared on March 3, 2020, which was scheduled for May 5, 2020 to shareholders of record on April 17, 2020, until a later payment date of September 2, 2020 to shareholders of record on August 14, 2020, and we suspended all further dividend payments under our historical dividend program until further notice. We also temporarily suspended all future share repurchases under our previously announced $25,000 share repurchase program.

Depending on the duration of the COVID-19 pandemic and the associated business interruptions, we may continue to seek other sources of liquidity and other ways of preserving liquidity. No assurance can be made that sources of additional liquidity will be readily available or that we will be successful in obtaining additional liquidity or preserving liquidity. Further, no assurance can be made that sources of additional liquidity will be available on terms that are favorable to us.

To further preserve available cash during the COVID-19 pandemic, we have modified work hours, furloughed employees, eliminated positions at all levels of the Company, and reduced compensation payable to our corporate officers and cash retainers payable to our Board of Directors. As of May 1, 2020, we have incurred severance expenses of $3,122 related to the elimination of 450 positions.  We have also instituted inventory management measures, negotiated and continue to negotiate revised payment terms with our landlords and vendors, and undertaken other cost saving measures throughout our operations, which have resulted in certain cost savings and benefits and deferral of various payables. We may continue to initiate additional cost saving measures if the COVID-19 pandemic continues.

The COVID-19 pandemic has also adversely affected our ability to open new restaurants and remodel existing restaurants. Due to the uncertainty in the economy and to preserve liquidity, we have paused substantially all construction of new restaurants and certain capital expenditures at existing restaurants.

Index
On March 27, 2020, P.L. 116-136, the Coronavirus Aid, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other things, contains several provisions offering liquidity to businesses.  We have benefited and will continue to benefit from two of these provisions, including recovering a portion of qualifying retention pay and health expenses paid to furloughed employees, and deferring a portion of employment taxes until calendar 2021 and calendar 2022.

Operations Strategy

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage that strength.  We remain focused on our 2020 priorities, such as accelerating our off-premise business, introducing craveable signature food, and improving the employee and guest experience.   Due to the impacts of the COVID-19 pandemic, we have added additional 2020 priorities including the following:

●	Instituting operational protocols to comply with applicable regulatory requirements to protect the health and safety of our employees and guests:

●	Implementing various strategies to support the recovery of our business as dining rooms reopen and as traffic recovers; and

●	Ensuring we maintain sufficient liquidity to manage through this uncertain environment.

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

●          Comparable store restaurant sales consist of restaurant sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.  This measure also excludes sales related to MSBC since MSBC was acquired by the Company in the first quarter of 2020.  Comparable store restaurant sales are expressed as a percentage of an increase or decrease in restaurant sales versus the same period in the prior year. Total comparable store restaurant sales for the current year period are subtracted from total comparable store restaurant sales for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year comparable store restaurant sales.  This amount, expressed as a percentage, is the comparable store restaurant sales discussed in MD&A.  See the section below entitled “Total Revenue” for the comparable store restaurant sales percentages for the third quarter and first nine months of 2020 as well as the same periods in the prior year.  Management uses comparable store restaurant sales as a measure of sales growth to evaluate how established stores have performed over time.  We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

●          Comparable store retail sales consist of retail sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.  Comparable store retail sales are expressed as a percentage of an increase or decrease in retail sales versus the same period in the prior year. Total comparable store retail sales for the current year period are subtracted from total comparable store retail sales for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year comparable store retail sales.  This amount, expressed as a percentage, is the comparable store retail sales discussed in MD&A.  See the section below entitled “Total Revenue” for the comparable store retail sales percentages for the third quarter and first nine months of 2020 as well as the same periods in the prior year.  Management uses comparable store retail sales as a measure of sales growth to evaluate how established stores have performed over time.  We believe this measure is also useful for investors to provide a consistent comparison of retail sales results and trends across periods within our core, established store base, unaffected by results of store openings, closings and other transitional changes.

Index
●          Comparable restaurant guest traffic reflects both dine-in and off-premise occasions.  Traffic growth is measured as the change in entrees sold, which includes entrees sold in our dine-in and off-premise business. Comparable restaurant guest traffic consists of entrees sold in stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes guest traffic related to MSBC since MSBC was acquired by the Company in the first quarter of 2020.  Comparable restaurant guest traffic is expressed as a percentage of an increase or decrease in restaurant guest traffic versus the same period in the prior year.  This amount, expressed as a percentage, is the guest traffic discussed in MD&A.  See section below entitled “Total Revenue” for the restaurant guest traffic percentages for the third quarter and first nine months of 2020 as well as the same periods in the prior year.  Management uses this measure to evaluate how established stores have performed over time excluding growth achieved through menu price and sales mix change.  We believe this measure is useful for investors because an increase in comparable restaurant guest traffic represents an increase in guests purchasing from our established restaurants as well as an increase in the likelihood of a retail sales conversion for guests intending to dine, while also providing an indicator as to the development of our brand and the effectiveness of our marketing strategy.

●          Average check per guest is an indicator which management uses to analyze the dollars spent per guest in our stores on restaurant purchases.  Average check is calculated using the comparable store restaurant sales (as defined above) divided by comparable restaurant guest traffic (as defined above).  Average check is expressed as a percentage of an increase or decrease in average check versus the same period in the prior year. Average check for the current year period is subtracted from average check for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year average check number.  This amount, expressed as a percentage, is the average check number discussed in MD&A.  This measure aids management in identifying trends in guest preferences as well as the effectiveness of menu price increases and other menu changes.  We believe this measure is useful for investors to evaluate per guest expenditures as well as our pricing and menu strategies.  See the section below entitled “Total Revenue” for the average check percentages for the third quarter and first nine months of 2020 as well as the same periods in the prior year.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and nine months ended May 1, 2020 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	31.7	29.3	31.0	30.8
Labor and other related expenses	43.7	36.2	36.4	35.1
Other store operating expenses	32.1	20.7	23.3	20.3
General and administrative expenses	6.5	5.0	5.3	4.9
Impairment	4.3	—	0.9	—
Operating income (loss)	(18.3)	8.8	3.1	8.9
Interest expense	1.2	0.6	0.6	0.5
Income (loss) before income taxes	(19.5)	8.2	2.5	8.4
Provision for income taxes (income tax benefit)	(12.8)	1.4	(1.7)	1.5
Net loss from unconsolidated subsidiary	(30.7)	—	(7.0)	—
Net income (loss)	(37.4%)	6.8%	(2.8%)	6.9%

Index
The following table sets forth the change in the number of Company-owned and franchised units in operation during the quarters and nine months ended May 1, 2020 and May 3, 2019 as well as the number of Company-owned and franchised units at the end of the quarters and nine months ended May 1, 2020 and May 3, 2019:

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Net change in units:
Company-owned - Cracker Barrel	3	2	4	6
Company-owned – MSBC	—	—	28	—
Company-owned - Holler & Dash	(6)	—	(7)	—
Franchise – MSBC	1	—	1	—

Units in operation at end of the period
Company-owned - Cracker Barrel	664	659	664	659
Company-owned – MSBC	28	—	28	—
Company-owned - Holler & Dash	—	7	—	7
Total Company-owned units at end of the period	692	666	692	666
Franchise – MSBC	6	—	6	—

Effective October 10, 2019, we acquired MSBC.  We are currently in the process of converting our former Holler & Dash locations into MSBC locations and expect to complete this conversion in the fourth quarter of 2020.  These six locations were temporarily closed during the third quarter of 2020.

Total Revenue

Total revenue for the third quarter and first nine months of 2020 decreased 41.5% and 11.3%, respectively, compared to the same periods in the prior year.  The total revenue decreases for the third quarter and first nine months of 2020 were primarily the result of a significant decline in restaurant guest traffic as a result of restrictions mandated by federal, state and local governments in the United States to mitigate the spread of COVID-19 and the related changes in consumer behavior.

The following table highlights the key components of revenue for the quarter and nine months ended May 1, 2020 as compared to the quarter and nine months ended May 3, 2019:

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Revenue in dollars:
Restaurant	$360,379	$610,120	$1,630,501	$1,832,273
Retail	72,165	129,483	397,226	452,580
Total revenue	$432,544	$739,603	$2,027,727	$2,284,853
Total revenue by percentage relationships:
Restaurant	83.3%	82.5%	80.4%	80.2%
Retail	16.7%	17.5%	19.6%	19.8%
Average unit volumes(1):
Restaurant	$535.7	$923.9	$2,442.9	$2,783.0
Retail	108.7	196.5	600.5	689.0
Total revenue	$644.4	$1,120.4	$3,043.4	$3,472.0
Comparable store sales increase (decrease) (2):
Restaurant	(41.7%)	1.3%	(11.8%)	2.2%
Retail	(45.5%)	(2.6%)	(12.7%)	0.0%
Restaurant and retail	(42.3%)	0.6%	(12.0%)	1.8%
Average check increase	1.9%	3.1%	3.1%	3.2%

(1) Average unit volumes include sales of all stores except for MSBC and Holler & Dash.
(2) Comparable store sales exclude MSBC.

Index

Comparable store restaurant sales, comparable retail sales and comparable restaurant guest traffic were negatively affected by the COVID-19 pandemic as all dining rooms were closed beginning the week of March 27, 2020 with five restaurants resuming dine-in operations with limited capacity on April 28, 2020 and ten restaurants resuming dine-in operations with limited capacity on April 30, 2020.  As of May 20, 2020, 356 of our restaurants (including two Holler & Dash locations that have reopened as MSBC locations as of May 20, 2020,) have re-opened on a restricted basis with the remaining 338 open for pick-up or delivery only.

For the third quarter of 2020, our comparable store restaurant sales decrease resulted from a 43.6% guest traffic decrease partially offset by a 1.9% average check increase (which consisted entirely of the average menu price increase) compared to the prior year third quarter.  For the first nine months of 2020, our comparable store restaurant sales decrease resulted from a 14.9% guest traffic decrease partially offset by a 3.1% average check increase (including a 2.1% average menu price increase) as compared to the prior year period.

Our retail sales are made substantially to our restaurant guests.  For the third quarter of 2020 and first nine months of 2020, our comparable store retail sales decreases resulted from the guest traffic decline and the impact of the COVID-19 pandemic as compared to the same periods in the prior year.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the third quarter and first nine months of 2020 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Cost of Goods Sold in dollars:
Restaurant	$94,231	$153,947	$416,364	$468,996
Retail	42,907	63,126	212,795	235,549
Total Cost of Goods Sold	$137,138	$217,073	$629,159	$704,545
Cost of Goods Sold by percentage of revenue:
Restaurant	26.1%	25.2%	25.5%	25.6%
Retail	59.5%	48.8%	53.6%	52.0%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter of 2020 as compared to the same period in the prior year primarily resulted from an increase in employee discounts, commodity inflation of 1.0% and higher food waste partially offset by our menu price increase referenced above.  Higher employee discounts accounted for an increase of 0.9% as a percentage of restaurant revenue for the third quarter of 2020 as compared to the same period in the prior year and were a direct result of our response to the COVID-19 pandemic.  Higher food waste accounted for an increase of 0.7% in restaurant cost of goods sold as a percentage of restaurant revenue for the third quarter of 2020 as compared to the same period in the prior year.  Higher food waste resulted from dining room closures due to the COVID-19 pandemic.

Restaurant cost of goods sold as a percentage of restaurant revenue in the first nine months of 2020 as compared to the same period in the prior year decreased slightly.

We presently expect the rate of commodity inflation to be approximately 1.0% in 2020 as compared to 2019.

The increase in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2020 as compared to the third quarter of 2019 resulted primarily from lower initial margin, higher employee discounts as a result of our response to the COVID-19 pandemic, higher markdowns and the change in the provision for obsolete inventory.

Third Quarter Increase as a Percentage of Total Revenue
Lower initial margin	6.5%
Employee discounts	2.0%
Markdowns	1.8%
Provision for obsolete inventory	0.6%

Index
The increase in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2020 as compared to the first nine months of 2019 resulted primarily from higher markdowns, higher employee discounts as a result of our response to the COVID-19 pandemic and higher freight expense.

First Nine Months Increase as a Percentage of Total Revenue
Markdowns	0.7%
Employee discounts	0.5%
Freight expense	0.3%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the third quarter and first nine months of 2020 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Labor and related expenses	43.7%	36.2%	36.4%	35.1%

This percentage change resulted from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Store management compensation	5.7%
Miscellaneous wages	2.3%
Employee health care expenses	1.5%
Payroll taxes	0.4%
Workers’ compensation expense	0.3%
Store bonus expense	(1.8%)
Store hourly labor	(0.9%)

This percentage change resulted primarily from the following:

First Nine Months Increase (Decrease) as a Percentage of Total Revenue
Store management compensation	1.0%
Miscellaneous wages	0.4%
Employee health care expenses	0.4%
Store bonus expense	(0.4%)
Store hourly labor	(0.3%)

In general, for the third quarter and first nine months of 2020, labor and other related expenses as percentage of total revenue were materially increased by the significant reduction in total revenue and reduced operations caused by the impact of the COVID-19 pandemic.  In particular, the increases in store management compensation, payroll taxes and workers’ compensation expense as a percentage of total revenue for the third quarter of 2020 as well as store management compensation as a percentage of total revenue for the first nine months of 2020 were all primarily driven by this decrease in revenue.

The increases in miscellaneous wages as a percentage of total revenue for the third quarter and first nine months of 2020 as compared to the same periods in the prior year resulted primarily from retention pay for our field employees due to reduced operations as a result of the COVID-19 pandemic.

Index
Higher employee health care expenses as a percentage of total revenue for the third quarter and first nine months of 2020 as compared to the same periods in the prior year resulted primarily from higher claims activity, higher enrollment in calendar 2020 plans as compared to the calendar 2019 plans and the reduction in revenue in 2020 as discussed above.

The decreases in store bonus expense as a percentage of total revenue for the third quarter and first nine months of 2020 as compared to the same periods in the prior year resulted from lower performance against financial objectives in the third quarter and first nine months of 2020 as compared to the same periods in the prior year due to the impact of the COVID-19 pandemic.

The decreases in store hourly labor costs as a percentage of total revenue for the third quarter of 2020 and first nine months of 2020 as compared to the same periods in the prior year resulted primarily from lower usage of hourly employees due to reduced operations caused by the COVID-19 pandemic.

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

The following table highlights other store operating expenses as a percentage of total revenue for the third quarter and first nine months of 2020 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Other store operating expenses	32.1%	20.7%	23.3%	20.3%

This percentage change resulted from the following:

Third Quarter Increase as a Percentage of Total Revenue
Depreciation expense	2.8%
Rent expense	1.5%
Other store expenses	1.4%
Utilities expense	1.4%
Maintenance expense	1.3%
Advertising expense	1.3%
Supplies expense	1.0%
Real and personal property taxes	0.7%

This percentage change resulted from the following:

First Nine Months Increase as a Percentage of Total Revenue
Depreciation expense	0.8%
Other store expenses	0.5%
Advertising expense	0.5%
Rent expense	0.3%
Utilities expense	0.3%
Supplies expense	0.2%
Maintenance expense	0.2%
Real and personal property taxes	0.2%

Index
In general, for the third quarter and first nine months of 2020, other store operating expenses as percentage of total revenue were materially increased by the significant reduction in total revenue and reduced operations caused by the impact of the COVID-19 pandemic.  In particular, the increases in rent expense, utilities expense, maintenance expense, supplies expense, advertising expense and real and personal property taxes as a percentage of total revenue for the third quarter and first nine months of 2020 were all primarily driven by this decrease in revenue.

The increases in depreciation expense as a percentage of total revenue for the third quarter and first nine months 2020 as compared to the same periods in the prior year resulted primarily from capital expenditures with accelerated depreciation methods.

The increases in other store expenses as a percentage of total revenue for the third quarter and first nine months of 2020 as compared to the same periods in the prior year resulted from costs associated with the growth in our off-premise business and the nonrecurrence of proceeds received in the third quarter of 2019 for the sale of certain technology assets and a hurricane-related insurance settlement.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the third quarter and first nine months of 2020 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
General and administrative expenses	6.5%	5.0%	5.3%	4.9%

This percentage change resulted from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Payroll and related expenses	2.4%
Other expenses	0.7%
Depreciation expense	0.4%
Incentive compensation expense	(2.0%)

This percentage change resulted from the following:

First Nine Months Increase (Decrease) as a Percentage of Total Revenue
Payroll and related expenses	0.7%
Other expenses	0.2%
Incentive compensation expense	(0.5%)

The increases in payroll and related expenses as a percentage of total revenue for the third quarter and first nine months of 2020 as compared to the same periods in the prior year resulted primarily from the decreases in revenue in the third quarter and first nine months of 2020 as compared to the same periods in the prior year and severance expenses recorded in the third quarter of 2020 as part of the elimination of positions in the corporate headquarters and in the field.

The increase in depreciation expense as a percentage of total revenue for the third quarter of 2020 as compared to the same period in the prior year resulted primarily from the decrease in revenue in the third quarter as compared to the same period in the prior year.

The increases in other expenses as a percentage of total revenue for the third quarter and first nine months of 2020 as compared to the same periods in the prior year resulted primarily from the decreases in revenue in the third quarter and first nine months of 2020 as compared to the same periods in the prior year.

Index
The decreases in incentive compensation as a percentage of total revenue for the third quarter and first nine months of 2020 as compared to the same periods in the prior year resulted from lower performance against financial objectives in the third quarter and first nine months of 2020 as compared to the same periods in the prior year due to the impact of the COVID-19 pandemic.

Impairment

During the third quarter of 2020, we determined that five leased Cracker Barrel stores were impaired, resulting in impairment charges of $18,336.  Each of these leased stores was impaired because of declining operating performance and resulting negative cash flow projections as a result of the impact of the COVID-19 pandemic.  It is possible that we may recognize additional impairment as a result of the unknown impacts of the COVID-19 pandemic and our response.

Interest Expense, net

The following table highlights interest expense, net in dollars for the third quarter and first nine months of 2020 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Interest expense, net	$5,298	$4,111	$12,383	$12,637

The increase in interest expense for the third quarter of 2020 as compared to the same period in the prior year resulted primarily from materially higher debt levels caused by our borrowing the remaining available amount under our 2019 Revolving Credit Facility in March 2020 in response to the COVID-19 pandemic.  The decrease in interest expense for the first nine months of 2020 as compared to the same period in the prior year resulted primarily from the interest income on the PBS promissory notes and lower weighted average interest rates partially offset by higher debt levels.  Additionally, as part of our debt refinancing in the first quarter of 2019, we incurred additional interest expense of $166 related to the write-off of deferred financing costs.

We expect higher interest expense for the fourth quarter of 2020 as result of the additional borrowings discussed above and the additional $39,400 borrowed in May 2020.

Provision for Income Taxes (Income Tax Benefit)

Provision for income taxes (income tax benefit) as a percentage of income before income taxes (the “effective tax rate”) was 65.5% and 17.3% in the third quarters of 2020 and 2019, respectively.   The effective tax rate was (66.0%) and 17.0% in the first nine months of 2020 and 2019, respectively.   The increase in the effective rate in the quarter and the decrease in the first nine months of 2020 as compared to the prior year periods are primarily due to the recognition of loss on investment in Punch Bowl Social (“PBS”), which is excluded from income when calculating the effective tax rate partially offset by the tax benefits recorded for the FICA Tip and Work Opportunity federal tax credits.

The Company’s quarterly tax provision (benefit) for income taxes has historically been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss.  However, the Company recorded its interim income tax provision (benefit) using the discrete method as of May 1, 2020, as allowed under Accounting Standards Codification (“ASC”) 740-270, Accounting for Income Taxes - Interim Reporting.    The Company used the discrete method, rather than the AETR method, due to significant variations in income tax expense, relative to projected annual pre-tax income (loss).  Use of the AETR method would have resulted in a disproportionate and unreliable tax rate.

On March 27, 2020, P.L. 116-136, the Coronavirus Aid, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other things, permits NOL carrybacks to offset 100% of taxable income of prior years.   We are currently evaluating the impact of the CARES Act, and presently expect that the NOL carryback provisions may result in a modest cash benefit to us.

Index
Presently, we are unable to determine an effective tax rate for 2020.  Significant fluctuations in income tax expense relative to annual projected pre-tax income (loss) produce an unreliable tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2019 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at August 2, 2019 and borrowings under our 2019 Revolving Credit Facility, was sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs and other cash payment obligations in the first nine months of 2020.

The impacts of the COVID-19 pandemic have adversely affected our results of operations and cash flows.   In response to the business disruption caused by the COVID-19 pandemic, we have taken the following actions, which management expects will enable it to meet its obligations over the next twelve months.

●
In March 2020, we temporarily closed the dining rooms in all of our restaurants and operated with pick-up or delivery only.  Beginning in late April, we have been able to resume dine-in operations in certain jurisdictions.  As of May 20, 2020, 356 of our restaurants (including two Holler & Dash locations that have reopened as MSBC locations as of May 20, 2020,) have re-opened dine-in service on a limited capacity basis, with the remaining 338 open for pick-up or delivery only.

●	We have made significant reductions in operating expenses to reflect reduced operations and sales levels as well as eliminating non-essential spending.

●
We furloughed employees, eliminated a significant number of positions at all levels of the Company, both at the corporate headquarters and in the field and reduced compensation payable to our corporate officers and cash retainers payable to our Board of Directors.

●	We have negotiated revised terms with landlords and vendors to reduce and/or defer these expenses.

●	We borrowed the remaining available amount under our 2019 Revolving Credit Facility and drew down additional amounts from the accordion feature under our 2019 Revolving Credit Facility.

●	We deferred payment of the dividend that was declared on March 3, 2020 until September 2, 2020 and have suspended all further dividend payments until further notice.

●	We have temporarily suspended all future share repurchases.

●	We continue to explore additional measures to enhance liquidity as the COVID-19 pandemic and related events develop.

Cash Generated From Operations

Our operating activities provided net cash of $87,232 for the first nine months of 2020, representing a decrease from the $252,586 net cash provided during the first nine months of 2019.  This decrease primarily reflected the negative impact on our operations caused by the COVID-19 pandemic and the timing of payments for accounts payable.

Borrowing Capacity and Debt Covenants

On September 5, 2018, we entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”) which replaced our $750,000 revolving credit facility of which $400,000 in borrowings was outstanding.  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.  Subsequent to May 1, 2020, we have drawn an additional $39,400 under this option.  In the first quarter of 2019, we paid $3,022 in deferred financing costs related to the debt refinancing.

Index
During the nine months ended May 1, 2020, we borrowed $762,000 under the 2019 Revolving Credit Facility to fund our dividend payments, acquisition of MSBC, other working capital needs and to provide flexibility  as a result of the uncertain times caused by the COVID-19 pandemic.  During the nine months ended May 1, 2020, we repaid $222,000 of the borrowings.  At May 1, 2020, we had $940,000 of outstanding borrowings under the 2019 Revolving Credit Facility and we had $6,729 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance which reduce our borrowing availability under the 2019 Revolving Credit Facility.  At May 1, 2020, we had $3,271 in borrowing availability under our 2019 Revolving Credit Facility.  See Note 6 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  At May 1, 2020, we were in compliance with all financial covenants.  As a result of the negative impact of the COVID-19 pandemic on our financial position and results of operations, we have obtained a waiver for the financial covenants for the fourth quarter of 2020 and the first and second quarters of 2021.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $82,645 for the first nine months of 2020 as compared to $103,259 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The decrease in capital expenditures during the first nine months of 2020 as compared to the first nine months of 2019 resulted primarily from lower capital expenditures for strategic initiatives as well as our decreases in new store construction, store remodels and other similar expenditures in response to the COVID-19 pandemic.  We estimate that our capital expenditures during 2020 will be approximately $100,000, which represents a decrease from our previously disclosed estimate of $125,000, primarily as a result of our conservative cash management in response to the COVID-19 pandemic.  This estimate includes the acquisition of sites and construction costs of new Cracker Barrel stores and new MSBC locations that have opened or that we continue to expect to open during 2020, as well as for acquisition and construction costs for store locations that we continue to plan to be opened in 2021.  We intend to fund our capital expenditures with cash on our balance sheet (including the proceeds from our borrowing the remaining availability under our 2019 Revolving Credit Facility, cash flows from operations and any additional measures taken to obtain cash, as necessary.

Maple Street Biscuit Company

Effective October 10, 2019, we acquired 100% ownership of MSBC, a breakfast and lunch fast casual concept, for a purchase price of $36,000, of which $32,000 was paid to the sellers in cash with the remaining $4,000 being held as security for the satisfaction of indemnification obligations.  The unused portion of the amounts held for security, if any, will be paid in two installments with $1,500 due to the principal seller on the one-year anniversary of closing and the remaining amount due to the sellers on the two-year anniversary of closing.  We also incurred acquisition-related costs of $1,269.  We are currently converting our existing six Holler & Dash locations into MSBC locations and expect this conversion to be completed during the fourth quarter of 2020.  We believe that the investment in MSBC supports our strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.

Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with PBS, a food, beverage and entertainment concept, by purchasing a non-controlling interest in the concept.  As part of the transaction, we agreed to fund PBS up to $51,000 through calendar 2020 of which we funded $35,500 during the first nine months of 2020, for a total of $48,000.  We believed the investment in PBS provided us with a growth vehicle to deliver additional shareholder value.  However, as a result of the COVID-19 pandemic, PBS Holdco’s wholly-owned subsidiary, PBS BrandCo, LLC (“Brandco”) suspended all operations at each of its 19 locations and laid off substantially all restaurant and corporate employees.  On March 20, 2020, the primary lender under Brandco’s secured credit facility provided notice of the lender’s intention to foreclose on its collateral interest in Brandco unless we repaid or unconditionally guaranteed the indebtedness.

Index
In keeping with our strategy of concentrating our resources on our core business during the COVID-19 pandemic, and in light of the substantial uncertainties surrounding PBS business coming out of the COVID-19 pandemic, we decided not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS.  In the third quarter of 2020, we recorded a loss of $132,878, which represented our equity investment in PBS and the principal and accumulated interest under the outstanding unsecured indebtedness of PBS held by the Company.  This loss was recorded in the net loss in unconsolidated subsidiary line on our Condensed Consolidated Statement of Income (Loss) in the third quarter of 2020.

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

During the first nine months of 2020, we paid a regular dividend of $3.90 per share and declared a dividend of $1.30 per share that was originally scheduled to be paid on May 5, 2020 to shareholders of record on April 17, 2020.  To preserve available cash during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, we previously announced a deferred payment of such dividend until September 2, 2020 to shareholders of record on August 14, 2020.  Additionally, we have suspended all further dividend payments under the Company’s historical dividend program until further notice.

Previously, our Board of Directors authorized the repurchase of up to $50,000 of our common stock during 2020.  In the third quarter of 2020, upon the completion of this repurchase authorization, our Board of Directors approved the repurchase of up to an additional $25,000 of our common stock.     During the first nine months of 2020, we repurchased 378,974 shares of our common stock in the open market at an aggregate cost of $55,007.  In response to the COVID-19 pandemic, we have temporarily suspended all future share repurchases.

During the first nine months of 2020, we issued 23,715 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $2,005.

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

We had positive working capital of $203,982 at May 1, 2020 versus negative working capital of $150,094 at August 2, 2019.  The change in working capital from August 2, 2019 to May 1, 2020 primarily resulted from the increase in cash and the timing of accounts payable partially offset by the recognition of lease liabilities due to the adoption at August 3, 2019 of accounting guidance for leases.

Index
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

Critical accounting estimates are those that:

●	management believes are most important to the accurate portrayal of both our financial condition and operating results, and
●	require managemet’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2020, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  During the first quarter of 2020, we recorded an impairment charge of $664 related to the transition from Holler & Dash locations to MSBC locations.  During the third quarter of 2020, we recorded impairment charges of $18,336 related to five leased Cracker Barrel stores.  It is possible that we may recognize additional impairment as a result of the unknown impacts of the COVID-19 pandemic and our response.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first nine months of 2020 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2020 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Goodwill and Other Intangibles

Effective October 10, 2019, the Company acquired 100% ownership of MSBC and recorded estimated amounts for goodwill and other intangibles.  Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired.  Goodwill and other intangibles will be evaluated for impairment annually during each fourth quarter period and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value.  See Notes 2 and 4 to the Condensed Consolidated Financial Statements for further information related to goodwill and other intangibles.

Index
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative market risks since August 2, 2019, except as described below.  For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the 2019 Form 10-K.

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At May 1, 2020, the Company had outstanding borrowings of $940,000 (see Note 6 to the Condensed Consolidated Financial Statements).  During the third quarter of 2020, as a precautionary measure to provide financial flexibility given the uncertainty in the market caused by the COVID-19 pandemic, the Company borrowed the remaining available amount under the Company’s revolving credit facility.  Borrowings under the Company’s credit facility bear interest, at the Company’s election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 6 and 7 to the Condensed Consolidated Financial Statements).  To manage this risk in a cost efficient manner, we have entered into interest rate swaps.

At May 1, 2020, $400,000 of the Company’s outstanding borrowings were swapped at a weighted average interest rate of 3.61% (see Note 7 to the Condensed Consolidated Financial Statements for information on the Company’s interest rate swaps).  At May 1, 2020, the weighted average interest rate on the remaining $540,000 of the Company’s outstanding borrowings was 2.22%.  The impact of a one-percentage point increase or decrease on the remaining $540,000 of our outstanding borrowings is approximately $5,460 on a pre-tax annualized basis.

ITEM 4 Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of May 1, 2020, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended May 1, 2020 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

Except as otherwise described herein (and as previously included in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2020), there have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2019 Form 10-K.

The novel coronavirus (“COVID-19”) pandemic has had and is expected to continue to have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our shareholders for an extended period of time.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, group gatherings and non-essential activities, including orders and guidance issued by U.S. federal, state and local governmental authorities, such as “social distancing” guidance, shelter-in-place orders and limitations on or full prohibitions of dine-in services. There have also been significant business closures and a substantial reduction in economic activity in the United States as a result of the COVID-19 pandemic. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the U.S. economy as a whole, as well as on the restaurant industry and our business, in particular.

In response to the COVID-19 pandemic and the orders and guidance from U.S. federal and applicable state and local governmental authorities, in March 2020 we temporarily closed the dining rooms in all of our restaurants and operated with pick-up or delivery only. As state and municipal authorities begin to lift or modify existing restrictions on dine-in restaurant operations in certain jurisdictions, we have been able to resume dine-in operations at a limited number of our restaurants; however, our dine-in operations have been and will continue to be limited to occupancy levels well below capacity, and some are yet to open at all. In addition, both our off-premise and resumed dine-in operations are being conducted under additional health and safety procedures and practices that are intended to ensure the safety and comfort of our employees and guests, and these additional measures have had and will continue to have adverse effects on our operating costs. We cannot predict how quickly or whether consumer demand for our business will return to pre-pandemic levels, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions and uncertainty, including as a result of job losses and lower discretionary income. As a result of these factors, the COVID-19 pandemic, the resulting public health response and diminished economic activity have had and will continue to have a material adverse effect on our guest traffic, sales and operating costs, and we cannot predict the duration of the pandemic or what other government responses or economic effects may occur.

The impacts of the COVID-19 pandemic have adversely affected our cash flows which could impact our ability to meet our obligations over the next twelve months.  We have taken a number of actions to preserve liquidity during the COVID-19 pandemic. In mid-March 2020, we borrowed the remaining available amount under our 2019 Revolving Credit Facility so that as of May 1, 2020, a total of approximately $947 million (including $6.7 million of standby letters of credit) was currently outstanding under our 2019 Revolving Credit Facility. In addition, we deferred payment of the dividend that was declared on March 3, 2020, which was scheduled for May 5, 2020 to shareholders of record on April 17, 2020, until a later payment date of September 2, 2020 to shareholders of record on August 14, 2020, and we suspended all further dividend payments under our historical dividend program until further notice. We also temporarily suspended all further share repurchases under our previously announced $25.0 million share repurchase program. Depending on the duration of the COVID-19 pandemic and the associated business interruptions, we may continue to seek other sources of liquidity and other ways of preserving liquidity. No assurance can be made that sources of additional liquidity will be readily available or that we will be successful in obtaining additional liquidity or preserving liquidity. Further, no assurance can be made that sources of additional liquidity will be available on terms that are favorable to us.

To preserve available cash during the COVID-19 pandemic, we have modified work hours, furloughed employees, eliminated positions at all levels of the Company, and reduced compensation payable to our corporate officers and cash retainers payable to our Board of Directors. We have also instituted inventory management measures, negotiated and continue to negotiate revised payment terms with our landlords and vendors, and undertaken other cost saving measures throughout our operations, which have resulted in certain cost savings and benefits and deferral of various payables. We may continue to initiate additional cost saving measures if the COVID-19 pandemic continues, but we cannot assure you that similar results or cost savings will be achieved.

Index
The COVID-19 pandemic has also adversely affected our ability to open new restaurants and remodel existing restaurants. Due to the uncertainty in the economy and to preserve liquidity, we have paused nearly all construction of new restaurants and certain capital expenditures at existing restaurants. These changes may have a material adverse effect on our ability to grow our business, particularly if these construction pauses are in place for a significant amount of time. Moreover, these deferrals of planned construction of new restaurants may subject us to additional costs and other adverse effects both during the pendency of any delays as well as upon any resumption of deferred construction projects.

Our restaurant operations could be further disrupted if large numbers of our employees are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, fear of contracting COVID-19, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially having a material adverse effect on our liquidity, financial condition or results of operations. In addition, we have furloughed certain employees and may need to implement additional furloughs. Those staff members might seek and find other employment during the furlough, which could materially adversely affect our ability to properly staff and reopen our dining rooms with experienced staff members when the business interruptions caused by COVID-19 abate or end. As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we also have recently closed our corporate offices in Lebanon, Tennessee and have implemented a work-from-home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business.

Our suppliers have been and could continue to be adversely impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, fear of contracting COVID-19, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions. Although we have not experienced material adverse impacts to date, additional or prolonged closures of meat processing facilities that have occurred due to the effects of COVID-19 could adversely impact our supply chain and the products that we offer. Similarly, many of the products sold in our retail operations are sourced from international suppliers, including from China, and have experienced, and will likely continue to experience, disruptions, temporary closures and worker shortages that may result in an inability to fulfill our orders timely or, in some cases, at all, which could have an adverse impact on our retail sales and margins.

The COVID-19 pandemic has also resulted in significant financial market volatility and uncertainty, including material declines in the market price of our common stock. A continuation or worsening of the levels of market disruption and volatility seen during the first and second calendar quarters of 2020 could have a further adverse effect on the market price of our common stock. Should the market price of our common stock decline further, we may incur additional impairment charges to other assets, such as goodwill or other intangible or long-lived assets, which could have a further material adverse effect on our financial condition and results of operations.

The performance of our business as affected by the COVID-19 pandemic and the level of our indebtedness could prevent us from meeting the obligations under our 2019 Revolving Credit Facility, maintaining sufficient liquidity to operate our business or servicing our debt obligations.

Our 2019 Revolving Credit Facility contains covenants requiring us to maintain a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. Given the significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, there are potential scenarios under which we could fail to comply with these covenants, which would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or ability to continue to service our debt obligations. If there are prolonged or worsening effects of the COVID-19 pandemic, such as continued long-term closures of our restaurants, we could be unable to generate revenues and cash flows sufficient to conduct our business, service our outstanding debt and comply with the covenants under the 2019 Revolving Credit Facility. This could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or result in an acceleration of the maturity of a significant portion or all of our then-outstanding debt obligations, which we may be unable to repay or refinance.

Index
Our non-controlling interest in PBS, our acquisition of MSBC, as well as other strategic investments or initiatives that the Company may pursue now or in the future, may not yield their expected benefits, resulting in a loss of some or all of the Company’s investment.

In 2019, the Company purchased a non-controlling interest in PBS. Due to the impact of the COVID-19 pandemic, PBS’s wholly-owned operating subsidiary, PBS BrandCo, LLC (“Brandco”), suspended all operations at each of its 19 locations and laid off substantially all restaurant and corporate employees.  On March 20, 2020, the primary lender under Brandco’s secured credit facility provided notice to PBS and Brandco declaring a default under Brandco’s secured credit facility and stating the lender’s intention to foreclose on its collateral interest in the equity of Brandco and substantially all of Brandco’s assets.  In keeping with our strategy to concentrate resources on our core business and preserve liquidity during the COVID-19 pandemic, we made the decision not to prevent foreclosures or otherwise provide additional capital to PBS and recorded a non-cash impairment charge of approximately $132.9 million.  Our investment in PBS and resulting impairment charge has negatively impacted, and may continue to negatively impact, our financial condition and results of operations.  As of May 20, 2020, none of the PBS locations is under operation.

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

Index

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended May 1, 2020 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
2/1/2- – 2/28/20	102,003	$147.08	102,003	Indeterminate (2)
2/29/20 – 3/27/20	147,646	$135.49	147,646	Indeterminate (2)
3/28/20 – 5/1/20	—	$—	—	Indeterminate (2)
Total for the quarter	249,649	$140.23	249,649	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis and includes commissions and fees.

(2)
On June 3, 2019, the Company’s Board of Directors approved the repurchase of up to $50,000 of the Company’s common stock, with such authorization to expire on June 2, 2020.   On March 7, 2020, the Company’s Board of Directors approved the repurchase of up to an additional $25,000 of the Company’s common stock, with such authorization to expire on March 5, 2021 to the extent it remains unused.  This authorization was effective immediately and replaced the $50,000 share repurchase authorization which had been expended earlier in the third quarter of 2020.  In response to the COVID-19 pandemic, however, the Company has temporarily suspended all future share repurchases.

ITEM 5. Other Information

On May 28, 2020, the Company and certain subsidiaries of the Company entered into a Third Amendment (the “Amendment”), amending the Company’s 2019 Revolving Credit Facility, by and among the Company, the subsidiary guarantors named therein, the several banks and other financial institutions and lenders from time to time party thereto and Bank of America, N.A. (“Bank of America”), as administrative agent and collateral agent.

The Amendment provides for an incremental 364-day secured revolving line of credit of approximately $39.4 million (the “364-Day Loan”), which was drawn in full on May 28, 2020. The proceeds of the 364-Day Loan, net of fees and expenses incurred in connection with the Amendment, were added to existing cash on the Company’s balance sheet.

Pursuant to the Amendment, borrowings under the 2019 Revolving Credit Facility (including the 364-Day Loan) bear interest, at the Company’s election, at either (i) a rate per annum equal to the highest of Bank of America’s prime rate or a rate 0.5% in excess of the Federal Funds Rate or a rate 1.0% in excess of one-month LIBOR (the “Base Rate”), or (ii) the one-, two-, three- or six-month per annum LIBOR for deposits in the applicable currency (the “Eurocurrency Rate”), as selected by the Company, in each case plus an applicable margin. The applicable margin depends on the Company’s consolidated total leverage ratio and varies from 2.00% to 3.50% (for Eurocurrency Rate loans) and from 1.00% to 2.50% (for Base Rate Loans). Commitment fees and letter of credit fees are also payable under the 2019 Revolving Credit Facility. Principal amounts outstanding under the 364-Day Loan are payable in full at maturity on May 27, 2021, and there are no scheduled principal payments prior to maturity.

As amended, borrowings under the 2019 Revolving Credit Facility (including the 364-Day Loan) are secured by all present and future stock or other membership interests in the present and future subsidiaries of the Company and substantially all non-real estate assets of the present and future subsidiaries of the Company, subject to certain exceptions and exclusions.

The Amendment provides for temporary suspension of the financial covenants, including maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio, contained in the 2019 Revolving Credit Facility through January 29, 2021 (the “Covenant Relief Period”). During the Covenant Relief Period, the Company is subject to certain additional restrictions, including, but not limited to, prohibitions on the Company’s ability to (i) pay dividends (other than the dividend previously authorized by the Board on March 7, 2020, and subsequently deferred until September 2, 2020 and payable to shareholders of record on August 14, 2020, as previously disclosed), (ii) make capital expenditures (including maintenance capital expenditures) in excess of $60 million in the aggregate, and (iii) make acquisitions and certain other investments, subject to certain exceptions and exclusions. The Company is also required to maintain unrestricted liquidity of at least $140 million (in the form of unrestricted cash or availability under the 2019 Revolving Credit Facility, as amended) until delivery of a compliance certificate with respect to the Company’s fiscal quarter ending April 30, 2021.

The foregoing summary of the Amendment contained in this Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Index
ITEM 6.  Exhibits

INDEX TO EXHIBITS

Exhibit

3.1
Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 001-25225)

3.2
Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012 (Commission File No. 001-25225)

10.1
Second Amendment to Credit Agreement, dated as of March 16, 2020, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (filed herewith)

10.2
Third Amendment to Credit Agreement, dated as of May 28, 2020, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (filed herewith)

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: June 2, 2020	By:	/s/Jill M. Golder
Jill M. Golder, Senior Vice President and
Chief Financial Officer

Date: June 2, 2020	By:	/s/Kara S. Jacobs
Kara S. Jacobs, Vice President, Corporate Controller and Principal
Accounting Officer