Form 10-K
period 2020-07-31
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2020-09-25
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,632,632,777.

As of September 16, 2020, there were 23,697,396 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10-K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 19, 2020
(the “2020 Proxy Statement”)

INTRODUCTION

General

This report contains references to years 2020, 2019 and 2018, which represent our fiscal years ended July 31, 2020, August 2, 2019 and August 3, 2018, respectively.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of units) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

Forward-Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference, may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that Cracker Barrel Old Country Store, Inc. (the “Company”) expects will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such forward-looking statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with the novel coronavirus (“COVID-19”) pandemic, including the duration of the COVID-19 pandemic and its ultimate impact on our business, levels of consumer confidence in the safety of dine-in restaurants, restrictions (including occupancy restrictions) imposed by governmental authorities, the effectiveness of cost saving measures undertaken throughout our operations, disruptions to our operations as a result of the spread of COVID-19 in our workforce, and our increased level of indebtedness brought on by additional borrowing necessitated by the COVID-19 pandemic; general or regional economic weakness, and weather on sales and customer travel; discretionary income or personal expenditure activity of our customers; information technology-related incidents, including data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our ability to identify, acquire and sell successful new lines of retail merchandise and new menu items at our restaurants; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue now or in the future, including our integration of Maple Street Biscuit Company; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; the effects of plans intended to promote or protect our brands and products; commodity price increases; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; workers’ compensation, group health and utility price changes; consumer behavior based on negative publicity, changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease as well as the possible effects of such events on the price or availability of ingredients used in our restaurants; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance all or portions of our indebtedness; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; our ability to retain key personnel; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; economic or psychological effects of natural disasters or other unforeseen events such as terrorist acts, social unrest or war and the military or government responses to such events; disruptions to our restaurant or retail supply chain, including as a result of COVID-19; changes in foreign exchange rates affecting our future retail inventory purchases; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of this report below, as well as the factors described under “Critical Accounting Estimates” in Part II, Item 7 of this report below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 Financial Statements and Supplementary Data.”

COVID-19 Impact and Company Response

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

In response to the business disruption caused by the COVID-19 pandemic, we have taken the following actions.

Operating Initiatives

In response to the COVID-19 pandemic and the orders and guidance from U.S. federal and applicable state and local governmental authorities, in March 2020, we temporarily closed the dining rooms in all of our restaurants and operated with pick-up and delivery only.  In order to support our off-premise business model, we implemented various changes to our Cracker Barrel offerings, including, among other actions, offering a limited menu and multi-serving takeout family meal baskets, expanding third-party delivery services and implementing various operating model changes, including contactless curbside delivery.  For a portion of the third quarter of 2020, all of our restaurant operations were limited to pick-up and delivery orders with no dine-in service.  Thereafter, we were able to resume dine-in services at a limited number of restaurants.  Our dine-in services have been and continue to be limited to occupancy levels well below capacity, and some locations are not currently open at all for dine-in service.  As of September 16, 2020, thirteen of our restaurants had not opened dine-in services to some extent.  We have taken a cautious approach to reopening dining rooms and have instituted operational protocols to comply with applicable regulatory requirements and to monitor developing health authority recommendations in order to protect the health and foster the confidence of employees and guests.  The adverse impacts of the COVID-19 pandemic resulted in us testing our restaurant long-lived assets for recoverability.  As a result of this analysis, we recorded impairment charges of $22,496 due to the deterioration in operating performance of certain Cracker Barrel and Maple Street Biscuit Company (“MSBC”) locations.

Expense Reductions

We have made significant reductions in operating expenses to reflect reduced operations and sales levels as well as eliminated non-essential spending where feasible.  We furloughed employees and eliminated a significant number of positions at all levels both at the corporate headquarters and in the field.  We recorded severance expenses of $3,956 related to the elimination of 469 Company positions in 2020. We also implemented pay reductions in the third quarter for the remainder of the fiscal year for corporate officers, reduced cash retainers payable to the Company’s Board of Directors and temporarily suspended matches to our defined contribution plans through the end of fiscal 2020.  Additionally, we adapted our labor model, instituted inventory management measures and negotiated revised terms with landlords and vendors.

Liquidity Initiatives

As a precautionary measure and in order to increase our cash position and provide financial flexibility given the uncertainty in the market caused by the COVID-19 pandemic, in March 2020, we borrowed the remaining availability under our revolving credit facility (approximately $471,700, including $6,700 of standby letters of credit) and, in May 2020, we exercised the accordion feature under the revolving credit facility in order to borrow an additional amount of $39,395.

To further preserve available cash, the payment of the dividend that was declared on March 3, 2020 was deferred until September 2, 2020.  On that date, we paid an aggregate amount of $30,807 in respect of the deferred dividend.  Other than the payment of the deferred dividend, we have suspended all further dividend payments until further notice.  We also temporarily suspended all share repurchases under our previously announced $25,000 share repurchase program.  In keeping with our strategy of concentrating our resources on our core business during the COVID-19 pandemic, we decided not to invest further resources or otherwise provide additional funding to PBS HoldCo, LLC (see Note 3, “Equity Method Investment” for further information regarding the Company’s strategic relationship with PBS HoldCo, LLC).

On March 27, 2020, P.L. 116-136, the Coronavirus Aid, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains several provisions offering liquidity to businesses.  We have benefited and will continue to benefit from two of these provisions that allowed us to recover a portion of qualifying retention pay and health expenses paid to furloughed employees and to defer a portion of employment taxes until calendar 2021 and calendar 2022.

As a result of the foregoing actions, the Company had $436,996 in cash and cash equivalents at July 31, 2020. In order to maintain and bolster our cash reserves and further strengthen our balance sheet in response to the COVID-19 pandemic, in July 2020, the Company entered into an agreement with the original lessor and a third party financier to obtain ownership of 64 Cracker Barrel properties and simultaneously entered into a sale and leaseback transaction with the financier, and, in August 2020, the Company completed a sale and leaseback transaction pursuant to which we sold a total of 62 Cracker Barrel owned properties and received net proceeds, after fees and expenses, of $146,357. See Note 11 to the Consolidated Financial Statements for additional information regarding these sale and leaseback transactions.

Cracker Barrel Old Country Store Concept

As of September 16, 2020, we operated 663 Cracker Barrel stores in 45 states.  Our stores are not franchised.  Our stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite.  We pride ourselves on our consistent quality, value and friendly service.

Store Format: The format of our stores consists of a trademarked rustic old country-store design offering a full-service restaurant menu that features home-style country food and a wide variety of decorative and functional items such as rocking chairs, holiday and seasonal gifts, toys, apparel, cookware and foods.  All stores are freestanding buildings and consist of approximately 20% of gift shop space with the remainder dedicated to our restaurant, training and storage space.  Our stores have stone fireplaces and are decorated with antique‑style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs that we invite guests to use while waiting for a table in our dining room or after enjoying a meal and they are a popular item sold by the gift shops.

Products:  Our restaurants, which generated approximately 80% of our total revenue in 2020, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Our restaurants serve breakfast, lunch and dinner daily and offer dine-in, pick-up and delivery services.  Menu items are moderately priced.  Beginning in 2020, certain of our Cracker Barrel restaurants began serving a limited assortment of beer and wine.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, fruit and yogurt parfaits, meats, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include southern fried chicken, chicken and dumplings, chicken pot pie, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, country fried shrimp, steak, roast beef, ham, vegetable plates, sandwiches and a variety of salads.  We also offer multi-serving takeout family meal baskets.  Additionally, from time to time, we feature new items as off-menu specials or on test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions.  Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée.  There is some variation in menu pricing and content in different regions of the country. The average check per guest during 2020 was $11.13, which represents a 2.7% increase over the prior year.  We served an average of approximately 5,200 restaurant guests per week in a typical store in 2020.

The following table highlights the price ranges for our meals in 2020:

Price Range
Breakfast	$4.99 to $12.99
Lunch and Dinner	$5.99 to $17.19

The following table highlights each day-part’s percentage of restaurant sales in 2020:

Percentage of Restaurant Sales in 2020
Breakfast Day-Part (until 11:00 a.m.)	25%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	39%
Dinner Day-Part (4:00 p.m. to close)	36%

We also offer items for sale in our gift shops that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes. Our gift shops offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, cookware and various other gift items, as well as various candies, preserves and other food items.

The following table highlights the five categories which accounted for the largest shares of our retail sales in 2020:

Percentage of Retail Sales in 2020
Apparel and Accessories	31%
Food	18%
Décor	13%
Toys	10%
Media	8%

Our typical gift shop features approximately 3,700 stock keeping units.  A selection of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $353 per square foot in 2020) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

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

Store Management and Quality Controls: At each store, our store management typically consists of one general manager, four associate managers and one retail manager.  Our store management is responsible for an average of 101 employees operating two shifts.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate managers to improve sales and operational performance, we maintain bonus plans designed to provide managers with an opportunity to share in the profits of their store.  The bonus plans also reward managers who achieve specific operational targets.  Each store is assigned to both a restaurant and a retail district manager who each report to a regional vice president.

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

Operational Changes in Response to COVID-19:  Since the beginning of the COVID-19 pandemic, our teams have maintained close contact with applicable regulatory agencies, from the Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration to state and local regulatory agencies and health authorities, to ensure we are following the latest recommended practices and procedures to protect the health of employees and guests.  We instituted operational changes and enhancements to safety protocols to ensure that both our guests and employees experience a clean and safe environment. These enhanced processes were added to the already rigorous food safety and sanitation standards that we continuously follow and are verified by a third-party firm.  These operational changes include, among others, the following:

●
In accordance with the CDC’s guidance regarding face coverings and orders currently in effect in many state and local jurisdictions, all employees are required to wear masks upon entering our restaurants and throughout their shift.

●
Every employee goes through a wellness screening prior to starting a shift, which includes a temperature check.  Wellness screenings occur twice per day for all employees and are required for all vendors entering the premises.

●
We have implemented enhanced cleaning processes at all of our restaurants.  Enhanced cleaning processes include: the use of a peroxide disinfectant to clean and disinfect all dining tables and chairs between guest seatings; removal of all tabletop items such as peg games, condiments, and marketing materials; providing cleanable menus which are disinfected between each guest use; and continuous cleaning and disinfecting throughout open hours in all points of the restaurant (including ink pens, restrooms, door handles and other common surfaces).

●
We adhere to all state and local guidelines for dining capacity, guest mask requirements and social distancing.  All dining tables are spaced so that guests at different tables are at least six feet apart.  In addition, signage that directs social distancing is placed on the floor of the restaurant in high traffic areas (including the entrance and at cash stands).  We have also stationed a hospitality employee at the front door to greet guests and encourage them to wait in their car until they are notified that a table is ready, and we have installed plexiglass shields at all cash stands.

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

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2020:

Percentage of Food Purchases in 2020
Beef	13%
Dairy (including eggs)	12%
Fruits and vegetables	12%
Poultry	10%
Pork	10%

Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2020 was chicken breast at approximately 4% of total food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors.  Eggs are purchased through five vendors.  We purchase our pork through six vendors, poultry through nine vendors and beef through nine vendors.  Should any food items from a particular vendor become unavailable, we generally believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 60% in 2020) directly from domestic and international vendors and warehouse, or crossdock, such items at our retail distribution center in Lebanon, Tennessee, which we lease.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to individual stores.

Approximately one-third of our 2020 retail items were purchased directly from vendors in the People’s Republic of China.  We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

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

Marketing: We employ multiple media to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests. In 2020, we had over 1,600 billboards and this expenditure accounted for approximately 40% of total advertising spend. We continue to develop our use of non-billboard media as we look to build market awareness for our brand.  This includes broadcast television, national cable, internet, mobile, social media, email and search marketing.  We continued to increase our efforts in the digital space to drive preference and engagement with our brands’ dine-in and off-premise offerings.  We continue to evolve our presence on social media sites, our own brand sites and an e-commerce platform.  Our exclusive music program drives awareness for the brand and builds cultural relevance and affinity with our guests.

Store Development:  We opened four new stores in 2020. We plan to open three new stores during 2021.  As of September 16, 2020, approximately 83% of our stores are located along interstate highways.  Our remaining stores are located off-interstate or near tourist destinations.  We pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand with travelers on the interstate highway system and by locating in certain local markets where our guests live and work, including locations outside of our existing core markets and in states where we currently do not operate.

Of the 663 stores open as of September 16, 2020, we own the land and buildings for 360, while the other 303 properties are either ground leases or ground and building leases.  The land cost for stores opened during 2020 and 2019 averaged $1,328. Building, site improvement, furniture, equipment and related development costs for stores opened during 2020 and 2019 averaged $4,905.  Pre-opening costs averaged $602 per store in 2020.

Our current store prototype is approximately 9,100 square feet, including approximately 1,900 square feet of retail selling space and dining room seating for approximately 180 guests.  Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

Maple Street Biscuit Company and Holler & Dash Concepts

Effective October 10, 2019, we acquired 100% ownership of MSBC, a breakfast and lunch fast casual concept.  MSBC offers biscuit-inspired entrées as well as freshly roasted coffee with a proprietary blend and a limited selection of beer and wine in certain locations.  MSBC operates in a smaller footprint than our Cracker Barrel Old Country Store concept and has operating hours limited to the breakfast and lunch day parts.  In 2016, we launched our own breakfast and lunch fast casual concept, Holler & Dash Biscuit HouseTM. During 2020, we converted our six Holler & Dash locations into MSBC locations.  As of September 16, 2020, 35 company-owned MSBC locations were open -— all leased properties in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas.  Additionally, as of September 16, 2020, there were six franchised locations open and located in Florida and South Carolina.

Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with Punch Bowl Social (“PBS”), a food, beverage and entertainment concept, by purchasing a non-controlling equity interest in the concept.  The PBS concept was developed to focus on made-from-scratch food, a craft beverage program and social gaming.  We believed the investment in PBS provided a growth vehicle to deliver additional shareholder value and extend our footprint into a complementary market segment.  However, during the onset of the COVID-19 pandemic, PBS Holdco’s wholly-owned subsidiary, PBS BrandCo, LLC (“Brandco”) suffered unsustainable disruption to its business across the chain and suspended all operations at each of its 19 locations and laid off substantially all restaurant and corporate employees.  On March 20, 2020, the primary lender under Brandco’s secured credit facility provided notice of the lender’s intention to foreclose on its collateral interest in Brandco unless Cracker Barrel repaid or unconditionally guaranteed the indebtedness.  In keeping with our strategy of concentrating our resources on our core business during the COVID-19 pandemic, and in light of the substantial uncertainties surrounding the PBS business coming out of the COVID-19 pandemic, we decided not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS and recorded a non-cash impairment charge on our investment of $132,878.  In August 2020, the former CEO of PBS resigned, and Brandco’s senior secured lender appointed a chief restructuring officer to oversee the PBS business.  As of September 16, 2020, seven PBS locations had reopened in at least some capacity.

EMPLOYEES

As of July 31, 2020, we employed approximately 55,000 people (as compared to approximately 73,000 employees as of August 2, 2019), of whom approximately 500 were in advisory and supervisory capacities, approximately 3,500 were in-store management positions and 42 were officers.  Many store personnel are employed on a part‑time basis.  Our employees are not represented by any union, and management considers its employee relations to be good.

COMPETITION

The restaurant and retail industries are intensely competitive with respect to the type and quality of food, retail merchandise, price, service, location, personnel, concept, attractiveness of facilities, availability of carryout and home delivery, internet and mobile ordering capabilities and effectiveness of advertising and marketing.  We compete with a significant number of national and regional restaurant and retail chains, some of which have greater resources than us, as well as locally owned restaurants and retail stores.  We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section; fast casual restaurants; quick-service restaurants; and highly promotional casual and family dining restaurants.  In addition, improving product offerings at fast casual restaurants and quick-service restaurants and expansion of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives.  We expect competition to continue in all of these areas. The restaurant and retail businesses are also often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic and weather patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.  Factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant and retail industries in general and our stores in particular.  We believe we compete effectively and have successfully differentiated ourselves from many of our competitors in the restaurant and retail industries through a unique brand and guest experience, which offers a diversified full service menu and a large variety of nostalgic and unique retail items.  For further information regarding competition, see Item 1A. Risk Factors.

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

TRADEMARKS

We deem the various Cracker Barrel and MSBC trademarks and service marks that we own to be of substantial value.  Our policy is to obtain federal registration of trademarks and other intellectual property whenever possible and to pursue vigorously any infringement of our trademarks and service marks.

RESEARCH AND DEVELOPMENT

While research and development is important to us, these expenditures have not been material due to the nature of the restaurant and retail industries.

SEASONAL ASPECTS

Historically, our revenue and profits have been lower in the first and third fiscal quarters and higher in the second and fourth fiscal quarters.  We attribute these variations primarily to the holiday shopping season and the summer vacation and travel season.  Our gift shop sales, which are made substantially to our restaurant guests, historically have been highest in our second quarter, which includes the holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby generally contributing to higher profits in the Company’s fourth quarter.  We also generally open additional new stores throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.  Furthermore, we are not able to predict at this time the impact that the COVID-19 pandemic may have on the seasonality of our business during the coming fiscal year.

WORKING CAPITAL

In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Therefore, like many restaurant companies, we are able to, and often do operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while other restaurant inventories purchased locally generally are financed through trade credit at terms of 30 days or less.  Because of our gift shop, which have a lower product turnover than our restaurants, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories are generally financed through trade credit at terms of 60 days or less.  These various trade terms are aided by rapid product turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears of hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses, such as certain taxes and some benefits, are deferred for longer periods of time.

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

The COVID-19 pandemic has had and is expected to continue to have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our shareholders for an extended period of time.

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

In response to the COVID-19 pandemic and the orders and guidance from U.S. federal and applicable state and local governmental authorities, in March 2020 we temporarily closed the dining rooms in all of our restaurants and operated with pick-up or delivery only. As state and municipal authorities lift or modify existing restrictions on dine-in restaurant operations in certain jurisdictions, we have been able to resume dine-in operations; however, our dine-in operations have been and will continue to be limited to occupancy levels well below capacity, and some are yet to open at all.  Further, given the recent increases in positive cases in some areas, as well as the possibility of further increases when the traditional “cold and flu season” begins this autumn, there could be additional federal, state or local responses that restrict in-person dining and/or movement of guests or otherwise impact our business.  In addition, both our off-premise and resumed dine-in operations are being conducted under enhanced health and safety procedures and practices that are intended to ensure the safety and comfort of our employees and guests, and these enhanced measures have had and will continue to have adverse effects on our operating costs. We cannot predict how quickly or whether consumer demand for our business will return to pre-pandemic levels, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions and uncertainty, including as a result of job losses and lower discretionary income. As a result of these factors, the COVID-19 pandemic, the resulting public health response and diminished economic activity have had and will continue to have a material adverse effect on our guest traffic, sales and operating costs, and we cannot predict the duration of the pandemic or what other government responses or economic effects may occur.

The impacts of the COVID-19 pandemic have adversely affected our cash flows which could impact our ability to meet our obligations over the next twelve months.  We have taken a number of actions to preserve liquidity during the COVID-19 pandemic. In mid-March 2020, we borrowed the remaining available amount under our revolving credit facility and in May 2020, we exercised the accordion feature under revolving credit facility in order to borrow approximately $39 million.  In July 2020, we paid down a portion of debt so that as of July 31, 2020, a total of approximately $970.9 million (including $21.5 million of standby letters of credit) was currently outstanding under our revolving credit facility. In addition, we deferred payment of the dividend that was declared on March 3, 2020, which was scheduled for May 5, 2020 to shareholders of record on April 17, 2020, until a later payment date of September 2, 2020 to shareholders of record on August 14, 2020, and we suspended all further dividend payments under our historical dividend program until further notice. We also temporarily suspended all share repurchases under our previously announced $25.0 million share repurchase program. Additionally, in July 2020 and August 2020, we completed two sale and leaseback transactions pursuant to which we sold, a total of 126 properties at which we operate locations, and received net proceeds, after fees and expenses, of approximately $146 million. Depending on the duration of the COVID-19 pandemic and the associated business interruptions, we may continue to seek other sources of liquidity and other ways of preserving liquidity. No assurance can be made that sources of additional liquidity will be readily available or that we will be successful in obtaining additional liquidity or preserving liquidity. Further, no assurance can be made that sources of additional liquidity will be available on terms that are favorable to us.

To preserve available cash during the COVID-19 pandemic, in fiscal 2020, we modified work hours, furloughed employees, eliminated positions at all levels of the Company, and reduced compensation payable to our corporate officers and cash retainers payable to our Board of Directors. We also instituted inventory management measures, negotiated and continue to negotiate revised payment terms with our landlords and vendors, and undertaken other cost saving measures throughout our operations, which have resulted in certain cost savings and benefits and deferral of various payables. We may continue to initiate additional cost saving measures if the COVID-19 pandemic continues, but we cannot assure you that similar results or cost savings will be achieved.

The COVID-19 pandemic has also adversely affected our ability to open new restaurants and remodel existing restaurants. Due to the uncertainty in the economy and to preserve liquidity, we paused nearly all construction of new restaurants and certain capital expenditures at existing restaurants during the fourth quarter of fiscal 2020.  While we resumed most of these construction projects as of the date of this report, these pauses may have a material adverse effect on our ability to grow our business.  Moreover, these deferrals of planned construction of new restaurants may subject us to additional costs and other adverse effects both during the pendency of any delays as well as upon any resumption of deferred construction projects.

Our restaurant operations could be further disrupted if large numbers of our employees are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, fear of contracting COVID-19, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially having a material adverse effect on our liquidity, financial condition or results of operations.  Additionally, it may be difficult to properly staff and reopen our dining rooms if our previously furloughed employees found other sources of employment or are unwilling to return to work during the current climate.  As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we also have closed our corporate offices in Lebanon, Tennessee and have implemented a work-from-home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business.

Our suppliers have been and could continue to be adversely impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, fear of contracting COVID-19, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions. We provide personal protective equipment (“PPE”) to our team members and have added additional supplies of sanitization products to our restaurants for employee and guest use.  A shortage of supply of PPE or sanitization products could adversely impact our restaurant operations.  Although we have not experienced material adverse impacts to date, additional or prolonged closures of meat processing facilities that have occurred because of COVID-19 could adversely impact our supply chain and the products that we offer. Similarly, many of the products sold in our retail operations are sourced from international suppliers, including from China, and have experienced, and will likely continue to experience, disruptions, temporary closures and worker shortages that may result in an inability to fulfill our orders timely or, in some cases, at all, which could have an adverse impact on our retail sales and margins.

The COVID-19 pandemic has also resulted in significant financial market volatility and uncertainty, including material declines in the market price of our common stock.  A continuation or worsening of the levels of market disruption and volatility seen during calendar 2020 could have a further adverse effect on the market price of our common stock.  Should the market price of our common stock decline further, we may incur additional impairment charges to other assets, such as goodwill or other intangible or long-lived assets, which could have a further material adverse effect on our financial condition and results of operations.  During the third and fourth quarters of 2020, the adverse impacts of the COVID-19 pandemic resulted in us testing our restaurant long-lived assets for recoverability and, as a result, we recorded impairment charges of approximately $22 million.

The performance of our business as affected by the COVID-19 pandemic and the level of our indebtedness could prevent us from meeting the obligations under our revolving credit facility, or maintaining sufficient liquidity to operate our business or service our debt obligations, and we cannot provide any guarantee of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.

Our consolidated indebtedness and restrictions in our revolving credit facility may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.  Although a recent amendment to our revolving credit facility temporarily suspends certain covenants (including maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio) through January 29, 2021, we cannot assure you that we will be in compliance with these covenants following this covenant relief period.  Given the significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, there are potential scenarios under which we could fail to comply with these covenants, which would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or ability to continue to service our debt obligations. If there are prolonged or worsening effects of the COVID-19 pandemic, such as continued long-term closures of our restaurants, we could be unable to generate revenues and cash flows sufficient to conduct our business, service our outstanding debt and comply with the covenants under the revolving credit facility. This could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or result in an acceleration of the maturity of a significant portion or all of our then-outstanding debt obligations, which we may be unable to repay or refinance.  A default under our credit agreement may also significantly affect our ability to obtain additional or alternative financing.  For example, the lenders’ ongoing obligation to extend credit under the revolving credit facility is dependent upon our compliance with these covenants and restrictions.

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

In recent years prior to 2020, we have increased the quarterly cash dividends on our common stock and, beginning in 2015 through 2019, we have also declared special dividends on our common stock.  In March 2020, in response to the significant reduction in our cash flows caused by the COVID-19 pandemic, our Board of Directors determined to suspend our dividend program to preserve our liquidity.  Any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, and prospects, results of operations, business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the payment of dividends.  Furthermore, there can be no assurance that we will be able to actively repurchase our common stock, and we may discontinue plans to repurchase common stock at any time.

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

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income.  General economic conditions, including economic downturns related to the COVID-19 pandemic, have also adversely affected our results of operations and may continue to do so.  The current economic recession, a protracted economic downturn and a worsening economy may reduce consumer confidence and affect consumers’ ability or desire to spend disposable income.  In addition, it is difficult to predict what impact, if any, the U.S. presidential election in November 2020 and its outcome could have on consumer confidence and discretionary spending.  A deterioration in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they shop and dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular will remain static in 2021, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

Health concerns, government regulation relating to the consumption of food products and widespread infectious diseases could affect consumer preferences and could negatively affect our results of operations.

In addition to the COVID-19 pandemic, the United States and other countries have experienced, or may experience in the future, outbreaks of other viruses, such as norovirus, the bird/avian flu or other diseases.  As we have experienced with the COVID-19 pandemic, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.  In the event a health pandemic occurs, customers might avoid public places, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.  Jurisdictions in which we have restaurants may impose mandatory closures or impose restrictions on operations.  If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which would adversely affect our restaurant guest traffic or perform functions at the corporate level.  A regional or global health pandemic might also adversely affect our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our stores.

The sale of food and prepared food products for human consumption involves the risk of injury to our customers.  Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases.  Additionally, many of the food items on our menu contain beef and chicken. The preferences of our customers toward beef and chicken could be affected by changes in consumer health or dietary trends and preferences regarding meat consumption or health concerns and publicity concerning food quality, illness and injury generally.  In recent years there has been publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, salmonella, African swine fever, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken, pork, dairy and eggs.  In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products.  A decrease in guest traffic to our stores, a change in our mix of products sold or an increase in costs as a result of these health concerns either in general or specific to our operations, could result in a decrease in sales or higher costs to our stores that would materially harm our business.

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

Our business is not static – it changes periodically as a result of many factors, including, among other items discussed in other risk factors, the following:

●	increases and decreases in guest traffic, average weekly sales, restaurant and retail sales and restaurant profitability;
●	continued or increased regulations on our operations, consumer activities or social gatherings as a result of the COVID-19 pandemic;
●	the rate at which we open new stores, the timing of new store openings and the related high initial operating costs;
●	changes in advertising and promotional activities and expansion into new markets; and
●	impairment of long-lived assets and any loss on store closures.

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

The restaurant and retail industries are intensely competitive, and we face many well-established competitors.  We compete within each market with national and regional restaurant and retail chains and locally owned restaurants and retailers.  Competition from other regional or national restaurant and retail chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  We also face competition as a result of the convergence of grocery, deli, retail and restaurant services, particularly in the supermarket industry.  We also face competition from various off-premise meal replacement offerings including, but not limited to, home meal kits delivery, third party meal delivery and catering and the rapid growth of these channels by our competitors. Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices.  We compete primarily on the quality, variety and perceived value of menu and retail items. The number and location of stores, the growth of e-commerce, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors. We anticipate that intense competition will continue with respect to all of these factors.  We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and other competitive pressures that could affect both the availability and cost of these important resources.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

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

●	fluctuating currency exchange rates or control regulations;
●	foreign government regulations;
●	product testing regulations;
●	foreign political and economic instability; and
●	disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries.

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

Our performance is dependent on attracting and retaining a large and growing number of qualified store employees.  Availability of staff varies widely from location to location.  Many staff members are in entry-level or part-time positions, typically with high rates of turnover.  High turnover of store management and staff would cause us to incur higher direct costs associated with recruiting, training and retaining replacement personnel.  Management turnover as well as general shortages in the labor pool can cause our stores to be operated with reduced staff, which negatively affects our ability to provide appropriate service levels to our customers.  The market for the most qualified talent continues to be competitive and we must provide competitive wages, benefits and workplace conditions to maintain our most qualified employees.  Depending on the length of our furloughs, employees may seek other employment and decline to return when we recall them to work in our restaurants.  Additionally, personal or public health concerns related to COVID-19 might make some existing team members or potential candidates reluctant to work in enclosed restaurant environments.  Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruiting and training expenses

Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation, payroll taxes and changing demographics.  Many of our employees are hourly workers whose wages are affected by increases in the federal or state minimum wage or changes to tip credits.  Tip credits are the amounts an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes.  Increases in minimum wage levels and changes to the tip credit have been made and continue to be proposed at both federal and state levels.  As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage.  If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

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

The majority of our retail inventory is shipped into, stored at and shipped out of a single warehouse located in Lebanon, Tennessee.  All of the decorative fixtures used in our stores are shipped into, stored at and shipped out of a separate warehouse that is also located in Lebanon, Tennessee.  A natural disaster or public health crisis (such as the COVID-19 pandemic) affecting either of these warehouses or their personnel and operations could materially adversely affect our business.  Additionally, our corporate systems and processes and support for our restaurant and retail operations are centralized on one campus in Tennessee. We have disaster recovery procedures and business continuity plans in place to address most events, back up and offsite locations for recovery of electronic and other forms of data and information.  However, if we are unable to implement our disaster recovery and business continuity plans, we may experience delays in recovery of data, failure to support field operations, tardiness in required reporting and compliance and the inability to perform vital corporate functions which could adversely affect our business.

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

The protection of customer, employee and company data is critical to us.  We are subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud.  Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. As a merchant and service provider of point-of-sale services, we are also subject to the Payment Card Industry Data Security Standard issued by the Payment Card Industry Council.  The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements, including the recently enacted California Consumer Privacy Act (“CCPA”). Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes.  In addition, customers and employees have a high expectation that we will adequately protect their personal information. For example, in connection with credit and debit card sales, we transmit confidential card information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prevent others from obtaining improper access to this information. If we fail to comply with the laws and regulations regarding privacy and security or experience a security breach, we could be exposed to risks of data loss, regulatory investigations and/or penalties, a loss of the ability to process credit and debit card payments, substantial inconvenience or harm to our guests, litigation and serious disruption of our operations.  Additionally, any resulting negative publicity could significantly harm our reputation and damage our relations with our guests.  As privacy and information security laws, regulations and practices change and cyber risks continue to evolve, we may incur additional costs to ensure we remain in compliance and protect guest, employee and Company information.

We are subject to a number of risks relating to federal, state and local regulation of our business, including the areas of minimum wage increases, health care reform and environmental matters, and an insufficient or ineffective response to government regulation may increase our costs and decrease our profit margins.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to food safety, minimum wage and other labor issues (such as unionization), health care, menu labeling and building and zoning requirements and those relating to the preparation and sale of food and alcoholic beverages as well as certain retail products.  The development and operation of our stores depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.  We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and applicable requirements concerning minimum wage, overtime, healthcare coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), and federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990.  In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.  We also face risks from new and changing laws and regulations relating to gift cards, nutritional content, nutritional labeling, product safety and menu labeling. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

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

Our business is somewhat seasonal and also can be affected by extreme weather conditions and natural disasters, social unrest or other catastrophic events.

Historically, our highest sales and profits have occurred during the second and fourth quarters, which include the holiday shopping season and the summer vacation and travel season.  Retail sales historically have been seasonally higher between Thanksgiving and Christmas. Therefore, the results of operations for any quarter or period of less than one year cannot be considered indicative of the operating results for an entire year. Furthermore, we are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.

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

Lastly, unforeseen events, such as natural disasters, hostile acts (including terrorist activities and public or workplace violence), social unrest or other catastrophic events, and our ability to appropriately respond and adapt to such events could negatively impact our business, results of operations and financial condition.

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

We rely on trademark, unfair competition, trade secret and copyright laws to protect our intellectual property rights.  We have registered certain trademarks and service marks with appropriate governmental authorities.  We cannot guarantee that these intellectual property rights will be maximized or that they can be successfully asserted.  There is a risk that we will not be able to obtain and perfect our own, or, where appropriate, license intellectual property rights necessary to support new product introductions or other brand extensions.  We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future.  Our failure to protect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business and results of operations.

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

We maintain relationships with various third-party delivery apps and services such as DoorDash®, Postmates, and Uber Eats. Our sales may be negatively affected if these platforms are damaged or interrupted through technological failures or otherwise. The drivers fulfilling third-party delivery orders may make errors or fail to make timely deliveries such that our food or brands are poorly represented. This could cause reputational harm or adversely impact sales and customer satisfaction. Our sales through these services may also depend on the availability of delivery drivers, who are generally independent contractors.

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

Our non-controlling equity interest in PBS, our acquisition of MSBC, as well as other strategic investments or initiatives that the Company may pursue now or in the future, may not yield their expected benefits, resulting in a loss of some or all of the Company’s investment.

In 2019, the Company entered into a strategic relationship with PBS, a food, beverage and entertainment concept, by purchasing a non-controlling equity interest in the concept.  Due to the impact of the COVID-19 pandemic, PBS’s wholly-owned operating subsidiary, BrandCo, suspended all operations at each of its 19 locations and laid off substantially all restaurant and corporate employees.  On March 20, 2020, the primary lender under Brandco’s secured credit facility provided notice to PBS and Brandco declaring a default under Brandco’s secured credit facility and stating the lender’s intention to foreclose on its collateral interest in the equity of Brandco and substantially all of Brandco’s assets.  In keeping with our strategy of concentrating our resources on our core business during the COVID-19 pandemic, and in light of the substantial uncertainties surrounding PBS business coming out of the COVID-19 pandemic, we decided not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS and recorded a non-cash impairment charge of approximately $132.9 million.  In August 2020, the former CEO of PBS resigned, and Brandco’s senior secured lender appointed a chief restructuring officer to oversee the PBS business.  Our investment in PBS and resulting impairment charge has negatively impacted, and may continue to negatively impact, our financial condition and results of operations.  As of September 16, 2020, seven PBS locations had reopened in at least some capacity.

In 2020, the Company acquired 100% ownership of MSBC. Future outcomes of MSBC’s financial results and operating condition may present a risk of loss of the Company’s initial investment as well as have an adverse impact on our business, financial condition and results of operations.  If the Company is unable to successfully integrate MSBC in an efficient and effective manner, the anticipated benefits of the acquisition of MSBC may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, the integration of MSBC with the Company will require the dedication of significant management resources, which will need to be reallocated from those devoted to day-to-day business operations. An inability to realize the full extent of the anticipated benefits of the MSBC acquisition or any delays encountered in the integration process could have an adverse effect on our business, financial condition and results of operations.

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

Our business is subject to the risk of litigation by employees, guests, suppliers, shareholders, governmental agencies, competitors or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues, including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury, including claims related to COVID-19; violation of “dram shop” laws; trademark and patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease guest or consumer acceptance of our brand, regardless of whether the allegations are valid or we ultimately are found liable.  Litigation could adversely impact our operations and our ability to expand our brand in other ways as well.  As a result, litigation may adversely affect our business, financial condition and results of operations.

Unfavorable publicity could harm our business. In addition, our failure to recognize, respond to and effectively manage the impact of social media could materially impact our business.

Multi-unit businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, poor service, food-borne illness, viruses, product defects, personal injury, adverse health effects (including obesity) or other concerns stemming from one or a limited number of our stores.  Even when the allegations or complaints are not valid, unfavorable publicity relating to one or more of our stores, or only to a single store, could adversely affect public perception of the entire brand.  Additionally, social media can be utilized to target specific companies or brands as a result of a variety of actual or perceived actions or inactions that are disfavored by our customers, local culture, employees, or interest groups, which can materially impact consumer behavior.  Adverse publicity and its effect on overall consumer perceptions of food safety or customer service could have a material adverse effect on our business, financial condition and results of operations.

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

The Lion Fund II, L.P., Biglari Capital Corp., First Guard Insurance Company, Southern Pioneer Property and Casualty Insurance Company, and SPP&C Holding Co., Inc., are affiliates of Sardar Biglari (“Biglari”), and are the beneficial owners of approximately 8.7% of our outstanding common stock as of September 15, 2020.  We recently received notice from Biglari nominating a candidate for election to our board of directors at our annual meetings of shareholders.  If a proxy contest ensues, or if we become engaged in a proxy contest with another activist shareholder in the future, our business could be adversely affected because:

●
responding to public proposals, special meeting requests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees;

●
perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

●	pursuit of an activist shareholder’s agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our home office headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee.  We use approximately 250,000 square feet of office space for our home office headquarters and decorative fixtures warehouse.  We lease our retail distribution center, which consists of approximately 370,000 square feet of warehouse facilities and an additional approximately 10,000 square feet of office and maintenance space.  We also lease office space for our MSBC headquarters which consists of approximately 4,000 square feet.  In addition to the various corporate facilities, we have three owned properties for future development, a motel used for housing management trainees and for the general public, and three parcels of excess real property and improvements that we intend to sell.

In addition to the properties mentioned above, we own or lease the following store properties (including both our 663 Cracker Barrel Old Country Store locations and 35 locations for our MSBC locations) as of September 16, 2020:

State	Owned	Leased	State	Owned	Leased
Tennessee	29	29	New Jersey	0	6
Florida	31	44	California	0	6
Texas	19	35	Kansas	3	2
Georgia	26	26	Oregon	0	5
North Carolina	17	27	Wisconsin	5	0
Kentucky	22	15	Colorado	3	1
Alabama	19	14	Massachusetts	0	4
Virginia	15	17	New Mexico	1	3
Ohio	22	9	Utah	4	0
Indiana	20	8	Idaho	2	1
South Carolina	13	14	Iowa	3	0
Pennsylvania	8	17	Connecticut	1	1
Illinois	19	2	Montana	2	0
Missouri	14	4	Nebraska	1	1
Michigan	12	3	Nevada	0	2
Mississippi	10	4	Delaware	0	1
Arizona	2	11	Maine	0	1
Arkansas	5	7	Minnesota	1	0
Louisiana	8	2	New Hampshire	1	0
Maryland	3	6	North Dakota	1	0
New York	8	1	Rhode Island	0	1
West Virginia	3	6	South Dakota	1	0
Oklahoma	6	2		360	338

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

Pursuant to Instruction to Item 401 of Regulation S‑K and General Instruction G(3) to Form 10‑K, the following information is included in Part I of this Form 10‑K.

Information about Our Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	62	President and Chief Executive Officer

Jill M. Golder	58	Senior Vice President and Chief Financial Officer

Laura A. Daily	56	Senior Vice President, Retail

Michael T. Hackney	64	Senior Vice President, Operations

Richard M. Wolfson	54	Senior Vice President, General Counsel and Secretary

P. Doug Couvillion	56	Senior Vice President, Sourcing and Supply Chain

Jennifer L. Tate	49	Senior Vice President, Chief Marketing Officer

Donna L. Roberts	45	Vice President and Chief Human Resources Officer

Kara S. Jacobs	40	Vice President, Corporate Controller and Principal Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us since 2009 and assumed her current position as President and Chief Executive Officer in September 2011, when she also became a member of our Board of Directors.  Prior to September 2011, Ms. Cochran served as our President and Chief Operating Officer since November 2010 and as our Executive Vice President and Chief Financial Officer from April 2009 to November 2010.  Before joining us in April 2009, she was the Chief Executive Officer of Books-A-Million, Inc.  Ms. Cochran has 26 years of experience in the retail industry and eleven years of experience in the restaurant industry.

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

Ms. Tate joined us in September 2020 as Senior Vice President, Chief Marketing Officer.  Prior to joining us, she held various positions with Darden Restaurants, Inc., since March 2010, including serving as Executive Vice President and Chief Marketer for Olive Garden.  Prior to joining Darden Restaurants, Inc., she served as the Senior Brand Manager of Pizza Hut for Yum! Brands from October 2007 to March 2010 and as the Brand Manager for Frito-Lay from August 2002 to October 2007.  Ms. Tate has 18 years of experience in the restaurant industry.

Ms. Roberts has been employed with us since 2012 and assumed her current position in May 2020.  Prior to her current role, she held other positions in the human resource and legal departments including Vice President of Human Resources and Vice President and Deputy General Counsel.  Before joining us, she practiced law for ten years, most recently as a partner focused on commercial litigation and employment law.

Ms. Jacobs joined us in December 2019 as Vice President, Corporate Controller and Principal Accounting Officer.  From July 2017 to November 2019, she was the Vice President and Corporate Controller of Bridgestone Americas, Inc., and from 2003 until 2017, she held various positions with increasing responsibility at Deloitte & Touche, LLP, including as a Managing Director from September 2016 until July 2017.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 7,621 shareholders of record as of September 16, 2020.

See Note 7 to Consolidated Financial Statements with respect to dividend restrictions.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2020 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On June 3, 2019, our Board of Directors approved an increase in our share repurchase authorization of up to $50,000, with such authorization to expire on June 2, 2020.  On March 7, 2020, our Board of Directors approved the repurchase of up to an additional $25,000 of our common stock, with such authorization to expire on March 5, 2021 to the extent any portion remained unused.  This authorization was effective immediately and replaced the $50,000 share repurchase authorization which had been expended.  In response to the COVID-19 pandemic, however, the Company has temporarily suspended all share repurchases.  We did not repurchase any of our common stock in the fourth quarter ended July 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

		(Dollars in thousands except percentages and share data) For each of the fiscal years ended
	July 31, 2020(a)	August 2, 2019(b)	August 3, 2018(c)	July 28, 2017	July 29, 2016
Selected Income Statement Data:
Total revenue	$2,522,792	$3,071,951	$3,030,445	$2,926,289	$2,912,351
Net loss from unconsolidated subsidiary	(142,442)	—	—	—	—
Net income (loss)	(32,475)	223,401	247,620	201,899	189,299
Net income (loss) per share:
Basic	(1.36)	9.29	10.31	8.40	7.91
Diluted	(1.36)	9.27	10.29	8.37	7.86
Dividends declared per share	3.90	8.05	8.60	8.15	7.70

As Percent of Total Revenue:
Cost of goods sold (exclusive of depreciation and rent)	30.9%	30.3%	30.9%	30.5%	31.9%
Labor and related expenses	36.7	35.1	34.8	34.8	34.6
Other store operating expenses	24.4	20.4	19.9	19.2	19.0
General and administrative expenses	5.8	5.0	4.7	4.8	4.9
Gain on sale and leaseback transaction	(2.8)	—	—	—	—
Impairment	0.9	—	—	—	—
Operating income	4.1	9.2	9.7	10.7	9.6
Income before income taxes	3.2	8.7	9.2	10.2	9.1

Selected Balance Sheet Data:
Working capital (deficit)	$191,956	$(150,094)	$(57,867)	$(16,971)	$(13,077)
Investment in unconsolidated subsidiary	—	89,100	—	—	—
Operating lease right-of-use assets, net	691,949	—	—	—	—
Total assets	2,544,258	1,581,225	1,527,355	1,521,942	1,497,664
Current portion of long-term debt	39,395	—	—	—	—
Current operating lease liabilities	42,301	—	—	—	—
Long-term debt	910,000	400,000	400,000	400,000	400,000
Long-term operating lease liabilities	632,630	—	—	—	—
Long-term interest rate swap liability	23,860	10,483	—	6,833	22,070
Other long-term obligations	80,605	129,439	128,794	129,353	126,608
Shareholders’ equity	418,389	604,710	581,781	544,507	526,443
Selected Cash Flow Data:
Purchase of property and equipment, net	$296,008	$137,540	$151,633	$110,108	$113,360
Purchase of investment in unconsolidated subsidiary	—	89,100	—	—	—
Share repurchases	55,007	—	14,772	—	14,653
Selected Other Data:
Common shares outstanding at end of year	23,697,396	24,049,240	24,011,550	24,055,682	23,956,134
Company-owned units open at end of year	698	667	660	649	641

Average Unit Volumes(d):
Restaurant	$3,038	$3,766	$3,681	$3,661	$3,653
Retail	741	897	894	896	926

Comparable Store Sales(e):
Period to period increase (decrease) in comparable store sales:
Restaurant	(18.9)%	2.6%	0.6%	0.2%	2.2%
Retail	(17.1)	0.1	(0.1)	(3.7)	2.7
Number of units in comparable base	646	640	635	632	623

(a)
Effective October 10, 2019, the Company acquired 100% ownership of Maple Street Biscuit Company (“MSBC”).  The COVID-19 pandemic significantly affected the Company’s operations in 2020.  As a result of the pandemic, the Company’s dining rooms were temporarily closed during part of the third and fourth quarters of 2020 during which time the Company operated with pick-up and delivery only services.  In order to preserve the Company’s liquidity, the Company deferred payment of its scheduled dividend, temporarily suspended future share repurchases and borrowed the remaining availability under its credit facility and decided to not invest further resources in Punch Bowl Social (“PBS”).  The Company recorded a loss of $132,878 for PBS, which represented the Company’s equity investment in PBS and the principal and accumulated interest under the outstanding unsecured indebtedness of PBS held by the Company.  The Company also recorded severance expenses of $3,956 related to the elimination of 469 Company positions.  The adverse impacts of the COVID-19 pandemic resulted in the Company testing its restaurant long-lived assets for recoverability and recording impairment charges of $22,496 related to certain Cracker Barrel and MSBC locations. The Company entered into a sale and leaseback transaction involving 64 of its Cracker Barrel stores and recorded a gain of $69,954.  In 2020, the Company adopted accounting guidance that requires the recognition of lease assets and lease liabilities on the balance sheet.  For more information, see our Consolidated Financial Statements and notes thereto under “Item 8 – Financial Statements and Supplementary Data” below.

(b)	Effective July 18, 2019, the Company entered into a strategic relationship with PBS by purchasing a non-controlling equity interest in PBS for $89,100.
(c)
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

(d)	Average unit volumes include sales of all stores except for MSBC and Holler & Dash. Fiscal 2018 consisted of 53 weeks while all other periods presented consisted of 52 weeks.
(e)	Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks and exclude MSBC and Holler & Dash.

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

This overview summarizes the MD&A, which includes the following sections:

●	Executive Overview – a general description of our business, the restaurant and retail industries, our key performance indicators and the Company’s performance in 2020.
●	Results of Operations – an analysis of our consolidated statements of income (loss) for the three years presented in our Consolidated Financial Statements.
●	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
●	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 16, 2020, the Company operated 663 Cracker Barrel stores located in 45 states.  Effective October 19, 2019, the Company acquired 100% ownership of MSBC, a breakfast and lunch fast casual concept.  As of September 16, 2020, the Company operated 35 owned MSBC locations, and there were an additional six franchised locations open, located in seven states.

COVID-19 Impact and Company Response

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

In response to the business disruption caused by the COVID-19 pandemic, we have taken the following actions.

Operating Initiatives

In response to the COVID-19 pandemic and the orders and guidance from U.S. federal and applicable state and local governmental authorities, in March 2020, we temporarily closed the dining rooms in all of our restaurants and operated with pick-up and delivery only.  In order to support our off-premise business model, we implemented various changes to our Cracker Barrel offerings, including, among other actions, offering a limited menu and multi-serving takeout family meal baskets, expanding third-party delivery services and implementing various operating model changes, including contactless curbside delivery.  For a portion of the third quarter of 2020, all of our restaurant operations were limited to pick-up and delivery orders with no dine-in service.  Thereafter, we were able to resume dine-in services at a limited number of restaurants.  Our dine-in services have been and continue to be limited to occupancy levels well below capacity, and some locations are not currently open at all for dine-in service.  As of September 16, 2020, thirteen of our restaurants had not opened dine-in services to some extent.  We have taken a cautious approach to reopening dining rooms and have instituted operational protocols to comply with applicable regulatory requirements and to monitor developing health authority recommendations in order to protect the health and foster the confidence of employees and guests.  The adverse impacts of the COVID-19 pandemic resulted in us testing our restaurant long-lived assets for recoverability.  As a result of this analysis, we recorded impairment charges of $22,496 due to the deterioration in operating performance of certain Cracker Barrel and MSBC locations.

Expense Reductions

We have made significant reductions in operating expenses to reflect reduced operations and sales levels as well as eliminated non-essential spending where feasible.  We furloughed employees and eliminated a significant number of positions at all levels both at the corporate headquarters and in the field.  We recorded severance expenses of $3,956 related to the elimination of 469 Company positions in 2020. We also implemented pay reductions in the third quarter for the remainder of the fiscal year for corporate officers, reduced cash retainers payable to the Company’s Board of Directors and temporarily suspended matches to our defined contribution plans through the end of fiscal 2020.  Additionally, we adapted our labor model, instituted inventory management measures and negotiated revised terms with landlords and vendors.

Liquidity Initiatives

As a precautionary measure and in order to increase our cash position and provide financial flexibility given the uncertainty in the market caused by the COVID-19 pandemic, in March 2020, we borrowed the remaining availability under our revolving credit facility (approximately $471,700, including $6,700 of standby letters of credit) and, in May 2020, we exercised the accordion feature under the revolving credit facility in order to borrow an additional amount of $39,395.

To further preserve available cash, the payment of the dividend that was declared on March 3, 2020 was deferred until September 2, 2020.  On that date, we paid an aggregate amount of $30,807 in respect of the deferred dividend.  Other than the payment of the deferred dividend, we have suspended all further dividend payments until further notice.  We also temporarily suspended all share repurchases under our previously announced $25,000 share repurchase program.  In keeping with our strategy of concentrating our resources on our core business during the COVID-19 pandemic, we decided not to invest further resources or otherwise provide additional funding to PBS HoldCo, LLC (see Note 3, “Equity Method Investment” for further information regarding the Company’s strategic relationship with PBS HoldCo, LLC).

On March 27, 2020, P.L. 116-136, the Coronavirus Aid, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains several provisions offering liquidity to businesses.  We have benefited and will continue to benefit from two of these provisions that allowed us to recover a portion of qualifying retention pay and health expenses paid to furloughed employees and to defer a portion of employment taxes until calendar 2021 and calendar 2022.

As a result of the foregoing actions, the Company had $436,996 in cash and cash equivalents at July 31, 2020. In order to maintain and bolster our cash reserves and further strengthen our balance sheet in response to the COVID-19 pandemic, in July 2020, the Company entered into an agreement with the original lessor and a third party financier to obtain ownership of 64 Cracker Barrel properties and simultaneously entered into a sale and leaseback transaction with the financier, and, in August 2020, the Company completed a sale and leaseback transaction pursuant to which we sold a total of 62 Cracker Barrel owned properties and received net proceeds, after fees and expenses, of $146,357. See Note 11 to the Consolidated Financial Statements for additional information regarding these sale and leaseback transactions.

Restaurant and Retail Industries

Our stores operate in both the restaurant and retail industries in the United States.  The restaurant and retail industries are highly competitive with respect to quality, variety and price of the food products, availability of carryout and home delivery, internet and mobile ordering capabilities and retail merchandise offered.  We compete with a significant number of national and regional restaurant and retail chains.  Additionally, there are many segments within the restaurant industry, such as family dining, casual dining, full-service, fast casual and quick service, which often overlap and provide competition for widely diverse restaurant concepts.  Cracker Barrel primarily operates in the full-service segment of the restaurant industry, and our growing MSBC concept operates in the fast casual segment.  Competition also exists in securing prime real estate locations for new stores, in hiring qualified employees, in advertising, in the attractiveness of facilities and with competitors having similar menu offerings or convenience.  The restaurant and retail industries are often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.

Additionally, economic, seasonal and weather conditions affect the restaurant and retail industries.  Adverse economic conditions and unemployment rates affect consumer discretionary income and dining and shopping habits.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby contributing to higher profits in our fourth quarter.  Retail sales, which are made substantially to our restaurant guests, are historically strongest in the second quarter, which includes the holiday shopping season.  Severe weather also affects restaurant and retail sales adversely from time to time.  Furthermore, we are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

●          Comparable store restaurant sales consist of restaurant sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.  This measure also excludes sales related to MSBC since MSBC was acquired by the Company in the first quarter of 2020.  Comparable store restaurant sales are expressed as a percentage of an increase or decrease in restaurant sales versus the same period in the prior year as well as an average per store. Total comparable store restaurant sales for the current year period are subtracted from total comparable store restaurant sales for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year comparable store restaurant sales.  This amount, expressed as a percentage, is the comparable store restaurant sales discussed in MD&A.  See the section below entitled “Total Revenue” for the comparable store restaurant sales percentages for 2020 as well as the same periods in the prior year.  Additionally, the average dollar amount per store is provided for each year presented.  Management uses comparable store restaurant sales as a measure of sales growth to evaluate how established stores have performed over time.  We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

●          Comparable store retail sales consist of retail sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.  Comparable store retail sales are expressed as a percentage of an increase or decrease in retail sales versus the same period in the prior year. Total comparable store retail sales for the current year period are subtracted from total comparable store retail sales for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year comparable store retail sales.  This amount, expressed as a percentage, is the comparable store retail sales discussed in MD&A.  See the section below entitled “Total Revenue” for the comparable store retail sales percentages for 2020 as well as the same periods in the prior year.  Management uses comparable store retail sales as a measure of sales growth to evaluate how established stores have performed over time.  We believe this measure is also useful for investors to provide a consistent comparison of retail sales results and trends across periods within our core, established store base, unaffected by results of store openings, closings and other transitional changes.

●          Comparable restaurant guest traffic reflects both dine-in and off-premise occasions.  Traffic growth is measured as the change in entrees sold, which includes entrees sold in our dine-in and off-premise business. Comparable restaurant guest traffic consists of entrees sold from stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes guest traffic related to MSBC since MSBC was acquired by the Company in the first quarter of 2020.  Comparable restaurant guest traffic is expressed as a percentage of an increase or decrease in restaurant guest traffic versus the same period in the prior year.  This amount, expressed as a percentage, is the guest traffic discussed in MD&A.  See section below entitled “Total Revenue” for the restaurant guest traffic percentages for 2020 as well as the same periods in the prior year.  Management uses this measure to evaluate how established stores have performed over time excluding growth achieved through menu price and sales mix change.  We believe this measure is useful for investors because an increase in comparable restaurant guest traffic represents an increase in guests purchasing from our established restaurants as well as an increase in the likelihood of a retail sales conversion for guests intending to dine, while also providing an indicator as to the development of our brand and the effectiveness of our marketing strategy.

●          Average check per guest is an indicator which management uses to analyze the dollars spent per guest in our stores on restaurant purchases.  Average check is calculated using the comparable store restaurant sales (as defined above) divided by comparable restaurant guest traffic (as defined above).  Average check is expressed as a percentage of an increase or decrease in average check versus the same period in the prior year. Average check for the current year period is subtracted from average check for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year average check number.  This amount, expressed as a percentage, is the average check number discussed in MD&A.  This measure aids management in identifying trends in guest preferences as well as the effectiveness of menu price increases and other menu changes.  We believe this measure is useful for investors to evaluate per guest expenditures as well as our pricing and menu strategies.  See the section below entitled “Total Revenue” for the average check percentages for 2020 as well as the same periods in the prior year.

Company Performance in 2020

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry.

Our long-term strategy includes the following:

●
Enhancing the Core business to drive sustainable sales growth and continued business model improvements.  During 2020, we focused on driving topline sales by accelerating our off-premise business, which allowed for us to more safely serve our guests during the COVID-19 pandemic and which provides us with the ability to respond to long-term customer trends in favor of alternatives to on-site dining.  We also introduced craveable, signature food, and improved the employee and guest experience. Additionally, in response to the COVID-19 pandemic, we instituted operational protocols to comply with applicable regulatory requirements to protect the health and safety of our employees and guests, we implemented various strategies to support the recovery of our business as dining rooms reopened and traffic recovered, and we took steps to maintain and bolster our cash position to navigate through the uncertain environment presented by the COVID-19 pandemic.

●	Expanding the Footprint by building profitable new stores in core and developing markets. In 2020, we opened four new Cracker Barrel locations.

●
Extending the Brand to further drive shareholder value creation by developing new platforms to drive growth, such as our acquisition of Maple Street Biscuit Company, a growth-stage fast casual concept that we believe provides us with a vehicle to drive growth in a complementary segment of the restaurant industry.

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

	Relationship to Total Revenue
	2020	2019	2018
Total revenue	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.9	30.3	30.9
Labor and other related expenses	36.7	35.1	34.8
Other store operating expenses	24.4	20.4	19.9
General and administrative	5.8	5.0	4.7
Gain on sale and leaseback transaction	(2.8)	—	—
Impairment	0.9	—	—
Operating income	4.1	9.2	9.7
Interest expense	0.9	0.5	0.5
Income before income taxes	3.2	8.7	9.2
Provision for income taxes (income tax benefit)	(1.1)	1.4	1.0
Net loss from unconsolidated subsidiary	(5.6)	—	—
Net income (loss)	(1.3)	7.3	8.2

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2020	2019	2018
Revenue in dollars(1):
Restaurant	$2,032,030	$2,482,377	$2,439,389
Retail	490,762	589,574	591,056
Total revenue	$2,522,792	$3,071,951	$3,030,445
Total revenue percentage increase (decrease) (1)	(17.9%)	1.4%	3.6%
Total revenue by percentage relationships:
Restaurant	80.5%	80.8%	80.5%
Retail	19.5%	19.2%	19.5%
Comparable number of stores	646	640	635
Comparable store averages per store: (2)
Restaurant	$3,065	$3,784	$3,762
Retail	737	891	903
Total	$3,802	$4,675	$4,665
Restaurant average weekly sales (3)	$58.4	$72.4	$70.8
Retail average weekly sales (3)	14.3	17.2	17.2
Average check increase	2.7%	3.3%	2.5%
(1) 2018 consists of 53 weeks while the other periods presented consist of 52 weeks.
(2) 2018 is calculated on a 53-week basis while the other periods are calculated on a 52-week basis. Comparable store averages exclude MSBC.
(3) Average weekly sales are calculated by dividing net sales by operating weeks and include all stores except for MSBC and Holler & Dash.

Total revenue benefited from the opening of five new units in 2020, eight new units in 2019 and eleven new units in 2018, partially offset by the closing of two units in 2020 and one unit in 2019.  In 2018, total revenue also benefited by the additional week in 2018, which resulted in an increase in revenues of $58,353.  The total revenue decrease for 2020 as compared to 2019 was primarily the result of all of our restaurant operations being limited to pick-up and delivery orders with no dine-in service for a portion of the third quarter of 2020, the related significant decline in restaurant guest traffic, restrictions mandated by federal, state and local governments in the United States to mitigate the spread of COVID-19 and the related changes in consumer behavior.  The total revenue decrease was partially offset by our subsequent resumption of dine-in services at a number of our Cracker Barrel stores and the acceleration of our off-premise business.

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase (Decrease)
	2020 vs 2019	2019 vs 2018
	(646 Stores)	(640 Stores)
Restaurant	(18.9)%	2.6%
Retail	(17.1)	0.1
Restaurant & Retail	(18.6)%	2.1%
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year, are measured on comparable calendar weeks and exclude MSBC and Holler & Dash.

Our comparable store restaurant sales, comparable retail sales and comparable restaurant guest traffic were negatively affected by the COVID-19 pandemic as all dining rooms were closed beginning the week of March 27, 2020 and only certain restaurants resumed dine-in operations with limited capacity beginning at the end of April 2020. Our comparable store restaurant sales decrease from 2019 to 2020 resulted from a decrease in guest traffic of 21.6% partially offset by higher average check of 2.7% (including a 1.8% average menu price increase).  Our comparable store restaurant sales increase from 2018 to 2019 resulted from a higher average check of 3.3%, primarily attributable to a 2.1% average menu price increase and 1.2% of favorable check impact from changes in mix, partially offset by a decrease in guest traffic of 0.7%.

Our retail sales are made substantially to our restaurant guests.  The decrease in our comparable store retail sales from 2019 to 2020 resulted from the impact of the COVID-19 pandemic which caused a decline in guest traffic. The slight increase in our comparable store retail sales from 2018 to 2019 resulting primarily from strong performance in the apparel and accessories merchandise category was partially offset by the decrease in guest traffic and lower performance in the décor merchandise category.
Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2020	2019	2018
Cost of Goods Sold:
Restaurant	$515,663	$628,761	$625,999
Retail	264,274	302,316	309,398
Total Cost of Goods Sold	$779,937	$931,077	$935,397

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:

	2020	2019	2018
Restaurant Cost of Goods Sold	25.4%	25.3%	25.7%

Restaurant cost of goods sold as a percentage of restaurant revenue increased slightly from 2019 to 2020.  The decrease from 2018 to 2019 was primarily the result of our menu price increase referenced above, lower food waste and a shift to lower cost menu items partially offset by food commodity inflation of 1.6%.  Lower food waste and lower cost menu items both accounted for a decrease of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue.

We presently expect the rate of commodity inflation to be approximately 1.5 to 2.0% in 2021 as compared to 0.8% in 2020.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:

	2020	2019	2018
Retail Cost of Goods Sold	53.8%	51.3%	52.3%

The increase in retail cost of goods sold as a percentage of retail revenue in 2020 as compared to 2019 resulted primarily from higher markdowns, higher employee discounts, higher freight expense and lower retail credits.

2019 to 2020 Increase as a Percentage of Total Revenue
Markdowns	1.2%
Employee discounts	0.6%
Freight expense	0.4%
Retail credits	0.2%

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

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and other related expenses as a percentage of total revenue for the past three years:

	2020	2019	2018
Labor and other related expenses	36.7%	35.1%	34.8%

The year-to-year percentage change from 2019 to 2020 resulted from the following:

2019 to 2020 Increase (Decrease) as a Percentage of Total Revenue
Store management compensation	1.4%
Miscellaneous wages	0.4%
Employee health care expenses	0.3%
Store hourly labor	(0.3%)
Store bonus expense	(0.2%)

In general, in 2020, labor and other related expenses as a percentage of total revenue were materially increased by the impact of the COVID-19 pandemic.  In particular, the increases in store management compensation and miscellaneous wages as a percentage of total revenue in 2020 were all primarily driven by this decrease in revenue.

Higher employee health care expenses in 2020 as compared to 2019 resulted primarily from higher claims activity.

The decrease in store hourly labor in 2020 as compared to 2019 resulted primarily from lower usage of hourly employees due to reduced operations caused by the COVID-19 pandemic.

The decrease in store bonus expense in 2020 as compared to 2019 resulted from lower performance against financial objectives in 2020 as compared to 2019 due to the impact of the COVID-19 pandemic.

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

	2020	2019	2018
Other store operating expenses	24.4%	20.4%	19.9%

The year-to-year percentage change from 2019 to 2020 resulted primarily from the following:

2019 to 2020 Increase as a Percentage of Total Revenue
Depreciation	1.0%
Other store expenses	0.6%
Rent	0.6%
Supplies	0.5%
Advertising	0.4%
Utilities	0.3%
Real and personal property taxes	0.3%
Maintenance	0.2%

In general, for 2020, other store operating expenses as a percentage of total revenue were materially increased by the significant reduction in total revenue and reduced operations caused by the impact of the COVID-19 pandemic.  In particular, the increases in rent expense, supplies expense, advertising expense, utilities expense, real and personal property taxes and maintenance expense as a percentage of total revenue for 2020 were all primarily driven by this decrease in revenue.

The increase in depreciation expense as a percentage of total revenue for 2020 as compared to 2019 resulted primarily from higher capital expenditures with accelerated depreciation methods.

The increase in other store expenses as a percentage of total revenue for 2020 as compared to 2019 resulted primarily from costs associated with the expansion of our off-premise business.

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

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past three years:

	2020	2019	2018
General and administrative expenses	5.8%	5.0%	4.7%

The year-to-year percentage change from 2019 to 2020 resulted primarily from the following:

2019 to 2020 Increase (Decrease) as a Percentage of Total Revenue
Payroll and related expenses	0.7%
Professional fees	0.4%
Incentive compensation expense	(0.2%)

In general, for 2020, general and administrative expenses as a percentage of total revenue were materially increased by the significant reduction in total revenue and reduced operations caused by the impact of the COVID-19 pandemic.  In particular, the increases in payroll and related expense and professional fees were all primarily driven by this decrease in revenue.  The increase in payroll and related expenses also resulted from severance expenses recorded in 2020 as part of the elimination of positions in the corporate headquarters and in the field. The decrease in incentive compensation in 2020 as compared to 2019 resulted from lower performance against financial objectives in 2020 as compared to 2019 due to the impact of the COVID-19 pandemic.

The year-to-year percentage change from 2018 to 2019 resulted primarily from higher incentive compensation. Higher incentive compensation in 2019 as compared to 2018 resulted from better performance against financial objectives as compared to the prior year period.

Gain on Sale and Leaseback Transaction

On July 29, 2020, we entered into a sale and leaseback transaction involving 64 Cracker Barrel properties  and recorded a gain of $69,954.  See Note 11 to the Consolidated Financial Statements for additional information regarding this sale and leaseback transaction.

Impairment

During the third and fourth quarters of 2020, we determined that certain Cracker Barrel and MSBC locations were impaired, resulting in impairment charges of $22,496.  These locations were impaired because of declining operating performance and resulting negative cash flow projections as a result of the impact of the COVID-19 pandemic.  It is possible that we may recognize additional impairment as a result of the unknown impacts of the COVID-19 pandemic and our response.

Interest Expense

The following table highlights interest expense for the past three years:

	2020	2019	2018
Interest expense	$22,327	$16,488	$15,169

The year-to-year increase from 2019 to 2020 resulted primarily from materially higher debt levels caused by our borrowing of the remaining available amount under our 2019 Revolving Credit Facility in March 2020 and exercising the accordion feature under the 2019 Revolving Credit Facility to borrow an additional amount in response to the COVID-19 pandemic and higher weighted average interest rates.  The year-to-year increase from 2018 to 2019 resulted primarily from higher weighted average interest rates.  Additionally, as part of our debt refinancing in 2019, we incurred additional interest expense of $166 related to the write-off of deferred financing costs.  We presently expect our net interest expense for 2021 to be approximately $40,000.

Provision for Income Taxes (Income Tax Benefit)

The following table highlights the provision for income taxes (income tax benefit) as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2020	2019	2018
Effective tax rate	(35.3%)	16.1%	11.1%

The decrease in our effective tax rate from 2019 to 2020 is primarily due to the tax benefits from the net loss recorded for PBS and a large reduction in income before income taxes relative to a modest reduction in the tax credits.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic.  The CARES Act, among other things, permits net operating losses (“NOL”) carryovers and carrybacks to offset 100% of taxable income for tax years beginning before 2021.   In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding tax years to generate a refund of previously paid income taxes.  The CARES Act also contains modifications on the limitations of business interest for tax years beginning in 2019 and 2020.  We are currently evaluating the impact of the CARES Act, but we currently do not expect that the NOL carryback provision or the interest limitations will result in a material cash impact to us.

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

We presently expect our effective tax rate for 2021 to be approximately 19%.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2020	2019	2018
Net cash provided by operating activities	$161,002	$362,796	$330,620
Net cash used in investing activities	(157,226)	(241,574)	(151,222)
Net cash provided by (used in) financing activities	396,336	(198,994)	(225,743)
Net increase (decrease) in cash and cash equivalents	$400,112	$(77,772)	$(46,345)

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at August 2, 2019 and borrowings under our 2019 Revolving Credit Facility, was sufficient to finance all of our growth, share repurchases, dividend payments, working capital needs and other cash payment obligations in 2020.

The impacts of the COVID-19 pandemic have adversely affected our results of operations and cash flows.    In response to the business disruption caused by the COVID-19 pandemic, we took the following actions, which management anticipates will allow the Company to meet our obligations over the next twelve months.

●
In March 2020, we temporarily closed the dining rooms in all of our restaurants and operated with pick-up and delivery only.  Thereafter, we were able to resume dine-in operations in certain jurisdictions but with continuing limitations on capacity.  As of September 16, 2020, thirteen of our restaurants had not opened dine-in services to some extent.

●	We made significant reductions in operating expenses to reflect reduced operations and sales levels as well as eliminated non-essential spending.

●
We furloughed employees, eliminated a significant number of positions at all levels of the Company, both at the corporate headquarters and in the field, and, in the third quarter of 2020, reduced compensation payable to our corporate officers and cash retainers payable to our Board of Directors for the remainder of fiscal 2020.

●	We have negotiated revised terms with landlords and vendors to reduce and/or defer these expenses.

●	We borrowed the remaining available amount under our 2019 Revolving Credit Facility and drew down additional amounts from the accordion feature under our 2019 Revolving Credit Facility.

●	We deferred payment of the dividend that was declared on March 3, 2020 until September 2, 2020 and have suspended all dividend payments until further notice.

●	We have temporarily suspended all share repurchases.

●	In August 2020, we completed a sale and leaseback transaction involving 62 Cracker Barrel stores and obtained net proceeds of $146,357.

●	We continue to explore additional measures to enhance liquidity as the COVID-19 pandemic and related events develop.

Cash Generated from Operations

The decrease in net cash flow provided by operating activities from 2019 to 2020 primarily reflected the negative impact on our operations caused by the COVID-19 pandemic and the timing of payments for accounts payable.

The increase in net cash flow provided by operating activities from 2018 to 2019 primarily reflected the timing of payments for accounts payable, interest, payroll and advertising.

Capital Expenditures and Proceeds from Sale of Property and Equipment

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:

	2020	2019	2018
Capital expenditures, net of proceeds from insurance recoveries	$296,008	$137,540	$151,633

Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and strategic initiatives. On July 29, 2020, we entered into an agreement with the original lessor and a third party financier to obtain ownership of 64 Cracker Barrel properties and simultaneously entered into a sale and leaseback transaction with the financier. The increase in capital expenditures from 2019 to 2020 resulted primarily from this transaction partially offset by lower capital expenditures for strategic initiatives. The increase in proceeds from sale of property and equipment from 2019 to 2020 also relates to the sale and leaseback transaction entered into on July 29, 2020.

The decrease in capital expenditures from 2018 to 2019 resulted primarily from the timing of new unit construction partially offset by higher capital expenditures for strategic initiatives.

We estimate that our capital expenditures during 2021 will be approximately $100,000.  This estimate includes the acquisition of sites and construction costs of new Cracker Barrel stores and MSBC locations that we plan to open during 2021, as well as acquisition and construction costs for store locations to be opened in 2022.  We intend to fund our capital expenditures with cash generated by operations and cash on hand as the result of borrowings under our revolving credit facility, as necessary.  See the discussion below under “Borrowing Capacity and Debt Covenants” regarding a debt covenant restriction on our cash payment for capital expenditures.

Maple Street Biscuit Company

Effective October 10, 2019, we acquired 100% ownership of MSBC, a breakfast and lunch fast casual concept, for a purchase price of $36,000, of which $32,000 was paid to the sellers in cash with the remaining $4,000 being held as security for the satisfaction of indemnification obligations.  The unused portion of the amounts held for security, if any, will be paid in two installments with $1,500 due to the principal seller on the one-year anniversary of closing and the remaining amount due to the sellers on the two-year anniversary of closing.  We also incurred acquisition-related costs of $1,269.  During 2020, we converted our six Holler & Dash locations into MSBC locations.  We believe that the investment in MSBC supports our strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.

Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with PBS, a food, beverage and entertainment concept, by purchasing a non-controlling equity interest in the concept for $89,100.  At closing, we also purchased promissory notes of $6,900 along with the related interest on the notes and provided additional funding of $8,000 to PBS in exchange for a promissory note.  As part of the transaction, we agreed to fund PBS up to $51,000 through calendar 2020 of which we funded $35,500 during 2020.  We believed the investment in PBS provided us with a growth vehicle to deliver additional shareholder value and extend our footprint into a complementary market segment.  However, during the onset of the COVID-19 pandemic, PBS Holdco’s wholly-owned subsidiary, PBS BrandCo, LLC (“Brandco”) suffered unsustainable disruption to its business across the chain and suspended all operations at each of its 19 locations and laid off substantially all restaurant and corporate employees.  On March 20, 2020, the primary lender under Brandco’s secured credit facility provided notice of the lender’s intention to foreclose on its collateral interest in Brandco unless Cracker Barrel repaid or unconditionally guaranteed the indebtedness.   In keeping with our strategy of concentrating our resources on our core business during the COVID-19 pandemic, and in light of the substantial uncertainties surrounding PBS business coming out of the COVID-19 pandemic, we decided not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS.  In the third quarter of 2020, we recorded a loss of $132,878, which represented our equity investment in PBS and the principal and accumulated interest under the outstanding unsecured indebtedness of PBS held by the Company.  This loss is recorded in the net loss in unconsolidated subsidiary line on our Consolidated Statement of Income (Loss) in 2020.

Borrowing Capacity and Debt Covenants

On September 5, 2018, we entered into a five-year $950,000 revolving credit facility (the “2019 Revolving Credit Facility”) with substantially the same terms and financial covenants as our previous $750,000 revolving credit facility, which it replaced.  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.  In the fourth quarter of 2020, we drew an additional $39,395 under this option for a one-year period.

The following table highlights our borrowing capacity and outstanding borrowings under the 2019 Revolving Credit Facility, our standby letters of credit and our borrowing availability under the 2019 Revolving Credit Facility as of July 31, 2020:

July 31, 2020
Borrowing capacity under the 2019 Revolving Credit Facility	$989,395
Less: Outstanding borrowings under the 2019 Revolving Credit Facility	949,395
Less: Standby letters of credit*	21,528
Borrowing availability under the 2019 Revolving Credit Facility	$18,472
*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and securing our sale and leaseback transaction entered into on July 29, 2020.  Our standby letters of credit reduce our borrowing availability under the 2019 Revolving Credit Facility.

During 2020, we borrowed $801,395 under the 2019 Revolving Credit Facility to fund our dividend payments, acquisition of MSBC, other working capital needs and to provide flexibility as a result of the uncertainty caused by the COVID-19 pandemic.  During 2020, we repaid $252,000 of the borrowings.  We did not borrow or make any debt payments in 2018.  In 2019, we refinanced our debt as discussed above.

See “Material Commitments” below and Note 7 to our Consolidated Financial Statements for further information on our long-term debt.

Our 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We were in compliance with the 2019 Revolving Credit Facility’s financial covenants at the first, second and third quarters of 2020.  As a result of the negative impact of the COVID-19 pandemic on our financial position and results of operations, we obtained a waiver for the financial covenants for the fourth quarter of 2020 and the first and second quarters of 2021 (“Covenant Relief Period”).  During this covenant relief period, we are required to maintain liquidity (defined as the availability under the 2019 Revolving Credit Facility plus unrestricted cash and cash equivalents) of at least $140,000.  Additionally, during this Covenant Relief Period, our cash payments with respect to capital expenditures may not exceed $60,000 in the aggregate.

Dividends, Share Repurchases and Share-Based Compensation Awards

Our 2019 Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  During the Covenant Relief Period described above, we are subject to restrictions on our ability to pay dividends (other than the deferred dividend payment that we paid on September 2, 2020).  Following the Covenant Relief Period, under the 2019 Revolving Credit Facility, provided there is no default existing and the total of our availability under the 2019 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if at the time the dividend or the repurchase is made our consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, Cash Availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four

During each of the first three quarters of 2020, we declared a regular quarterly dividend of $1.30 per share of our common stock.  The dividends declared in the first and second quarters of 2020 were paid in the immediately following quarter. To preserve available cash during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, we deferred the payment of the dividend scheduled for May 5, 2020 to shareholders of record on April 17, 2020 until September 2, 2020, to shareholders of record on August 14, 2020 and have suspended all future dividend payments until further notice.  On September 2, 2020, we paid $30,807 for the deferred dividend payment.

In 2019 and 2018, we paid special dividends of $3.00 per share and $3.75 per share, respectively.

The following table highlights the dividends per share we paid for the last three years:

	2020	2019	2018
Dividends per share paid	$3.90	$8.00	$8.55

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments.  Subject to the limits imposed by our revolving credit facility, in 2019 and 2018, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $25,000.   Additionally, in the fourth quarter of 2019, our Board of Directors increased the share repurchase authorization to $50,000.  In the third quarter of 2020, our Board of Directors approved the repurchase of up to an additional $25,000.  This authorization was effective immediately and replaced the $50,000 share repurchase authorization which had been expended.  In response to the COVID-19 pandemic, however, we have temporarily suspended all share repurchases.  In 2020, we repurchased 378,974 shares of our common stock in the open market at an aggregate cost of $55,007.  In 2019, we did not repurchase any shares of our common stock.  In 2018, we repurchased 100,000 shares of our common stock in the open market at an aggregate cost of $14,772.

In 2020, 2019 and 2018, related tax withholding payments on the vesting of certain share-based compensation awards resulted in a net use of cash of $2,160, $2,497, and $3,816, respectively.

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

The following table highlights our working capital deficit:

	2020	2019	2018
Working capital (deficit)	$191,956	$(150,094)	$(57,867)

The change in working capital at July 31, 2020 compared to August 2, 2019 primarily reflected the increase in cash and timing of accounts payable partially offset by the current portion of our long-term debt and the recognition of lease liabilities due to the adoption at August 3, 2019 of accounting guidance for leases.  The increase in cash resulted from the actions taken by management to increase and preserve liquidity during the COVID-19 pandemic such as borrowing under our revolving credit facility and the deferral of our dividend payment from the fourth quarter of 2020 until the first quarter of 2021.

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

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Material Commitments

Our contractual cash obligations and commitments as of July 31, 2020, are summarized in the tables below:

		Payments due by Years
Contractual Obligations (a)	Total	2021	2022-2023	2024-2025	After 2025
2019 Revolving Credit Facility(b)	$949,395	$39,395	$—	$910,000	$—
Leases (c)	1,044,430	71,184	109,968	100,654	762,624
Purchase obligations (d)	69,310	56,038	12,489	519	264
Other long-term obligations (e)	34,735	—	4,129	18	30,588
Total contractual cash obligations	$2,097,870	$166,617	$126,586	$1,011,191	$793,476

	Amount of Commitment Expirations by Years
	Total	2021	2022-2023	2024-2025	After 2025
2019 Revolving Credit Facility(b)	$989,395	$39,395	$—	$950,000	$—
Standby letters of credit(f)	21,528	14,379	7,149	—	—
Guarantees (g)	344	295	49	—	—
Total commitments	$1,011,267	$54,069	$7,198	$950,000	$—

(a)
At July 31, 2020, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.  As such, the liability for uncertain tax positions of $25,045 is not included in the contractual cash obligations and commitments table above.

(b)
Our 2019 Revolving Credit Facility expires on September 5, 2023.  Using projected interest rates and anticipated outstanding borrowings over the remainder of the term of our revolving credit facility and interest rate swaps, we anticipate having interest payments of $35,100, $49,030 and $20,253 in 2021, 2022-2023 and 2024, respectively.  The projected interest rates for our swapped portion of our outstanding borrowings are our fixed rates under our interest rate swaps (see Note 8 to the Consolidated Financial Statements) plus our current credit spread of 3.00%.  The projected interest rate for our unswapped portion of our outstanding borrowings is the average of the three-year and five-year swap rates at July 31, 2020 of 0.22% plus our current credit spread of 3.00%.  Based on our outstanding borrowings and our standby letters of credit at July 31, 2020 and our current unused commitment fee as defined in the 2019 Revolving Credit Facility, our unused commitment fees in 2021, 2022-2023 and 2024 would be $75, $149 and $8, respectively; however, the actual amount will differ based on actual usage of the 2019 Revolving Credit Facility.

(c)	Includes base lease terms and certain optional renewal periods for which, at the inception of the lease, it is reasonably certain that we will exercise.
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

(e)
Other long-term obligations include our Non-Qualified Savings Plan ($28,530, with a corresponding long-term asset to fund the liability; see Note 14 to the Consolidated Financial Statements), Deferred Compensation Plan ($2,058) and our long-term incentive plans ($4,147).

(f)
Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and securing our sale and leaseback transaction entered into on July 29, 2020.  Our standby letters of credit reduce our borrowing availability under the 2019 Revolving Credit Facility.

(g)
Consists solely of guarantees associated with lease payments for two properties.  During 2020, the Company received notice regarding non-performance by the primary obligor under these lease agreements. As a result, the Company has recorded a provision of $344 in the Consolidated Balance Sheet as of July 31, 2020 for amounts to be paid as a result of non-performance by the primary obligor.

Recent Accounting Pronouncements Adopted and Not Yet Adopted

See Note 2 to the accompanying Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  With the exception of the accounting guidance for leases, the adopted accounting guidance discussed in Note 2 did not have a significant impact on our consolidated financial position or results of operations.  Regarding the accounting guidance for leases, the adoption of the accounting guidance had a material impact on our consolidated balance sheet.  See Notes 2 and 11 to the Consolidated Financial Statements for additional information regarding leases.  Regarding the accounting guidance not yet adopted, we do not expect the accounting guidance will have a significant impact on the Company’s financial position or results of operations.

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

We have not made any material changes in our methodology for assessing impairments during the past three years and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  During 2020, we recorded impairment charges of approximately $23,000 due to the deterioration in operating performance of certain Cracker Barrel and MSBC locations as a result of the impact of the COVID-19 pandemic.  It is possible that we may recognize additional impairment as a result of the impacts of the COVID-19 pandemic and our response.

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

We evaluate our leases at contract inception to determine whether we have the right to control use of the identified asset for a period of time in exchange for consideration.  If we determine that we have the right to obtain substantially all of the economic benefit from use of the identified asset and the right to direct the use of the identified asset, we recognize a right-of-use asset and lease liability.  Also, at contract inception, we evaluate our leases to estimate their expected term which includes renewal options that we are reasonably assured that we will exercise, and the classification of the lease as either an operating lease or a finance lease.  Additionally, as our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the time of commencement or modification date in determining the present value of lease payments. Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data. We assess the impairment of the right-of-use asset at the asset group level whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At July 31, 2020 and August 2, 2019, our outstanding borrowings totaled $949,395 and $400,000, respectively (see Note 7 to our Consolidated Financial Statements).  Loans under the 2019 Revolving Credit Facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 7, 8 and 11 to our Consolidated Financial Statements).  To manage this risk in a cost-efficient manner, we have entered into interest rate swaps.

A summary of our interest rate swaps at July 31, 2020 is as follows:

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

At July 31, 2020, $400,000 of our outstanding borrowings were swapped at a weighted average interest rate of 5.36%; the weighted average interest rate on the remaining $549,395 of our outstanding borrowings was 3.79%.  At August 2, 2019, $350,000 of our outstanding borrowings were swapped at a weighted average interest rate of 3.49%; the weighted average interest rate on the remaining $50,000 of our outstanding borrowings was 3.58%.  The impact of a one-percentage point increase in the remaining $549,395 of our outstanding borrowings is approximately $5,550. See Note 8 to our Consolidated Financial Statements for further discussion of our interest rate swaps.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2020 and 2019:

	Percentage of Food Purchases
	2020	2019
Beef	13%	14%
Dairy (including eggs)	12%	13%
Fruits and vegetables	12%	12%
Poultry	10%	11%
Pork	10%	11%

Other categories affected by the commodities markets, such as grains and seafood, may each account for as much as 7% of our food purchases.  While some of our food items are produced to our proprietary specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary to allow us to avoid any material adverse effects that could be caused by such unavailability.  We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably even over short periods of time.  Changes in commodity prices would affect us and our competitors generally and depending on the terms and duration of supply contracts, sometimes simultaneously.  We enter into contracts for certain of our products in an effort to minimize volatility of supply and pricing.  In many cases, or over the longer term, we believe we will be able to pass through some or much of the increased commodity costs by adjusting our menu pricing.  From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can result in lower margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and subsidiaries (the "Company") as of July 31, 2020 and August 2, 2019, the related consolidated statements of income (loss), consolidated statements of comprehensive income (loss), consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows, for each of the three years in the period ended July 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and August 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has adopted Accounting Standards Codification Topic 842, “Leases”, using the modified retrospective adoption method on August 3, 2019.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Commitments and Contingencies — Insurance Reserves — Refer to Notes 2 and 17 to the financial statements

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

We identified insurance reserves as a critical audit matter because estimating the reserve for all unresolved claims and IBNR claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether insurance reserves were appropriately recorded as of July 31, 2020.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the insurance reserves included the following, among others:

●
We tested the effectiveness of controls related to insurance reserves, including management’s controls over the claims data provided to the actuary and those over the estimation of unresolved claims and IBNR claims.

●	We evaluated the methods and assumptions used by management to estimate the insurance reserves by:

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

−
Developing, with the assistance of our actuarial specialists, an independent range of estimates of the insurance reserves, utilizing paid and reported loss development factors from the Company’s historical data and industry loss development factors as deemed necessary, and comparing our estimated range to management’s estimates.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

September 25, 2020

We have served as the Company’s auditor since 1974.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
ASSETS	July 31, 2020	August 2, 2019
Current Assets:
Cash and cash equivalents	$436,996	$36,884
Accounts receivable	20,157	22,757
Income taxes receivable	28,852	9,449
Inventories	139,091	154,958
Prepaid expenses and other current assets	17,916	18,332
Total current assets	643,012	242,380
Property and Equipment:
Land	306,201	307,238
Buildings and improvements	897,120	881,705
Buildings under capital leases	—	3,289
Restaurant and other equipment	748,606	723,851
Leasehold improvements	394,461	385,340
Construction in progress	17,130	11,392
Total	2,363,518	2,312,815
Less: Accumulated depreciation and amortization	1,233,457	1,143,850
Property and equipment – net	1,130,061	1,168,965
Operating lease right-of-use assets, net	691,949	—
Investment in unconsolidated subsidiary	—	89,100
Goodwill	4,690	—
Intangible assets	20,960	—
Other assets	53,586	80,780
Total	$2,544,258	$1,581,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$103,504	$132,221
Current portion of long-term debt	39,395	—
Current operating lease liabilities	42,301	—
Taxes withheld and accrued	31,177	38,196
Accrued employee compensation	56,315	67,879
Accrued employee benefits	24,377	24,927
Deferred revenues	94,762	81,734
Dividend payable	31,598	32,144
Other current liabilities	27,627	15,373
Total current liabilities	451,056	392,474
Long-term debt	910,000	400,000
Long-term operating lease liabilities	632,630	—
Long-term interest rate swap liability	23,860	10,483
Other long-term obligations	80,605	129,439
Deferred income taxes	27,718	44,119
Commitments and Contingencies (Notes 11 and 17)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 2020 – 23,697,396 shares issued and outstanding; 2019 –24,049,240 shares issued and outstanding	237	241
Additional paid-in capital	—	49,732
Accumulated other comprehensive loss	(20,346)	(6,913)
Retained earnings	438,498	561,650
Total shareholders’ equity	418,389	604,710
Total	$2,544,258	$1,581,225

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
	(In thousands except share data) Fiscal years ended
	July 31, 2020	August 2, 2019	August 3, 2018

Total revenue	$2,522,792	$3,071,951	$3,030,445
Cost of goods sold (exclusive of depreciation and rent)	779,937	931,077	935,397
Labor and other related expenses	924,994	1,078,751	1,055,811
Other store operating expenses	614,733	626,453	601,889
General and administrative expenses	146,975	152,826	143,756
Gain on sale and leaseback transaction	(69,954)	—	—
Impairment	22,496	—	—
Operating income	103,611	282,844	293,592
Interest expense	22,327	16,488	15,169
Income before income taxes	81,284	266,356	278,423
Provision for income taxes (income tax benefit)	(28,683)	42,955	30,803
Loss from unconsolidated subsidiary	(142,442)	—	—
Net income (loss)	$(32,475)	$223,401	$247,620

Net income (loss) per share - basic	$(1.36)	$9.29	$10.31
Net income (loss) per share - diluted	$(1.36)	$9.27	$10.29

Basic weighted average shares outstanding	23,865,367	24,037,272	24,011,161
Diluted weighted average shares outstanding	23,865,367	24,096,396	24,075,614

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	(In thousands) Fiscal years ended
	July 31, 2020	August 2, 2019	August 3, 2018

Net income (loss)	$(32,475)	$223,401	$247,620

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	(17,740)	(15,466)	13,103
Income tax expense (benefit)	(4,307)	(3,868)	4,189
Other comprehensive income (loss), net of tax	(13,433)	(11,598)	8,914
Comprehensive income (loss)	$(45,908)	$211,803	$256,534

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at July 28, 2017	24,055,682	$241	$55,659	$(4,229)	$492,836	$544,507
Comprehensive Income:
Net income	—	—	—	—	247,620	247,620
Other comprehensive income, net of tax	—	—	—	8,914	—	8,914
Total comprehensive income	—	—	—	8,914	247,620	256,534
Cash dividends declared - $8.60 per share	—	—	—	—	(207,649)	(207,649)
Share-based compensation	—	—	6,977	—	—	6,977
Issuance of share-based compensation awards, net of shares withheld for employee taxes	55,868	—	(3,816)	—	—	(3,816)
Purchases and retirement of common stock	(100,000)	(1)	(14,771)	—	—	(14,772)
Balances at August 3, 2018	24,011,550	240	44,049	4,685	532,807	581,781
Comprehensive Income:
Net income	—	—	—	—	223,401	223,401
Other comprehensive loss, net of tax	—	—	—	(11,598)	—	(11,598)
Total comprehensive income (loss)	—	—	—	(11,598)	223,401	211,803
Cash dividends declared - $8.05 per share	—	—	—	—	(194,558)	(194,558)
Share-based compensation	—	—	8,181	—	—	8,181
Issuance of share-based compensation awards, net of shares withheld for employee taxes	37,690	1	(2,498)	—	—	(2,497)
Purchases and retirement of common stock	—	—	—	—	—	—
Balances at August 2, 2019	24,049,240	241	49,732	(6,913)	561,650	604,710
Comprehensive Income:
Net loss	—	—	—	—	(32,475)	(32,475)
Other comprehensive loss, net of tax	—	—	—	(13,433)	—	(13,433)
Total comprehensive loss	—	—	—	(13,433)	(32,475)	(45,908)
Cash dividends declared - $3.90 per share	—	—	—	—	(93,757)	(93,757)
Share-based compensation	—	—	6,386	—	—	6,386
Issuance of share-based compensation awards, net of shares withheld for employee taxes	27,130	—	(2,160)	—	—	(2,160)
Purchases and retirement of common stock	(378,974)	(4)	(53,958)	—	(1,045)	(55,007)
Cumulative-effect of change in accounting principle	—	—	—	—	4,125	4,125
Balances at July 31, 2020	23,697,396	$237	$—	$(20,346)	$438,498	$418,389

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands) Fiscal years ended
	July 31, 2020	August 2, 2019	August 3, 2018
Cash flows from operating activities:
Net income (loss)	$(32,475)	$223,401	$247,620
Net loss from unconsolidated subsidiary	142,442	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,178	107,537	93,692
Loss on disposition of property and equipment	6,469	10,265	7,119
Gain on sale and leaseback transaction	(69,954)	—	—
Impairment	23,160	—	—
Share-based compensation	6,386	8,181	6,977
Noncash lease expense	63,442	—	—
Changes in assets and liabilities:
Accounts receivable	3,124	(3,261)	(1,380)
Income taxes receivable	(19,403)	(9,449)	4,265
Inventories	16,094	1,295	114
Prepaid expenses and other current assets	401	(1,985)	(500)
Other assets	(5,638)	2,852	(1,400)
Accounts payable	(30,593)	9,889	3,937
Current operating lease liabilities	(11,269)	—	—
Taxes withheld and accrued	(7,019)	1,127	344
Accrued employee compensation	(11,573)	7,311	(10,389)
Accrued employee benefits	(550)	(489)	(1,343)
Deferred revenues	13,028	5,442	3,916
Other current liabilities	6,868	3,492	(8,121)
Long-term operating lease liabilities	(48,854)	—	—
Other long-term obligations	10,673	1,362	157
Deferred income taxes	(11,935)	(4,174)	(14,388)
Net cash provided by operating activities	161,002	362,796	330,620
Cash flows from investing activities:
Purchase of property and equipment	(297,328)	(138,293)	(152,249)
Proceeds from insurance recoveries of property and equipment	1,320	753	616
Proceeds from sale of property and equipment	207,253	151	411
Purchase of investment in unconsolidated subsidiary	—	(89,100)	—
Notes receivable from unconsolidated subsidiary	(35,500)	(15,085)	—
Acquisition of business, net of cash acquired	(32,971)	—	—
Net cash used in investing activities	(157,226)	(241,574)	(151,222)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	801,395	400,000	—
(Taxes withheld) and proceeds from issuance of share-based compensation awards, net	(2,160)	(2,497)	(3,816)
Principal payments under long-term debt	(252,000)	(400,000)	—
Purchases and retirement of common stock	(55,007)	—	(14,772)
Deferred financing costs	(1,348)	(3,022)	—
Dividends on common stock	(94,544)	(193,475)	(207,155)
Net cash provided by (used in) financing activities	396,336	(198,994)	(225,743)
Net increase (decrease) in cash and cash equivalents	400,112	(77,772)	(46,345)
Cash and cash equivalents, beginning of year	36,884	114,656	161,001
Cash and cash equivalents, end of year	$436,996	$36,884	$114,656

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$20,268	$12,100	$17,272
Income taxes	5,666	56,450	43,471

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$1,691	$9,508	$8,183
Change in fair value of interest rate swaps	(17,740)	(15,466)	13,103
Change in deferred tax asset for interest rate swaps	4,307	3,868	(4,189)
Dividends declared but not yet paid	32,063	32,859	31,784

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

COVID-19 Impact and Company Response

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

Operating Initiatives

In response to the COVID-19 pandemic and the orders and guidance from U.S. federal and applicable state and local governmental authorities, in March 2020, the Company temporarily closed the dining rooms in all of its restaurants and operated with pick-up and delivery only.  In order to support its off-premise business model, the Company implemented various changes to its Cracker Barrel offerings, including a limited menu and multi-serving takeout family meal baskets, the expansion of third-party delivery services and the implementation of various operating model changes, including contactless curbside delivery.  For a portion of the third quarter of 2020, all of the Company’s restaurant operations were limited to pick-up and delivery orders with no dine-in service.  Thereafter, the Company was able to resume dine-in services at a limited number of restaurants, but with continuing limitations on capacity.  The Company’s dine-in services have been and continue to be limited to occupancy levels well below capacity, and some locations are not currently open at all for dine-in service.  As of September 16, 2020, thirteen of the Company’s restaurants had not opened dine-in services to some extent.  The Company has taken a cautious approach to reopening dining rooms and has instituted operational protocols to comply with applicable regulatory requirements and to monitor developing health authority recommendations in order to protect the health and foster the confidence of employees and guests.  The adverse impacts of the COVID-19 pandemic resulted in the Company testing its restaurant long-lived assets for recoverability.  As a result of this analysis, the Company recorded impairment charges of $22,496 due to the deterioration in operating performance of certain Cracker Barrel and Maple Street Biscuit Company (“MSBC”) locations.

Expense Reductions

The Company made significant reductions in operating expenses to reflect reduced operations and sales levels as well as eliminating non-essential spending where feasible.  The Company furloughed employees and eliminated a significant number of positions at all levels both at the corporate headquarters and in the field.  The Company recorded severance expenses of $3,956 related to the elimination of 469 positions in 2020. The Company also implemented pay reductions for the remainder of the fiscal year for corporate officers, reduced cash retainers payable to the Company’s Board of Directors and temporarily suspended matches to its defined contribution plans through the end of fiscal 2020.  Additionally, the Company adapted its labor model, instituted inventory management measures and negotiated revised terms with landlords and vendors.

Liquidity Initiatives

As a precautionary measure and in order to increase its cash position and provide financial flexibility given the uncertainty in the market caused by the COVID-19 pandemic, in March 2020, the Company borrowed the remaining availability under its revolving credit facility (approximately $471,700, including $6,700 of standby letters of credit) and, in May 2020, the Company exercised the accordion feature under the revolving credit facility in order to borrow an additional amount of $39,395.

To further preserve available cash, the payment of the dividend that was declared on March 3, 2020 was deferred until September 2, 2020.  On that date, the Company paid an aggregate amount of $30,807 in respect of the deferred dividend.  Other than the payment of the deferred dividend, the Company suspended all further dividend payments until further notice.  The Company also temporarily suspended all share repurchases under its previously announced $25,000 share repurchase program.  In keeping with the Company’s strategy of concentrating its resources on its core business during the COVID-19 pandemic, the Company decided not to invest further resources or otherwise provide additional funding to PBS HoldCo, LLC (see Note 3, “Equity Investment” for further information regarding the Company’s strategic relationship with PBS HoldCo, LLC).

On March 27, 2020, P.L. 116-136, the Coronavirus Aid, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains several provisions offering liquidity to businesses.  The Company has benefited and will continue to benefit from two of these provisions that allowed the Company to recover a portion of qualifying retention pay and health expenses paid to furloughed employees and to defer a portion of employment taxes until calendar 2021 and calendar 2022.

As a result of the actions taken by management, the Company had $436,996 in cash and cash equivalents at July 31, 2020.  In order to maintain and bolster its cash reserves and further strengthen its balance sheet in response to the COVID-19 pandemic, in July 2020, the Company entered into an agreement with the original lessor and a third party financier to obtain ownership of 64 Cracker Barrel properties and simultaneously entered into a sale and leaseback transaction with the financier and, in August 2020, the Company completed a sale and leaseback transaction pursuant to which the Company sold a total of 62 Cracker Barrel owned properties and received net proceeds, after fees and expenses, of $146,357. See Note 11, “Leases” for additional information regarding these sale and leaseback transactions.

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

Investment in unconsolidated subsidiary –  Effective July 18, 2019, the Company purchased approximately 58.6% of the economic ownership interest, and approximately 49.7% of the voting interest, in PBS HoldCo, LLC (“PBS HC”).  PBS HC and its subsidiaries develop, own, and operate food, beverage and entertainment establishments under the name of Punch Bowl Social (“PBS”). Since the Company has the ability to exercise significant influence, but not control, over PBS HC, the Company accounts for its investment in PBS HC under the equity method.   Accordingly, beginning in the first quarter of 2020, the Company recognized its proportionate share of the reported losses of PBS HC adjusted for basis differences on its consolidated statement of income and as an adjustment to the Company’s investment in unconsolidated subsidiary on the consolidated balance sheet.  The Company assesses the impairment of its equity investment whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.  See Note 3 for additional information regarding PBS HC and the related impairment the Company recorded in 2020.

Cash and cash equivalents – The Company’s policy is to consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable – Accounts receivable represent their estimated net realizable value.  Accounts receivable are written off when they are deemed uncollectible.

Inventories – Cost of restaurant inventory is determined by the first-in, first-out (“FIFO”) method.  Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which are valued using moving average cost.  Approximately 70% of retail inventories are valued using RIM.  Retail inventories valued using RIM are stated at the lower of cost or market.  Cost of restaurant inventory and retail inventory valued using moving average cost are stated at the lower of cost and net realizable value.  See Note 6 for additional information regarding the components of inventory.

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

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight-line and double-declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2020	2019	2018
Total depreciation expense	$117,259	$107,294	$93,266
Depreciation expense related to store operations*	109,362	100,366	86,913
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

Impairment of long-lived assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset.  If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down, for an asset to be held and used, to the estimated fair value or, for an asset to be disposed of, to the fair value, net of estimated costs of disposal.  Any loss resulting from impairment is recognized by a charge to income.  See Note 5 for information related to the impairment charges recorded in 2020 for certain Cracker Barrel and MSBC locations.

Goodwill and other intangible assets – The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired and the liabilities assumed are recognized and measured at their fair values on the date the Company obtains control in the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as estimated amounts.  Adjustments to these estimated amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired and the liabilities assumed has been obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired.  Goodwill and other intangibles will be evaluated for impairment annually on June 1 and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value.  At July 31, 2020, the Company does not have any reporting units that are at risk of failing step one of the impairment test.

Derivative instruments and hedging activities – The Company is exposed to market risk, such as changes in interest rates and commodity prices.  The Company has interest rate risk relative to its outstanding borrowings, which bear interest at the Company’s election either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios under its revolving credit facility (see Note 7).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates plus the Company’s credit spread.

All of the Company’s interest rate swaps are accounted for as cash flow hedges.  For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings and is presented in the same statement of income (loss) line item as the earnings effect of the hedged item. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness, if any, will be recognized currently in earnings in the same statement of income (loss) line item as the earnings effect of the hedged item.  The Company did not elect to reclassify income tax effects resulting from the Tax Cuts and Jobs Act to retained earnings; income tax effects are released on an individual basis to income tax expense (benefit).

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

The Company does not hold or use derivative instruments for trading purposes.  The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.  See Note 8 for additional information on the Company’s derivative and hedging activities.

Segment reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Using these criteria, the Company manages its business on the basis of one reportable operating segment (see Note 10 for additional information regarding segment reporting).

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

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company's stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.  Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company's Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For 2020, 2019 and 2018, gift card breakage was $6,288, $6,814, and $6,535, respectively.  Revenue recognized in the Consolidated Statements of Income for 2020, 2019 and 2018, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $36,756, $42,292, and $40,221, respectively.  Deferred revenue related to the Company’s gift cards was $94,754 and $80,073, respectively, at July 31, 2020 and August 2, 2019.

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

Store pre-opening costs – Start-up costs of a new store are expensed when incurred.

Leases – In 2020, the Company adopted new accounting guidance for leases which requires the recognition of lease assets and lease liabilities on the balance sheet and certain disclosures (see Note 11).  Under this accounting guidance, leases are classified as either finance or operating leases.  Upon adoption of this accounting guidance, the Company elected to apply the short-term lease exemption to all asset classes which exempts the Company from recognizing lease assets and liabilities for these short-term leases.  Additionally, the Company elected to not separate lease and non-lease components for all classes of leased assets.  See “Leases” section under “Recent Accounting Pronouncements Adopted” in this Note for further information regarding the Company’s adoption of this lease accounting guidance.

The Company has ground leases for its leased stores and office space leases that are recorded as operating leases under various non-cancellable operating leases.  The Company also leases its advertising billboards, vehicle fleets and certain equipment under various non-cancellable operating leases.  To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration. If the contract has the right to obtain substantially all of the economic benefit from use of the identified asset and the right to direct the use of the identified asset, the Company recognizes a right-of-use asset and lease liability.

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

Advertising expense for each of the three years was as follows:

	2020	2019	2018
Advertising expense	$79,155	$81,855	$83,448

Share-based compensation – The Company’s share-based compensation consists of nonvested stock awards and units.  Share-based compensation is recorded in general and administrative expenses in the Consolidated Statements of Income (Loss).  Share-based compensation expense is recognized based on the grant date fair value and the achievement of performance conditions for certain awards.  The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period, which is generally the award’s vesting period, or to the date on which retirement eligibility is achieved, if shorter.

Certain nonvested stock awards and units contain performance conditions.  Compensation expense for performance-based awards is recognized when it is probable that the performance criteria will be met.  If any performance goals are not met, no compensation expense is ultimately recognized and, to the extent previously recognized, compensation expense is reversed.

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

Comprehensive income (loss) – Comprehensive income (loss) includes net income (loss) and the effective unrealized portion of the changes in the fair value of the Company’s interest rate swaps.

Net income (loss) per share – Basic consolidated net income per share is computed by dividing consolidated net income (loss) to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method.  The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share.  See Note 16 for additional information regarding net income (loss) per share.

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

Recent Accounting Pronouncements Not Yet Adopted

Goodwill Impairment

In January 2017, the FASB issued accounting guidance related to the subsequent measurement of goodwill. Under this new guidance, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.  This guidance should be applied on a prospective basis.  The Company currently does not expect that the adoption of this accounting guidance in the first quarter of 2021 will have a significant impact on the Company’s consolidated financial position or results of operations.

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

3. Equity Method Investment

Effective July 18, 2019, the Company purchased approximately 58.6% of the economic ownership interest, and approximately 49.7% of the voting ownership interest, in PBS HC for $89,100, which was included on the Company’s consolidated balance sheet as an investment in unconsolidated subsidiary at August 2, 2019.  The Company does not have the power to unilaterally direct any activities of PBS HC, a variable interest entity, that most significantly impact PBS HC’s economic performance.  As a result, the Company’s investment in PBS HC, for which it has the ability to exercise significant influence, but not control and is not the primary beneficiary, is accounted for using the equity method. See section entitled “Investment in unconsolidated subsidiary” in Note 2 for further information regarding the accounting for equity method investments.

Additionally, as part of the transaction, the Company purchased promissory notes of $6,900 along with the related interest on the notes and provided additional funding of $8,000 to PBS HC in exchange for a promissory note. These promissory notes and related interest are included in other assets on the consolidated balance sheet.  As part of the purchase agreement with PBS HC, the Company agreed to fund PBS HC up to $51,000 through calendar 2020, of which the Company funded $48,000 and $12,500, respectively, as of July 31, 2020 and August 2, 2019.  The Company’s exposure to risk of loss in PBS HC is generally limited to its investment in the ownership interest and its receivable related to the promissory notes.

The Company assesses the impairment of its equity investment whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.  During the onset of the COVID-19 pandemic, PBS HC’s wholly-owned subsidiary, PBS BrandCo, LLC (“Brandco”) suffered unsustainable disruption to its business across the chain and suspended all operations at each of its 19 locations and laid off substantially all restaurant and corporate employees.  On March 20, 2020, the primary lender under Brandco’s secured credit facility provided notice of the lender’s intention to foreclose on its collateral interest in Brandco unless the Company repaid or unconditionally guaranteed the indebtedness.   In keeping with the Company’s strategy of concentrating its resources on its core business during the COVID-19 pandemic, and in light of the substantial uncertainties surrounding PBS business coming out of the COVID-19 pandemic, the Company decided not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS HC.  The Company recorded a loss of $132,878, which represented the Company’s equity investment in PBS HC and the principal and accumulated interest under the outstanding unsecured indebtedness of PBS HC held by the Company.  This loss is recorded in the net loss in unconsolidated subsidiary line on the Company’s Consolidated Statement of Income (Loss) in 2020.

4. Acquisition of Business

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

The Company believes that this investment supports its strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.  In 2020, the Company converted its six Holler & Dash locations into MSBC locations.  At July 31, 2020, MSBC had 35 company-owned and six franchised fast casual locations across seven states.

The goodwill of $4,690 arising from the acquisition consists largely of the Company’s determination of the value of MSBC’s future free cash flows less the value of the identifiable tangible and intangible assets and liabilities. None of the goodwill recognized is expected to be deductible for income tax purposes.  Acquisition-related costs of $1,269 were recorded in the general and administrative expenses line in the Consolidated Statement of Income (Loss) in 2020.

The following table summarizes the consideration paid for MSBC and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of total consideration transferred	$36,000

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$96
Property and equipment	13,580
Operating lease right-of-use assets, net	14,454
Indefinite-lived intangible asset*	20,960
Other current and noncurrent assets	394
Financial liabilities	(1,876)
Operating lease liabilities	(15,973)
Other noncurrent liabilities	(325)
Total identifiable net assets	31,310
Goodwill	$4,690

*Consists entirely of MSBC’s Tradename

All amounts recorded for the assets acquired, liabilities assumed and goodwill are provisional and are subject to revision as additional information about the fair value of assets acquired and liabilities assumed becomes available. The Company expects the final purchase price allocation to be completed in the first quarter of 2021.

5. Fair Value Measurements

Fair value for certain of the Company’s assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, a three level hierarchy for inputs is used.  These levels are:

●	Quoted Prices in Active Markets for Identical Assets (“Level 1”) – quoted prices (unadjusted) for an identical asset or liability in an active market.

●
Significant Other Observable Inputs (“Level 2”) – quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

●	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2020 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$132,001	$—	$—	$132,001
Total	$132,001	$—	$—	$132,001
Deferred compensation plan assets** measured at net asset value	aa	aa	aa	28,530
Total assets at fair value	aa	aa	aa	$160,531
	aa	aa	aa
Interest rate swap liability (see Note 8)	$—	$27,746	$—	$27,746
Total liabilities at fair value	$—	$27,746	$—	$27,746

The Company’s assets and liabilities measured at fair value on a recurring basis at August 2, 2019 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$46	$—	$—	$46
Total	$46	$—	$—	$46
Deferred compensation plan assets** measured at net asset value	aaa	aaa	aaa	30,593
Total assets at fair value	aa	aa	aaa	$30,639
	aa	aa	aaa
Interest rate swap liability (see Note 8)	$—	$10,483	$—	$10,483
Total liabilities at fair value	$—	$10,483	$—	$10,483

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets (see Note 14).

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

The fair values of accounts receivable and accounts payable at July 31, 2020 and August 2, 2019, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at July 31, 2020 and August 2, 2019.

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

The Company’s assets measured at fair value on a nonrecurring basis as of October 10, 2019 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Property and equipment	$—	$—	$13,580	$13,580
Tradename*	—	—	20,960	20,960
Goodwill	—	—	4,690	4,690
Total	$—	$—	$39,230	$39,230

*Included in the Consolidated Balance Sheets as intangible assets.

As noted in Note 4 above, the amounts recorded for these assets are estimated.  See Notes 2 and 4 for further information in regard to the determination of goodwill.

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

During 2020, certain Cracker Barrel and MSBC locations were determined to be impaired.  Fair value of  these locations was determined by sales prices of comparable assets or estimates of discounted future cash flows considering their highest and best use.  Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations.  Additionally, changes in the local economies and overall market can impact the sales prices of the assets.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  Based on its analysis, the Company recorded an estimated impairment charge of $22,496, which is included in the impairment line on the Consolidated Statement of Income (Loss).

6. Inventories

Inventories were comprised of the following at:

	July 31, 2020	August 2, 2019
Retail	$105,502	$116,990
Restaurant	19,636	20,648
Supplies	13,953	17,320
Total	$139,091	$154,958

7. Debt

On September 5, 2018, the Company entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”) with substantially the same terms and financial covenants as the Company’s $750,000 revolving credit facility, which it replaced.  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000. In the fourth quarter of 2020, the Company drew an additional $39,395 under this option for a one-year period.

Loan acquisition costs associated with the 2019 Revolving Credit Facility and subsequent amendment to the revolving credit facility were capitalized in the amount of $1,348 and $3,022, respectively, in 2020 and 2019, and will be amortized over the five-year term of the 2019 Revolving Credit Facility.  Loan acquisition costs of $166 associated with the Prior Credit Facility were written off in the first quarter of 2019 and are recorded in interest expense in the Consolidated Statement of Income.  At July 31, 2020 and August 2, 2019, the Company had $949,395 and $400,000 respectively, in outstanding borrowings under the 2019 Revolving Credit Facility.

At July 31, 2020, the Company had $21,528 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 17).  At July 31, 2020, the Company had $18,472 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios. At July 31, 2020, $400,000 of the Company’s outstanding borrowings were swapped at a weighted average interest rate of 5.36%; the weighted average interest rate on the remaining $549,395 of the Company’s outstanding borrowings was 3.79%. At August 2, 2019, $350,000 of our outstanding borrowings under the 2019 Revolving Credit Facility were swapped at a weighted average interest rate of 3.49%; the weighted average interest rate on the remaining $50,000 of our outstanding borrowings was 3.58%. See Note 8 for information on the Company’s interest rate swaps.

The 2019 Revolving Credit Facility contains, customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  The Company was in compliance with all debt covenants under the 2019 Revolving Credit Facility in the first, second and third quarters of 2020 and at August 2, 2019.  As a result of the negative impact of the COVID-19 pandemic on the Company’s financial position and results of operations, the Company obtained a waiver for the financial covenants for the fourth quarter of 2020 and the first and second quarters of 2021 (“Covenant Relief Period”).  During this Covenant Relief period, the Company is required to maintain liquidity (defined as the availability under the 2019 Revolving Credit Facility plus unrestricted cash and cash equivalents) of at least $140,000.  Additionally, during this Covenant Relief Period, the Company’s cash payments with respect to capital expenditures may not exceed $60,000 in the aggregate.

The 2019 Revolving Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase. During the Covenant Relief Period described above, the Company is subject to restrictions on its ability to pay dividends (other than the deferred dividend payment that the Company paid on September 2, 2020).  Following the Covenant Relief Period, under the 2019 Revolving Credit Facility, provided there is no default existing and the total of the Company’s availability under the 2019 Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock (1) in an unlimited amount if at the time such dividend or repurchase is made the Company’s consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if the Company’s consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, Cash Availability is at least $100,000, the Company may declare and pay cash dividends on shares of its common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

8. Derivative Instruments and Hedging Activities

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread was 3.00% and 1.00%, respectively, at July 31, 2020 and August 2, 2019.  All of the Company’s interest rate swaps are accounted for as cash flow hedges.

A summary of the Company’s interest rate swaps at July 31, 2020 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
January 30, 2015	May 3, 2019	2.0	$60,000	2.16%
January 30, 2015	May 4, 2021	3.0	120,000	2.41%
January 30, 2015	May 3, 2019	2.0	60,000	2.15%
January 30, 2015	May 4, 2021	3.0	80,000	2.40%
January 16, 2019	May 3, 2019	3.0	115,000	2.63%
January 16, 2019	May 3, 2019	2.0	115,000	2.68%
August 6, 2019	November 4, 2019	2.5	50,000	1.50%
August 7, 2019	May 3, 2021	1.0	35,000	1.32%
August 7, 2019	May 3, 2022	2.0	100,000	1.40%
August 7, 2019	May 3, 2022	2.0	100,000	1.36%

The estimated fair values of the Company’s derivative instruments were as follows:

(See Note 5)	Balance Sheet Location	July 31, 2020	August 2, 2019
Interest rate swaps	Other current liabilities	$3,886	$—
Interest rate swaps	Long-term interest rate swap liability	23,860	10,483
Total liabilities		$27,746	$10,483

**These interest rate swap liabilities are recorded gross at both July 31, 2020 and August 2, 2019 since there were no offsetting assets under the Company’s master netting agreements.

The estimated fair values of the Company’s interest rate swap liabilities incorporate the Company’s non-performance risk (see Note 5).  The adjustment related to the Company’s non-performance risk at July 31, 2020 and August 2, 2019 resulted in reductions of $978 and $399, respectively, in the total fair value of the interest rate swap assets and liabilities.  The offset to the interest rate swap assets and liabilities is recorded in accumulated other comprehensive income (loss) (“AOCIL”), net of the deferred tax assets, and will be reclassified into earnings over the term of the underlying debt.  As of July 31, 2020, the estimated pre-tax portion of AOCIL that is expected to be reclassified into earnings over the next twelve months is $5,886.  Cash flows related to the interest rate swaps are included in the interest expense line in the Consolidated Statements of Income (Loss) and in operating activities in the Consolidated Statements of Cash Flows.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCIL for each of the three years:

	Amount of Income (Loss) Recognized in AOCIL on Derivatives (Effective Portion)
	2020	2019	2018
Cash flow hedges:
Interest rate swaps	$(17,740)	$(15,466)	$13,103

The following table summarizes the changes in AOCIL, net of tax, related to the Company’s interest rate swaps for the years ended July 31, 2020, August 2, 2019 and August 3, 2018:

	July 31, 2020	August 2, 2019	August 3, 2018
Beginning AOCIL balance	$(6,913)	$4,685	$(4,229)

Other comprehensive income (loss) before reclassifications	(12,559)	(11,752)	11,274
Amounts reclassified from AOCIL into earnings	(874)	154	(2,360)
Other comprehensive income (loss), net of tax	(13,433)	(11,598)	8,914
Ending AOCIL balance	$(20,346)	$(6,913)	$4,685

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for each of the three years:

Location of (Income) Loss Reclassified from AOCIL into Income (Effective Portion)		Amount of (Income) Loss Reclassified from AOCIL into Income (Effective Portion)
		2020	2019	2018
Cash flow hedges:
Interest rate swaps	Interest expense	$(1,165)	$(206)	$3,398

The following table summarizes the amounts reclassified out of AOCIL related to the Company’s interest rate swaps for the years ended July 31, 2020, August 2, 2019 and August 3, 2018:

Details about AOCIL	July 31, 2020	August 2, 2019	August 3, 2018	Affected Line Item in the Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(1,165)	$206	$(3,398)	Interest expense
Tax benefit	291	(52)	1,038	Provision for income taxes
	$(874)	$154	$(2,360)	Net of tax

No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in 2020.  No ineffectiveness has been recorded in 2019 and 2018.

9. Share Repurchases

Subject to a maximum amount approved by the Company’s Board of Directors and the limits imposed by its credit facility, the Company was authorized to repurchase shares at management’s discretion in 2020, 2019 and 2018.  In 2019 and 2018, the Company’s Board of Directors approved share repurchase authorizations up to a maximum of $25,000.  Additionally, in the fourth quarter of 2019, the Company’s Board of Directors increased the share repurchase authorization to $50,000. In the third quarter of 2020, the Company’s Board of Directors approved the repurchase of up to an additional $25,000.  This authorization was effective immediately and replaced the $50,000 share repurchase authorization which had been expended.  In response to the COVID-19 pandemic, however, the Company temporarily suspended all share repurchases.  In 2020, the Company repurchased 378,974 shares of its common stock in the open market at an aggregate cost of $55,007.  The Company did not repurchase any shares of its common stock in 2019. In 2018, the Company repurchased 100,000 shares of its common stock in the open market at an aggregate cost of $14,772.

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

Disaggregation of revenue

Total revenue was comprised of the following at:

	2020	2019	2018
Restaurant	$2,032,030	$2,482,377	$2,439,389
Retail	490,762	589,574	591,056
Total revenue	$2,522,792	$3,071,951	$3,030,445

11. Leases

As further discussed in Note 2 under the “Lease” discussion in the “Recent Accounting Standards Adopted” section, in 2020, the Company adopted new accounting guidance for leases.  As part of the adoption of the new accounting guidance for leases, the Company elected to not separate lease and non-lease components.   Additionally, the Company elected to apply the short term lease exemption to all asset classes and the short term lease expense for the period reasonably reflects the short term lease commitments.  As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the time of commencement or modification date in determining the present value of lease payments. For operating leases that commenced prior to the date of adoption of the new lease accounting guidance, the Company used the incremental borrowing rate as of the adoption date.  Assumptions used in determining the Company’s incremental borrowing rate include the Company’s implied credit rating and an estimate of secured borrowing rates based on comparable market data.

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as it has not yet taken possession. These leases are expected to commence in 2021 with undiscounted future payments of $246,622.  This amount includes the sale and leaseback transaction completed in August 2020 discussed below.

The following table summarizes the components of lease cost for operating leases for the year ended July 31, 2020:
Year Ended July 31, 2020
Operating lease cost	$82,963
Short term lease cost	2,896
Variable lease cost	1,719
Total lease cost	$87,578

Prior to the adoption of the new lease accounting guidance in 2020, rent expense under operating leases, including the sale-leaseback transactions discussed below, for 2019 and 2018 was:

Year	Minimum	Contingent	Total
2019	$78,044	$280	$78,324
2018	76,445	255	76,700

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the year ended July 31, 2020:

Year Ended July 31, 2020
Operating cash flow information:
Gain on sale and leaseback transaction	$69,954
Cash paid for amounts included in the measurement of lease liabilities	80,265
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	267,266
Lease modifications or reassessments increasing or decreasing right-of-use assets	29,793
Lease modifications removing right-of-use assets	(19,939)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of July 31, 2020:

Weighted-average remaining lease term	19.05 Years
Weighted-average discount rate	4.50%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total lease liability as of July 31, 2020:

Year	Total
2021	$71,184
2022	57,183
2023	52,785
2024	50,886
2025	49,768
Thereafter	762,624
Total future minimum lease payments	1,044,430
Less imputed remaining interest	(369,499)
Total present value of operating lease liabilities	$674,931

The following table summarizes the maturities of lease commitments as of August 2, 2019, prior to the adoption of the new lease guidance, as previously disclosed in the Company’s Form 10-K for the fiscal year ended August 2, 2019:

Year	Total
2020	$69,249
2021	40,962
2022	36,280
2023	33,639
2024	34,020
Thereafter	515,169
Total	$729,319

Sale and Leaseback Transactions

In 2009, the Company completed sale and leaseback transactions involving 15 of its owned stores and its retail distribution center.  Under the transactions, the land, buildings and improvements at the locations were sold and leased back for terms of 20 and 15 years, respectively.  Equipment was not included.  The leases include specified renewal options for up to 20 additional years.

In 2000, the Company completed a sale and leaseback transaction involving 65 of its owned Cracker Barrel stores.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores included specified renewal options for up to 20 additional years.  On July 29, 2020, the Company entered into an agreement with the original lessor and a third party financier to obtain ownership of 64 of the 65 Cracker Barrel properties and simultaneously entered into a sale and leaseback transaction with the financier for an aggregate purchase price, net of closing costs, of $198,083. The Company purchased the remaining property for approximately $3,200. In connection with the sale and leaseback transaction, the Company entered into lease agreements for each of the properties for initial terms of 20 years and renewal options up to 50 years. The aggregate initial annual rent payment for the properties is approximately $14,379 and includes 1% annual rent increases over the initial lease terms.  All the properties qualified for sale and leaseback and operating lease accounting classification and the Company recorded a gain on the sale and leaseback transaction of $69,954 which is recorded in the gain on sale and leaseback transaction line in the Consolidated Statements of Income (Loss).  The Company also recorded operating lease right-of-use assets and corresponding operating lease liabilities of $261,698 and $182,649, respectively.

Subsequent to July 31, 2020, the Company completed a sale and leaseback transaction involving 62 of its owned Cracker Barrel stores for an aggregate purchase price, net of closing costs, of $146,357.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for initial terms of 20 years and renewal options up to 50 years. The aggregate initial annual rent payment for the properties is approximately $10,393 and includes 1% annual rent increases over the initial lease terms.  All of the properties qualified for sale and leaseback and operating lease accounting classification, and the Company recorded total gains of $217,722.  The Company also recorded operating lease right-of-use assets and corresponding operating lease liabilities of $309,656 and $133,695, respectively.

12. Share-Based Compensation

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

The Company has one active compensation plan, the 2010 Omnibus Incentive Compensation Plan (the “2010 Omnibus Plan”), for employees and non-employee directors which authorizes the granting of nonvested stock awards and units, stock options and other types of share-based awards.

The 2010 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,500,000 shares of the Company’s common stock.  However, this share reserve is increased by shares awarded under this and prior plans which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation.  Additionally, this share reserve was decreased by shares granted from prior plans after July 30, 2010 until December 1, 2010.  At July 31, 2020, the number of shares authorized for future issuance under the Company’s active plan is 948,857.  At July 31, 2020, the number of outstanding awards under the 2010 Omnibus Plan was 110,339.

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

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at July 31, 2020:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2020 LTPP	2020 – 2021	2 or 3
2019 LTPP	2019 – 2020	2 or 3

The following table summarizes the shares that have been accrued under the 2020 LTPP and 2019 LTPP at July 31, 2020:

2020 LTPP	10,451
2019 LTPP	22,767

A summary of the Company’s nonvested stock activity as of July 31, 2020, and changes during 2020 are presented in the following table:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at August 2, 2019	52,583	$147.17
Granted	27,779	161.92
Vested	(20,307)	151.88
Forfeited	(300)	164.29
Unvested at July 31, 2020	59,755	$152.34

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2020	2019	2018
Total fair value of nonvested stock	$3,084	$5,119	$5,976

Nonvested Stock Units

Beginning in 2017, the Company adopted long-term incentive plans that award nonvested stock units based upon relative total shareholder return (“rTSR RSUs”). The number of nonvested stock units that will ultimately be awarded and will vest at the end of the applicable three-year performance period is based on relative total shareholder return, which is defined as increases in the Company’s stock price plus dividends paid during the performance period as compared to the total shareholder return of a group of peer companies determined by the Committee.  The number of shares awarded at the end of the performance period for each nonvested stock unit may range from 75% to 125% of the target award.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned.  In addition to a service requirement, the vesting of the 2018 rTSR RSUs is also subject to the achievement of a specified level of operating income during the performance period.  If this performance goal is not met, no nonvested stock units will be awarded and no compensation expense will be recorded.

The fair value of the nonvested stock units is determined using the Monte-Carlo simulation model, which simulates a range of possible future stock prices and estimates the probabilities of the potential payouts.  This model uses the average prices for the 60 consecutive calendar days beginning 30 days prior to and ending 30 days after the first business day of the performance period. This model also incorporates the following ranges of assumptions:

●	The expected volatilities are the historical volatilities of the Company’s stock and the members of the peer group over the period commensurate with the three-year performance period.
●
The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.  The risk-free rate for the nonvested stock units granted in 2020 was 1.6%. The risk-free interest rates for the nonvested stock units granted in 2018 and 2019 were 1.6% and 2.9%, respectively.

●	The expected dividend yield is assumed to be zero since the award holders are entitled to any dividends paid over the performance period.

Dividends accrue on the nonvested stock units. Dividends will be forfeited for nonvested stock units that do not vest.

The following table summarizes the shares that have been accrued for rTSR RSUs awards under the 2020, 2019 and 2018 long-term incentive plans at July 31, 2020:

Shares
2020 rTSR RSUs	2,167
2019 rTSR RSUs	6,383
2018 rTSR RSUs	8,816

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2020	2019	2018
Total compensation expense	$6,386	$8,181	$6,977

The following table highlights the total unrecognized compensation expense related to the outstanding nonvested stock awards and nonvested stock units and the weighted-average periods over which the expense is expected to be recognized as of July 31, 2020:

	Nonvested Stock Awards	Nonvested Stock Units
Total unrecognized compensation	$3,852	$1,503
Weighted-average period in years	1.67	1.66

The following table highlights the total income tax benefit recognized in the Consolidated Statements of Income for each of the three years:

	2020	2019	2018
Total income tax benefit	$1,120	$1,317	$774

During 2020, the Company issued 27,130 shares of its common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net reduction to shareholders’ equity of $2,160.

13. Shareholder Rights Plan

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

At July 31, 2020, none of the Rights were exercisable.

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

Preferred Share Provisions

Each one one-hundredth of a Preferred Share, if issued:

●	will not be redeemable;
●	will entitle holders to quarterly dividend payments of $0.01 per share, or an amount equal to the dividend paid on one share of common stock, whichever is greater;
●	will entitle holders upon liquidation either to receive $1.00 per share or an amount equal to the payment made on one share of common stock, whichever is greater;
●	will have the same voting power as one share of common stock; and
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

14. Employee Savings Plans

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock.  In 2020 (prior to the COVID-19 pandemic), 2019 and 2018, the Company matched 50% of employee contributions for each participant in the 401(k) Savings Plan up to a total of 5% of the employee’s compensation and matched 25% of employee contributions in the Non-Qualified Savings Plan up to a total of 6% of the employee’s compensation.  In response to the COVID-19 pandemic, the Company temporarily suspended matches to the 401(k) Savings Plan and the Non-Qualified Savings Plan through the end of fiscal 2020.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $28,530 is included in other assets and the related liability to the participants of $28,530 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2020	2019	2018
401(k) Savings Plan	$3,271	$4,553	$3,812
Non-Qualified Savings Plan	239	320	342

15. Income Taxes

The components of the provision for income taxes (income tax benefit) for each of the three years were as follows:

	2020	2019	2018
Current:
Federal	$(15,375)	$38,831	$40,761
State	(2,115)	8,310	6,099
Deferred:
Federal	(13,467)	(1,427)	(16,779)
State	2,274	(2,759)	722
Total provision for income taxes (income tax benefit)	$(28,683)	$42,955	$30,803

A reconciliation of the Company’s provision for income taxes (income tax benefit) and income taxes based on the statutory U.S. federal rate of 21.0%, 21.0% and 26.9% in 2020, 2019 and 2018, respectively, was as follows:

	2020	2019	2018
Provision computed at federal statutory income tax rate	$17,070	$55,935	$74,859
State and local income taxes, net of federal benefit	(263)	4,248	5,066
Loss on unconsolidated subsidiary	(29,913)	—	—
Federal net operating loss benefit	(1,573)	—	—
Revaluation of deferred taxes due to a reduction in the federal tax rate at the enactment date of the Tax Act	—	—	(26,772)
Revaluation of deferred taxes due to the impact of the change in rate on 2018 temporary items	—	—	(3,710)
Employer tax credits for FICA taxes paid on employee tip income	(11,489)	(15,107)	(13,707)
Other employer tax credits	(3,606)	(3,537)	(4,476)
Other-net	1,091	1,416	(457)
Total provision for income taxes (income tax benefit)	$(28,683)	$42,955	$30,803

The decrease in the Company’s provision for income taxes (income tax benefit) from 2020 to 2019 is primarily due to the reduction in income due to the business interruption caused by the COVID-19 pandemic and the corresponding reduction in taxable income, partially offset by changes due to the Tax Act.

The increase in the Company’s provision for income taxes from 2018 to 2019 reflected the significant impact of the Tax Act.  The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%.  This rate reduction lowered deferred tax liabilities, the tax benefit of which was recognized in 2018.

Significant components of the Company’s net deferred tax liability consisted of the following at:

	July 31, 2020	August 2, 2019
Deferred tax assets:
Compensation and employee benefits	$6,559	$6,496
Deferred rent	—	13,424
Accrued liabilities	9,587	21,379
Operating lease liabilities	168,395	—
Insurance reserves	6,772	7,571
Inventory	3,104	2,873
Deferred tax credits	19,419	—
Deferred loss on equity investment	35,281	—
Other	8,076	536
Deferred tax assets	$257,193	$52,279

Deferred tax liabilities:
Property and equipment	$99,452	$85,379
Inventory	7,144	7,363
Operating lease right-of-use asset	172,641	—
Other	5,674	3,656
Deferred tax liabilities	284,911	96,398
Net deferred tax liability	$27,718	$44,119

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets.  As of July 31, 2020 and August 2, 2019, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $17,835 and $18,006, respectively.

Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	July 31, 2020	August 2, 2019	August 3, 2018
Balance at beginning of year	$18,006	$18,634	$20,731
Tax positions related to the current year:
Additions	1,407	2,742	3,029
Reductions	—	—	—
Tax positions related to the prior year:
Additions	202	203	610
Reductions	(256)	(348)	(575)
Settlements	(138)	(1,784)	(3,878)
Expiration of statute of limitations	(1,386)	(1,441)	(1,283)
Balance at end of year	$17,835	$18,006	$18,634

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate.  The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2020	2019	2018
Uncertain tax positions	$14,090	$14,225	$14,721

The Company had $7,210, $6,297, and $5,681 in interest and penalties accrued as of July 31, 2020, August 2, 2019, and August 3, 2018, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $913, $616 and $(447) in its provision for income taxes on July 31, 2020, August 2, 2019 and August 3, 2018, respectively.  The increase from 2018 to 2019 was primarily attributable to additional accruals in excess of settlements and expirations.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at July 31, 2020 by approximately $2,000 to $3,000 within the next twelve months.  At July 31, 2020, the Company was subject to income tax examinations for its U.S. federal income taxes after 2017 and for state and local income taxes generally after 2017.

16. Net Income (Loss) Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2020	2019	2018
Net income (loss) per share numerator	$(32,475)	$223,401	$247,620

Net income (loss) per share denominator:
Basic weighted average shares outstanding	23,865,367	24,037,272	24,011,161
Add potential dilution:
Nonvested stock awards and units	—	59,124	64,453
Diluted weighted average shares outstanding	23,865,367	24,096,396	24,075,614

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of July 31, 2020, the Company had $21,528 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 sale and leaseback transaction.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 7).

As of July 31, 2020, the Company is secondarily liable for lease payments associated with two properties.  Prior to 2020, the Company was not aware of any non-performance under these lease arrangements that would result in the Company having to perform in accordance with the terms of these guarantees, and therefore, no provision has been recorded in the Consolidated Balance Sheet at August 2, 2019 for amounts to be paid in case of non-performance by the third party by the primary obligor under such lease agreements.  During 2020, the Company received notice regarding non-performance by the primary obligor under these lease arrangements.  At July 31 2020, the Company has recorded a provision of $344 in the Consolidated Balance Sheet for amounts to be paid as of result of non-performance by the primary obligor.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no liability has been recorded in the Consolidated Balance Sheet.

18. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2020 and 2019 are summarized as follows:

	1st Quarter	2nd Quarter	3rd Quarter(a) (b)	4th Quarter(b) (c)
2020
Total revenue	$749,040	$846,143	$432,544	$495,065
Income before income taxes	59,793	75,630	(84,274)	30,135
Net income (loss)	43,223	61,168	(161,932)	25,066
Net income (loss) per share – basic	1.80	2.55	(6.81)	1.06
Net income (loss) per share – diluted	1.79	2.55	(6.81)	1.05
2019
Total revenue	$733,543	$811,707	$739,603	$787,098
Income before income taxes	57,329	72,534	60,974	75,519
Net income	47,207	60,755	50,414	65,025
Net income per share – basic	1.97	2.53	2.10	2.70
Net income per share – diluted	1.96	2.52	2.09	2.70

(a)
In the third quarter of 2020, the Company recorded a loss of $132,878, which represented its equity investment in PBS HC and its receivable related to the principal and accumulated interest amounts on PBS HC promissory notes.  See Note 3 for further information regarding the Company’s investment in PBS HC.

(b)	The Company’s operating results were adversely affected by the impact of the COVID-19 pandemic.
(c)	In the fourth quarter of 2020, the Company completed a sale and leaseback transaction and recorded a gain on the sale and leaseback transaction of $69,954.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of July 31, 2020, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to material weaknesses) during the quarter ended July 31, 2020 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion based on this evaluation.  We have concluded that our internal control over financial reporting was effective as of July 31, 2020, based on these criteria.

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
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2020, of the Company and our report dated September 25, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Codification Topic 842, “Leases”.

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
September 25, 2020

ITEM 9B. OTHER INFORMATION

None
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2020 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors” and “Certain Relationships and Related Transactions—Code of Ethics.”  The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Information About our Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2020 Proxy Statement: “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in the section of the 2020 Proxy Statement entitled “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2020 Proxy Statement.  No other portion of the section of the 2020 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

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
First Amendment to Credit Agreement, dated as of July 18, 2019, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (4)

4(e), 10(d)
Second Amendment to Credit Agreement, dated as of March 16, 2020, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (5)

4(f), 10(e)
Third Amendment to Credit Agreement, dated as of May 28, 2020, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (6)

4(g)	Rights Agreement, dated as of April 9, 2018, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (7)

4(h)	Description of Capital Stock (8)

10(f)	Form of Stock Option Award under the CBRL Group, Inc. 2002 Omnibus Incentive Compensation Plan† (9)

10(g)	Cracker Barrel Old Country Store, Inc. Amended and Restated Stock Option Plan (as amended to date)† (10)

10(h)	Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (11)

10(i)	Cracker Barrel Old Country Store, Inc. 2002 Omnibus Incentive Compensation Plan (as amended to date)† (12)

10(j)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (13)

10(k)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (14)

10(l)	Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (15)

10(m)	Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (16)

10(m)	Amendment to Deferred Compensation Plan†(17)

10(o)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (18)

10(p)	Form of Severance Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (19)

10(q)	Form of Change of Control Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (20)

10(r)	Employment Agreement with Sandra B. Cochran, dated as of July 27, 2018† (21)

10(s)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2019 Long-Term Incentive Program† (22)

10(t)	Agreement for Purchase and Sale of Real Property, dated May 28, 2020 (23)

10(u)	First Amendment for Purchase and Sale of Real Property, dated July 29, 2020 (24)

10(v)	Amended and Restated Master Lease Agreement, dated as of August 4, 2020 (25)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 000-25225).

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012 (Commission File No. 000-25225).

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 10, 2018.

(4)	Incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended August 2, 2019.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2020.

(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2020.

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 9, 2018.

(8)	Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended August 2, 2019.

(9)	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2005 (Commission File No. 000-25225).

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 30, 2009 (Commission File No. 000-25225).

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2009 (Commission File No. 000-25225).

(12)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 29, 2010 (Commission File No. 000-25225).

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(15)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(16)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(17)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013 (Commission File No. 000-25225).

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018.

(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 30, 2018.

(22)	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 28, 2018.

(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020.

(24)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 5, 2020.

†Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of September, 2020.

CRACKER BARREL OLD COUNTRY STORE, INC.
By:
/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 25th day of September, 2020.

Name	Title

/s/Sandra B. Cochran Sandra B. Cochran	President, Chief Executive Officer and Director

/s/Jill M. Golder Jill M. Golder	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/Kara S. Jacobs Kara S. Jacobs	Vice President, Corporate Controller (Principal Accounting Officer)

/s/Thomas H. Barr Thomas H. Barr	Director

/s/Carl T. Berquist Carl T. Berquist	Director

/s/Meg G. Crofton Meg G. Crofton	Director

/s/Gilbert R. Dávila Gilbert R. Dávila	Director

/s/Richard J. Dobkin Richard J. Dobkin	Director

/s/Norman E. Johnson Norman E. Johnson	Director

/s/William W. McCarten William W. McCarten	Director and Chairman of the Board

/s/Coleman H. Peterson Coleman H. Peterson	Director

____________ Gisel Ruiz	Director

/s/Andrea M. Weiss Andrea M. Weiss	Director