Form 10-Q
period 2020-10-30
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2020-12-03
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 30, 2020

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

23,721,030 Shares of Common Stock
Outstanding as of November 25, 2020

CRACKER BARREL OLD COUNTRY STORE, INC.

Index

PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	October 30, 2020	July 31, 2020*
Current Assets:
Cash and cash equivalents	$597,619	$436,996
Accounts receivable	22,338	20,157
Income taxes receivable	26,533	28,852
Inventories	155,737	139,091
Prepaid expenses and other current assets	22,636	17,916
Total current assets	824,863	643,012
Property and equipment	2,196,537	2,363,518
Less: Accumulated depreciation and amortization	1,190,166	1,233,457
Property and equipment – net	1,006,371	1,130,061
Operating lease right-of-use assets, net	1,009,509	691,949
Goodwill	4,690	4,690
Intangible assets	20,960	20,960
Other assets	53,729	53,586
Total assets	$2,920,122	$2,544,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$136,051	$103,504
Current portion of long-term debt	39,395	39,395
Other current liabilities	269,170	308,157
Total current liabilities	444,616	451,056

Long-term debt	910,000	910,000
Long-term operating lease liabilities	773,204	632,630
Long-term interest rate swap liability	21,494	23,860
Other long-term obligations	96,471	80,605
Deferred income taxes	82,725	27,718

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 23,720,324 shares issued and outstanding at October 30, 2020, and 23,697,396 shares issued and outstanding at July 31, 2020	237	237
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(17,745)	(20,346)
Retained earnings	609,120	438,498
Total shareholders’ equity	591,612	418,389
Total liabilities and shareholders’ equity	$2,920,122	$2,544,258

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 31, 2020, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	October 30, 2020	November 1, 2019

Total revenue	$646,454	$749,040
Cost of goods sold (exclusive of depreciation and rent)	199,044	219,814
Labor and other related expenses	227,188	263,314
Other store operating expenses	161,274	162,908
General and administrative expenses	39,564	39,631
Gain on sale and leaseback transaction	(217,722)	—
Operating income	237,106	63,373
Interest expense, net	10,715	3,580
Income before income taxes	226,391	59,793
Provision for income taxes	55,711	10,590
Loss from unconsolidated subsidiary	—	(5,980)
Net income	$170,680	$43,223

Net income per share:
Basic	$7.20	$1.80
Diluted	$7.18	$1.79

Weighted average shares:
Basic	23,707,750	24,038,354
Diluted	23,771,230	24,103,922

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended
	October 30, 2020	November 1, 2019

Net income	$170,680	$43,223

Other comprehensive income (loss) before income tax expense:
Change in fair value of interest rate swaps	3,466	(545)
Income tax expense (benefit)	865	(107)
Other comprehensive income (loss), net of tax	2,601	(438)
Comprehensive income	$173,281	$42,785

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at July 31, 2020	23,697,396	$237	$—	$(20,346)	$438,498	$418,389
Comprehensive Income:
Net income	—	—	—	—	170,680	170,680
Other comprehensive income, net of tax	—	—	—	2,601	—	2,601
Total comprehensive income	—	—	—	2,601	170,680	173,281
Cash dividends previously declared in prior quarters	—	—	—	—	(40)	(40)
Share-based compensation	—	—	1,974	—	—	1,974
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,928	—	(1,974)	—	(18)	(1,992)
Balances at October 30, 2020	23,720,324	$237	$—	$(17,745)	$609,120	$591,612

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at August 2, 2019	24,049,240	$241	$49,732	$(6,913)	$561,650	$604,710
Comprehensive Income:
Net income	—	—	—	—	43,223	43,223
Other comprehensive loss, net of tax	—	—	—	(438)	—	(438)
Total comprehensive income	—	—	—	(438)	43,223	42,785
Cash dividends declared - $1.30 per share	—	—	—	—	(31,452)	(31,452)
Share-based compensation	—	—	1,798	—	—	1,798
Issuance of share-based compensation awards, net of shares withheld for employee taxes	18,466	—	(1,994)	—	—	(1,994)
Purchases and retirement of common stock	(91,748)	(1)	(14,187)	—	—	(14,188)
Cumulative-effect of change in accounting principle	—	—	—	—	4,125	4,125
Balances at November 1, 2019	23,975,958	$240	$35,349	$(7,351)	$577,546	$605,784

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	October 30, 2020	November 1, 2019
Cash flows from operating activities:
Net income	$170,680	$43,223
Net loss from unconsolidated subsidiary	—	5,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,351	28,678
Loss on disposition of property and equipment	801	1,740
Gain on sale and leaseback transaction	(217,722)	—
Impairment	—	664
Share-based compensation	1,974	1,798
Noncash lease expense	13,888	15,330
Amortization of asset recognized from gain on sale and leaseback transactions	3,184	—
Changes in assets and liabilities:
Inventories	(16,646)	(33,534)
Other current assets	(4,582)	(10,875)
Accounts payable	32,547	11,848
Other current liabilities	(5,083)	(18,000)
Deferred income taxes	54,142	12,211
Other long-term assets and liabilities	(2,543)	(14,228)
Net cash provided by operating activities	56,991	44,835
Cash flows from investing activities:
Purchase of property and equipment	(11,431)	(27,901)
Proceeds from insurance recoveries of property and equipment	217	73
Proceeds from sale of property and equipment	149,829	1,534
Notes receivable from unconsolidated subsidiary	—	(16,000)
Acquisition of business, net of cash acquired	(1,500)	(32,971)
Net cash provided by (used in) investing activities	137,115	(75,265)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	129,000
Taxes withheld from issuance of share-based compensation awards	(1,992)	(1,994)
Principal payments under long-term debt	—	(44,000)
Purchases and retirement of common stock	—	(14,188)
Dividends on common stock	(31,491)	(32,063)
Net cash provided by (used in) financing activities	(33,483)	36,755

Net increase in cash and cash equivalents	160,623	6,325
Cash and cash equivalents, beginning of period	436,996	36,884
Cash and cash equivalents, end of period	$597,619	$43,209

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$10,201	$4,174
Income taxes	$1	$167

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$2,736	$4,866
Change in fair value of interest rate swaps	$3,466	$(545)
Change in deferred tax asset for interest rate swaps	$(865)	$107
Dividends declared but not yet paid	$612	$32,248

*See Note 10 for additional supplemental disclosures related to leases

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2020 (the “2020 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2020 Form 10-K.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

COVID-19 Impact

The COVID-19 pandemic continues to negatively impact the Company’s sales and traffic due to changes in consumer behavior as federal, state and local governmental authorities have imposed unprecedented restrictions on travel, group gatherings and non-essential activities, such as “social distancing” guidance, shelter-in-place orders and limitations on or full prohibitions of dine-in services.  In response to the COVID-19 pandemic, the Company has instituted operational protocols to comply with applicable regulatory requirements to protect the health and safety of employees and guests, and the Company has implemented various strategies to support the recovery of its business and navigate through the uncertain environment.  The Company continues to focus on growing its off-premise business and investing in its digital infrastructure to improve the guest experience.  Furthermore, the Company continued to maintain and bolster its cash reserves by completing a sale and leaseback transaction in August 2020 in which the Company sold a total of 62 Cracker Barrel owned properties and received net proceeds, after fees and expenses, of $146,357.  See Note 10 for additional information regarding this sale and leaseback transaction.
Recent Accounting Pronouncements Adopted

Goodwill Impairment

In January 2017, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the subsequent measurement of goodwill. Under this new guidance, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  This guidance should be applied on a prospective basis.  The adoption of this accounting guidance in the first quarter of 2021 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

2.	Maple Street Biscuit Company

Effective October 10, 2019, the Company acquired 100% ownership of Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept, for a purchase price of $36,000, of which $32,000 was paid to the sellers in cash with the remaining $4,000 being held as security for the satisfaction of indemnification obligations of the sellers, if any.  The first installment of $1,500, to be held as security, was paid to the principal seller in the first quarter of 2021, and the remaining amount, if any, will be paid in a final installment to the sellers on the two-year anniversary of closing.

The Company believes that this acquisition supports its strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.  At October 30, 2020, MSBC had 35 company-owned and six franchised fast casual locations across seven states.

The goodwill of $4,690 arising from the acquisition consisted largely of the Company’s determination of the value of MSBC’s future free cash flows less the value of the identifiable tangible and intangible assets and liabilities.  All amounts recorded for the assets acquired, liabilities assumed and goodwill are final. None of the goodwill recognized is expected to be deductible for income tax purposes.  Acquisition-related costs of $1,269 were recorded in the general and administrative expenses line in the Condensed Consolidated Statement of Income in the quarter ended November 1, 2019.

3.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at October 30, 2020 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$175,001	$—	$—	$175,001
Deferred compensation plan assets**				29,119
Total assets at fair value				$204,120

Interest rate swap liability (see Note 6)	$—	$24,121	$—	$24,121
Total liabilities at fair value	$—	$24,121	$—	$24,121

Index
The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2020 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$132,001	$—	$—	$132,001
Deferred compensation plan assets**				28,530
Total assets at fair value				$160,531

Interest rate swap liability (see Note 6)	$—	$27,746	$—	$27,746
Total liabilities at fair value	$—	$27,746	$—	$27,746

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at October 30, 2020 and July 31, 2020.

4.	Inventories

Inventories were comprised of the following at:

	October 30, 2020	July 31, 2020
Retail	$118,377	$105,502
Restaurant	23,306	19,636
Supplies	14,054	13,953
Total	$155,737	$139,091

5.	Debt

On September 5, 2018, the Company entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”).  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000. In the fourth quarter of 2020, the Company drew an additional $39,395 under this option for a one-year period.

At both October 30, 2020 and July 31, 2020, the Company had a total of $949,395 of outstanding borrowings under the 2019 Revolving Credit Facility.  At October 30, 2020, the Company had $31,804 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 12 for more information on the Company’s standby letters of credit).  At October 30, 2020, the Company had $8,196 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  At October 30, 2020, $400,000 of the Company’s outstanding borrowings were swapped at a weighted average interest rate of 5.36% (see Note 6 for information on the Company’s interest rate swaps).  At October 30, 2020, the weighted average interest rate on the remaining $549,395 of the Company’s outstanding borrowings was 3.31%.

Index
The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  As a result of the uncertainty regarding the impact of the COVID-19 pandemic on the Company’s financial position and results of operations, the Company has obtained a waiver for the financial covenants for the fourth quarter of 2020 and the first and second quarters of 2021 (“Covenant Relief Period”).  During this Covenant Relief Period, the Company is required to maintain certain liquidity measures (defined as the availability under the 2019 Revolving Credit Facility plus unrestricted cash and cash equivalents) of at least $140,000.  Additionally, during this Covenant Relief Period, the Company’s cash payments with respect to capital expenditures may not exceed $60,000 in the aggregate.

The 2019 Revolving Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase.  During the Covenant Relief Period described above, the Company is subject to restrictions on its ability to pay dividends (other than the deferred dividend payment that the Company paid on September 2, 2020).  Following the Covenant Relief Period described above, under the 2019 Revolving Credit Facility, provided there is no default existing and the total of the Company’s availability under the 2019 Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock (1) in an unlimited amount if, at the time such dividend or repurchase is made, the Company’s consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if the Company’s consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, Cash Availability is at least $100,000, the Company may declare and pay cash dividends on shares of its common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

6.	Derivative Instruments and Hedging Activities

The Company has interest rate risk relative to its outstanding borrowings (see Note 5 for information on the Company’s outstanding borrowings).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost-efficient manner, the Company uses derivative instruments, specifically interest rate swaps.

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at October 30, 2020 was 3.00%.

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

Index
A summary of the Company’s interest rate swaps at October 30, 2020 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
January 30, 2015	May 3, 2019	2.0	$60,000	2.16%
January 30, 2015	May 4, 2021	3.0	120,000	2.41%
January 30, 2015	May 3, 2019	2.0	60,000	2.15%
January 30, 2015	May 4, 2021	3.0	80,000	2.40%
January 16, 2019	May 3, 2019	3.0	115,000	2.63%
January 16, 2019	May 3, 2019	2.0	115,000	2.68%
August 6, 2019	November 4, 2019	2.5	50,000	1.50%
August 7, 2019	May 3, 2021	1.0	35,000	1.32%
August 7, 2019	May 3, 2022	2.0	100,000	1.40%
August 7, 2019	May 3, 2022	2.0	100,000	1.36%

The estimated fair value of the Company’s derivative instruments as of October 30, 2020 and July 31, 2020 were as follows:

(See Note 3)	Balance Sheet Location	October 30, 2020	July 31, 2020
Interest rate swaps	Other current liabilities	$2,627	$3,886
Interest rate swaps	Long-term interest rate swap liability	21,494	23,860
Total liabilities**		$24,121	$27,746
**These interest rate swap liabilities are recorded gross at both October 30, 2020 and July 31, 2020 since there were no offsetting assets under the Company’s master netting agreements.

The estimated fair value of the Company’s interest rate swap liabilities incorporates the Company’s non-performance risk (see Note 3).  The adjustment related to the Company’s non-performance risk at October 30, 2020 and July 31, 2020 resulted in reductions of $848 and $978, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities are recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of October 30, 2020, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $6,016.  Cash flows related to the interest rate swaps are included in the interest expense line in the Condensed Consolidated Statements of Income and in operating activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the three months ended October 30, 2020 and the year ended July 31, 2020:

	Amount of Income (Loss) Recognized in AOCL on Derivatives
	Three Months Ended October 30, 2020	Year Ended July 31, 2020
Cash flow hedges:
Interest rate swaps	$3,466	$(17,740)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters ended October 30, 2020 and November 1, 2019:

	Location of Gain Reclassified from AOCL into Income	Amount of Gain Reclassified from AOCL into Income
		Quarter Ended
		October 30, 2020	November 1, 2019
Cash flow hedges:
Interest rate swaps	Interest expense	$(1,826)	$(82)

Index
The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter ended October 30, 2020:

Details about AOCL	Amount Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statement of Income
Gain on cash flow hedges:
Interest rate swaps	$(1,826)	Interest expense
Tax expense	455	Provision for income taxes
	$(1,371)	Net of tax

No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings for the three-months ended October 30, 2020.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the three months ended October 30, 2020:

Changes in AOCL
AOCL balance at July 31, 2020	$(20,346)
Other comprehensive income before reclassifications	3,972
Amounts reclassified from AOCL	(1,371)
Other comprehensive income, net of tax	2,601
AOCL balance at October 30, 2020	$(17,745)

7.	Seasonality

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

9.	Revenue Recognition

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

Index
Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended
	October 30, 2020	November 1, 2019
Revenue:
Restaurant	$515,224	$607,079
Retail	131,230	141,961
Total revenue	$646,454	$749,040

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

Gift Card Breakage

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company's stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.   Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company's Condensed Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter ended October 30, 2020, gift card breakage was $940. For the quarter ended November 1, 2019, gift card breakage was $1,238.

Deferred revenue related to the Company’s gift cards was $89,237 and $94,754, respectively, at October 30, 2020 and July 31, 2020.  Revenue recognized in the Condensed Consolidated Statements of Income for the three months ended October 30, 2020 and November 1, 2019, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $16,242 and $17,947.

10.	Leases

The Company has ground leases for its leased stores and office space leases that are recorded as operating leases under various non-cancellable operating leases.  The Company also leases advertising billboards, vehicle fleets, and certain equipment under various non-cancellable operating leases.  Additionally, the Company completed sale-leaseback transactions in 2009, 2020 and 2021 (see section below entitled “Sale and Leaseback Transactions”).  To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration. If the contract has the right to obtain substantially all of the economic benefit from use of the identified asset and the right to direct the use of the identified asset, the Company recognizes a right-of-use asset and lease liability.

Index
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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2021 with undiscounted future payments of $16,677.

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

The following table summarizes the components of lease cost for operating leases for the quarters ended October 30, 2020 and November 1, 2019:
	Quarter Ended October 30, 2020	Quarter Ended November 1, 2019
Operating lease cost	$26,472	$19,856
Short term lease cost	322	384
Variable lease cost	527	451
Total lease cost	$27,321	$20,691

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the quarters ended October 30, 2020 and November 1, 2019:

	Quarter Ended October 30, 2020	Quarter Ended November 1, 2019
Operating cash flow information:
Gain on sale and leaseback transaction	$217,722	$—
Cash paid for amounts included in the measurement of lease liabilities	22,266	19,546
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	311,633	3,838
Lease modifications or reassessments increasing or decreasing right-of-use assets	23,257	6,826
Lease modifications removing right-of-use assets	(259)	(649)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of October 30, 2020 and November 1, 2019:

	October 30, 2020	November 1, 2019
Weighted-average remaining lease term	18.59 Years	18.11 Years
Weighted-average discount rate	4.79%	3.85%

Index
The following table summarizes the maturities of undiscounted cash flows reconciled to the total lease liability as of October 30, 2020:

Year	Total
Remainder of 2021	$64,255
2022	79,760
2023	75,785
2024	62,188
2025	60,685
Thereafter	936,670
Total future minimum lease payments	1,279,343
Less imputed remaining interest	(458,422)
Total present value of operating lease liabilities	$820,921

Sale and Leaseback Transactions

In 2009, the Company completed sale-leaseback transactions involving 15 of its owned stores and its retail distribution center.  Under the transactions, the land, buildings and improvements at the locations were sold and leased back for terms of 20 and 15 years, respectively.  Equipment was not included.  The leases include specified renewal options for up to 20 additional years.

On July 29, 2020, the Company entered into an agreement with the original lessor and a third party financier to obtain ownership of 64 of the 65 Cracker Barrel properties previously covered in the original sale and leaseback arrangement and simultaneously entered into a sale and leaseback transaction with the financier for an aggregate purchase price, net of closing costs, of $198,083. The Company purchased the remaining property for approximately $3,200. In connection with this sale and leaseback transaction, the Company entered into lease agreements for each of the properties for initial terms of 20 years and renewal options up to 50 years. The aggregate initial annual rent payment for the properties is approximately $14,379 and includes 1% annual rent increases over the initial lease terms.  All the properties qualified for sale and leaseback and operating lease accounting classification and the Company recorded a gain on the sale and leaseback transaction of $69,954 in the fourth quarter of 2020.  The Company recorded operating lease right-of-use assets, including a non-cash asset recognized as a part of accounting for the transaction of $79,049, and corresponding operating lease liabilities of $261,698 and $182,649, respectively.

On August 4, 2020, the Company completed a subsequent sale and leaseback transaction involving 62 of its owned Cracker Barrel stores for an aggregate purchase price, net of closing costs, of $146,357.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for initial terms of 20 years and renewal options up to 50 years. The aggregate initial annual rent payment for the properties is approximately $10,393 and includes 1% annual rent increases over the initial lease terms.  All of the properties qualified for sale and leaseback and operating lease accounting classification, and the Company recorded a gain of $217,722 which is recorded in the gain on sale and leaseback transaction line in the Condensed Consolidated Statement of Income in the first quarter of 2021.  The Company also recorded operating lease right-of-use assets, including a non-cash asset recognized as part of accounting for the transaction of $175,960 and corresponding operating lease liabilities of $309,624 and $133,663, respectively.

On November 11, 2020, Cracker Barrel Old Country Store, Inc. and related affiliate entities entered into the First Amendment to Amended and Restated Master Lease (the “Amendment”) to bifurcate the existing Amended and Restated Master Lease (the “Original Lease”) into two  separate lease pools.  The Amendment removed 35 sites from the Original Lease and placed them in a new pool governed by the terms of a new Master Lease (the “New Master Lease”).  This bifurcation was completed as an accommodation for the landlord to facilitate the landlord’s securitization of the properties.  The terms and conditions of the Original Lease and New Master Lease are the same and no material changes were made to the terms thereof.

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	October 30, 2020	November 1, 2019
Net income per share numerator	$170,680	$43,223

Net income per share denominator:
Weighted average shares	23,707,750	24,038,354
Add potential dilution:
Nonvested stock awards and units	63,480	65,568
Diluted weighted average shares	23,771,230	24,103,922

12.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of October 30, 2020, the Company had $31,804 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 and August 4, 2020 sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2019 Revolving Credit Facility (see Note 5).

At October 30, 2020, the Company has recorded a provision of $344 in the Condensed Consolidated Balance Sheet for amounts to be paid as of result of non-performance by the primary obligor for lease payments associated with two properties occupied by a third party.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of  October 30, 2020.

Index

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At October 30, 2020, we operated 663 Cracker Barrel stores in 45 states and 35 Maple Street Biscuit Company (“MSBC”) company-owned locations in seven states.  At October 30, 2020, MSBC had six franchised locations.

All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020 (the “2020 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with the novel coronavirus (“COVID-19”) pandemic, including the duration of the COVID-19 pandemic and its ultimate impact on our business, levels of consumer confidence in the safety of dine-in restaurants, restrictions (including occupancy restrictions) imposed by governmental authorities, the effectiveness of cost saving measures undertaken throughout our operations, disruptions to our operations as a result of the spread of COVID-19 in our workforce, and our increased level of indebtedness brought on by additional borrowing necessitated by the COVID-19 pandemic; general or regional economic weakness, and weather on sales and customer travel; discretionary income or personal expenditure activity of our customers; information technology-related incidents, including data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our ability to identify, acquire and sell successful new lines of retail merchandise and new menu items at our restaurants; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue now or in the future; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; the effects of plans intended to promote or protect our brands and products; commodity price increases; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; workers’ compensation, group health and utility price changes; consumer behavior based on negative publicity, changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease as well as the possible effects of such events on the price or availability of ingredients used in our restaurants; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance all or portions of our indebtedness; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; our ability to retain key personnel; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity associated with these activities; economic or psychological effects of natural disasters or other unforeseen events such as terrorist acts, social unrest or war and the military or government responses to such events; disruptions to our restaurant or retail supply chain, including as a result of COVID-19; changes in foreign exchange rates affecting our future retail inventory purchases; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”) and those factors contained in Part I, Item 1A of the 2020 Form 10-K, as well as the factors described under “Critical Accounting Estimates” on pages 29-31 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

Index
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

Index
Overview

The COVID-19 pandemic continues to negatively impact the Company’s sales and traffic as a result of changes in consumer behavior as well as unprecedented restrictions by federal, state and local governmental authorities and recommendations by public health experts limiting travel, group gatherings and non-essential activities, such as “social distancing” guidance, shelter-in-place orders and limitations on or full prohibitions of dine-in services.  Future consumer behavior and governmental regulations continue to be undeterminable while the COVID-19 pandemic continues to impact local, state, and national health conditions.

Despite the impact of the COVID-19 pandemic, management continues to believe that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry.  Our priorities for 2021 consist of the following:

•
Enhancing the Core business to drive sustainable sales growth and continued business model improvements.  During 2021, we are focused on driving topline sales by further growing our off-premise business, introducing menu innovation and evolving our digital infrastructure and digital strategy to improve the guest experience across all channels.  Additionally, in response to the COVID-19 pandemic, we have instituted operational protocols to comply with applicable regulatory requirements to protect the health and safety of our employees and guests while maintaining the service levels that guests associate with our brand, and we have implemented, and continue to adapt, various strategies to support the recovery of our business and navigate through the uncertain environment.

•
Expanding the Footprint by building profitable new Cracker Barrel stores in core and developing markets.  We currently anticipate adding three stores during 2021, one of which opened during the first three months of 2021.

•
Extending the Brand to drive further shareholder value creation by developing new platforms to drive growth, such as MSBC, a recently acquired growth-stage fast casual concept that we believe provides us with a vehicle to drive growth in a complementary segment of the restaurant industry.

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

•          Comparable store restaurant sales consist of restaurant sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.  This measure also excludes sales related to MSBC and Holler & Dash Biscuit HouseTM (“Holler & Dash”) since MSBC was acquired by the Company in the first quarter of 2020 and our Holler & Dash locations have been converted into MSBC locations.  Comparable store restaurant sales are expressed as a percentage of an increase or decrease in restaurant sales versus the same period in the prior year. Total comparable store restaurant sales for the current year period are subtracted from total comparable store restaurant sales for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year comparable store restaurant sales.  This amount, expressed as a percentage, is the comparable store restaurant sales discussed in MD&A.  See the section below entitled “Total Revenue” for the comparable store restaurant sales percentages for the first quarter of 2021 as well as the same period in the prior year.  Management uses comparable store restaurant sales as a measure of sales growth to evaluate how established stores have performed over time.  We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

Index
•          Comparable store retail sales consist of retail sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.  Comparable store retail sales are expressed as a percentage of an increase or decrease in retail sales versus the same period in the prior year. Total comparable store retail sales for the current year period are subtracted from total comparable store retail sales for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year comparable store retail sales.  This amount, expressed as a percentage, is the comparable store retail sales discussed in MD&A.  See the section below entitled “Total Revenue” for the comparable store retail sales percentages for the first quarter of 2021 as well as the same period in the prior year.  Management uses comparable store retail sales as a measure of sales growth to evaluate how established stores have performed over time.  We believe this measure is also useful for investors to provide a consistent comparison of retail sales results and trends across periods within our core, established store base, unaffected by results of store openings, closings and other transitional changes.

•          Comparable restaurant guest traffic reflects both dine-in and off-premise occasions.  Traffic growth is measured as the change in entrees sold, which includes entrees sold in our dine-in and off-premise business. Comparable restaurant guest traffic consists of entrees sold in stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes guest traffic related to MSBC and Holler & Dash since MSBC was acquired by the Company in the first quarter of 2020 and our Holler & Dash locations have been converted into MSBC locations.  Comparable restaurant guest traffic is expressed as a percentage of an increase or decrease in restaurant guest traffic versus the same period in the prior year.  This amount, expressed as a percentage, is the guest traffic discussed in MD&A.  See section below entitled “Total Revenue” for the restaurant guest traffic percentages for the first quarter of 2021 as well as the same period in the prior year.  Management uses this measure to evaluate how established stores have performed over time excluding growth achieved through menu price and sales mix change.  We believe this measure is useful for investors because an increase in comparable restaurant guest traffic represents an increase in guests purchasing from our established restaurants as well as an increase in the likelihood of a retail sales conversion for guests intending to dine, while also providing an indicator as to the development of our brand and the effectiveness of our marketing strategy.

•          Average check per guest is an indicator which management uses to analyze the dollars spent per guest in our stores on restaurant purchases.  Average check is calculated using the comparable store restaurant sales (as defined above) divided by comparable restaurant guest traffic (as defined above).  Average check is expressed as a percentage of an increase or decrease in average check versus the same period in the prior year. Average check for the current year period is subtracted from average check for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year average check number.  This amount, expressed as a percentage, is the average check number discussed in MD&A.  This measure aids management in identifying trends in guest preferences as well as the effectiveness of menu price increases and other menu changes.  We believe this measure is useful for investors to evaluate per guest expenditures as well as our pricing and menu strategies.  See the section below entitled “Total Revenue” for the average check percentages for the first quarter of 2021 as well as the same period in the prior year.

Index
Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended October 30, 2020 as compared to the same period in the prior year:

	Quarter Ended
	October 30,	November 1,
	2020	2019
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.8	29.3
Labor and other related expenses	35.1	35.2
Other store operating expenses	25.0	21.7
General and administrative expenses	6.1	5.3
Gain on sale and leaseback transaction	(33.7)	—
Operating income	36.7	8.5
Interest expense	1.7	0.5
Income before income taxes	35.0	8.0
Provision for income taxes	8.6	1.4
Net loss from unconsolidated subsidiary	—	(0.8)
Net income	26.4%	5.8%

The following table sets forth the change in the number of Company-owned and franchised units in operation during the quarters ended October 30, 2020 and November 1, 2019 as well as the number of Company-owned and franchised units at the end of the quarters ended October 30, 2020 and November 1, 2019:

	October 30,	November 1,
	2020	2019
Net change in units:
Company-owned - Cracker Barrel	—	—
Company-owned – MSBC	—	28
Franchise – MSBC	—	5

Units in operation at end of the period
Company-owned - Cracker Barrel	663	660
Company-owned – MSBC	35	28
Company-owned - Holler & Dash	—	7
Total Company-owned units at end of the period	698	695
Franchise – MSBC	6	5

Total Revenue

Total revenue for the first quarter of 2021 decreased 13.7% as compared to the same period in the prior year.  The total revenue decrease for the first quarter of 2021 was driven by the decline in restaurant guest traffic as a result of restrictions mandated by federal, state and local governments in the United States to mitigate the spread of COVID-19 and the related changes in consumer behavior.

Index
The following table highlights the key components of revenue for the quarter ended October 30, 2020 as compared to the quarter ended November 1, 2019:

	Quarter Ended
	October 30, 2020	November 1, 2019
Revenue in dollars:
Restaurant	$515,224	$607,079
Retail	131,230	141,961
Total revenue	$646,454	$749,040
Total revenue by percentage relationships:
Restaurant	79.7%	81.0%
Retail	20.3%	19.0%
Average unit volumes(1):
Restaurant	$765.0	$916.0
Retail	197.9	215.1
Total revenue	$962.9	$1,131.1
Comparable store sales increase (decrease)(2):
Restaurant	(16.4%)	2.1%
Retail	(8.1%)	(0.9%)
Restaurant and retail	(14.9%)	1.5%
Average check increase	1.9%	3.6%
Comparable restaurant guest traffic decrease(2):	(18.3%)	(1.5%)

(1) Average unit volumes include sales of all stores except for MSBC and Holler & Dash.
(2) Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC and Holler & Dash.

For the first quarter of 2021, our comparable store restaurant sales decreased as a result of an 18.3% decrease in guest traffic decrease partially offset by a 1.9% increase in average check increase (including a 1.0% average menu price increase) as compared to the prior year first quarter.

Our retail sales are made substantially to our restaurant guests.  For the first quarter of 2021 our comparable store retail sales decrease resulted from the guest traffic decline and the impact of the COVID-19 pandemic as compared to the same period in the prior year.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the first quarter of 2021 as compared to the same period in the prior year:

	Quarter Ended
	October 30, 2020	November 1, 2019
Cost of Goods Sold in dollars:
Restaurant	$132,613	$149,457
Retail	66,431	70,357
Total Cost of Goods Sold	$199,044	$219,814
Cost of Goods Sold by percentage of revenue:
Restaurant	25.7%	24.6%
Retail	50.6%	49.6%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first quarter of 2020 as compared to the same period in the prior year primarily resulted from a shift in purchases to menu items that have a higher cost relative to other menu items,  commodity inflation of 1.9% and higher food waste partially offset by our menu price increase referenced above.  Higher cost menu items and higher food waste accounted for increases of 1.2% and 0.1%, respectively, in restaurant cost of goods sold as a percentage of restaurant revenue for the first quarter of 2021 as compared to the same period in the prior year.

Index
We presently expect the rate of commodity inflation to be approximately 2.0% to 2.5% in 2021 as compared to 2020.

The increase in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2021 as compared to the first quarter of 2020 resulted from lower initial margin.

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year:

	Quarter Ended
	October 30, 2020	November 1, 2019
Labor and related expenses	35.1%	35.2%

This percentage change resulted from the following:

First Quarter (Decrease) Increase as a Percentage of Total Revenue
Store bonus expense	(0.6%)
Miscellaneous wages	(0.4%)
Store hourly labor	0.7%
Store management compensation	0.2%

The decrease in store bonus expense as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year resulted from lower performance against financial objectives for certain components of the incentive plan in the first quarter of 2021 as compared to the same period in the prior year.

The decrease in miscellaneous wages as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year resulted primarily from a reduction in the use of indirect labor hours.

The increase in store hourly labor costs as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year resulted primarily from wage inflation exceeding menu price increases.

The increase in store management compensation as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year was primarily due to the decrease in revenue in the first quarter of 2021 as compared to the same period in the prior year.

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

The following table highlights other store operating expenses as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year:
	Quarter Ended
	October 30, 2020	November 1, 2019
Other store operating expenses	25.0%	21.7%

Index
This percentage change resulted primarily from the following:

First Quarter Increase as a Percentage of Total Revenue
Rent expense	1.2%
Supplies expense	0.7%
Other store expenses	0.5%
Maintenance expense	0.3%
Depreciation expense	0.2%
Advertising expense	0.2%

The increase in rent expense as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year resulted primarily from the sale and leaseback transaction involving 62 of our owned Cracker Barrel stores completed on August 4, 2020.  The aggregate initial annual rent payment for these properties is approximately $10,393.  Additionally, the related rent expense includes $3,184 recorded in the first quarter of 2021 for the non-cash amortization of the asset recognized from the gain on the Company’s sale and leaseback transactions.  See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s sale and leaseback transactions.

The increase in supplies expense as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year resulted primarily from costs associated with the growth in our off-premise business.

The increase in other store expenses as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year resulted primarily from costs associated with the growth in our off-premise business.

The increase in maintenance expense as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year resulted primarily from costs associated with the implementation of technology initiatives to improve the guest experience and the decrease in revenue in the first quarter of 2021 as compared to the prior year period.

The increase in depreciation expense as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year resulted primarily from the decrease in revenue in the first quarter of 2021 as compared to the prior year period partially offset by the decrease in depreciation expense resulting from the August 4, 2020 sale and leaseback transaction and lower spending on capital expenditures..

The increase in advertising expense as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year resulted primarily from higher online media spending and a decrease in revenue in the first quarter of 2021 as compared to the prior year period.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the first quarter of 2021 as compared to the same period in the prior year:

	Quarter Ended
	October 30, 2020	November 1, 2019
General and administrative expenses	6.1%	5.3%

The increase in general and administrative expenses as a percentage of total revenue in the first quarter of 2021 as compared to the same period in the prior year resulted primarily from expenses related to the proxy contest initiated by affiliates of Sardar Biglari in connection with the Company’s 2020 annual shareholders meeting held on November 19, 2020.

Index
Gain on Sale and Leaseback Transaction

On August 4, 2020, the Company completed a sale and leaseback transaction involving 62 of its owned Cracker Barrel stores and recorded a gain of $217,722 which is recorded in the gain on sale and leaseback transaction line in the Condensed Consolidated Statement of Income in the first quarter of 2021.  See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding this sale and leaseback transaction.

Interest Expense, net

The following table highlights interest expense, net in dollars for the first quarter of 2021 as compared to the same period in the prior year:

	Quarter Ended
	October 30, 2020	November 1, 2019
Interest expense, net	$10,715	$3,580

The increase in interest expense for the first quarter of 2021 as compared to the same period in the prior year resulted primarily from higher debt levels caused by our borrowing under our 2019 Revolving Credit Facility in response to the COVID-19 pandemic, higher weighted average interest rates and the nonrecurrence of interest income on Punch Bowl Social (“PBS”) promissory notes written off in the third quarter of 2020.

Provision for Income Taxes

Provision for income taxes as a percentage of income before income taxes (the “effective tax rate”) was 24.6% and 17.7% in the first quarters of 2021 and 2020, respectively.  The increase in the effective rate is primarily the result of a reduction in tax credits and taxes on the sale and leaseback transaction completed in the first quarter of 2021.  We currently anticipate our effective tax rate for 2021 to be approximately 19% to 20%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2019 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at July 31, 2020 was sufficient to finance all of our growth, deferred payment of our dividend declared in March 2020 that was originally scheduled to be paid in May 2020 and was subsequently paid in September 2020, working capital needs and other cash payment obligations in the first three months of 2021.  Based on the continued actions taken by management, such as the reduction in operating expenses to reflect reduced operations and sales levels, elimination of non-essential spending, the suspension of current and future dividend payments and share repurchases and the recent completion of sale and leaseback transactions, management expects to meet its obligations over the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $56,991 for the first three months of 2021, representing an increase from the $44,835 net cash provided during the first three months of 2020.  This increase primarily reflected the timing of payments for accounts payable.

Borrowing Capacity and Debt Covenants

On September 5, 2018, we entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”).  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.  In the fourth quarter of 2020, we borrowed an additional $39,395 under this option for a one-year period.

Index
At October 30, 2020, we had $949,395 of outstanding borrowings under the 2019 Revolving Credit Facility and we had $31,804 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and our July 29, 2020 and August 4, 2020 sale and leaseback transactions which reduce our borrowing availability under the 2019 Revolving Credit Facility.  At October 30, 2020, we had $8,196 in borrowing availability under our 2019 Revolving Credit Facility.  See Note 5 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

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

Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $11,214 for the first three months of 2021 as compared to $27,828 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The decrease in capital expenditures during the first three months of 2021 as compared to the first three months of 2020 resulted primarily from lower capital expenditures for existing stores as well as our decreases in new store construction, store remodels and other similar expenditures in response to the COVID-19 pandemic.  We estimate that our capital expenditures during 2021 will be approximately $100,000.  This estimate includes the acquisition of sites and construction costs of new Cracker Barrel stores and new MSBC locations that have opened or that we continue to expect to open during 2021, as well as for acquisition and construction costs for store locations that we continue to plan to be opened in 2022.  We intend to fund our capital expenditures with cash generated by operations and cash on hand as the result of borrowings under our 2019 Revolving Credit Facility, as necessary.  See the discussion above under “Borrowing Capacity and Debt Covenants” regarding a debt covenant restriction on our cash payment for capital expenditures.

The proceeds from sale of property and equipment were $149,829 for the first three months of 2021 as compared to $1,534 for the same period in the prior year.  This increase primarily relates to the sale and leaseback transaction entered into on August 4, 2020.  See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding this sale and leaseback transaction.

Maple Street Biscuit Company

Effective October 10, 2019, we acquired 100% ownership of MSBC, a breakfast and lunch fast casual concept, for a purchase price of $36,000, of which $32,000 was paid to the sellers in cash with the remaining $4,000 being held as security for the satisfaction of indemnification obligations, if any.  The first installment of $1,500, to be held as security, was paid to the principal seller in the first quarter of 2021, and the remaining amount, if any, will be paid in a final installment to the sellers on the two-year anniversary of closing.  We believe that the investment in MSBC supports our strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.

Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with PBS, a food, beverage and entertainment concept, by purchasing a non-controlling interest in the concept.  As part of the transaction, we agreed to fund PBS up to $51,000 through calendar 2020 of which we funded $16,000 during the first quarter of 2020.  During the first quarter of 2020, we recorded a loss related to our equity investment in PBS of $5,980 which was recorded in the net loss from unconsolidated subsidiary line on our Condensed Consolidated Statement of Income.

Index
We believed the investment in PBS provided us with a growth vehicle to deliver additional shareholder value.  However, as a result of the COVID-19 pandemic, PBS Holdco’s wholly-owned subsidiary, PBS BrandCo, LLC (“Brandco”) suspended all operations at each of its 19 locations and laid off substantially all restaurant and corporate employees in the third quarter of 2020.  On March 20, 2020, the primary lender under Brandco’s secured credit facility provided notice of the lender’s intention to foreclose on its collateral interest in Brandco unless we repaid or unconditionally guaranteed the indebtedness.   In keeping with our strategy of concentrating our resources on our core business during the COVID-19 pandemic, and in light of the substantial uncertainties surrounding PBS business coming out of the COVID-19 pandemic, we determined not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS.  In the third quarter of 2020, we recorded a loss of $132,878, which represented our equity investment in PBS and the principal and accumulated interest under the outstanding unsecured indebtedness of PBS held by the Company.

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

To preserve available cash during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, we deferred payment of the dividend of $1.30 per share declared in the third quarter of 2020 until September 2, 2020 to shareholders of record on August 14, 2020.  Additionally, we have suspended all further dividend payments under the Company’s dividend program until further notice.

In response to the COVID-19 pandemic, we have temporarily suspended all future share repurchases.

During the first three months of 2021, we issued 22,928 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,992.

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

Index
We had positive working capital of $380,247 at October 30, 2020 versus positive working capital of $191,956 at July 31, 2020.  The change in working capital from July 31, 2020 to October 30, 2020 primarily resulted from the increase in cash, the decrease in the dividend payable due to the temporary suspension of future dividend payments, lower incentive accruals resulting from the payment of annual and long-term incentive bonuses and the change in retail inventory levels partially offset by the timing of payments for accounts payable.  The increase in cash resulted primarily due to the proceeds received from the sale and leaseback transaction completed on August 4, 2020 and lower payments for annual and long-term incentive bonuses as compared to the prior year.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2020.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2020 Form 10-K for additional information regarding our material commitments.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2020 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

Index
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

We have not made any material changes in our methodology for assessing impairments during the first three months of 2021, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  It is possible that we may recognize impairment as a result of the unknown impacts of the COVID-19 pandemic and our response.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability insurance programs.  We purchase insurance for individual workers’ compensation claims that exceed $250, $750 or $1,000 depending on the state in which the claim originated.  We purchase insurance for individual general liability claims that exceed $500.  We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our first quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses in the lower half of that range and discount them to present value using a risk-free interest rate based on projected timing of payments.  We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first three months of 2021 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first three months of 2021 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

There have been no material changes in our quantitative and qualitative market risks since July 31, 2020.  For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the 2020 Form 10-K.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of October 30, 2020, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

Index
There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 30, 2020 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2020 Form 10-K.

ITEM 6.	Exhibits

INDEX TO EXHIBITS

Exhibit

3.1
Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 001-25225)

3.2
Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012 (Commission File No. 001-25225)

10.1
Amended and Restated Master Lease Agreement, dated as of August 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 5, 2020) (Commission File No. 001-25225)

10.2	Master Lease Agreement, dated as of November 11, 2020 (filed herewith)

10.3	First Amendment to Amended and Restated Master Lease Agreement, dated as of November 11, 2020 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: December 3, 2020	By:	/s/Jill M. Golder
Jill M. Golder, Senior Vice President and
Chief Financial Officer

Date: December 3, 2020	By:	/s/Kara S. Jacobs
Kara S. Jacobs, Vice President, Corporate Controller and Principal Accounting Officer