Form 10-Q
period 2021-01-29
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2021-02-23
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 29, 2021

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

23,725,117 Shares of Common Stock
Outstanding as of February 16, 2021

CRACKER BARREL OLD COUNTRY STORE, INC.

Index

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	January 29, 2021	July 31, 2020*
Current Assets:
Cash and cash equivalents	$568,839	$436,996
Accounts receivable	22,361	20,157
Income taxes receivable	48,164	28,852
Inventories	134,768	139,091
Prepaid expenses and other current assets	22,653	17,916
Total current assets	796,785	643,012
Property and equipment	2,208,122	2,363,518
Less: Accumulated depreciation and amortization	1,212,277	1,233,457
Property and equipment – net	995,845	1,130,061
Operating lease right-of-use assets, net	997,764	691,949
Goodwill	4,690	4,690
Intangible assets	21,099	20,960
Other assets	55,860	53,586
Total assets	$2,872,043	$2,544,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$118,308	$103,504
Other current liabilities	320,395	347,552
Total current liabilities	438,703	451,056

Long-term debt	835,049	910,000
Long-term operating lease liabilities	763,826	632,630
Long-term interest rate swap liability	21,193	23,860
Other long-term obligations	110,377	80,605
Deferred income taxes	94,284	27,718

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 23,724,412 shares issued and outstanding at January 29, 2021, and 23,697,396 shares issued and outstanding at July 31, 2020	237	237
Additional paid-in capital	1,967	—
Accumulated other comprehensive loss	(16,679)	(20,346)
Retained earnings	623,086	438,498
Total shareholders’ equity	608,611	418,389
Total liabilities and shareholders’ equity	$2,872,043	$2,544,258

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 31, 2020, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020

Total revenue	$677,169	$846,143	$1,323,623	$1,595,183

Cost of goods sold (exclusive of depreciation and rent)	225,084	272,207	424,128	492,021
Labor and other related expenses	236,862	284,777	464,050	548,091
Other store operating expenses	166,871	171,638	328,145	334,546
General and administrative expenses	33,957	38,386	73,521	78,017
Gain on sale and leaseback transaction	—	—	(217,722)	—
Operating income	14,395	79,135	251,501	142,508
Interest expense, net	10,815	3,505	21,530	7,085
Income before income taxes	3,580	75,630	229,971	135,423
Provision for income taxes (income tax benefit)	(10,420)	10,878	45,291	21,468
Loss from unconsolidated subsidiary	—	(3,584)	—	(9,564)
Net income	$14,000	$61,168	$184,680	$104,391

Net income per share:
Basic	$0.59	$2.55	$7.79	$4.35
Diluted	$0.59	$2.55	$7.77	$4.34

Weighted average shares:
Basic	23,723,395	23,950,811	23,715,573	23,994,583
Diluted	23,785,374	24,005,817	23,778,302	24,054,870

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020

Net income	$14,000	$61,168	$184,680	$104,391

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	1,420	(2,690)	4,886	(3,235)
Income tax expense (benefit)	354	(641)	1,219	(748)
Other comprehensive income (loss), net of tax	1,066	(2,049)	3,667	(2,487)
Comprehensive income	$15,066	$59,119	$188,347	$101,904

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at July 31, 2020	23,697,396	$237	$—	$(20,346)	$438,498	$418,389
Comprehensive Income (Loss):
Net income	—	—	—	—	170,680	170,680
Other comprehensive income, net of tax	—	—	—	2,601	—	2,601
Total comprehensive income	—	—	—	2,601	170,680	173,281
Cash dividends previously declared in prior quarters	—	—	—	—	(40)	(40)
Share-based compensation	—	—	1,974	—	—	1,974
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,928	—	(1,974)	—	(18)	(1,992)
Balances at October 30, 2020	23,720,324	$237	$—	$(17,745)	$609,120	$591,612
Comprehensive Income (Loss):
Net income	—	—	—	—	14,000	14,000
Other comprehensive income, net of tax	—	—	—	1,066	—	1,066
Total comprehensive income	—	—	—	1,066	14,000	15,066
Cash dividends previously declared in prior quarters	—	—	—	—	(52)	(52)
Share-based compensation	—	—	1,992	—	—	1,992
Issuance of share-based compensation awards	4,088	—	(25)	—	18	(7)
Balances at January 29, 2021	23,724,412	$237	$1,967	$(16,679)	$623,086	$608,611

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at August 2, 2019	24,049,240	$241	$49,732	$(6,913)	$561,650	$604,710
Comprehensive Income (Loss):
Net income	—	—	—	—	43,223	43,223
Other comprehensive loss, net of tax	—	—	—	(438)	—	(438)
Total comprehensive income (loss)	—	—	—	(438)	43,223	42,785
Cash dividends declared - $1.30 per share	—	—	—	—	(31,452)	(31,452)
Share-based compensation	—	—	1,798	—	—	1,798
Issuance of share-based compensation awards, net of shares withheld for employee taxes	18,466	—	(1,994)	—	—	(1,994)
Purchases and retirement of common stock	(91,748)	(1)	(14,187)	—	—	(14,188)
Cumulative-effect of change in accounting principle	—	—	—	—	4,125	4,125
Balances at November 1, 2019	23,975,958	$240	$35,349	$(7,351)	$577,546	$605,784
Comprehensive Income (Loss):
Net income	—	—	—	—	61,168	61,168
Other comprehensive loss, net of tax	—	—	—	(2,049)	—	(2,049)
Total comprehensive income (loss)	—	—	—	(2,049)	61,168	59,119
Cash dividends declared - $1.30 per share	—	—	—	—	(31,283)	(31,283)
Share-based compensation	—	—	2,122	—	—	2,122
Issuance of share-based compensation awards	4,867	—	—	—	—	—
Purchases and retirement of common stock	(37,577)	—	(5,812)	—	—	(5,812)
Balances at January 31, 2020	23,943,248	$240	$31,659	$(9,400)	$607,431	$629,930

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 29, 2021	January 31, 2020
Cash flows from operating activities:
Net income	$184,680	$104,391
Net loss from unconsolidated subsidiary	—	9,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,770	58,277
Loss on disposition of property and equipment	1,933	4,005
Gain on sale and leaseback transaction	(217,722)	—
Impairment	—	664
Share-based compensation	3,966	3,920
Noncash lease expense	27,704	30,845
Amortization of asset recognized from gain on sale and leaseback transactions	6,368	—
Changes in assets and liabilities:
Inventories	4,323	(2,167)
Other current assets	(26,178)	(5,005)
Accounts payable	14,804	(10,779)
Other current liabilities	8,004	6,609
Deferred income taxes	65,347	12,043
Other long-term assets and liabilities	(5,683)	(28,363)
Net cash provided by operating activities	121,316	184,004
Cash flows from investing activities:
Purchase of property and equipment	(29,470)	(58,371)
Proceeds from insurance recoveries of property and equipment	246	82
Proceeds from sale of property and equipment	149,877	1,565
Notes receivable from unconsolidated subsidiary	—	(33,000)
Acquisition of business, net of cash acquired	(1,500)	(32,971)
Net cash provided by (used in) investing activities	119,153	(122,695)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	215,000
Taxes withheld from issuance of share-based compensation awards	(1,999)	(1,994)
Principal payments under long-term debt	(75,049)	(155,000)
Purchases and retirement of common stock	—	(20,000)
Dividends on common stock	(31,578)	(63,359)
Net cash used in financing activities	(108,626)	(25,353)

Net increase in cash and cash equivalents	131,843	35,956
Cash and cash equivalents, beginning of period	436,996	36,884
Cash and cash equivalents, end of period	$568,839	$72,840

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$20,434	$8,564
Income taxes	$1,038	$5,277

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$2,821	$3,244
Change in fair value of interest rate swaps	$4,886	$(3,235)
Change in deferred tax asset for interest rate swaps	$(1,219)	$748
Dividends declared but not yet paid	$572	$32,231

*See Note 10 for additional supplemental disclosures related to leases.

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

COVID-19 Impact

The COVID-19 pandemic continues to negatively impact the Company’s sales and traffic due to changes in consumer behavior as federal, state and local governmental authorities have imposed unprecedented restrictions on travel, group gatherings and non-essential activities, such as “social distancing” guidance, shelter-in-place orders and limitations on or full prohibitions of dine-in services. Dining room service continues to be impacted by the COVID-19 pandemic, and, in the second quarter of 2021, the Company experienced an increased number of dining room closures and capacity restrictions as compared to the first quarter of 2021. As of February 16, 2021, eight of the Company’s restaurants were not open for dine-in services to some extent.

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

The Company believes that this acquisition supports its strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth. At January 29, 2021, MSBC had 36 company-owned and seven franchised fast casual locations across eight states.

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

3.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at January 29, 2021 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$135,001	$—	$—	$135,001
Deferred compensation plan assets**				31,402
Total assets at fair value				$166,403

Interest rate swap liability (see Note 6)	$—	$22,542	$—	$22,542
Total liabilities at fair value	$—	$22,542	$—	$22,542

Index
The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2020 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$132,001	$—	$—	$132,001
Deferred compensation plan assets**				28,530
Total assets at fair value				$160,531

Interest rate swap liability (see Note 6)	$—	$27,746	$—	$27,746
Total liabilities at fair value	$—	$27,746	$—	$27,746

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 29, 2021 and July 31, 2020.

4.	Inventories

Inventories were comprised of the following at:

	January 29, 2021	July 31, 2020
Retail	$100,422	$105,502
Restaurant	19,995	19,636
Supplies	14,351	13,953
Total	$134,768	$139,091

5.	Debt

On September 5, 2018, the Company entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”).  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000. In the fourth quarter of 2020, the Company drew an additional $39,395 under this option for a one-year period.

The Company’s outstanding borrowings under the 2019 Revolving Credit Facility were $874,395 and $949,395, respectively, at January 29, 2021 and July 31, 2020.  At January 29, 2021, the Company had $31,626 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 12 for more information on the Company’s standby letters of credit).  At January 29, 2021, the Company had $83,374 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  At January 29, 2021, $400,000 of the Company’s outstanding borrowings were swapped at a weighted average interest rate of 5.86% (see Note 6 for information on the Company’s interest rate swaps).  At January 29, 2021, the weighted average interest rate on the remaining $474,395 of the Company’s outstanding borrowings was 3.77%.

Index
The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  As a result of the uncertainty regarding the impact of the COVID-19 pandemic on the Company’s financial position and results of operations, the Company has obtained a waiver for the financial covenants for the fourth quarter of 2020 and the first and second quarters of 2021 (“Covenant Relief Period”).  During this Covenant Relief Period, the Company is required to maintain certain liquidity measures (defined as the availability under the 2019 Revolving Credit Facility plus unrestricted cash and cash equivalents) of at least $140,000.  Additionally, during this Covenant Relief Period, the Company’s cash payments with respect to capital expenditures may not exceed $60,000 in the aggregate. As of January 29, 2021, the Company’s cash payments with respect to capital expenditures during the Covenant Relief Period were $37,030.

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

In the third quarter of 2021, the Company entered into an amendment to the 2019 Revolving Credit Facility which reduced the commitment amount of $950,000 to $800,000 and extended the waiver for the financial covenants for the third and fourth quarters of 2021 (“Extended Covenant Relief Period”).  During this Extended Covenant Relief Period, the Company is required to maintain certain liquidity measures (defined as the availability under the 2019 Revolving Credit Facility plus unrestricted cash and cash equivalents) of at least $140,000.  During this Extended Covenant Relief Period, the Company’s cash payments with respect to capital expenditures are prohibited from exceeding $70,000 in the aggregate.  Additionally, during the Extended Covenant Relief Period, the Company is subject to additional restrictions on its ability to pay dividends. The Company is prohibited from declaring or paying cash dividends during the third quarter of 2021. The Company may declare but not pay cash dividends during the fourth quarter of 2021.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at January 29, 2021 was 3.50%.

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

A summary of the Company’s interest rate swaps at January 29, 2021 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
January 30, 2015	May 3, 2019	2.0	$60,000	2.16%
January 30, 2015	May 4, 2021	3.0	120,000	2.41%
January 30, 2015	May 3, 2019	2.0	60,000	2.15%
January 30, 2015	May 4, 2021	3.0	80,000	2.40%
January 16, 2019	May 3, 2019	3.0	115,000	2.63%
January 16, 2019	May 3, 2019	2.0	115,000	2.68%
August 6, 2019	November 4, 2019	2.5	50,000	1.50%
August 7, 2019	May 3, 2021	1.0	35,000	1.32%
August 7, 2019	May 3, 2022	2.0	100,000	1.40%
August 7, 2019	May 3, 2022	2.0	100,000	1.36%

The estimated fair value of the Company’s derivative instruments as of January 29, 2021 and July 31, 2020 were as follows:

(See Note 3)	Balance Sheet Location	January 29, 2021	July 31, 2020
Interest rate swaps	Other current liabilities	$1,349	$3,886
Interest rate swaps	Long-term interest rate swap liability	21,193	23,860
Total liabilities**		$22,542	$27,746
**These interest rate swap liabilities are recorded gross at both January 29, 2021 and July 31, 2020 since there were no offsetting assets under the Company’s master netting agreements.

The estimated fair value of the Company’s interest rate swap liabilities incorporates the Company’s non-performance risk (see Note 3).  The adjustment related to the Company’s non-performance risk at January 29, 2021 and July 31, 2020 resulted in reductions of $593 and $978, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities are recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of January 29, 2021, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $6,223.  Cash flows related to the interest rate swaps are included in the interest expense line in the Condensed Consolidated Statements of Income and in operating activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the six months ended January 29, 2021 and the year ended July 31, 2020:

	Amount of Income (Loss) Recognized in AOCL on Derivatives
	Six Months Ended January 29, 2021	Year Ended July 31, 2020
Cash flow hedges:
Interest rate swaps	$4,886	$(17,740)

Index
The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and six months ended January 29, 2021 and January 31, 2020:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Six Months Ended
		January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Cash flow hedges:
Interest rate swaps	Interest expense	$2,158	$176	$3,984	$94

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and six months ended January 29, 2021:

	Amount Reclassified from AOCL		Affected Line Item in the
	Quarter Ended	Six Months Ended	Condensed Consolidated Financial Statements
Loss on cash flow hedges:
Interest rate swaps	$(2,158)	$(3,984)	Interest expense
Tax benefit	538	994	Provision for income taxes
	$(1,620)	$(2,990)	Net of tax

No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings for the six months ended January 29, 2021.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the six months ended January 29, 2021:

Changes in AOCL
AOCL balance at July 31, 2020	$(20,346)
Other comprehensive income before reclassifications	6,657
Amounts reclassified from AOCL	(2,990)
Other comprehensive income, net of tax	3,667
AOCL balance at January 29, 2021	$(16,679)

7.	Seasonality

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Revenue:
Restaurant	$521,243	$663,043	$1,036,467	$1,270,122
Retail	155,926	183,100	287,156	325,061
Total revenue	$677,169	$846,143	$1,323,623	$1,595,183

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

Gift Card Breakage

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company’s stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.   Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company’s Condensed Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and six months ended January 29, 2021, gift card breakage was $1,754 and $2,694.  For the quarter and six months ended January 31, 2020, gift card breakage was $2,422 and $3,660.

Deferred revenue related to the Company’s gift cards was $112,981 and $94,754, respectively, at January 29, 2021 and July 31, 2020.  Revenue recognized in the Condensed Consolidated Statements of Income for the six months ended January 29, 2021 and January 31, 2020, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $26,944 and $29,751.

Index

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2021 with undiscounted future payments of $6,404.

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

The following table summarizes the components of lease cost for operating leases for the quarter ended and six months ended January 29, 2021 as compared to the same periods in the prior year:
	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Operating lease cost	$26,413	$20,462	$52,885	$40,318
Short term lease cost	1,741	1,892	2,064	2,276
Variable lease cost	667	479	1,194	930
Total lease cost	$28,821	$22,833	$56,143	$43,524

Index
The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the quarter ended and six months ended January 29, 2021 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Operating cash flow information:
Gain on sale and leaseback transaction	$—	$—	217,722	$—
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	22,415	20,286	44,681	39,832
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	3,556	601	315,189	4,439
Lease modifications or reassessments increasing or decreasing right-of-use assets	1,787	5,691	25,044	12,517
Lease modifications removing right-of-use assets	(89)	(280)	(348)	(929)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of January 29, 2021 and January 31, 2020:

	January 29, 2021	January 31, 2020
Weighted-average remaining lease term	18.40 Years	18.04 Years
Weighted-average discount rate	4.82%	3.86%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total lease liability as of January 29, 2021:

Year	Total
Remainder of 2021	$43,928
2022	82,164
2023	76,728
2024	62,756
2025	60,914
Thereafter	937,824
Total future minimum lease payments	1,264,314
Less imputed remaining interest	(451,200)
Total present value of operating lease liabilities	$813,114

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

Index
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

On August 4, 2020, the Company completed a subsequent sale and leaseback transaction involving 62 of its owned Cracker Barrel stores for an aggregate purchase price, net of closing costs, of $146,357. Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for initial terms of 20 years and renewal options up to 50 years. The aggregate initial annual rent payment for the properties is approximately $10,393 and includes 1% annual rent increases over the initial lease terms. All of the properties qualified for sale and leaseback and operating lease accounting classification, and the Company recorded a gain of $217,722 which is recorded in the gain on sale and leaseback transaction line in the Condensed Consolidated Statement of Income in the first quarter of 2021. The Company also recorded operating lease right-of-use assets, including a non-cash asset recognized as part of accounting for the transaction of $175,960, and corresponding operating lease liabilities of $309,624 and $133,663, respectively.

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Net income per share numerator	$14,000	$61,168	$184,680	$104,391

Net income per share denominator:
Weighted average shares	23,723,395	23,950,811	23,715,573	23,994,583
Add potential dilution:
Nonvested stock awards and units	61,979	55,006	62,729	60,287
Diluted weighted average shares	23,785,374	24,005,817	23,778,302	24,054,870

Index

12.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of January 29, 2021, the Company had $31,626 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 and August 4, 2020 sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2019 Revolving Credit Facility (see Note 5).

At January 29, 2021, the Company has recorded a provision of $344 in the Condensed Consolidated Balance Sheet for amounts to be paid as of result of non-performance by the primary obligor for lease payments associated with two properties occupied by a third party.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of January 29, 2021.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At January 29, 2021, we operated 663 Cracker Barrel stores in 45 states and 36 Maple Street Biscuit Company (“MSBC”) company-owned locations in eight states.  At January 29, 2021, MSBC had seven franchised locations.

All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020 (the “2020 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with the novel coronavirus (“COVID-19”) pandemic, including the duration of the COVID-19 pandemic and its ultimate impact on our business, levels of consumer confidence in the safety of dine-in restaurants, restrictions (including occupancy restrictions) imposed by governmental authorities, the effectiveness of cost saving measures undertaken throughout our operations, disruptions to our operations as a result of the spread of COVID-19 in our workforce, and our increased level of indebtedness, or additional constraints on our expenditures or cash management, brought on by additional borrowing or amendments to our credit facility necessitated by the COVID-19 pandemic; general or regional economic weakness, business and societal conditions, and the weather impact on sales and customer travel; discretionary income or personal expenditure activity of our customers; information technology-related incidents, including data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our ability to identify, acquire and sell successful new lines of retail merchandise and new menu items at our restaurants; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue now or in the future; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; the effects of plans intended to promote or protect our brands and products; commodity price increases; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; workers’ compensation, group health and utility price changes; consumer behavior based on negative publicity, changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease as well as the possible effects of such events on the price or availability of ingredients used in our restaurants; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance all or portions of our indebtedness; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; our ability to retain key personnel; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity or our ability to manage the impact of social media associated with these activities; economic or psychological effects of natural disasters or other unforeseen events such as terrorist acts, social unrest or war and the military or government responses to such events; disruptions to our restaurant or retail supply chain, including as a result of COVID-19; changes in foreign exchange rates affecting our future retail inventory purchases; the impact of activist shareholders; our reliance on limited distribution facilities and certain significant vendors;  implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”) and those factors contained in Part I, Item 1A of the 2020 Form 10-K, as well as the factors described under “Critical Accounting Estimates” on pages 31-33 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview

The COVID-19 pandemic continues to negatively impact the Company’s sales and traffic as a result of changes in consumer behavior as well as unprecedented restrictions by federal, state and local governmental authorities and recommendations by public health experts limiting travel, group gatherings and non-essential activities, such as “social distancing” guidance, shelter-in-place orders and limitations on or full prohibitions of dine-in services.  Future consumer behavior and governmental regulations continue to be undeterminable while the COVID-19 pandemic continues to impact local, state, and national health and economic conditions.

Despite the impact of the COVID-19 pandemic, management continues to believe that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry.  Our priorities for 2021 consist of the following:

•
Enhancing the Core business to drive sustainable sales growth and continued business model improvements.  During 2021, we are focused on driving topline sales by further growing our off-premise business, introducing menu and beverage innovation and evolving our digital infrastructure and digital strategy to improve the guest experience across all channels.  Additionally, in response to the COVID-19 pandemic, we have instituted enhanced operational protocols to comply with applicable regulatory requirements to protect the health and safety of our employees and guests while maintaining the service levels that guests associate with our brand, and we have implemented, and continue to adapt, various strategies to support the recovery of our business and navigate through the uncertain environment.

•
Expanding the Footprint by building profitable new Cracker Barrel stores in core and developing markets.  We currently anticipate adding two stores during 2021, one of which opened during the first six months of 2021.

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

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

•          Comparable store restaurant sales consist of restaurant sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.  This measure also excludes sales related to MSBC and Holler & Dash Biscuit HouseTM (“Holler & Dash”) since MSBC was acquired by the Company in the first quarter of 2020 and our Holler & Dash locations have been converted into MSBC locations.  Comparable store restaurant sales are expressed as a percentage of an increase or decrease in restaurant sales versus the same period in the prior year. Total comparable store restaurant sales for the current year period are subtracted from total comparable store restaurant sales for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year comparable store restaurant sales.  This amount, expressed as a percentage, is the comparable store restaurant sales discussed in MD&A.  See the section below entitled “Total Revenue” for the comparable store restaurant sales percentages for the second quarter and first six months of 2021 as well as the same periods in the prior year.  Management uses comparable store restaurant sales as a measure of sales growth to evaluate how established stores have performed over time.  We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

Index
•          Comparable store retail sales consist of retail sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.  Comparable store retail sales are expressed as a percentage of an increase or decrease in retail sales versus the same period in the prior year. Total comparable store retail sales for the current year period are subtracted from total comparable store retail sales for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year comparable store retail sales.  This amount, expressed as a percentage, is the comparable store retail sales discussed in MD&A.  See the section below entitled “Total Revenue” for the comparable store retail sales percentages for the second quarter and first six months of 2021 as well as the same periods in the prior year.  Management uses comparable store retail sales as a measure of sales growth to evaluate how established stores have performed over time.  We believe this measure is also useful for investors to provide a consistent comparison of retail sales results and trends across periods within our core, established store base, unaffected by results of store openings, closings and other transitional changes.

•          Comparable restaurant guest traffic reflects both dine-in and off-premise occasions.  Traffic growth is measured as the change in entrees sold, which includes entrees sold in our dine-in and off-premise business. Comparable restaurant guest traffic consists of entrees sold in stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes guest traffic related to MSBC and Holler & Dash since MSBC was acquired by the Company in the first quarter of 2020 and our Holler & Dash locations have been converted into MSBC locations.  Comparable restaurant guest traffic is expressed as a percentage of an increase or decrease in restaurant guest traffic versus the same period in the prior year.  This amount, expressed as a percentage, is the guest traffic discussed in MD&A.  See section below entitled “Total Revenue” for the restaurant guest traffic percentages for the second quarter and first six months of 2021 as well as the same periods in the prior year.  Management uses this measure to evaluate how established stores have performed over time excluding growth achieved through menu price and sales mix change.  We believe this measure is useful for investors because an increase in comparable restaurant guest traffic represents an increase in guests purchasing from our established restaurants as well as an increase in the likelihood of a retail sales conversion for guests intending to dine, while also providing an indicator as to the development of our brand and the effectiveness of our marketing strategy.

•          Average check per guest is an indicator which management uses to analyze the dollars spent per guest in our stores on restaurant purchases.  Average check is calculated using the comparable store restaurant sales (as defined above) divided by comparable restaurant guest traffic (as defined above).  Average check is expressed as a percentage of an increase or decrease in average check versus the same period in the prior year. Average check for the current year period is subtracted from average check for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year average check number.  This amount, expressed as a percentage, is the average check number discussed in MD&A.  This measure aids management in identifying trends in guest preferences as well as the effectiveness of menu price increases and other menu changes.  We believe this measure is useful for investors to evaluate per guest expenditures as well as our pricing and menu strategies.  See the section below entitled “Total Revenue” for the average check percentages for the second quarter and first six months of 2021 as well as the same periods in the prior year.

Index
Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended January 29, 2021 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	33.2	32.2	32.0	30.8
Labor and other related expenses	35.0	33.6	35.1	34.4
Other store operating expenses	24.7	20.3	24.8	21.0
General and administrative expenses	5.0	4.5	5.6	4.9
Gain on sale and leaseback transaction	—	—	(16.5)	—
Operating income	2.1	9.4	19.0	8.9
Interest expense, net	1.6	0.5	1.6	0.4
Income before income taxes	0.5	8.9	17.4	8.5
Provision for income taxes (income tax benefit)	(1.6)	1.3	3.4	1.4
Net loss from unconsolidated subsidiary	—	(0.4)	—	(0.6)
Net income	2.1%	7.2%	14.0%	6.5%

The following table sets forth the change in the number of Company-owned and franchised units in operation at the beginning and end of the quarters and six months ended January 29, 2021 and January 31, 2020 as well as the number of Company-owned and franchised units at the end of the quarters and six months ended January 29, 2021 and January 31, 2020:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Net change in units:
Company-owned – Cracker Barrel	—	1	—	1
Company-owned – MSBC	1	—	1	—
Company-owned – Holler & Dash	—	(1)	—	(1)
Franchise - MSBC	1	—	1	—

Units in operation at end of the period:
Company-owned – Cracker Barrel	663	661	663	661
Company-owned – MSBC	36	28	36	28
Company-owned – Holler & Dash	—	6	—	6
Total Company-owned units at end of the period	699	695	699	695
Franchise – MSBC	7	5	7	5

Total Revenue

Total revenue for the second quarter and first six months of 2021 decreased 20.0% and 17.0%, respectively, as compared to the same period in the prior year.  The total revenue decrease for the second quarter and first six months of 2021 was driven by the decline in restaurant guest traffic as a result of restrictions mandated by federal, state and local governments in the United States to mitigate the spread of COVID-19 and the related changes in consumer behavior. Our dining room service continues to be impacted by the COVID-19 pandemic, and in the second quarter of 2021, we experienced an increased number of dining room closures and capacity restrictions as compared to the first quarter of 2021.  As of February 16, 2021, eight of our restaurants were not open for dine-in services to some extent.

Index
The following table highlights the key components of revenue for the quarter and six months ended January 29, 2021 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Revenue in dollars:
Restaurant	$521,243	$663,043	$1,036,467	$1,270,122
Retail	155,926	183,100	287,156	325,061
Total revenue	$677,169	$846,143	$1,323,623	$1,595,183
Total revenue by percentage relationships:
Restaurant	77.0%	78.4%	78.3%	79.6%
Retail	23.0%	21.6%	21.7%	20.4%
Average unit volumes(1):
Restaurant	$772.6	$992.6	$1,537.6	$1,908.7
Retail	235.2	277.1	433.1	492.2
Total revenue	$1,007.8	$1,269.7	$1,970.7	$2,400.9
Comparable store sales increase (decrease) (2):
Restaurant	(21.9%)	3.8%	(19.3%)	3.0%
Retail	(15.3%)	1.3%	(12.1%)	0.4%
Restaurant and retail	(20.5%)	3.2%	(17.8%)	2.5%
Average check increase	2.3%	4.0%	2.0%	3.8%
Comparable restaurant guest traffic decrease(2):	(24.2%)	(0.2%)	(21.3%)	(0.8%)

(1) Average unit volumes include sales of all stores except for MSBC and Holler & Dash.
(2) Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC and Holler & Dash.

For the second quarter of 2021, our comparable store restaurant sales decreased as a result of a 24.2% guest traffic decrease partially offset by a 2.3% average check increase (including a 1.2% average menu price increase) as compared to the prior year second quarter.

For the first six months of 2021, our comparable store restaurant sales decrease resulted from a 21.3% guest traffic decrease as compared to the prior year period partially offset by a 2.0% average check increase (including a 1.1% average menu price increase) as compared to the prior year period.

Our retail sales are made substantially to our restaurant guests.  For the second quarter and first six months of 2021, our comparable store retail sales decreases resulted from the guest traffic decline and the impact of the COVID-19 pandemic as compared to the same periods in the prior year.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the second quarter and first six months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Cost of Goods Sold in dollars:
Restaurant	$140,469	$172,676	$273,082	$322,133
Retail	84,615	99,531	151,046	169,888
Total Cost of Goods Sold	$225,084	$272,207	$424,128	$492,021
Cost of Goods Sold by percentage of revenue:
Restaurant	26.9%	26.0%	26.3%	25.4%
Retail	54.3%	54.4%	52.6%	52.3%

Index
The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the second quarter of 2021 as compared to the same period in the prior year primarily resulted from commodity inflation of 2.0%, a shift to higher cost menu items and higher food waste partially offset by our menu price increase referenced above.  Higher cost menu items and higher food waste accounted for increases of 0.8% and 0.2%, respectively, as a percentage of restaurant revenue for the second quarter of 2021 as compared to the same period in the prior year.

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first six months of 2021 as compared to the same period in the prior year primarily resulted from commodity inflation of 2.0% and a shift to higher cost menu items partially offset by our menu price increase referenced above.  Higher cost menu items accounted for an increase of 1.0% as a percentage of restaurant revenue for the first six months of 2021 as compared to the same period in the prior year.

We presently expect the rate of commodity inflation to be approximately 2.0% in 2021 as compared to 2020 commodity inflation.

The decrease in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2021 as compared to the second quarter of 2020 resulted primarily from lower markdowns partially offset by lower initial margin, higher freight expense and an increase in discounts and allowances.

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Markdowns	(2.8%)
Lower initial margin	1.5%
Higher freight expense	0.3%
Discounts and allowances	0.8%

The increase in retail cost of goods sold as a percentage of retail revenue in the first six months of 2021 as compared to the first six months of 2020 resulted primarily from lower initial margin, higher freight expense and an increase in discounts and allowances partially offset by lower markdowns.

First Six Months Increase (Decrease) as a Percentage of Total Revenue
Lower initial margin	1.2%
Higher freight expense	0.2%
Discounts and allowances	0.5%
Markdowns	(1.7%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the second quarter and first six months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Labor and related expenses	35.0%	33.6%	35.1%	34.4%

Index
This percentage change resulted primarily from the following:

Second Quarter Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.9%
Store management compensation	0.8%
Store bonus expense	(0.4%)

This percentage change resulted primarily from the following:

First Six Months Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.9%
Store management compensation	0.5%
Store bonus expense	(0.5%)
Miscellaneous wages	(0.3%)

In general, during the second quarter of 2021 and the first six months of 2021 as compared to the same periods in the prior year, labor and other related expenses as a percentage of total revenue were materially increased by the impact of the COVID-19 pandemic.  In particular, the increases in store management compensation as a percentage of total revenue in the second quarter of 2021 and first six months of 2021 as compared to the prior year periods were primarily driven by the decreases in revenue.

The increase in store hourly labor as a percentage of total revenue for the second quarter and first six months of 2021 as compared to the same periods in the prior year resulted primarily from wage inflation.

The decreases in store bonus expense as a percentage of total revenue for the second quarter and first six months of 2021 as compared to the same periods in the prior year resulted from lower performance against financial objectives for certain components of the incentive plan in the second quarter and first six months of 2021 as compared to the same periods in the prior year.

The decrease in miscellaneous wages as a percentage of total revenue for the first six months of 2021 as compared to the same period in the prior year resulted primarily from a reduction in the use of indirect labor hours.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are depreciation, operating supplies, utilities, advertising, maintenance, rent, credit and gift card fees, third party delivery fees, real and personal property taxes, general insurance, preopening expenses excluding labor and costs associated with our bi-annual manager conference and training event.

The following table highlights other store operating expenses as a percentage of total revenue for the second quarter and first six months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Other store operating expenses	24.7%	20.3%	24.8%	21.0%

Index
These percentage changes resulted primarily from the following:

	Second Quarter Increase as a Percentage of Total Revenue	First Six Months Increase as a Percentage of Total Revenue
Rent expense	1.3%	1.3%
Other store expenses	0.8%	0.5%
Maintenance expense	0.5%	0.4%
Advertising expense	0.5%	0.4%
Supplies expense	0.5%	0.6%
Depreciation expense	0.4%	0.3%
Utilities expense	0.3%	0.2%

In general, during the second quarter of 2021 and the first six months of 2021 as compared to the same periods in the prior year, other store operating expenses as a percentage of total revenue were materially increased by the impact of the COVID-19 pandemic.  In particular, the increases in maintenance expense, advertising expense, supplies expense, depreciation expense and utilities expense as a percentage of total revenue in the second quarter of 2021 and first six months of 2021 as compared to the prior year periods were all primarily driven by the decreases in revenue.

The increases in rent expense as a percentage of total revenue for the second quarter and first six months of 2021 as compared to the same periods in the prior year resulted primarily from the sale and leaseback transaction involving 62 of our owned Cracker Barrel stores completed on August 4, 2020.  The aggregate initial annual rent payment for these properties is approximately $10,393.  Additionally, the related rent expense includes $3,184 and $6,368, respectively, recorded in the second quarter and first six months of 2021 for the non-cash amortization of the asset recognized from the gain on the Company’s sale and leaseback transactions.  See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s sale and leaseback transactions.

The increases in other store expenses as a percentage of total revenue for the second quarter and first six months of 2021 as compared to the same period in the prior year resulted primarily from costs associated with the growth in our off-premise business.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the second quarter and first six months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
General and administrative expenses	5.0%	4.5%	5.6%	4.9%

The increase in general and administrative expenses as a percentage of total revenue in the second quarter of 2021 as compared to the same period in the prior year resulted primarily from a 0.4% increase in payroll and related expenses.

This percentage change resulted primarily from the following:

First Six Months Increase as a Percentage of Total Revenue
Payroll and related expenses	0.2%
Proxy expenses	0.4%

Index
The increase in general and administrative expenses as a percentage of total revenue in the first six months of 2021 as compared to the same periods in the prior year resulted primarily from increases in payroll and related expenses and expenses related to the proxy contest initiated by affiliates of Sardar Biglari in connection with the Company’s 2020 annual shareholders meeting held on November 19, 2020.

The increases in payroll and related expense for the second quarter and first six months of 2021 as a percentage of total revenue as compared to the same periods in the prior year were primarily driven by the decrease in revenues in 2021 as compared to the same periods in the prior year as the result of the impact of the COVID-19 pandemic on our operations partially offset by the reduction in payroll and related expenses in the second quarter and the first six months of 2021 as compared to the same periods in the prior year due to the elimination of positions in the corporate headquarters and in the field in 2020.

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

Interest Expense, net

The following table highlights interest expense, net in dollars for the second quarter and first six months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Interest expense, net	$10,815	$3,505	$21,530	$7,085

The increases in interest expense for the second quarter and first six months of 2021 as compared to the same periods in the prior year resulted primarily from higher debt levels caused by our borrowing under our 2019 Revolving Credit Facility in response to the COVID-19 pandemic, higher weighted average interest rates and the nonrecurrence of interest income on Punch Bowl Social (“PBS”) promissory notes written off in the third quarter of 2020.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the second quarter and first six months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Effective tax rate	(291.1)%	14.4%	19.7%	15.9%

The significant decrease in the effective tax rate from the second quarter of 2020 to the second quarter of 2021 is due to the tax benefits recorded for carryback of 2020 federal net operating losses and resolution of state audits during the second quarter of 2021 which have a disproportionate impact due to lower earnings. The increase in the effective tax rate from the first six months of 2020 to the first six months of 2021 resulted primarily from a reduction in tax credits and tax on the sale and leaseback transaction partially offset by tax benefit of federal net operating loss in 2021 and the tax benefit generated from investing in PBS in 2020.

Index
The Company’s quarterly tax provision (benefit) for income taxes has historically been calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss.  However, the Company recorded its interim income tax provision (benefit) using the discrete method as of January 29, 2021, as allowed under Accounting Standards Codification (“ASC”) 740-270, Accounting for Income Taxes - Interim Reporting. The Company used the discrete method, rather than the AETR method, due to significant variations in income tax expense, relative to projected annual pre-tax income (loss).  Use of the AETR method would have resulted in a disproportionate and unreliable tax rate.

We presently expect our effective tax rate for 2021 to be approximately 17% to 18%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2019 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at July 31, 2020 was sufficient to finance all of our growth, deferred payment of our dividend declared in March 2020 that was originally scheduled to be paid in May 2020 and was subsequently paid in September 2020, working capital needs and other cash payment obligations in the first six months of 2021.  Based on the continued actions taken by management, such as the reduction in operating expenses to reflect reduced operations and sales levels, elimination of non-essential spending, the suspension of current and future dividend payments and share repurchases and the recent completion of sale and leaseback transactions, management expects to meet its obligations over the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $121,316 for the first six months of 2021, representing a decrease from the $184,004 net cash provided during the first six months of 2020. This decrease primarily reflected the impact on our operations caused by the COVID-19 pandemic partially offset by the timing of payments for accounts payable.

Borrowing Capacity and Debt Covenants

On September 5, 2018, we entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”).  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.  In the fourth quarter of 2020, we borrowed an additional $39,395 under this option for a one-year period.

At January 29, 2021, we had $874,395 of outstanding borrowings under the 2019 Revolving Credit Facility and $31,626 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and our July 29, 2020 and August 4, 2020 sale and leaseback transactions, which reduce our borrowing availability under the 2019 Revolving Credit Facility.  At January 29, 2021, we had $83,374 in borrowing availability under our 2019 Revolving Credit Facility.  During the second quarter of 2021, we repaid $75,000 of borrowings under the 2019 Revolving Credit Facility.  See Note 5 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  As a result of the negative impact of the COVID-19 pandemic on our financial position and results of operations, we have obtained a waiver for the financial covenants for the fourth quarter of 2020 and the first and second quarters of 2021 (“Covenant Relief Period”).  During this covenant relief period, we are required to maintain liquidity (defined as the availability under the 2019 Revolving Credit Facility plus unrestricted cash and cash equivalents) of at least $140,000. Additionally, during this Covenant Relief Period, our cash payments with respect to capital expenditures may not exceed $60,000 in the aggregate.  As of January 29, 2021, cash payments with respect to capital expenditures during the Covenant Relief Period were $37,030.

Index
In the third quarter of 2021, we entered into an amendment to the 2019 Revolving Credit Facility which reduced the commitment amount of $950,000 to $800,000 and extended the waiver for the financial covenants for the third and fourth quarters of 2021 (“Extended Covenant Relief Period”). During this Extended Covenant Relief Period, we are required to maintain certain liquidity measures (defined as the availability under the 2019 Revolving Credit Facility plus unrestricted cash and cash equivalents) of at least $140,000.  Additionally, during this Extended Covenant Relief Period, our cash payments with respect to capital expenditures are prohibited from exceeding $70,000 in the aggregate. In the third quarter of 2021, prior to the amendment of the credit facility, we repaid $100,000 of borrowings under the 2019 Revolving Credit Facility.

Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $29,224 for the first six months of 2021 as compared to $58,289 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The decrease in capital expenditures during the first six months of 2021 as compared to the first six months of 2020 resulted primarily from lower capital expenditures for existing stores as well as our decreases in new store construction, store remodels and other similar cost-saving measures in response to the COVID-19 pandemic.  We estimate that our capital expenditures during 2021 will be approximately $90,000.  This estimate includes the acquisition of sites and construction costs of new Cracker Barrel stores and new MSBC locations that have opened or that we continue to expect to open during 2021, as well as for acquisition and construction costs for store locations that we continue to plan to be opened in 2022.  We intend to fund our capital expenditures with cash generated by operations and cash on hand as the result of borrowings under our 2019 Revolving Credit Facility, as necessary.  See the discussion above under “Borrowing Capacity and Debt Covenants” regarding a debt covenant restriction on our cash payment for capital expenditures.

The proceeds from sale of property and equipment were $149,877 for the first six months of 2021 as compared to $1,565 for the same period in the prior year.  This increase primarily relates to the sale and leaseback transaction entered into on August 4, 2020.  See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding this sale and leaseback transaction.

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

Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with PBS, a food, beverage and entertainment concept, by purchasing a non-controlling interest in the concept.  As part of the transaction, we agreed to fund PBS up to $51,000 through calendar 2020, of which we funded $33,000 during the first six months of 2020.  During the first six months of 2020, we recorded a loss related to our equity investment in PBS of $9,564 which was recorded in the net loss from unconsolidated subsidiary line on our Condensed Consolidated Statement of Income.

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

Index
Dividends, Share Repurchases and Share-Based Compensation Awards

The 2019 Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  During the Covenant Relief Period described above, we are subject to restrictions on our ability to pay dividends (other than the deferred dividend payment that we paid on September 2, 2020).  Following the Covenant Relief Period, under the 2019 Revolving Credit Facility, provided there is no default existing and the total of our availability under the 2019 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if, at the time the dividend or the repurchase is made, our consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as Cash Availability is at least $100,000 immediately after giving effect to the payment of any such dividends, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.  Additionally, during the Extended Covenant Relief Period, we are subject to additional restrictions on our ability to pay dividends.  We are prohibited from declaring or paying cash dividends during the third quarter of 2021.  We may declare but not pay cash dividends during the fourth quarter of 2021.

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

During the first six months of 2021, we issued 27,016 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,999.

Working Capital

In the restaurant industry, virtually all sales are either for third-party credit or debit card or cash.   Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally are generally financed from normal trade credit.  Because of our retail gift shops, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories purchased domestically are generally financed from normal trade credit, while imported retail inventories are generally purchased through wire transfers.  These various trade terms are aided by the rapid turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears for hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses, such as certain taxes and some benefits, are deferred for longer periods of time.

We had positive working capital of $358,082 at January 29, 2021 versus positive working capital of $191,956 at July 31, 2020.  The change in working capital from July 31, 2020 to January 29, 2021 primarily resulted from the increase in cash, the decrease in the dividend payable due to the temporary suspension of future dividend payments and the increase in our income taxes receivable partially offset by the increase in sales of our gift cards during the holiday shopping season and the timing of payments for accounts payable. The increase in cash resulted primarily due to the proceeds received from the sale and leaseback transaction completed on August 4, 2020.

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

Index
We have not made any material changes in our methodology for assessing impairments during the first six months of 2021, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  It is possible that we may recognize impairment as a result of the unknown impacts of the COVID-19 pandemic and our response.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first six months of 2021 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

Index
We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2021 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 29, 2021, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 29, 2021 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2020 Form 10-K.

Index
ITEM 6.	Exhibits

INDEX TO EXHIBITS

Exhibit

3.1
Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 001-25225)

3.2
Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012 (Commission File No. 001-25225)

10.1
Fourth Amendment to Credit Agreement, dated as of February 19, 2021, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (filed herewith)

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 23, 2021	By:	/s/P. Douglas Couvillion
P. Douglas Couvillion, Senior Vice President and Interim
Chief Financial Officer

Date: February 23, 2021	By:	/s/Kara S. Jacobs
Kara S. Jacobs, Vice President, Corporate Controller and Principal Accounting Officer