Form 10-Q
period 2021-04-30
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2021-05-25
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2021

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

23,726,372 Shares of Common Stock
Outstanding as of May 18, 2021

CRACKER BARREL OLD COUNTRY STORE, INC.

Index
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	April 30, 2021	July 31, 2020*
Current Assets:
Cash and cash equivalents	$384,587	$436,996
Accounts receivable	27,070	20,157
Income taxes receivable	27,498	28,852
Inventories	132,382	139,091
Prepaid expenses and other current assets	22,328	17,916
Total current assets	593,865	643,012
Property and equipment	2,218,406	2,363,518
Less: Accumulated depreciation and amortization	1,235,214	1,233,457
Property and equipment – net	983,192	1,130,061
Operating lease right-of-use assets, net	984,317	691,949
Goodwill	4,690	4,690
Intangible assets	21,391	20,960
Other assets	55,469	53,586
Total assets	$2,642,924	$2,544,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$113,665	$103,504
Other current liabilities	335,285	347,552
Total current liabilities	448,950	451,056

Long-term debt	575,349	910,000
Long-term operating lease liabilities	753,792	632,630
Long-term interest rate swap liability	18,388	23,860
Other long-term obligations	97,831	80,605
Deferred income taxes	100,501	27,718

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 23,726,372 shares issued and outstanding at April 30, 2021, and 23,697,396 shares issued and outstanding at July 31, 2020	237	237
Additional paid-in capital	5,061	—
Accumulated other comprehensive loss	(13,721)	(20,346)
Retained earnings	656,536	438,498
Total shareholders’ equity	648,113	418,389
Total liabilities and shareholders’ equity	$2,642,924	$2,544,258

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 31, 2020, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020

Total revenue	$713,416	$432,544	$2,037,039	$2,027,727

Cost of goods sold (exclusive of depreciation and rent)	205,379	137,138	629,507	629,159
Labor and other related expenses	250,368	189,118	714,418	737,209
Other store operating expenses	167,823	138,920	495,968	473,466
General and administrative expenses	37,356	28,008	110,877	106,025
Gain on sale and leaseback transaction	—	—	(217,722)	—
Impairment	—	18,336	—	18,336
Operating income (loss)	52,490	(78,976)	303,991	63,532
Interest expense, net	9,614	5,298	31,144	12,383
Income (loss) before income taxes	42,876	(84,274)	272,847	51,149
Provision for income taxes (income tax benefit)	9,406	(55,220)	54,697	(33,752)
Loss from unconsolidated subsidiary	—	(132,878)	—	(142,442)
Net income (loss)	$33,470	$(161,932)	$218,150	$(57,541)

Net income (loss) per share:
Basic	$1.41	$(6.81)	$9.20	$(2.41)
Diluted	$1.41	$(6.81)	$9.17	$(2.41)

Weighted average shares:
Basic	23,725,185	23,777,916	23,718,777	23,922,360
Diluted	23,807,410	23,777,916	23,788,005	23,922,360

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020

Net income (loss)	$33,470	$(161,932)	$218,150	$(57,541)

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	3,941	(13,356)	8,827	(16,591)
Income tax expense (benefit)	983	(3,302)	2,202	(4,050)
Other comprehensive income (loss), net of tax	2,958	(10,054)	6,625	(12,541)
Comprehensive income (loss)	$36,428	$(171,986)	$224,775	$(70,082)

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

For the Nine Month Period Ended April 30, 2021
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at July 31, 2020	23,697,396	$237	$-	$(20,346)	$438,498	$418,389
Comprehensive Income (Loss):
Net income	—	—	—	—	170,680	170,680
Other comprehensive income, net of tax	—	—	—	2,601	—	2,601
Total comprehensive income	—	—	—	2,601	170,680	173,281
Cash dividends previously declared in prior quarters	—	—	—	—	(40)	(40)
Share-based compensation	—	—	1,974	—	—	1,974
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,928	—	(1,974)	—	(18)	(1,992)
Balances at October 30, 2020	23,720,324	$237	$-	$(17,745)	$609,120	$591,612
Comprehensive Income (Loss):
Net income	—	—	—	—	14,000	14,000
Other comprehensive income, net of tax	—	—	—	1,066	—	1,066
Total comprehensive income	—	—	—	1,066	14,000	15,066
Cash dividends previously declared in prior quarters	—	—	—	—	(52)	(52)
Share-based compensation	—	—	1,992	—	—	1,992
Issuance of share-based compensation awards, net of shares withheld for employee taxes	4,088	—	(25)	—	18	(7)
Balances at January 29, 2021	23,724,412	$237	$1,967	$(16,679)	$623,086	$608,611
Comprehensive Income (Loss):
Net income	—	—	—	—	33,470	33,470
Other comprehensive income, net of tax	—	—	—	2,958	—	2,958
Total comprehensive income	—	—	—	2,958	33,470	36,428
Cash dividends previously declared in prior quarters	—	—	—	—	(20)	(20)
Share-based compensation	—	—	3,222	—	—	3,222
Issuance of share-based compensation awards, net of shares withheld for employee taxes	1,960	—	(128)	—	—	(128)
Balances at April 30, 2021	23,726,372	$237	$5,061	$(13,721)	$656,536	$648,113

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

See Notes to unaudited Condensed Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	April 30, 2021	May 1, 2020
Cash flows from operating activities:
Net income (loss)	$218,150	$(57,541)
Net loss from unconsolidated subsidiary	—	142,442
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,932	88,292
Loss on disposition of property and equipment	2,669	5,083
Gain on sale and leaseback transaction	(217,722)	—
Impairment	—	19,000
Share-based compensation	7,188	4,171
Noncash lease expense	41,601	47,045
Amortization of asset recognized from gain on sale and leaseback transactions	9,551	—
Changes in assets and liabilities:
Inventories	6,709	8,906
Other current assets	(9,896)	3,075
Accounts payable	10,161	(46,045)
Other current liabilities	24,164	(49,409)
Long-term operating lease liabilities	(46,202)	(36,350)
Deferred income taxes	70,581	(39,544)
Other long-term assets and liabilities	14,651	(1,893)
Net cash provided by operating activities	212,537	87,232
Cash flows from investing activities:
Purchase of property and equipment	(45,135)	(83,631)
Proceeds from insurance recoveries of property and equipment	1,020	986
Proceeds from sale of property and equipment	149,910	1,827
Notes receivable from unconsolidated subsidiary	—	(35,500)
Acquisition of business, net of cash acquired	(1,500)	(32,971)
Net cash provided by (used in) investing activities	104,295	(149,289)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	60,000	762,000
Taxes withheld from issuance of share-based compensation awards	(2,127)	(2,005)
Principal payments under long-term debt	(395,049)	(222,000)
Purchases and retirement of common stock	—	(55,007)
Deferred financing costs	(420)	—
Dividends on common stock	(31,645)	(94,485)
Net cash provided by (used in) financing activities	(369,241)	388,503

Net increase (decrease) in cash and cash equivalents	(52,409)	326,446
Cash and cash equivalents, beginning of period	436,996	36,884
Cash and cash equivalents, end of period	$384,587	$363,330

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$30,522	$12,927
Income taxes	$1,435	$5,277

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$3,497	$2,159
Change in fair value of interest rate swaps	$8,827	$(16,591)
Change in deferred tax asset for interest rate swaps	$(2,202)	$4,050
Dividends declared but not yet paid	$525	$32,068

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 (the “2020 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2020 Form 10-K.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

COVID-19 Impact

While recovery is progressing and all dining rooms were open to some extent during the third fiscal quarter, the COVID-19 pandemic continues to negatively impact the Company’s sales and traffic as a result of both changes in consumer behavior and federal, state and local governmental authorities’ continuation of various restrictions on travel, group gatherings and limitations on dine-in services. Dining room service was operational to varying degrees, yet in most locations continued to be impacted by capacity restrictions, social distancing guidelines and decreased consumer demand for in-person dining.
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

Effective October 10, 2019, the Company acquired 100% ownership of Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept, for a purchase price of $36,000, of which $32,000 was paid to the sellers in cash at closing with the remaining $4,000 being held as security for the satisfaction of indemnification obligations of the sellers, if any. The first installment of $1,500, to be held as security, was paid to the principal seller in the first quarter of 2021, and the remaining amount, if any, will be paid in a final installment to the sellers on the two-year anniversary of closing.

The Company believes that this acquisition supports its strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth. At April 30, 2021, MSBC had 37 company-owned and seven franchised fast casual locations across eight states.

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

3.	Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at April 30, 2021 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$127,001	$—	$—	$127,001
Deferred compensation plan assets**				31,519
Total assets at fair value				$158,520

Interest rate swap liability (see Note 6)	$—	$18,442	$—	$18,442
Total liabilities at fair value	$—	$18,442	$—	$18,442

Index
The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2020 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$132,001	$—	$—	$132,001
Deferred compensation plan assets**				28,530
Total assets at fair value				$160,531

Interest rate swap liability (see Note 6)	$—	$27,746	$—	$27,746
Total liabilities at fair value	$—	$27,746	$—	$27,746

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

The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at April 30, 2021 and July 31, 2020.

4.	Inventories

Inventories were comprised of the following at:

	April 30, 2021	July 31, 2020
Retail	$96,975	$105,502
Restaurant	21,932	19,636
Supplies	13,475	13,953
Total	$132,382	$139,091

5.	Debt

On September 5, 2018, the Company entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”).  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000. In the fourth quarter of 2020, the Company drew an additional $39,395 under this option for a one-year period. In the third quarter of 2021, the Company entered into an amendment to the 2019 Revolving Credit Facility which reduced the commitment amount from $950,000 to $800,000.

The Company’s outstanding borrowings under the 2019 Revolving Credit Facility were $614,395 and $949,395, respectively, at April 30, 2021 and July 31, 2020.  At April 30, 2021, the Company had $31,626 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 13 for more information on the Company’s standby letters of credit).  At April 30, 2021, the Company had $193,374 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  At April 30, 2021, $400,000 of the Company’s outstanding borrowings were swapped at a weighted average interest rate of 5.86% (see Note 6 for information on the Company’s interest rate swaps).  At April 30, 2021, the weighted average interest rate on the remaining $214,395 of the Company’s outstanding borrowings was 3.69%.

Index
The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  As a result of the uncertainty regarding the impact of the COVID-19 pandemic on the Company’s financial position and results of operations, the Company has obtained waivers for the financial covenants for the fourth quarter of 2020 and the first and second quarters of 2021 (“Covenant Relief Period”) as well as the third and fourth quarters of 2021 (“Extended Covenant Relief Period”). During these relief periods, the Company is required to maintain certain liquidity measures (defined as the availability under the 2019 Revolving Credit Facility plus unrestricted cash and cash equivalents) of at least $140,000.  Additionally, during the Extended Covenant Relief Period, the Company’s cash payments with respect to capital expenditures may not exceed $70,000 in the aggregate. As of April 30, 2021, the Company’s cash payments with respect to capital expenditures during the Extended Covenant Relief Period were $12,704.

The 2019 Revolving Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase.  During the Covenant Relief Period described above, the Company is subject to restrictions on its ability to pay dividends (other than the deferred dividend payment that the Company paid on September 2, 2020).  Following the Covenant Relief Period described above, under the 2019 Revolving Credit Facility, provided there is no default existing and the total of the Company’s availability under the 2019 Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock (1) in an unlimited amount if, at the time such dividend or repurchase is made, the Company’s consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if the Company’s consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, Cash Availability is at least $100,000, the Company may declare and pay cash dividends on shares of its common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four. Additionally, during the Extended Covenant Relief Period, the Company is subject to additional restrictions on its ability to pay dividends. The Company was prohibited from declaring or paying cash dividends during the third quarter of 2021. The Company may declare but not pay cash dividends during the fourth quarter of 2021.

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

For each of the Company’s interest rate swaps, the Company has agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps are fixed at the rates in the table below plus the Company’s credit spread.  The Company’s credit spread at April 30, 2021 was 3.50%.

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

A summary of the Company’s interest rate swaps at April 30, 2021 is as follows:

Trade Date	Effective Date	Term (in Years)	Notional Amount	Fixed Rate
January 30, 2015	May 3, 2019	2.0	$60,000	2.16%
January 30, 2015	May 4, 2021	3.0	120,000	2.41%
January 30, 2015	May 3, 2019	2.0	60,000	2.15%
January 30, 2015	May 4, 2021	3.0	80,000	2.40%
January 16, 2019	May 3, 2019	3.0	115,000	2.63%
January 16, 2019	May 3, 2019	2.0	115,000	2.68%
August 6, 2019	November 4, 2019	2.5	50,000	1.50%
August 7, 2019	May 3, 2021	1.0	35,000	1.32%
August 7, 2019	May 3, 2022	2.0	100,000	1.40%
August 7, 2019	May 3, 2022	2.0	100,000	1.36%

The estimated fair value of the Company’s derivative instruments as of April 30, 2021 and July 31, 2020 were as follows:

(See Note 3)	Balance Sheet Location	April 30, 2021	July 31, 2020
Interest rate swaps	Other current liabilities	$54	$3,886
Interest rate swaps	Long-term interest rate swap liability	18,388	23,860
Total liabilities**		$18,442	$27,746
**These interest rate swap liabilities are recorded gross at both April 30, 2021 and July 31, 2020 since there were no offsetting assets under the Company’s master netting agreements.

The estimated fair value of the Company’s interest rate swap liabilities incorporates the Company’s non-performance risk (see Note 3).  The adjustment related to the Company’s non-performance risk at April 30, 2021 and July 31, 2020 resulted in reductions of $431 and $978, respectively, in the fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities are recorded in accumulated other comprehensive loss (“AOCL”), net of the deferred tax asset, and will be reclassified into earnings over the term of the underlying debt.  As of April 30, 2021, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $6,230.  Cash flows related to the interest rate swaps are included in the interest expense line in the Condensed Consolidated Statements of Income and in operating activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for the nine months ended April 30, 2021 and the year ended July 31, 2020:

	Amount of Income (Loss) Recognized in AOCL on Derivatives
	Nine Months Ended April 30, 2021	Year Ended July 31, 2020
Cash flow hedges:
Interest rate swaps	$8,827	$(17,740)

Index
The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for the quarters and nine months ended April 30, 2021 and May 1, 2020:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		Quarter Ended		Nine Months Ended
		April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Cash flow hedges:
Interest rate swaps	Interest expense	$2,194	$465	$6,179	$559

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the quarter and nine months ended April 30, 2021:

	Amount Reclassified from AOCL		Affected Line Item in the
	Quarter Ended	Nine Months Ended	Condensed Consolidated Financial Statements
Loss on cash flow hedges:
Interest rate swaps	$(2,194)	$(6,179)	Interest expense
Tax benefit	547	1,542	Provision for income taxes
	$(1,647)	$(4,637)	Net of tax

No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings for the nine months ended April 30, 2021.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the nine months ended April 30, 2021:

Changes in AOCL
AOCL balance at July 31, 2020	$(20,346)
Other comprehensive income before reclassifications	11,262
Amounts reclassified from AOCL	(4,637)
Other comprehensive income, net of tax	6,625
AOCL balance at April 30, 2021	$(13,721)

7.	Seasonality

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Revenue:
Restaurant	$569,402	$360,379	$1,605,869	$1,630,501
Retail	144,014	72,165	431,170	397,226
Total revenue	$713,416	$432,544	$2,037,039	$2,027,727

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and nine months ended April 30, 2021, respectively, gift card breakage was $1,247 and $3,940.  For the quarter and nine months ended May 1, 2020, respectively, gift card breakage was $1,574 and $5,234.

Deferred revenue related to the Company’s gift cards was $98,510 and $94,754, respectively, at April 30, 2021 and July 31, 2020.  Revenue recognized in the Condensed Consolidated Statements of Income for the nine months ended April 30, 2021 and May 1, 2020, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $35,157 and $33,937.

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

The following table summarizes the components of lease cost for operating leases for the quarter ended and nine months ended April 30, 2021 as compared to the same periods in the prior year:
	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Operating lease cost	$26,560	$20,977	$79,445	$61,295
Short term lease cost	116	361	2,180	2,637
Variable lease cost	477	309	1,671	1,239
Total lease cost	$27,153	$21,647	$83,296	$65,171

Index
The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the quarter ended and nine months ended April 30, 2021 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Operating cash flow information:
Gain on sale and leaseback transaction	$—	$—	$(217,722)	$—
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	22,279	20,192	66,960	60,024
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	267	623	315,456	5,062
Lease modifications or reassessments increasing or decreasing right-of-use assets	3,471	2,455	28,515	14,972
Lease modifications removing right-of-use assets	(104)	(196)	(452)	(1,125)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of April 30, 2021 and May 1, 2020:

	April 30, 2021	May 1, 2020
Weighted-average remaining lease term	18.24 Years	18.14 Years
Weighted-average discount rate	4.83%	3.87%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total lease liability as of April 30, 2021:

Year	Total
Remainder of 2021	$22,274
2022	84,631
2023	77,527
2024	63,015
2025	60,928
Thereafter	937,682
Total future minimum lease payments	1,246,057
Less imputed remaining interest	(442,119)
Total present value of operating lease liabilities	$803,938

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

11.	Shareholder Rights Plan

On April 9, 2021, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 9, 2021 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.  The dividend was payable on April 19, 2021 to the shareholders of record on April 19, 2021.  The Rights Agreement is intended to replace the Company’s previous shareholder rights plan adopted in 2018 (the “2018 Plan”), and it became effective immediately following the expiration of the 2018 Plan at the close of business on April 9, 2021.  The 2018 Plan and the preferred share purchase rights issued thereunder expired by their own terms and shareholders of the Company were not entitled to any payment as a result of the expiration of the 2018 Plan.   The Rights Agreement will terminate unless approved by shareholders at the Company’s 2021 annual meeting.

The Rights

The Rights initially trade with, and are inseparable from, the Company’s common stock. The Rights are evidenced only by certificates or book entries that represent shares of common stock. New Rights will accompany any new shares of common stock the Company issues after April 9, 2021 until the Distribution Date described below.

Exercise Price

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $600.00 (the “Exercise Price”), once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

Index
Exercisability

The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 20% or more of the Company’s outstanding common stock.

Certain synthetic interests in securities created by derivative positions – whether or not such interests are considered to be ownership of the underlying common stock or are reportable for purposes of Regulation 13D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) – are treated as beneficial ownership of the number of shares of the Company’s common stock equivalent to the economic exposure created by the derivative.

The date when the Rights become exercisable is the “Distribution Date.” Until that date, the common stock certificates will also evidence the Rights, and any transfer of shares of common stock will constitute a transfer of Rights.  After that date, the Rights will separate from the common stock and will be evidenced by book-entry credits or by Rights certificates that the Company will mail to all eligible holders of common stock.  Any Rights held by an Acquiring Person will be void and may not be exercised.

At April 30, 2021, none of the Rights were exercisable.
Consequences of a Person or Group Becoming an Acquiring Person

●
Flip in. If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person may, for $600.00, purchase shares of the Company’s common stock with a market value of $1,200.00, based on the market price of the common stock prior to such acquisition.

●
Flip Over. If the Company is later acquired in a merger or similar transaction after the Distribution Date, all holders of Rights except the Acquiring Person may, for $600.00, purchase shares of the acquiring corporation with a market value of $1,200.00, based on the market price of the acquiring corporation’s stock prior to such transaction.

●
Notional Shares. Shares held by affiliates and associates of an Acquiring Person, and Notional Common Shares (as defined in the Rights Agreement) held by counterparties to a Derivatives Contract (as defined in the Rights Agreement) with an Acquiring Person, will be deemed to be beneficially owned by the Acquiring Person.

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

Index
Qualifying Offer Provision

The Rights would also not interfere with any all-cash, fully financed tender offer, exchange offer of common stock of the offeror meeting certain terms and conditions further described below, or a combination thereof, in each case for all shares of common stock that remain open for a minimum of 60 business days and subject to a minimum condition of a majority of the outstanding shares and provide for a 20-business day “subsequent offering period” after consummation (such offers are referred to as “qualifying offers”). If an offer includes shares of common stock of the offeror, the Rights would not interfere with such offer if such consideration consists solely of freely-tradeable common stock of a publicly-owned United States corporation; such common stock is listed or admitted to trading on the New York Stock Exchange, Nasdaq Global Select Market or Nasdaq Global Market; the offeror has already received stockholder approval to issue such common stock prior to the commencement of such offer or no such approval is or will be required; the offeror has no other class of voting stock outstanding; no person (including such person’s affiliated and associated persons) beneficially owns twenty percent (20%) or more of the shares of common stock of the offeror then outstanding at the time of commencement of the offer or at any time during the term of the offer; and the offeror meets the registrant eligibility requirements for use of a registration statement on Form S-3 for registering securities under the Securities Act of 1933, as amended, including the filing of all reports required to be filed pursuant to the Exchange Act in a timely manner during the twelve (12) calendar months prior to the date of commencement, and throughout the term, of such offer. In the event the Company receives a qualifying offer and the Board of Directors has not redeemed the Rights prior to the consummation of such offer, the consummation of the qualifying offer will not cause the offeror or its affiliates to become an Acquiring Person, and the Rights will immediately expire upon consummation of the qualifying offer.

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

Expiration

 If the Rights Agreement is approved by the shareholders at the 2021 annual meeting, the Rights will expire on April 9, 2024. If shareholders do not approve the Rights Agreement, it will expire immediately following certification of the vote at the 2021 annual meeting.

Index

12.	Net Income (Loss) Per Share and Weighted Average Shares

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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Net income (loss) per share numerator	$33,470	$(161,932)	$218,150	$(57,541)

Net income (loss) per share denominator:
Weighted average shares	23,725,185	23,777,916	23,718,777	23,922,360
Add potential dilution:
Nonvested stock awards and units	82,225	—	69,228	—
Diluted weighted average shares	23,807,410	23,777,916	23,788,005	23,922,360

13.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its workers’ compensation insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of April 30, 2021, the Company had $31,626 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 and August 4, 2020 sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2019 Revolving Credit Facility (see Note 5).

At April 30, 2021, the Company has recorded a provision of $344 in the Condensed Consolidated Balance Sheet for amounts to be paid as of result of non-performance by the primary obligor for lease payments associated with two properties occupied by a third party.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of April 30, 2021.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At April 30, 2021, we operated 664 Cracker Barrel stores in 45 states and 37 Maple Street Biscuit Company (“MSBC”) company-owned locations in eight states.  At April 30, 2021, MSBC had seven franchised locations.

 All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

Index
MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020 (the “2020 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with the novel coronavirus (“COVID-19”) pandemic, including the duration of the COVID-19 pandemic and its ultimate impact on our business, levels of consumer confidence in the safety of dine-in restaurants, restrictions (including occupancy restrictions) imposed by governmental authorities, the effectiveness of cost saving measures undertaken throughout our operations, disruptions to our operations as a result of the spread of COVID-19 in our workforce, and our increased level of indebtedness, or additional constraints on our expenditures or cash management, brought on by additional borrowing or amendments to our credit facility necessitated by the COVID-19 pandemic; general or regional economic weakness, business and societal conditions, and the weather impact on sales and customer travel; discretionary income or personal expenditure activity of our customers; information technology-related incidents, including data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our ability to identify, acquire and sell successful new lines of retail merchandise and new menu items at our restaurants; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue now or in the future; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; the effects of plans intended to promote or protect our brands and products; commodity price increases; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; workers’ compensation, group health and utility price changes; consumer behavior based on negative publicity, changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease as well as the possible effects of such events on the price or availability of ingredients used in our restaurants; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance all or portions of our indebtedness; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; our ability to retain key personnel; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity or our ability to manage the impact of social media associated with these activities; economic or psychological effects of natural disasters or other unforeseen events such as terrorist acts, social unrest or war and the military or government responses to such events; disruptions to our restaurant or retail supply chain, including as a result of COVID-19; changes in foreign exchange rates affecting our future retail inventory purchases; the impact of activist shareholders; our reliance on limited distribution facilities and certain significant vendors;  implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”) and those factors contained in Part I, Item 1A of the 2020 Form 10-K, as well as the factors described under “Critical Accounting Estimates” on pages 36-38 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Index
Overview

Management continues to believe that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry.  Our priorities for 2021 consist of the following:

•
Enhancing the Core business to drive sustainable sales growth and continued business model improvements.  During 2021, we are focused on driving topline sales by further growing our off-premise business even as in-person dining volumes have begun to increase during the ongoing COVID-19 pandemic recovery, introducing menu and beverage innovation and evolving our digital infrastructure and digital strategy to improve the guest experience across all channels.  Additionally, in response to the COVID-19 pandemic, we have instituted operational protocols to comply with applicable regulatory requirements to protect the health and safety of our employees and guests while maintaining the service levels that guests associate with our brand, and we have implemented, and continue to adapt, various strategies to support the recovery of our business and navigate through the uncertain environment.

•
Expanding the Footprint by building profitable new Cracker Barrel stores in core and developing markets.  We currently anticipate adding two stores during 2021, both of which opened during the first nine months of 2021.

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

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

•          Comparable store restaurant sales consist of restaurant sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.  This measure also excludes sales related to MSBC and Holler & Dash Biscuit HouseTM (“Holler & Dash”) since MSBC was acquired by the Company in the first quarter of 2020 and our Holler & Dash locations have been converted into MSBC locations.  Comparable store restaurant sales are expressed as a percentage of an increase or decrease in restaurant sales versus the same period in the prior year. Total comparable store restaurant sales for the current year period are subtracted from total comparable store restaurant sales for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year comparable store restaurant sales.  This amount, expressed as a percentage, is the comparable store restaurant sales discussed in MD&A.  See the section below entitled “Total Revenue” for the comparable store restaurant sales percentages for the third quarter and first nine months of 2021 as well as the same periods in the prior year.  Management uses comparable store restaurant sales as a measure of sales growth to evaluate how established stores have performed over time.  We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

Index
•          Comparable store retail sales consist of retail sales of stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes the impact of new store openings.  Comparable store retail sales are expressed as a percentage of an increase or decrease in retail sales versus the same period in the prior year. Total comparable store retail sales for the current year period are subtracted from total comparable store retail sales for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year comparable store retail sales.  This amount, expressed as a percentage, is the comparable store retail sales discussed in MD&A.  See the section below entitled “Total Revenue” for the comparable store retail sales percentages for the third quarter and first nine months of 2021 as well as the same periods in the prior year.  Management uses comparable store retail sales as a measure of sales growth to evaluate how established stores have performed over time.  We believe this measure is also useful for investors to provide a consistent comparison of retail sales results and trends across periods within our core, established store base, unaffected by results of store openings, closings and other transitional changes.

•          Comparable restaurant guest traffic reflects both dine-in and off-premise occasions.  Traffic growth is measured as the change in entrees sold, which includes entrees sold in our dine-in and off-premise business. Comparable restaurant guest traffic consists of entrees sold in stores open at least six full quarters at the beginning of the year and are measured on comparable calendar weeks.  This measure excludes guest traffic related to MSBC and Holler & Dash since MSBC was acquired by the Company in the first quarter of 2020 and our Holler & Dash locations have been converted into MSBC locations.  Comparable restaurant guest traffic is expressed as a percentage of an increase or decrease in restaurant guest traffic versus the same period in the prior year.  This amount, expressed as a percentage, is the guest traffic discussed in MD&A.  See section below entitled “Total Revenue” for the restaurant guest traffic percentages for the third quarter and first nine months of 2021 as well as the same periods in the prior year.  Management uses this measure to evaluate how established stores have performed over time excluding growth achieved through menu price and sales mix change.  We believe this measure is useful for investors because an increase in comparable restaurant guest traffic represents an increase in guests purchasing from our established restaurants as well as an increase in the likelihood of a retail sales conversion for guests intending to dine, while also providing an indicator as to the development of our brand and the effectiveness of our marketing strategy.

•          Average check per guest is an indicator which management uses to analyze the dollars spent per guest in our stores on restaurant purchases.  Average check is calculated using the comparable store restaurant sales (as defined above) divided by comparable restaurant guest traffic (as defined above).  Average check is expressed as a percentage of an increase or decrease in average check versus the same period in the prior year. Average check for the current year period is subtracted from average check for the prior year period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year average check number.  This amount, expressed as a percentage, is the average check number discussed in MD&A.  This measure aids management in identifying trends in guest preferences as well as the effectiveness of menu price increases and other menu changes.  We believe this measure is useful for investors to evaluate per guest expenditures as well as our pricing and menu strategies.  See the section below entitled “Total Revenue” for the average check percentages for the third quarter and first nine months of 2021 as well as the same periods in the prior year.

Index
Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter and nine months ended April 30, 2021 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	28.8	31.7	30.9	31.0
Labor and other related expenses	35.1	43.7	35.1	36.4
Other store operating expenses	23.5	32.1	24.3	23.3
General and administrative expenses	5.2	6.5	5.5	5.3
Gain on sale and leaseback transaction	—	—	(10.7)	—
Impairment	—	4.3	—	0.9
Operating income (loss)	7.4	(18.3)	14.9	3.1
Interest expense, net	1.4	1.2	1.5	0.6
Income (loss) before income taxes	6.0	(19.5)	13.4	2.5
Provision for income taxes (income tax benefit)	1.3	(12.8)	2.7	(1.7)
Net loss from unconsolidated subsidiary	—	(30.7)	—	(7.0)
Net income (loss)	4.7%	(37.4%)	10.7%	(2.8%)

The following table sets forth the change in the number of Company-owned and franchised units in operation at the beginning and end of the quarters and nine months ended April 30, 2021 and May 1, 2020 as well as the number of Company-owned and franchised units at the end of the quarters and nine months ended April 30, 2021 and May 1, 2020:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Net change in units:
Company-owned – Cracker Barrel	1	3	2	4
Company-owned – MSBC	1	—	2	28
Company-owned – Holler & Dash	—	(6)	—	(7)
Franchise - MSBC	—	1	1	1
Units in operation at end of the period:
Company-owned – Cracker Barrel	664	664	664	664
Company-owned – MSBC	37	28	37	28
Company-owned – Holler & Dash	—	—	—	—
Total Company-owned units at end of the period	701	692	701	692
Franchise – MSBC	7	6	7	6

Effective October 10, 2019, we acquired MSBC.  In 2020, we converted six of our former Holler & Dash locations into MSBC locations.  These six locations were temporarily closed during the third quarter of 2020.

Total Revenue

Total revenue for the third quarter and first nine months of 2021 increased 64.9% and 0.5%, respectively, as compared to the same periods in the prior year. While recovery is progressing and all dining rooms were open to some extent during the third quarter of 2021, the COVID-19 pandemic continues to negatively impact our sales and traffic as a result of both changes in consumer behavior and federal, state and local governmental authorities’ continuation of various restrictions on travel, group gatherings and limitations on dine-in services. Dining room service was operational to varying degrees, yet in most locations continued to be impacted by capacity restrictions, social distancing guidelines, and decreased consumer demand for in-person dining.

Index
The following table highlights the key components of revenue for the quarter and nine months ended April 30, 2021 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Revenue in dollars:
Restaurant	$569,402	$360,379	$1,605,869	$1,630,501
Retail	144,014	72,165	431,170	397,226
Total revenue	$713,416	$432,544	$2,037,039	$2,027,727
Total revenue by percentage relationships:
Restaurant	79.8%	83,3%	78.8%	80.4%
Retail	20.2%	16.7%	21.2%	19.6%
Average unit volumes(1):
Restaurant	$842.5	$535.7	$2,380.1	$2,442.9
Retail	216.8	108.7	649.9	600.5
Total revenue	$1,059.3	$644.4	$3,030.0	$3,043.4
Comparable store sales increase (decrease) (2):
Restaurant	56.5%	(41.7%)	(2.6%)	(11.8%)
Retail	102.8%	(45.5%)	8.4%	(12.7%)
Restaurant and retail	64.2%	(42.3%)	(0.4%)	(12.0%)
Average check increase	5.7%	1.9%	2.8%	3.1%
Comparable restaurant guest traffic increase (decrease)(2):	50.8%	(43.6%)	(5.4%)	(14.9%)

(1) Average unit volumes include sales of all stores except for MSBC and Holler & Dash.
(2) Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC and Holler & Dash.

For the third quarter of 2021, our comparable store restaurant sales increased as a result of a 50.8% guest traffic increase and a 5.7% average check increase (including a 2.8% average menu price increase) as compared to the prior year third quarter.

For the first nine months of 2021, our comparable store restaurant sales decrease resulted from a 5.4% guest traffic decrease as compared to the prior year period partially offset by a 2.8% average check increase (including a 1.7% average menu price increase) as compared to the prior year period.

Our retail sales are made substantially to our restaurant guests.  For the third quarter of 2021, our comparable store retail sales increase resulted primarily from the guest traffic increase and strong performance in the apparel and accessories, food and convenience, toys and décor merchandise categories. For the first nine months of 2021, our comparable retail sales increase resulted from strong performance in the toys, food and convenience, and décor merchandise categories as compared to the same period in the prior year partially offset by the guest traffic decrease.

Index
Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the third quarter and first nine months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Cost of Goods Sold in dollars:
Restaurant	$138,481	$94,231	$411,563	$416,364
Retail	66,898	42,907	217,944	212,795
Total Cost of Goods Sold	$205,379	$137,138	$629,507	$629,159
Cost of Goods Sold by percentage of revenue:
Restaurant	24.3%	26.1%	25.6%	25.5%
Retail	46.5%	59.5%	50.5%	53.6%

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter of 2021 as compared to the same period in the prior year primarily resulted from lower food waste, our menu price increase referenced above and a shift to lower cost menu items partially offset by commodity inflation of 0.6%. Lower food waste and lower cost menu items accounted for decreases of 0.9% and 0.3%, respectively, as a percentage of restaurant revenue for the third quarter of 2021 as compared to the same period in the prior year.

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first nine months of 2021 as compared to the same period in the prior year was primarily the result of a shift to higher cost items and commodity inflation of 1.7% partially offset by our menu price increase referenced above and lower food waste. Higher cost menu items accounted for an increase of 0.6% as a percentage of restaurant revenue for the first nine months of 2021 as compared to the same period in the prior year. Lower food waste accounted for a decrease of 0.2% in restaurant cost of goods sold as a percentage of restaurant revenue for the first nine months of 2021 as compared to the same period in the prior year.

We presently expect the rate of commodity inflation to be approximately 2.4% in 2021.

The decrease in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2021 as compared to the third quarter of 2020 resulted from higher initial margin, a decrease in discounts and allowances, lower markdowns, lower freight expense, the change in the provision for obsolete inventory and lower inventory shrinkage.

Third Quarter Decrease as a Percentage of Total Revenue
Higher initial margin	(3.6%)
Discounts and allowances	(3.3%)
Markdowns	(3.0%)
Freight expense	(1.2%)
Provision for obsolete inventory	(1.2%)
Inventory shrinkage	(0.7%)

The decrease in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2021 as compared to the first nine months of 2020 resulted primarily from lower markdowns, the change in  provision for obsolete inventory, higher initial margin, lower inventory shrinkage and lower freight expense partially offset by an increase in discounts and allowances.

Index

First Nine Months (Decrease) Increase as a Percentage of Total Revenue
Markdowns	(2.1%)
Provision for obsolete inventory	(0.4%)
Higher initial margin	(0.4%)
Inventory shrinkage	(0.3%)
Freight expense	(0.1%)
Discounts and allowances	0.3%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the third quarter and first nine months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Labor and related expenses	35.1%	43.7%	35.1%	36.4%

This percentage change resulted primarily from the following:

Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Store management compensation	(5.9%)
Miscellaneous wages	(2.7%)
Employee health care expense	(1.2%)
Payroll tax expense	(0.6%)
Workers’ compensation expense	(0.5%)
Store bonus expense	1.9%
Store hourly labor	0.3%

This percentage change resulted primarily from the following:

First Nine Months (Decrease) Increase as a Percentage of Total Revenue
Miscellaneous wages	(0.8%)
Store management compensation	(0.8%)
Employee health care expense	(0.2%)
Workers’ compensation expense	(0.1%)
Payroll taxes expense	(0.1%)
Preopening labor expense	(0.1%)
Store hourly labor	0.7%
Store bonus expense	0.2%

In response to the COVID-19 pandemic, in March 2020, we temporarily closed the dining rooms in all of our restaurants and operated with pick-up or delivery only.  As a result, in general, certain expenses for the third quarter and first nine months of 2020 as a percentage of total revenue were materially increased by the significant reduction in total revenue and reduced operations caused by the impact of the COVID-19 pandemic.   During the third quarter of 2021, the dining rooms in all of our restaurants were open to some extent.  As a result, in general, during the third quarter of 2021 and the first nine months of 2021 as compared to the same periods in the prior year, certain expenses as a percentage of total revenue materially decreased by the significant increase in total revenue and increased operations.

Index
In particular, the decreases in store management compensation, workers’ compensation expense and payroll taxes expense as a percentage of total revenue in the third quarter and first nine months of 2021 as compared to the same periods in the prior year were primarily driven by the increases in total revenue in 2021.  Additionally, the decrease in preopening labor expense as a percentage of total revenue in the third quarter of 2021 as compared to the same period in the prior year were primarily driven by the increase in total revenue in the third quarter of 2021.

The decreases in miscellaneous wages as a percentage of total revenue for the third quarter and first nine months of 2021 as compared to the same periods in the prior year resulted primarily from the non-recurrence of retention pay for our field employees; in the third quarter of 2020, we paid certain of our field employees retention pay due to reduced operations as a result of the COVID-19 pandemic.

Lower employee health care expenses as a percentage of total revenue for the third quarter and first nine months of 2021 as compared to the same periods in the prior year resulted primarily from lower claims activity.

The increases in store bonus expense as a percentage of total revenue for the third quarter and first nine months of 2021 as compared to the same periods in the prior year resulted from better performance against financial objectives for certain components of the incentive plan in the third quarter and first nine months of 2021 as compared to the same periods in the prior year.

The increases in store hourly labor expense as a percentage of total revenue for the third quarter and first nine months of 2021 as compared to the same periods in the prior year resulted primarily from wage inflation exceeding menu price increases and a reduction in productivity.

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

The following table highlights other store operating expenses as a percentage of total revenue for the third quarter and first nine months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Other store operating expenses	23.5%	32.1%	24.3%	23.3%

This percentage changes resulted primarily from the following:

Third Quarter Decrease as a Percentage of Total Revenue
Depreciation expense	(2.8%)
Maintenance expense	(1.3%)
Advertising expense	(1.3%)
Utilities expense	(1.1%)
Real and personal property taxes expense	(0.8%)
Supplies expense	(0.6%)
Rent expense	(0.4%)
Loss on disposition of property and equipment	(0.2%)

Index
This percentage change resulted primarily from the following:

First Nine Months Increase (Decrease) as a Percentage of Total Revenue
Rent expense	0.9%
Other store expenses	0.5%
Supplies expense	0.3%
Depreciation expense	(0.3%)
Loss on disposition of property and equipment	(0.2%)

The decreases in maintenance expense, advertising expense, real and personal property taxes expense and loss on asset disposition as a percentage of total revenue in the third quarter of 2021 as compared to the same period in the prior year were primarily driven by the increase in total revenue in the third quarter of 2021. Additionally, the decreases in depreciation expense and loss on disposition of property and equipment for the first nine months of 2021 as compared to the same period in the prior year were primarily driven by the increase in total revenue in the first nine months of 2021.

The decreases in depreciation expense as a percentage of total revenue for the third quarter and first nine months of 2021 as compared to the same periods in the prior year resulted primarily from lower spending on capital expenditures and the increases in total revenue in 2021.

The decrease in utilities expense as a percentage of total revenue for the third quarter of 2021 as compared to the same period in the prior year was primarily driven by the increase in total revenue in 2021 partially offset by the severe weather impact experienced in Texas during the third quarter of 2021.

The decrease in supplies expense as a percentage of total revenue for the third quarter of 2021 as compared to the same period in the prior year was primarily driven by the increase in total revenue in the third quarter of 2021 partially offset by higher costs.  For both the third quarter and first nine months of 2021, we incurred higher costs associated with the growth in our off-premise business and increased operations in our dining rooms during the third quarter of 2021.   The increase in supplies expense as a percentage of total revenue for the first nine months of 2021 as compared to the same period in the prior year was primarily driven by the higher costs referred above.

The decrease in rent expense as a percentage of total revenue for the third quarter of 2021 as compared to the same period in the prior year was primarily driven by increases in total revenue in 2021 partially offset by the sale and leaseback transaction described below. The increase in rent expense as a percentage of total revenue for the first nine months of 2021 as compared to the same period in the prior year resulted primarily from the sale and leaseback transaction involving 62 of our owned Cracker Barrel stores completed on August 4, 2020.  The aggregate initial annual rent payment for these properties is approximately $10,393.  Additionally, the related rent expense includes $3,183 and $9,551, respectively, recorded in the third quarter and first nine months of 2021 for the non-cash amortization of the asset recognized from the gain on the Company’s sale and leaseback transactions. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s sale and leaseback transactions.

The increase in other store expenses as a percentage of total revenue for the first nine months of 2021 as compared to the same period in the prior year resulted primarily from costs associated with the growth in our off-premise business.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the third quarter and first nine months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
General and administrative expenses	5.2%	6.5%	5.5%	5.3%

Index
This percentage change resulted primarily from the following:

Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Payroll and related expense	(2.5%)
Professional fees expense	(0.5%)
Other expense	(0.5%)
Depreciation expense	(0.3%)
Incentive compensation expense	2.6%

This percentage change resulted primarily from the following:

First Nine Months Increase (Decrease) as a Percentage of Total Revenue
Incentive compensation expense	0.7%
Payroll and related expense	(0.4%)

The decreases in payroll and related expense, professional fees expense, and other expenses for the third quarter of 2021 as a percentage of total revenue as compared to the same period in the prior year were primarily driven by cost savings initiatives implemented in response to the COVID-19 pandemic and the increase in total revenue in the third quarter of 2021. Additionally, the decrease in payroll and related expense for the first nine months of 2021 as compared to the same period in the prior year was also primarily driven by the cost savings measures and the increase in total revenue in the first nine months of 2021.

The increases in incentive compensation expense as a percentage of total revenue in the third quarter and first nine months of 2021 as compared to the same periods in the prior year resulted primarily from better performance against financial objectives during the third quarter and first nine months of 2021 as compared to the same periods in the prior year.

The decrease in depreciation expense during the third quarter of 2021 as a percentage of total revenue as compared to the same period in the prior year was primarily due to the increase in revenue in the third quarter of 2021 as compared to the same period in the prior year.

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

Impairment

During the third quarter of 2020, we determined that five leased Cracker Barrel stores were impaired, resulting in impairment charges of $18,336. Each of these leased stores was impaired because of declining operating performance and resulting negative cash flow projections as a result of the impact of the COVID-19 pandemic. It is possible that we may recognize additional impairment as a result of the unknown impacts of the COVID-19 pandemic and our response. The Company did not incur impairment charges during the first nine months of 2021.

Index
Interest Expense, net

The following table highlights interest expense, net in dollars for the third quarter and first nine months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Interest expense, net	$9,614	$5,298	$31,144	$12,383

The increases in interest expense for the third quarter and first nine months of 2021 as compared to the same periods in the prior year resulted primarily from higher debt levels caused by our borrowing under our 2019 Revolving Credit Facility in response to the COVID-19 pandemic, higher weighted average interest rates and the cessation of interest income on Punch Bowl Social (“PBS”) promissory notes written off in the third quarter of 2020.  Additionally, as part of our amendment to the 2019 Revolving Credit Facility in the third quarter of 2021, we incurred additional interest expense of $452 related to the write-off of deferred financing costs.

Provision for Income Taxes (Income Tax Benefit)

The following table highlights the provision for income taxes (income tax benefit) as a percentage of income (loss) before income taxes (“effective tax rate”) for the third quarter and first nine months of 2021 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Effective tax rate	21.9%	65.5%	20.0%	(66.0%)

The decrease in the effective rate in the third quarter of 2021 and increase in the first nine months of 2021 as compared to the same periods in the prior year are primarily due to our recognition of loss on our investment in PBS, which is excluded from income when calculating the effective tax rate and the tax benefits recorded for FICA Tip and Work Opportunity federal tax credits.  We currently expect our effective tax rate for 2021 to be approximately 18% to 19%.

The Company’s quarterly tax provision (benefit) for income taxes is calculated using the annual effective tax rate method (“AETR method”), which applies an estimated annual effective tax rate to pre-tax income or loss.  However, in the prior year, the Company recorded its interim income tax provision using the discrete method as of May 1, 2020, as allowed under Accounting Standards Codification (“ASC”) 740-270, Accounting for Income Taxes  - Interim Reporting. The Company used the discrete method rather than the AETR method due to significant variations in income tax expense relative to projected annual pre-tax income (loss).  Use of the AETR method would have resulted in a disproportionate and unreliable tax rate in the prior period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2019 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at July 31, 2020 was sufficient to finance all of our growth, deferred payment of our dividend declared in March 2020 that was originally scheduled to be paid in May 2020 and was subsequently paid in September 2020, working capital needs and other cash payment obligations in the first nine months of 2021.  Based on the actions taken by management, such as cost savings measures, the suspension of dividend payments during 2021 except for the deferred dividend paid in September 2020, the temporary suspension of share repurchases during 2021 year-to-date and the recent completion of sale and leaseback transactions, management expects to meet its obligations over the next twelve months.

Index
Cash Generated From Operations

Our operating activities provided net cash of $212,537 for the first nine months of 2021, representing an increase from the $87,232 net cash provided during the first nine months of 2020. This increase primarily reflected the timing of payments for accounts payable and certain taxes and lower bonus payments made in 2021 as a result of the prior year impact of COVID-19 pandemic on our operations in 2020.

Borrowing Capacity and Debt Covenants

On September 5, 2018, we entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”).  The 2019 Revolving Credit Facility also contains an option to increase the revolving credit facility by $300,000.  In the fourth quarter of 2020, we borrowed an additional $39,395 under this option for a one-year period. In the third quarter of 2021, we entered into an amendment to the 2019 Revolving Credit Facility which reduced the commitment amount from $950,000 to $800,000.

At April 30, 2021, we had $614,395 of outstanding borrowings under the 2019 Revolving Credit Facility and $31,626 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and our July 29, 2020 and August 4, 2020 sale and leaseback transactions, which reduce our borrowing availability under the 2019 Revolving Credit Facility.  At April 30, 2021, we had $193,374 in borrowing availability under our 2019 Revolving Credit Facility.  During the first nine months of 2021, we repaid $395,000 of borrowings and borrowed an additional $60,000 under the 2019 Revolving Credit Facility. See Note 5 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  As a result of the negative impact of the COVID-19 pandemic on our financial position and results of operations, we have obtained waivers for the financial covenants for the fourth quarter of 2020 and the first and second quarters of 2021 (“Covenant Relief Period”) as well as for the third and fourth quarters of 2021 (“Extended Covenant Relief Period”).  During these relief periods, we are required to maintain liquidity (defined as the availability under the 2019 Revolving Credit Facility plus unrestricted cash and cash equivalents) of at least $140,000. Additionally, during the Extended Covenant Relief Period, our cash payments with respect to capital expenditures may not exceed $70,000 in the aggregate. As of April 30, 2021, cash payments with respect to capital expenditures during the Extended Covenant Relief Period were $12,704.

Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $44,115 for the first nine months of 2021 as compared to $82,645 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The decrease in capital expenditures during the first nine months of 2021 as compared to the first nine months of 2020 resulted primarily from lower capital expenditures for existing stores as well as our decreases in new store construction, store remodels and other similar cost-saving measures in response to the COVID-19 pandemic.  We estimate that our capital expenditures during 2021 will be approximately $70,000.  This estimate includes the acquisition of sites and construction costs of new Cracker Barrel stores and new MSBC locations that have opened or that we continue to expect to open during 2021, as well as for acquisition and construction costs for store locations that we continue to plan to be opened in 2022.  We intend to fund our capital expenditures with cash generated by operations and cash on hand as the result of borrowings under our 2019 Revolving Credit Facility, as necessary.  See the discussion above under “Borrowing Capacity and Debt Covenants” regarding a debt covenant restriction on our cash payment for capital expenditures.

The proceeds from sale of property and equipment were $149,910 for the first nine months of 2021 as compared to $1,827 for the same period in the prior year.  This increase primarily relates to the sale and leaseback transaction entered into on August 4, 2020.  See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding this sale and leaseback transaction.

Index
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

Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with PBS, a food, beverage and entertainment concept, by purchasing a non-controlling interest in the concept.  As part of the transaction, we agreed to fund PBS up to $51,000 through calendar 2020, of which we funded $35,500 during the first nine months of 2020, for a total of $48,000.  We believed the investment in PBS provided us with a growth vehicle to deliver additional shareholder value.  However, as a result of the COVID-19 pandemic, PBS Holdco’s wholly-owned subsidiary, PBS BrandCo, LLC (“Brandco”) suspended all operations at each of its 19 locations and laid off substantially all restaurant and corporate employees in the third quarter of 2020.  On March 20, 2020, the primary lender under Brandco’s secured credit facility provided notice of the lender’s intention to foreclose on its collateral interest in Brandco unless we repaid or unconditionally guaranteed the indebtedness.   In keeping with our strategy of concentrating our resources on our core business during the COVID-19 pandemic, and in light of the substantial uncertainties surrounding PBS business coming out of the COVID-19 pandemic, we determined not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS.  In the third quarter of 2020, we recorded a loss of $132,878, which represented our equity investment in PBS and the principal and accumulated interest under the outstanding unsecured indebtedness of PBS held by the Company.

Dividends, Share Repurchases and Share-Based Compensation Awards

The 2019 Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  During the Covenant Relief Period described above, we are subject to restrictions on our ability to pay dividends (other than the deferred dividend payment that we paid on September 2, 2020).  Following the Covenant Relief Period, under the 2019 Revolving Credit Facility, provided there is no default existing and the total of our availability under the 2019 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if, at the time the dividend or the repurchase is made, our consolidated total leverage ratio is 3.00 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 3.00 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as Cash Availability is at least $100,000 immediately after giving effect to the payment of any such dividends, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four. Additionally, during the Extended Covenant Relief Period, we are subject to additional restrictions on our ability to pay dividends.  We were prohibited from declaring or paying cash dividends during the third quarter of 2021.  We may declare but not pay cash dividends during the fourth quarter of 2021.

To preserve available cash during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, we deferred payment of the dividend of $1.30 per share declared in the third quarter of 2020 until September 2, 2020 to shareholders of record on August 14, 2020.  Additionally, we temporarily suspended all further dividend payments under the Company’s dividend program until the first quarter of 2022.  In the fourth quarter of 2021, in light of the ongoing recovery from the COVID-19 pandemic, our Board of Directors resumed our dividend program and approved a dividend payable on August 6, 2021 to shareholders of record on July 16, 2021 of $1.00 per share.

In response to the COVID-19 pandemic, we have temporarily suspended all share repurchases, subject to the ongoing evaluation of our Board of Directors in light of changing market dynamics.

Index
During the first nine months of 2021, we issued 28,976 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $2,127.

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

We had positive working capital of $144,915 at April 30, 2021 versus positive working capital of $191,956 at July 31, 2020.  The change in working capital from July 31, 2020 to April 30, 2021 primarily resulted from the decrease in cash, the timing of payments for accounts payable and certain taxes and an increase in the current liability for leases partially offset by the temporary suspension of dividend payments. The decrease in cash resulted primarily from debt payments partially offset by cash generated by operations and proceeds received from the sale and leaseback transaction completed on August 4, 2020.

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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2021, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  It is possible that we may recognize impairment as a result of the unknown impacts of the COVID-19 pandemic and our response.

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

Index
Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first nine months of 2021 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2021 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At April 30, 2021, the Company had outstanding borrowings of $614,395 (see Note 5 to the Condensed Consolidated Financial Statements).  Borrowings under the Company’s credit facility bear interest, at the Company’s election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 5 and 6 to the Condensed Consolidated Financial Statements).  To manage this risk in a cost efficient manner, we have entered into interest rate swaps.

At April 30, 2021, $400,000 of the Company’s outstanding borrowings were swapped at a weighted average interest rate of 5.86% (see Note 6 to the Condensed Consolidated Financial Statements for information on the Company’s interest rate swaps).  At April 30, 2021, the weighted average interest rate on the remaining $214,395 of the Company’s outstanding borrowings was 3.69%.  The impact of a one-percentage point increase or decrease on the remaining $214,395 of our outstanding borrowings is approximately $2,200 on a pre-tax annualized basis.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer each concluded that as of April 30, 2021, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 30, 2021 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2020 Form 10-K.

Index
ITEM 6.	Exhibits

INDEX TO EXHIBITS

Exhibit

3.1
Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 001-25225)

3.2
Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012 (Commission File No. 001-25225)

4.1
Rights Agreement, dated as of April 9, 2021, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on April 9, 2021)Fourth Amendment to Credit Agreement, dated as of February 19, 2021, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (filed herewith)

10.1
Fourth Amendment to Credit Agreement, dated as of February 19, 2021, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 23, 2021)

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: May 25, 2021	By:	/s/P. Douglas Couvillion
P. Douglas Couvillion, Senior Vice President and Interim Chief Financial Officer

Date: May 25, 2021	By:	/s/Kara S. Jacobs
Kara S. Jacobs, Vice President, Corporate Controller and Principal Accounting Officer