Form 10-K
period 2021-07-30
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2021-09-24
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 30, 2021

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

Index
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 29, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,182,950,920.

As of September 15, 2021, there were 23,497,166 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10-K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 18, 2021
(the “2021 Proxy Statement”)

Index

Index

INTRODUCTION

General

This report contains references to years 2021, 2020 and 2019, which represent our fiscal years ended July 30, 2021, July 31, 2020 and August 2, 2019, respectively.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of units) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

Forward-Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference, may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that Cracker Barrel Old Country Store, Inc. (the “Company”) expects will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such forward-looking statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with the novel coronavirus (“COVID-19”) pandemic, including the duration of the COVID-19 pandemic and its ultimate impact on our business, levels of consumer confidence in the safety of dine-in restaurants, restrictions (including occupancy restrictions) imposed by governmental authorities, the effectiveness of cost saving measures undertaken throughout our operations, disruptions to our operations as a result of the spread of COVID-19 in our workforce; general or regional economic weakness, business and societal conditions, and weather on sales and customer travel; discretionary income or personal expenditure activity of our customers; information technology-related incidents, including data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our ability to identify, acquire and sell successful new lines of retail merchandise and new menu items at our restaurants; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; the effects of plans intended to promote or protect our brands and products; commodity price increases; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; workers’ compensation, group health and utility price changes; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease, as well as the possible effects of such events on the price or availability of ingredients used in our restaurants; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance all or portions of our indebtedness; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; our ability to retain key personnel; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity or our ability to manage the impact of social media associated with these activities; economic or psychological effects of natural disasters or other unforeseen events such as terrorist acts, social unrest or war and the military or government responses to such events; disruptions to our restaurant or retail supply chain, including as a result of COVID-19; changes in foreign exchange rates affecting our future retail inventory purchases; the impact of activist shareholders; our reliance on limited distribution facilities and certain significant vendors; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of this report below, as well as the factors described under “Critical Accounting Estimates” in Part II, Item 7 of this report below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

COVID-19 Impact

Despite experiencing improvements in conditions during 2021 from the initial wave of infections and public health response during the second half of 2020, the COVID-19 pandemic continued to negatively impact our sales and traffic as a result of both changes in consumer behavior and federal, state and local governmental authorities’ continuation of various restrictions on travel and group gatherings and limitations on dine-in services.  During 2021, dining room service was operational to varying degrees in most markets where we operate, yet most locations were impacted at times during the year by capacity restrictions, social distancing guidelines and decreased consumer demand for in-person dining.  As of September 15, 2021, all of our stores were open for dine-in service.  However, it is possible that renewed outbreaks or increases in cases, either as part of a national trend or on a more localized basis, could result in additional capacity restrictions or limit our dine-in services.

In response to the COVID-19 pandemic, we instituted operational protocols to comply with applicable regulatory requirements to protect the health and safety of employees and guests, and we implemented a number of strategies to support the recovery of our business and navigate through the uncertain environment.  We continue to focus on growing our off-premise business and investing in our digital infrastructure to improve the guest experience in the face of these ongoing challenges.

Index

Cracker Barrel Old Country Store Concept

As of September 15, 2021, we operated 664 Cracker Barrel stores in 45 states.  Our stores are not franchised.  Our stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite.  We pride ourselves on our consistent quality, value and friendly service.

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

Products:  Our restaurants, which generated approximately 79% of our total revenue in 2021, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Our restaurants serve breakfast, lunch and dinner daily and offer dine-in, pick-up and delivery services.  Menu items are moderately priced.  Beginning in 2020, certain of our Cracker Barrel restaurants began serving a limited assortment of beer and wine, and the subsequent ongoing expansion of this program throughout our system has resulted in beer and wine service in 480, or approximately 72%, of our restaurants as of the end of 2021.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, fruit and yogurt parfaits, meats, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include southern fried chicken, chicken and dumplings, chicken pot pie, chicken fried chicken, meatloaf, country fried steak, pork chops, fish, country fried shrimp, steak, roast beef, ham, vegetable plates, sandwiches and a variety of salads.  We also offer multi-serving takeout family meal baskets.  Additionally, from time to time, we feature new items as off-menu specials or on test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions.  Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée.  There is some variation in menu pricing and content in different regions of the country. The average check per guest during 2021 was $11.40, which represents a 2.4% increase over the prior year.  We served an average of approximately 5,500 restaurant guests per week in a typical store in 2021.

The following table highlights the price ranges for our meals in 2021:

Price Range
Breakfast	$4.99 to $14.99
Lunch and Dinner	$5.19 to $17.99

The following table highlights each day-part’s percentage of restaurant sales in 2021:

Percentage of Restaurant Sales in 2021
Breakfast Day-Part (until 11:00 a.m.)	25%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	38%
Dinner Day-Part (4:00 p.m. to close)	37%

We also offer items for sale in our gift shops that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes. Our gift shops offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, cookware and various other gift items, as well as various candies, preserves and other food items.

Index

The following table highlights the five categories which accounted for the largest shares of our retail sales in 2021:

Percentage of Retail Sales in 2021
Apparel and Accessories	29%
Food	18%
Décor	13%
Toys	13%
Media	8%

Our typical gift shop features approximately 3,400 stock keeping units.  A selection of the food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $426 per square foot in 2021) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

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

Store Management: The management structures below describe our store operations during the normal and fully operational conditions that were in place at the end of 2021. As the COVID-19 pandemic impacted our business during 2021, the staffing levels of each of our stores changed frequently, as our dining rooms operated under a range of capacity limitations that also varied from time to time, state to state and city to city. As our store operations continued to evolve in response to the pandemic, we have adjusted our operational structure where appropriate. As a result, the descriptions below may not reflect the current or future structure of our store operations as conditions from the COVID-19 pandemic continue to change. At each store, our store management typically consists of one general manager, four associate managers and one retail manager.  The relative complexity of operating one of our stores requires an effective management team at the individual store level.  To motivate managers to improve sales and operational performance, we maintain bonus plans designed to provide managers with incentives to meet and exceed the operational targets of their store.  Each store is assigned to both a restaurant and a retail district manager who each report to a regional vice president.

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases.  We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendallville, Indiana; Rock Hill, South Carolina; and Shafter, California.  We purchase the majority of our food products and restaurant supplies on a cost‑plus basis through this unaffiliated distributor.  The distributor is responsible for placing food orders, warehousing and delivering food products to our stores.  Deliveries are generally made once per week to individual stores.  Produce is purchased through a national program and is delivered three times a week through a network of approximately fifty independent produce suppliers.  Fluid dairy is delivered three times a week through approximately fifty regional dairies, the majority of which are under the ownership of two separate companies. Beer and Wine, currently in approximately 480 stores, are purchased and distributed through approximately 415 distributors with deliveries ranging from weekly to monthly.

Index

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2021:

Percentage of Food Purchases in 2021
Beef	15%
Fruits and vegetables	13%
Dairy (including eggs)	12%
Poultry	12%
Pork	11%

Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2021 was bacon at approximately 5% of total food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors.  Eggs are purchased through five vendors.  We purchase our pork through six vendors, poultry through ten vendors and beef through seven vendors.  Should any food items from a particular vendor become unavailable, we generally believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 80% in 2021) directly from domestic and international vendors and warehouse, or crossdock, such items at our retail distribution center in Lebanon, Tennessee, which we lease.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by a third-party dedicated freight line.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to individual stores.

Approximately one-third of our 2021 retail items were purchased directly from vendors in the People’s Republic of China.  We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

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

Marketing: We employ multiple media to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests. In 2021, we had over 1,500 billboards and this expenditure accounted for approximately one-third of our total advertising spend for the year. We continue to grow our non-billboard advertising mix which includes television (both traditional linear and connected), digital display and video, mobile, social media, and search marketing.  Our digital marketing efforts have also expanded to focus on improving brand preference, guest engagement and sales. We have a presence on multiple social media sites and several food delivery apps, an e-commerce platform that integrates restaurant and retail shopping, and a customer relationship management (CRM) program that employs email, text messages, push notifications and personalization. Our exclusive music program drives awareness for the brand and builds cultural relevance and affinity with our guests.

Index

Store Development:  We opened two new stores in 2021. We plan to open three new stores during 2022.  As of September 15, 2021, approximately 83% of our stores are located along interstate highways.  Our remaining stores are located off-interstate or near tourist destinations.  We pursue development of both interstate locations and off-interstate locations to capitalize on the strength of our brand with travelers on the interstate highway system and by locating in certain local markets where our guests live and work, including locations outside of our existing core markets and in states where we currently do not operate.

Of the 664 stores open as of September 15, 2021, we own the land and buildings for 360, while the other 304 properties are either ground leases or ground and building leases.  Building, site improvement, furniture, equipment and related development costs for stores opened during 2021 averaged approximately $4,900.  Pre-opening costs averaged $428 per store in 2021.

Our current store prototype is approximately 8,900 square feet, including approximately 1,900 square feet of retail selling space and dining room seating for approximately 170 guests.  Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

Maple Street Biscuit Company and Holler & Dash Concepts

Effective October 10, 2019, we acquired 100% ownership of MSBC, a breakfast and lunch fast casual concept.  MSBC offers biscuit-inspired entrées as well as freshly roasted coffee with a proprietary blend and a limited selection of beer and wine in certain locations.  MSBC operates in a smaller footprint than our Cracker Barrel Old Country Store concept and has operating hours limited to the breakfast and lunch day parts.  In 2016, we launched our own breakfast and lunch fast casual concept, Holler & Dash Biscuit HouseTM. During 2020, we converted our six Holler & Dash locations into MSBC locations.  As of September 15, 2021, 37 company-owned MSBC locations were open -— all leased properties in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee and Texas — and seven franchises were open.

Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with Punch Bowl Social (“PBS”), a food, beverage and entertainment concept, by purchasing a non-controlling equity interest in the concept.  The PBS concept was developed to focus on made-from-scratch food, a craft beverage program and social gaming.  We believed the investment in PBS provided a growth vehicle to deliver additional shareholder value and extend our footprint into a complementary market segment.  During the onset of the COVID-19 pandemic, PBS Holdco’s wholly-owned subsidiary, PBS BrandCo, LLC (“Brandco”) suffered unsustainable disruption to its business across the chain and suspended all operations.  On March 20, 2020, the primary lender under Brandco’s secured credit facility  (“Lender”) provided notice of the Lender’s intention to foreclose on its collateral interest in Brandco unless Cracker Barrel repaid or unconditionally guaranteed the indebtedness.  For reasons previously disclosed in our public filings, we decided not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS and recorded a non-cash impairment charge on our investment of $132,878.

During the course of the pandemic, the Lender unsuccessfully sought a buyer for Brandco and its assets, culminating in Brandco filing a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in December 2020.  In April 2021, the United States Bankruptcy Court for the District of Delaware approved a plan of liquidation of Brandco, pursuant to which the Lender purchased Brandco and certain of its assets and liabilities for a purchase price of approximately $32,000, none of which proceeds were attributable to the Company’s interest in PBS.  Following the completion of this sale transaction, the Company’s remaining interest in PBS was determined to have no remaining value.

Index

HUMAN CAPITAL

As of July 30, 2021, we employed approximately 70,000 people (as compared to approximately 55,000 people as of July 31, 2020), of whom approximately 384 were in advisory and supervisory capacities, approximately 3,300 were in-store management positions and 46 were officers. Many store personnel are employed on a part-time basis. Our employees are not represented by any union, and management considers its employee relations to be good. People are at the core of our business and an essential part of our Company.

Diversity, Equity & Inclusion

Since 1969, our corporate mission has been Pleasing People. As an organization, we have a responsibility to live up to our mission of Pleasing People each day, ensuring that every member of our team and every guest feels at home, feels cared for like family, and feels like they belong. Our teams work hard to create a culture of hospitality that’s welcoming, respectful and inclusive to everyone who walks through our doors – whether as an employee or as a guest. This includes embracing openness for all people, ideas, and perspectives. Our food and décor celebrate warm memories of the past, and we believe our inclusive culture and beliefs are vital to reinforcing these positive feelings in our employees and guests, and are thus critical to the strength of our brand and our corporate strategy.

As of July 30, 2021, more than 33% of our employee population is comprised of racial and ethnic minorities and approximately 68% of our employee population is female.

We provide opportunities for our employees to drive our Diversity & Inclusion strategy by creating programs that raise awareness and allow for a more inclusive culture. We created a number of Employee Resource Groups (ERGs) within our organization to allow employees to feel valued, respected, included and connected through a wide range of programs, events, and community outreach projects based on shared interests of aspects of diversity – while helping Cracker Barrel advance our business.

Currently, there are six ERGs in Cracker Barrel:

-	LGBT Alliance: Promoting LGBT Awareness and Building Workplace Inclusion;
-	United Cultural Awareness Network (UCAN): Embracing Our Cultures to Enhance the Employee Experience;
-	Women’s Connect: Inspiring Women Leaders;
-	Veteran & Military Volunteers (VERG): Supporting employees and brand initiatives by providing Veteran-centric consultation and support to recruiting, retention and marketing programs;
-	B-WELL: Improving the employee experience by sponsoring health and wellness activities that nurture employees’ physical, emotional, financial and intellectual wellbeing; and
-	Millennial ERG (MERGE): Growing Millennial Talent and Strengthening the Cracker Barrel Brand.

Employee Development / Training

Because of the importance of our employees to our ability to deliver the service levels that are a vital part of the hospitality that drives our brand appeal to guests, we emphasize employee development and training. To ensure that individual stores operate at a high level of quality, we focus significant attention on the training of store managers. We believe that our training programs are key in developing our managers’ leadership skills and commitment to operational excellence, which we believe is important to delivering a positive employee and guest experience. We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including a mix of hands-on, traditional classroom, written and cloud-based training. Each store is equipped with dedicated training computers and cloud-based proprietary eLearning instruction programs. Additionally, each store typically has an employee training coordinator who oversees the training of the store’s hourly employees.

Employee Benefits / Compensation

Cracker Barrel is committed to providing comprehensive and competitive benefits to meet our employees’ needs. We offer a robust set of benefits to help our employees and their families stay healthy and effectively manage spend related to health and financial well-being. These benefits include programs such as medical, dental, vision, prescription drug, and life insurance coverage, as well as short and long term disability insurance coverage. Additionally, Cracker Barrel is pleased to offer our Employee Assistance Program to all employees and family members. This confidential program is available 24/7 for personal or professional consultations.

Index

In addition, we provide all of our employees with access to paid parental leave and adoption benefits, a 401(k) savings plan, an employee discount policy at our Cracker Barrel stores, an employee stock purchase plan, and a competitive vacation policy.

Our compensation and performance evaluation systems are carefully designed to maintain pay equity by focusing pay decisions on experience and performance to ensure the Company retains a highly productive workforce to operate our business while providing a high level of service to our guests.

Health & Safety

Since the beginning of the COVID-19 pandemic, our teams have maintained close contact with applicable regulatory agencies, from the Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration to state and local regulatory agencies and health authorities, to ensure we are following the latest recommended practices and procedures to protect the health of employees and guests.  We instituted operational changes and enhancements to safety protocols to ensure that both our guests and employees experience a clean and safe environment. These enhanced processes were added to the already rigorous food safety and sanitation standards that we continuously follow and are verified by a third-party firm.  These operational changes include, among others, the following:

•	Our current policy calls for face masks to be worn by any non-vaccinated employee. Face masks are worn by all employees in state and local jurisdictions where mandated.

•	Every employee goes through a wellness screening prior to starting a shift. Wellness screenings occur twice per day for all employees and are required for all vendors entering the premises.

•
We have implemented enhanced cleaning processes at all of our restaurants.  Enhanced cleaning processes include: the use of a peroxide disinfectant to clean and disinfect all dining tables and chairs between guest seating; cleaning and disinfecting throughout open hours in all points of the restaurant (including restrooms, door handles and other common surfaces).

•	We adhere to all state and local guidelines for dining capacity, guest mask requirements and social distancing. We have installed plexiglass shields at all cash stands.

•
We have robust processes for monitoring our employees’ well-being and ensuring that any known positive COVID-19 cases in our locations are addressed swiftly, with both the infected employee and any close contact employees being excluded from our restaurants under recommended quarantine procedures per CDC and Health Department guidelines.

•	For our off-premise business, we utilize tamper-evident packaging seals for online orders and offer curbside pick-up.

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

Index

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has had and may continue to have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our shareholders for an extended period of time.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, imposed unprecedented restrictions on travel, group gatherings and non-essential activities, including orders and guidance issued by U.S. federal, state and local governmental authorities, such as “social distancing” guidance, shelter-in-place orders and limitations on or full prohibitions of dine-in services. There have also been significant business closures and a substantial reduction in economic activity in the United States as a result of the COVID-19 pandemic. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the U.S. economy as a whole, as well as on the restaurant industry and our business, in particular.

In response to the COVID-19 pandemic and the orders and guidance from U.S. federal and applicable state and local governmental authorities, in March 2020 we temporarily closed the dining rooms in all of our restaurants and operated with pick-up or delivery only. As state and municipal authorities lifted or modified existing restrictions on dine-in restaurant operations in certain jurisdictions, we resumed dine-in operations. Given the recent increases in positive cases in some areas attributed to new variants of COVID-19, as well as the possibility of further increases when the traditional “cold and flu season” begins this autumn, there could be additional federal, state or local responses that restrict in-person dining and/or movement of guests or otherwise impact our business.  In addition, both our off-premise and resumed dine-in operations are being conducted under enhanced health and safety procedures and practices that are intended to ensure the safety and comfort of our employees and guests, and these enhanced measures have had and will continue to have adverse effects on our operating costs. We cannot predict how quickly or whether consumer demand for our business will return to pre-pandemic levels, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions and uncertainty, including as a result of job losses and lower discretionary income. As a result of these factors, the COVID-19 pandemic, the resulting public health response and diminished economic activity have had and may continue to have a material adverse effect on our guest traffic, sales and operating costs, and we cannot predict the duration of the pandemic or what other government responses or economic effects may occur.

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

Our suppliers have been and could continue to be adversely impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, fear of contracting COVID-19, limitations on travel or other government restrictions in connection with COVID-19 or if our suppliers face shortages that are otherwise caused or exacerbated by the COVID-19 pandemic, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions. Although we have not experienced material adverse impacts to date, additional or prolonged closures of meat processing facilities that have occurred because of COVID-19 could adversely impact our supply chain and the products that we offer. Similarly, many of the products sold in our retail operations are sourced from international suppliers, including from China, and have experienced, and will likely continue to experience, disruptions, temporary closures and worker shortages that may result in an inability to fulfill our orders timely or, in some cases, at all, which could have an adverse impact on our retail sales and margins.

Index

The COVID-19 pandemic has also resulted in significant financial market volatility and uncertainty, including material declines in the market price of our common stock.  A continuation or worsening of the levels of market disruption and volatility seen during calendar 2020 could have a further adverse effect on the market price of our common stock.  Should the market price of our common stock decline further, we may incur impairment charges to other assets, such as goodwill or other intangible or long-lived assets, which could have a further material adverse effect on our financial condition and results of operations.

Risks Related to Our Business

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

Index

Risks Related to our Capital Structure

The performance of our business as affected by the COVID-19 pandemic and the level of our indebtedness could prevent us from meeting the obligations under our revolving credit facility or the indenture governing the $300 million aggregate principal amount of 0.625% Convertible Senior Notes due 2026 (the “Notes”), maintaining sufficient liquidity to operate our business or service our debt obligations, and we cannot provide any guarantee of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.

Our consolidated indebtedness and restrictions in our revolving credit facility may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Given the significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, there are potential scenarios under which we could fail to comply with these covenants, which would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or ability to continue to service our debt obligations. If there are prolonged or worsening effects of the COVID-19 pandemic, such as continued long-term closures of our restaurants, we could be unable to generate revenues and cash flows sufficient to conduct our business, service our outstanding debt and comply with the covenants under the revolving credit facility. This could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or result in an acceleration of the maturity of a significant portion or all of our then-outstanding debt obligations, which we may be unable to repay or refinance.  A default under our credit agreement or under the indenture governing the Notes may also significantly affect our ability to obtain additional or alternative financing.  For example, the lenders’ ongoing obligation to extend credit under the revolving credit facility is dependent upon our compliance with these covenants and restrictions.

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

In recent years prior to 2020, we have increased the quarterly cash dividends on our common stock and, beginning in 2015 through 2019, we have also declared special dividends on our common stock.  In March 2020, in response to the significant reduction in our cash flows caused by the COVID-19 pandemic, our Board of Directors temporarily suspended our dividend program to preserve our liquidity.  Any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, and prospects, results of operations, business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the payment of dividends.  Furthermore, there can be no assurance that we will be able to actively repurchase our common stock, and we may discontinue plans to repurchase common stock at any time.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.

Index

Noteholders may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, all conversions of Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion.

Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Notes. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have or be able to secure financing for sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

Provisions in the indenture governing the Notes could delay or discourage a takeover of us.

Certain provisions in the Notes and the indenture governing the Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate for the Notes. In either case, and in other cases, our obligations under the Notes and the indenture governing the Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The convertible note hedge and warrant transactions may affect the value of the notes and our common stock.

In connection with the issuance of the Notes, we entered into convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Notes. We also entered into warrant transactions with the hedge counterparties collectively relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments, and for which we received premiums to partially offset the cost of entering into the hedge transactions.

The convertible note hedge transactions are expected generally to reduce or offset potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants. In connection with establishing and maintaining their initial hedges of the convertible note hedge and warrant transactions, we understand that the hedge counterparties or their respective affiliates may modify their hedge positions with respect to the convertible note hedge transactions and the warrant transactions from time to time by purchasing or selling shares of our common stock or the Notes in privately negotiated transactions or open-market transactions or by entering into or unwinding various over-the-counter derivative transactions with respect to our common stock.

The effect, if any, of these activities on the trading price of our common stock will depend on a variety of factors, including market conditions, and is uncertain at this time. Any of these activities could, however, adversely affect the trading price of our common stock.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The hedge counterparties are financial institutions, and we are subject to the risk that one or more of the hedge counterparties might default under their respective convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties is not secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such hedge counterparty.

Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by any hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.

Index

Conversion of the Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interest of existing stockholders, including noteholders who have previously converted their Notes.

At our election, if applicable, we may settle Notes tendered for conversion partly in shares of our common stock. Furthermore, the warrants evidenced by the warrant transactions are expected to be settled on a net-share basis. As a result, the conversion of some or all of the Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion of the Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

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

Risks Related to Labor and Supply Chains

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

Index

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

Our performance is dependent on attracting and retaining a large and growing number of qualified store employees.  Availability of staff varies widely from location to location.  Many staff members are in entry-level or part-time positions, typically with high rates of turnover.  High turnover of store management and staff would cause us to incur higher direct costs associated with recruiting, training and retaining replacement personnel.  Management turnover as well as general shortages in the labor pool can cause our stores to operate with reduced staff, which negatively affects our ability to provide appropriate service levels to our customers.  The market for the most qualified talent continues to be competitive and we must provide competitive wages, benefits and workplace conditions to maintain our most qualified employees.  Additionally, personal or public health concerns related to COVID-19 might make some existing team members or potential candidates reluctant to work in enclosed restaurant environments.  Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruiting and training expenses

Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation, payroll taxes and changing demographics.  Many of our employees are hourly workers whose wages are affected by increases in the federal or state minimum wage or changes to tip credits.  Tip credits are the amounts an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes.  Increases in minimum wage levels and changes to the tip credit have been made and continue to be proposed at both federal and state levels.  As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage.  If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

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

Index

Risks Related to IT Systems, Cybersecurity and Data Privacy

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

We maintain relationships with various third-party delivery apps and services such as DoorDash® and Uber Eats. Our sales may be negatively affected if these platforms are damaged or interrupted through technological failures or otherwise. The drivers fulfilling third-party delivery orders may make errors or fail to make timely deliveries such that our food or brands are poorly represented. This could cause reputational harm or adversely impact sales and customer satisfaction. Our sales through these services may also depend on the availability of delivery drivers, who are generally independent contractors.

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

Legal and Regulatory Risks

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

Index

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

Index

Our business could be negatively affected as a result of actions of activist shareholders.

The Lion Fund II, L.P., Biglari Capital Corp., First Guard Insurance Company, Southern Pioneer Property and Casualty Insurance Company, and SPP&C Holding Co., Inc., are affiliates of Sardar Biglari (“Biglari”), and are the beneficial owners of approximately 8.7% of our outstanding common stock as of June 30, 2021.  In the past, Biglari and affiliates have nominated candidates for election to our board of directors at our annual meetings of shareholders, resulting in proxy contests, and called publicly for special meetings of shareholders to consider other proposals. While Biglari and affiliates have not nominated director candidates for election at our 2021 Annual Meeting of Shareholders, the actions of Biglari and affiliates or another activist shareholder in the future, our business could be adversely affected because:

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

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock.  The shareholder rights plan is currently scheduled to expire on April 9, 2024, but would expire promptly following the 2021 Annual Meeting of Shareholders if the shareholders plan is not approved by our shareholders. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock.  The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights plan or are otherwise not approved by our Board of Directors.

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

Risks Related to Our Business Strategy

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

Index

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

We have assembled a senior management team which has substantial background and experience in the restaurant and retail industries.  Our future growth and success depends substantially on the contributions and abilities of our senior management and other key personnel, and we design our compensation programs to attract and retain key personnel and facilitate our ability to develop effective succession plans.  If we fail to attract or retain senior management or other key personnel, our succession planning and operations could be materially and adversely affected.  We must continue to recruit, retain and motivate management and other employees sufficiently to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high-quality store employees could jeopardize our ability to meet our business goals.  We have experienced and may continue to experience challenges in recruiting and retaining team members in various locations.

Strategic investments or initiatives that the Company may pursue now or in the future, may not yield their expected benefits, resulting in a loss of some or all of the Company’s investment.

The Company may, from time to time, evaluate and pursue other opportunities for growth, including through strategic investments, joint ventures, other acquisitions, and other Company initiatives, such as our recent rollout of a limited selection of beer and wine in certain locations. These initiatives involve various inherent risks, including, without limitation, general business risk, integration and synergy risk, market acceptance risk and risks associated with the potential distraction of management. Such transactions and initiatives may not ultimately create value for us or our stockholders and may harm our reputation and materially adversely affect our business, financial condition and results of operations.

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

General Risk Factors

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular will remain static in 2022, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

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

Additionally, extreme or unseasonable weather conditions in the areas where our stores are located can adversely affect our business. For example, frequent or unusually heavy snowfall, ice storms, rain storms, floods, droughts or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and can disrupt deliveries of food and supplies to our stores and thereby reduce our sales and profitability. Similarly, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our retail inventory incompatible with those unseasonable conditions, and reduced sales from such extreme or prolonged unseasonable weather conditions could adversely affect our business.  These risks may be exacerbated in the future as some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather.

In addition, natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could severely damage or destroy one or more of our stores, warehouses or suppliers located in the affected areas, thereby disrupting our business operations for a more extended period of time.

Lastly, unforeseen events, such as hostile acts (including terrorist activities and public or workplace violence), social unrest or other catastrophic events, and our ability to appropriately respond and adapt to such events could negatively impact our business, results of operations and financial condition.

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

Our business is not static – it changes periodically as a result of many factors, including, among other items discussed in other risk factors, the following:

•	increases and decreases in guest traffic, average weekly sales, restaurant and retail sales and restaurant profitability;
•	continued or increased regulations on our operations, consumer activities or social gatherings as a result of the COVID-19 pandemic;
•	the rate at which we open new stores, the timing of new store openings and the related high initial operating costs;
•	changes in advertising and promotional activities and expansion into new markets; and
•	impairment of long-lived assets and any loss on store closures.

Index

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

Index

In addition to the properties mentioned above, we own or lease the following store properties (including both our 664 Cracker Barrel Old Country Store locations and 37 locations for our MSBC locations) as of September 15, 2021:

State	Owned	Leased	State	Owned	Leased
Tennessee	29	30	California	0	6
Florida	31	44	New Jersey	0	6
Texas	19	35	Kansas	3	2
Georgia	26	26	Oregon	0	5
North Carolina	17	27	Wisconsin	5	0
Kentucky	22	16	Colorado	3	1
Alabama	19	14	Massachusetts	0	4
Virginia	15	17	New Mexico	1	3
Ohio	22	9	Utah	4	0
Indiana	20	8	Idaho	2	1
South Carolina	13	14	Iowa	3	0
Pennsylvania	8	17	Connecticut	1	1
Illinois	19	2	Montana	2	0
Missouri	14	4	Nebraska	1	1
Michigan	12	3	Nevada	0	2
Arizona	2	12	Delaware	0	1
Mississippi	10	4	Maine	0	1
Arkansas	5	7	Minnesota	1	0
Louisiana	8	2	New Hampshire	1	0
Maryland	3	6	North Dakota	1	0
New York	8	1	Rhode Island	0	1
West Virginia	3	6	South Dakota	1	0
Oklahoma	6	2		360	341

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

Index

Information about Our Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	63	President and Chief Executive Officer

P. Doug Couvillion	57	Senior Vice President and Interim Chief Financial Officer

Laura A. Daily	57	Senior Vice President, Retail

Michael T. Hackney	65	Senior Vice President, Operations

Richard M. Wolfson	55	Senior Vice President, General Counsel and Secretary

Jennifer L. Tate	50	Senior Vice President, Chief Marketing Officer

Bruce A. Hoffmeister	60	Senior Vice President, Chief Information Officer

Donna L. Roberts	46	Vice President and Chief Human Resources Officer

Kara S. Jacobs	41	Vice President, Corporate Controller and Principal Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us since 2009 and assumed her current position as President and Chief Executive Officer in September 2011, when she also became a member of our Board of Directors.  Prior to September 2011, Ms. Cochran served as our President and Chief Operating Officer since November 2010 and as our Executive Vice President and Chief Financial Officer from April 2009 to November 2010.  Before joining us in April 2009, she was the Chief Executive Officer of Books-A-Million, Inc.  Ms. Cochran has 27 years of experience in the retail industry and twelve years of experience in the restaurant industry.

Mr. Couvillion has been employed with us since 2001 and assumed his current position as Senior Vice President and interim Chief Financial Officer in January 2021.  From 2001 to 2021, he served in various capacities including Senior Vice President of Sourcing and Supply Chair, Vice President of Supply Chain and Quality Assurance and Corporate Controller and Principal Accounting Officer. During 2021, Mr. Couvillion assumed the role of Interim Chief Financial Officer. Mr. Couvillion has 26 years of experience in the restaurant industry and 19 years of experience in the retail industry.

Ms. Daily has been employed with us as Senior Vice President, Retail since May 2012.  Prior to May 2012, she served as Vice President for Ballard Designs, an internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company.  She has over 27 years of experience as a merchant with a number of retail organizations.

Mr. Hackney has been employed with us since 2010 and assumed his current position in April 2019.  From 2010 to 2019, he served in various capacities in both operations and home office functions including Regional Vice President, Vice President of Training and Leadership and Vice President of People and Talent.  Mr. Hackney has over 41 years of experience in the restaurant industry.

Mr. Wolfson has been employed with us in his current capacity since July 2017.  From January 2006 to April 2017, he served as Vice President, General Counsel and Corporate Secretary at CLARCOR Inc., an industrial company.  From 2001 to 2006, he was a partner of the InterAmerican Group, an advisory services and private equity firm.  Mr. Wolfson has over 28 years of legal experience.

Index

Ms. Tate joined us in September 2020 as Senior Vice President, Chief Marketing Officer.  Prior to joining us, she held various positions with Darden Restaurants, Inc., since March 2010, including serving as Executive Vice President and Chief Marketer for Olive Garden.  Prior to joining Darden Restaurants, Inc., she served as the Senior Brand Manager of Pizza Hut for Yum! Brands from October 2007 to March 2010 and as the Brand Manager for Frito-Lay from August 2002 to October 2007.  Ms. Tate has 19 years of experience in the restaurant industry.

Mr. Hoffmeister joined us in January 2021 as Senior Vice President and Chief Information Officer. Prior to joining us, he worked at Marriott international for over 30 years where he served in a number of finance and technology executive positions, including Senior Vice President of Lodging Finance, Senior Vice President of Global Revenue Management and his most recent role as Global Chief Information Officer.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 7,256 shareholders of record as of September 15, 2021.

See Note 7 to Consolidated Financial Statements with respect to dividend restrictions.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2021 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Index

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended July 30, 2021 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.  All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
5/1/21 – 5/28/21	—	$—	—	—
5/29/21 – 6/25/21	232,543	$150.51	232,543	—
6/26/21 – 7/30/21	—	$—	—	—
Total for the quarter	232,543	$150.51	252,543	—

(1)
In response to the COVID-19 pandemic, in March 2020, the Company temporarily suspended all share repurchases until the fourth quarter of 2021 when shares of the Company’s common stock were repurchased in conjunction with the Company’s offering and sale of $300 million aggregate principal amount of 0.625% convertible Senior Notes due 2026.

(2)	Average price paid per share is calculated on a settlement basis.

On September 15, 2021, our Board of Directors approved the repurchase of up to $100,000 of our common stock, with such authorization to expire on October 7, 2022, to the extent it remains unused.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Overview – a general description of our business, the restaurant and retail industries, our key performance indicators and the Company’s performance in 2021.
•	Results of Operations – an analysis of our consolidated statements of income (loss) for the three years presented in our Consolidated Financial Statements.
•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

Index

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 15, 2021, the Company operated 664 Cracker Barrel stores located in 45 states.  Effective October 19, 2019, the Company acquired 100% ownership of Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept.  As of September 15, 2021, the Company operated 37 owned MSBC locations, and there were an additional seven franchised locations open, located in seven states.

COVID-19 Impact and Company Response

Despite experiencing improvements in conditions during 2021 from the initial wave of infections and public health response during the second half of 2020, the COVID-19 pandemic continued to negatively impact our sales and traffic as a result of both changes in consumer behavior and federal, state and local governmental authorities’ continuation of various restrictions on travel, group gatherings and dine-in services.  During 2021, dining room service was operational to varying degrees in most markets where we operate, yet most locations were impacted at times during the year by capacity restrictions, social distancing guidelines and decreased consumer demand for in-person dining.  As of September 15, 2021, all of our stores were open for dine-in service.

In response to the COVID-19 pandemic, we instituted operational protocols to comply with applicable regulatory requirements to protect the health and safety of employees and guests, and we implemented a number of strategies to support the recovery of our business and navigate through the uncertain environment.  We continue to focus on growing our off-premise business and investing in our digital infrastructure to improve the guest experience in the face of these ongoing challenges. However, it is possible that renewed outbreaks or increases in cases, either as part of a national trend or on a more localized basis, could result in additional capacity restrictions or limit our dine-in services.

Restaurant and Retail Industries

Our stores operate in both the restaurant and retail industries in the United States.  The restaurant and retail industries are highly competitive with respect to quality, variety and price of the food products, availability of carryout and home delivery, internet and mobile ordering capabilities and retail merchandise offered.  We compete with a significant number of national and regional restaurant and retail chains.  Additionally, there are many segments within the restaurant industry, such as family dining, casual dining, full-service, fast casual and quick service, which often overlap and provide competition for widely diverse restaurant concepts.  Cracker Barrel primarily operates in the full-service segment of the restaurant industry, and our growing MSBC concept operates in the fast casual segment.  Competition also exists in securing prime real estate locations for new stores, in hiring qualified employees, in advertising, in the attractiveness of facilities and with competitors having similar menu offerings or convenience features.  The restaurant and retail industries are often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.

Additionally, economic, seasonal and weather conditions affect the restaurant and retail industries.  Adverse economic conditions and unemployment rates affect consumer discretionary income and dining and shopping habits.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby contributing to higher profits in our fourth quarter.  Retail sales, which are made substantially to our restaurant guests, are historically strongest in the second quarter, which includes the holiday shopping season.  Severe weather also affects restaurant and retail sales adversely from time to time.  Furthermore, we are not able to predict the impact that the ongoing COVID-19 pandemic may continue to have on the seasonality of our business.

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

Index

•
Comparable store restaurant sales increase/(decrease): To calculate comparable store restaurant sales increase/(decrease), we determine total restaurant sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store restaurant sales for the current year period from total comparable store restaurant sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store restaurant sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store restaurant sales for the historical period.

•
Comparable store average restaurant sales: To calculate comparable store average restaurant sales, we determine total restaurant sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks, and divide by the number of comparable stores for the applicable period.

•
Comparable store retail sales increase/(decrease): To calculate comparable store retail sales increase/(decrease), we determine total retail sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store retail sales for the current year period from total comparable store retail sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store retail sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store retail sales for the historical period.

•
Comparable store retail average weekly sales: To calculate comparable store average retail sales, we determine total retail sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks, and divide by the number of comparable stores for the applicable period.

•
Comparable restaurant guest traffic increase/(decrease): To calculate comparable restaurant guest traffic increase/(decrease), we determine the number of entrees sold in our dine-in and off-premise business from stores open at least six full quarters at the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total entrees sold for the current year period from total entrees sold for the applicable historical period to calculate the absolute numerical change. To calculate comparable restaurant guest traffic increase/(decrease), which we express as a percentage, we divide the absolute numerical change by the total entrees sold for the historical period.

•
Average check increase per guest: To calculate average check per guest, we determine comparable store restaurant sales, as described above, and divide by comparable guest traffic (as described above). We then subtract average check per guest for the current year period from average check per guest for the applicable historical period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year average check number to calculate average check increase per guest, which we express as a percentage.

These performance indicators exclude the impact of new store openings and sales related to MSBC and Holler & Dash Biscuit HouseTM (“Holler & Dash”), since we acquired MSBC in the first quarter of 2020, and we have converted our Holler & Dash locations into MSBC locations.

We use comparable store sales metrics as indicators of sales growth to evaluate how our established stores have performed over time. We use comparable restaurant guest traffic increase/(decrease) to evaluate how established stores have performed over time, excluding growth achieved through menu price and sales mix change. Finally, we use average check per guest to identify trends in guest preferences, as well as the effectiveness of menu changes. We believe these performance indicators are useful for investors to provide a consistent comparison of sales results and trends across comparable periods within our core, established store base, unaffected by results of store openings, closings, and other transitional changes.

Company Performance in 2021

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage and build on that strength as a core component of our business strategy.

Index

Our long-term strategy includes the following:

•
Enhancing the Core business to drive sustainable sales growth and continued business model improvements. During 2021, we focused on driving topline sales despite the challenging environment brought on by the COVID-19 pandemic by accelerating our off-premise business, introducing craveable, signature food, and improving the employee and guest experience. Additionally, during 2021 we continued to make progress on key strategic initiatives such as continuing the rollout of beer and wine to our stores, investments in our digital capabilities, and upgrades to our point of sale system.

•	Expanding the Footprint by building profitable new stores in both core and developing markets. In 2021, we opened two new Cracker Barrel locations and two new MSBC locations.

•
Extending the Brand to further drive shareholder value creation by developing new platforms to drive growth, such as our acquisition of MSBC in 2020 and continued integration of that concept into the Company in 2021.

Additionally, during 2021, we continued our focus on generating shareholder returns by reinstating our regular quarterly dividend. Like many companies in the restaurant and retail industries, we had temporarily suspended our quarterly cash dividend as a result of the exigencies of the COVID-19 pandemic. In the fourth quarter of 2021, we declared (and subsequently paid in the first quarter of 2022) a dividend at $1.00 per share.

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

	Relationship to Total Revenue
	2021	2020	2019
Total revenue	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.7	30.9	30.3
Labor and other related expenses	34.8	36.7	35.1
Other store operating expenses	24.0	24.4	20.4
General and administrative	5.2	5.8	5.0
Gain on sale and leaseback transactions	(7.7)	(2.8)	—
Impairment	—	0.9	—
Operating income	13.0	4.1	9.2
Interest expense	2.0	0.9	0.5
Income before income taxes	11.0	3.2	8.7
Provision for income taxes (income tax benefit)	2.0	(1.1)	1.4
Net loss from unconsolidated subsidiary	—	(5.6)	—
Net income (loss)	9.0	(1.3)	7.3

Index

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2021	2020	2019
Revenue in dollars(1):
Restaurant	$2,227,246	$2,032,030	$2,482,377
Retail	594,198	490,762	589,574
Total revenue	$2,821,444	$2,522,792	$3,071,951
Total revenue percentage increase (decrease)	11.8%	(17.9%)	1.4%
Total revenue by percentage relationships:
Restaurant	78.9%	80.5%	80.8%
Retail	21.1%	19.5%	19.2%
Comparable number of stores	655	646	640
Comparable store sales averages per store: (1)
Restaurant	$3,312	$3,065	$3,784
Retail	890	737	891
Total	$4,202	$3,802	$4,675
Restaurant average weekly sales (2)	$63.4	$58.4	$72.4
Retail average weekly sales (2)	17.2	14.3	17.2
Average check increase	3.1%	2.7%	3.3%
Comparable restaurant guest traffic increase/(decrease) (3)	5.3%	(21.6%)	(0.7%)

(1) Comparable store averages exclude MSBC and Holler & Dash.
(2) Average weekly sales are calculated by dividing net sales by operating weeks and include all stores except for MSBC and Holler & Dash.
(3) Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC and Holler & Dash.

Total revenue benefited from the opening of four new units in 2021, five new units in 2020, and eight new units in 2019, partially offset by the closing of one unit in 2021, two units in 2020 and one unit in 2019.

Despite experiencing improvements in conditions during 2021 from the initial wave of infections and public health response during the second half of 2020, the COVID-19 pandemic continued to negatively impact our sales and traffic as a result of both changes in consumer behavior and federal, state and local governmental authorities’ continuation of various restrictions on travel, group gatherings and dine-in services.  Dining room service was operational to varying degrees in 2021, yet most locations were impacted at times during the year by capacity restrictions, social distancing guidelines, and decreased consumer demand for in-person dining. The total revenue decrease for 2020 as compared to 2019 was primarily the result of all of our restaurant operations being limited to pick-up and delivery orders with no dine-in service for a portion of the third quarter of 2020, the related significant decline in restaurant guest traffic, restrictions mandated by federal, state and local governments in the United States to mitigate the spread of COVID-19 and the related changes in consumer behavior.  The total revenue decrease was partially offset by our subsequent resumption of dine-in services at a number of our Cracker Barrel stores and the acceleration of our off-premise business, which benefited from a number of operational improvements implemented to support that business’s growth.

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase (Decrease)
	2021 vs 2020	2020 vs 2019
	(655 Stores)	(646 Stores)
Restaurant	8.4%	(18.9)%
Retail	20.9	(17.1)
Restaurant & Retail	10.8%	(18.6)%
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year, are measured on comparable calendar weeks and exclude MSBC and Holler & Dash.

Index

Our comparable store restaurant sales increase in 2021 from 2020 resulted from an average check increase of 3.1% (including a 2.1% average menu price increase) and an increase in guest traffic of 5.3%.

In 2020, our comparable store restaurant sales, comparable retail sales and comparable restaurant guest traffic were negatively affected by the COVID-19 pandemic as all dining rooms were closed beginning the week of March 27, 2020 and only certain restaurants resumed dine-in operations with limited capacity beginning at the end of April 2020. Our comparable store restaurant sales decrease in 2020 from 2019 resulted from a decrease in guest traffic of 21.6% partially offset by an average check increase of 2.7% (including a 1.8% average menu price increase).

Our retail sales are made substantially to our restaurant guests.  The increase in our comparable store retail sales in 2021 from 2020 resulted primarily from the guest traffic increase and strong performance in the toys, apparel and accessories, food and convenience and décor merchandise categories. The decrease in our comparable store retail sales in 2020 from 2019 resulted primarily from the impact of the COVID-19 pandemic and resulting dining room closures and restrictions which caused a marked decline in guest traffic.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2021	2020	2019
Cost of Goods Sold:
Restaurant	$567,825	$515,663	$628,761
Retail	297,436	264,274	302,316
Total Cost of Goods Sold	$865,261	$779,937	$931,077

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:

	2021	2020	2019
Restaurant Cost of Goods Sold	25.5%	25.4%	25.3%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in 2021 as compared to 2020 was primarily the result of commodity inflation of 2.4% partially offset by lower food waste and a decrease in employee discounts. Lower food waste and the decrease in employee discounts both accounted for decreases of 0.1%.  Restaurant cost of goods sold as a percentage of restaurant revenue increased slightly in 2020 from 2019.

We presently expect the rate of commodity inflation to be mid-to-high single digits in 2022 as compared to 2.4% in 2021.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:
	2021	2020	2019
Retail Cost of Goods Sold	50.1%	53.8%	51.3%

The decrease in retail cost of goods sold as a percentage of retail revenue in 2021 as compared to 2020 resulted from lower markdowns, higher initial margin, lower freight expense, the change in the provision for obsolete inventory and lower inventory shrinkage partially offset by an increase in discounts and allowances.

2020 to 2021 (Decrease) Increase as a Percentage of Total Revenue
Markdowns	(2.9%)
Higher initial margin	(0.3%)
Freight expense	(0.3%)
Provision for obsolete inventory	(0.2%)
Inventory shrinkage	(0.2%)
Discounts and allowances	0.2%

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

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and other related expenses as a percentage of total revenue for the past three years:

	2021	2020	2019
Labor and other related expenses	34.8%	36.7%	35.1%

The year-to-year percentage change from 2020 to 2021 resulted primarily from the following:

2020 to 2021 (Decrease) Increase as a Percentage of Total Revenue
Store management compensation	(1.5%)
Miscellaneous wages	(0.8%)
Employee health care expenses	(0.2%)
Store bonus expense	(0.1%)
Store hourly labor	0.8%

In general, during 2021 as compared to 2020, certain expenses as a percentage of total revenue materially decreased as a function of the significant increase in total revenue and increased operations. In particular, the decreases in store management compensation, miscellaneous wages, and store bonus expense as a percentage of total revenue in 2021 as compared to 2020 were primarily driven by the increases in total revenue in 2021.

Lower employee health care expenses as a percentage of total revenue in 2021 as compared to 2020 resulted primarily from both lower claims activity and the increase in total revenue in 2021.

The increase in store hourly labor in 2021 as compared to 2020 as a percentage of total revenue resulted primarily from wage inflation exceeding menu price increases.

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

Index

Higher employee health care expenses as a percentage of total revenue in 2020 as compared to 2019 resulted primarily from higher claims activity.

The decrease in store hourly labor as a percentage of total revenue in 2020 as compared to 2019 resulted primarily from lower usage of hourly employees due to reduced operations caused by the COVID-19 pandemic.

The decrease in store bonus expense as a percentage of total revenue in 2020 as compared to 2019 resulted from lower performance against financial objectives in 2020 as compared to 2019 due to the impact of the COVID-19 pandemic.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are depreciation and amortization, operating supplies, utilities, repairs and maintenance, advertising, rent, credit card and gift card fees, real and personal property taxes and general insurance.  The following table highlights other store operating expenses as a percentage of total revenue for the past three years:

	2021	2020	2019
Other store operating expenses	24.0%	24.4%	20.4%

The year-to-year percentage change from 2020 to 2021 resulted from the following:

2020 to 2021 (Decrease) Increase as a Percentage of Total Revenue
Depreciation	(0.8%)
Real and personal property taxes	(0.2%)
Utilities	(0.1%)
Preopening	(0.1%)
Loss on asset disposition	(0.1%)
Advertising	(0.1%)
Rent	0.6%
Other store expenses	0.4%

In general, during 2021 as compared to 2020, certain expenses as a percentage of total revenue materially decreased by the significant increase in total revenue and increased operations. In particular, the decreases in depreciation expense, real and personal property taxes, and advertising expense as a percentage of total revenue for 2021 as compared to 2020 were primarily driven by the increase in total revenue in 2021.

The decrease in utilities expense as a percentage of total revenue for 2021 as compared to 2020 was primarily driven by the increase in total revenue in 2021 partially offset by higher natural gas, electricity, and water rates.

The decrease in preopening expenses as a percentage of total revenue for 2021 as compared to 2020 resulted primarily from the timing of new store openings.

The decrease in loss on asset disposition as a percentage of total revenue for 2021 as compared to 2020 resulted primarily from increased repair and maintenance activity for equipment as opposed to asset disposal.

The increase in rent expense as a percentage of total revenue for 2021 as compared to 2020 resulted primarily from the sale and leaseback transaction involving 62 of our owned Cracker Barrel stores completed on August 4, 2020.  The aggregate initial annual rent payment for these properties is approximately $10,393.  Additionally, the related rent expense includes $12,735 recorded in 2021 for the non-cash amortization of the asset recognized from the gain on the Company’s sale and leaseback transactions. See Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s sale and leaseback transactions.

The increase in other store expenses as a percentage of total revenue for 2021 as compared to 2020 resulted primarily from costs associated with the growth in our off-premise business.

Index

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

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past three years:

	2021	2020	2019
General and administrative expenses	5.2%	5.8%	5.0%

The year-to-year percentage change from 2020 to 2021 resulted from the following:

2020 to 2021 (Decrease) Increase as a Percentage of Total Revenue
Payroll and related expenses	(0.5%)
Professional fees	(0.2%)
Depreciation expense	(0.1%)
Travel expense	(0.1%)
Incentive compensation expense	0.3%

The decreases in payroll and related expense and travel expense as a percentage of total revenue in 2021 as compared to 2020 were primarily driven by cost savings initiatives implemented in response to the COVID-19 pandemic and the increase in total revenue in 2021.

The decrease in professional fees as a percentage of total revenue in 2021 as compared to 2020 was primarily driven by lower fees related to sale and leaseback transactions partially offset by additional proxy expenses related to the proxy contest initiated by affiliates of Sardar Biglari in connection with the Company’s 2020 annual shareholders meeting held on November 19, 2020.

The decrease in depreciation expense as a percentage of total revenue in 2021 as compared to 2020 was primarily driven by the increase in total revenue in 2021.

The increase in incentive compensation as a percentage of total revenue in 2021 as compared to 2020 was primarily driven by better performance against financial objectives in 2021 as compared to 2020.

Index

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

Gain on Sale and Leaseback Transactions

On July 29, 2020, we entered into a sale and leaseback transaction involving 64 of our owned Cracker Barrel properties and recorded a gain of $69,954.  On August 4, 2020, we entered into a second sale and leaseback transaction involving 62 of our owned Cracker Barrel stores and recorded a gain of $217,722. See Note 11 to the Consolidated Financial Statements for additional information regarding these sale and leaseback transactions.

Impairment

During the third and fourth quarters of 2020, we determined that certain Cracker Barrel and MSBC locations were impaired, resulting in impairment charges of $22,496.  These locations were impaired because of declining operating performance and resulting negative cash flow projections as a result of the impact of the COVID-19 pandemic.  It is possible that we may recognize additional impairment as a result of the unknown impacts of the COVID-19 pandemic and our response. The Company did not incur impairment charges in 2021 or 2019.

Interest Expense

The following table highlights interest expense for the past three years:

	2021	2020	2019
Interest expense	$56,108	$22,327	$16,488

The year-to-year increase in 2021 from 2020 resulted primarily from the costs associated with termination of interest rate swaps, higher weighted average debt levels caused by our borrowing under our 2019 Revolving Credit Facility in response to the COVID-19 pandemic, higher weighted average interest rates, and the cessation of interest income on Punch Bowl Social (“PBS”) promissory notes written off in the third quarter of 2020. Additionally, as part of our amendment to the 2019 Revolving Credit Facility in the third quarter of 2021, we incurred additional interest expense of $452 related to the write-off of deferred financing costs and we incurred interest expense of $768 related to the amortization of the original issue discount on our Notes.

The year-to-year increase in 2020 from 2019 resulted primarily from materially higher debt levels caused by our borrowing of the remaining available amount under our 2019 Revolving Credit Facility in March 2020 and exercising the accordion feature under the 2019 Revolving Credit Facility to borrow an additional amount in response to the COVID-19 pandemic and higher weighted average interest rates.

We presently expect our interest expense for 2022 to be approximately $9,000.

Index

Provision for Income Taxes (Income Tax Benefit)

The following table highlights the provision for income taxes (income tax benefit) as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2021	2020	2019
Effective tax rate	18.0%	(35.3%)	16.1%

The increase in our effective tax rate from 2020 to 2021 is primarily the result of the increase in income before income tax. The decrease in our effective tax rate from 2019 to 2020 is primarily due to the tax benefits from the net loss recorded for PBS and a large reduction in income before income taxes relative to a modest reduction in the tax credits.

We presently expect our effective tax rate for 2022 to be approximately 18%.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2021	2020	2019
Net cash provided by operating activities	$301,903	$161,002	$362,796
Net cash provided by (used in) investing activities	78,330	(157,226)	(241,574)
Net cash provided by (used in) financing activities	(672,636)	396,336	(198,994)
Net increase (decrease) in cash and cash equivalents	$(292,403)	$400,112	$(77,772)

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at July 30, 2021 and borrowings under our 2019 Revolving Credit Facility, were sufficient to finance all of our growth, share repurchases, dividend payments, working capital needs, interest payments under our revolving credit facility and other cash payment obligations in 2021. We believe that cash at July 30, 2021, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans, debt service and working capital needs for 2022.

Cash Generated from Operations

The increase in net cash flow provided by operating activities in 2021 from 2020 primarily reflected the timing of payments for accounts payable and certain taxes and lower bonus payments made in 2021 as a result of the prior year impact of the COVID-19 pandemic on our operations in 2020.

The decrease in net cash flow provided by operating activities in 2020 from 2019 primarily reflected the negative impact on our operations caused by the COVID-19 pandemic and the timing of payments for accounts payable.

Capital Expenditures and Proceeds from Sale of Property and Equipment

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:

	2021	2020	2019
Capital expenditures, net of proceeds from insurance recoveries	$70,130	$296,008	$137,540

Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and strategic initiatives.  On July 29, 2020, we entered into an agreement with the original lessor and a third party financier to obtain ownership of 64 Cracker Barrel properties and simultaneously entered into a sale and leaseback transaction with the financier.  The decrease in capital expenditures in 2021 from 2020 resulted primarily from a similar transaction in 2021 as well as decreases in new store construction, store remodels and other similar cost-saving measures in response to the COVID-19 pandemic and lower capital expenditures for existing stores partially offset by higher capital expenditures for strategic initiatives.

Index

The increase in capital expenditures in 2020 from 2019 resulted primarily from the July 29, 2020 transaction discussed above partially offset by lower capital expenditures for strategic initiatives.

We estimate that our capital expenditures during 2022 will be approximately $120,000. This estimate includes the acquisition of sites and construction costs of new Cracker Barrel stores and MSBC locations that we plan to open during 2022, as well as acquisition and construction costs for store locations to be opened in 2022.  We intend to fund our capital expenditures with cash generated by operations and cash on hand as the result of borrowings under our revolving credit facility, as necessary.

The following table presents our proceeds from sale of property and equipment for the last three years:

	2021	2020	2019
Proceeds from sale of property and equipment	$149,960	$207,253	$151

On August 4, 2020, we completed a sale and leaseback transaction involving 62 Cracker Barrel stores.  The decrease in proceeds from sale of property and equipment in 2021 from 2020 primarily relates to the proceeds from the August 4, 2020 sale and leaseback transactions being lower than the July 29, 2020 sale and leaseback transaction. The increase in proceeds from sale of property and equipment in 2020 from 2019 also relates to the sale and leaseback transaction entered into on July 29, 2020.

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

Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with PBS, a food, beverage and entertainment concept, by purchasing a non-controlling equity interest in the concept.  The PBS concept was developed to focus on made-from-scratch food, a craft beverage program and social gaming.  We believed the investment in PBS provided a growth vehicle to deliver additional shareholder value and extend our footprint into a complementary market segment.  During the onset of the COVID-19 pandemic, PBS Holdco’s wholly-owned subsidiary and principal operating company, PBS BrandCo, LLC (“Brandco”) suffered unsustainable disruption to its business across the chain and suspended all operations.  On March 20, 2020, the primary lender under Brandco’s secured credit facility (“Lender”) provided notice of the Lender’s intention to foreclose on its collateral interest in Brandco unless Cracker Barrel repaid or unconditionally guaranteed the indebtedness.  For reasons previously disclosed in our public filings, we determined not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS and recorded a non-cash impairment charge on our investment of $132,878.

During the course of the pandemic, the Lender unsuccessfully sought a buyer for Brandco and its assets, culminating in Brandco filing a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in December 2020.  In April 2021, the United States Bankruptcy Court for the District of Delaware approved a plan of liquidation of Brandco, pursuant to which the Lender purchased Brandco and certain of its assets and liabilities for a purchase price of approximately $32,000, none of which proceeds were attributable to the Company’s interest in PBS.  Following the completion of this sale transaction, the Company’s remaining interest in PBS was determined to have no remaining value.

Borrowing Capacity, Debt Covenants and Notes

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

Index

The following table highlights our borrowing capacity and outstanding borrowings under the 2019 Revolving Credit Facility, our standby letters of credit and our borrowing availability under the 2019 Revolving Credit Facility as of July 30, 2021:

July 30, 2021
Borrowing capacity under the 2019 Revolving Credit Facility	$800,000
Less: Outstanding borrowings under the 2019 Revolving Credit Facility	85,000
Less: Standby letters of credit*	31,896
Borrowing availability under the 2019 Revolving Credit Facility	$683,104
*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and securing our sale and leaseback transactions entered into on July 29, 2020 and August 4, 2020.  Our standby letters of credit reduce our borrowing availability under the 2019 Revolving Credit Facility.

During 2021, we repaid $924,395 under the 2019 Revolving Credit Facility and borrowed an additional $60,000 under the 2019 Revolving Credit Facility. During 2020, we borrowed $801,395 under the 2019 Revolving Credit Facility to fund our dividend payments, acquisition of MSBC, other working capital needs and to provide flexibility as a result of the uncertainty caused by the COVID-19 pandemic.  During 2020, we repaid $252,000 of the borrowings.

Our 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.  We were in compliance with the 2019 Revolving Credit Facility’s financial covenants at July 30, 2021, and we expect to be in compliance with the 2019 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

On June 18, 2021, the Company entered into an issuance and sale of $300,000 aggregate principal amount of 0.625% Convertible Senior Notes due 2026.  The Notes are senior, unsecured obligations of the Company and bear cash interest at a rate of 0.625% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes mature on June 15, 2026, unless earlier converted, repurchased or redeemed.  Net proceeds from the Notes were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

In connection with the issuance of the Notes, the Company entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with certain of the initial purchasers of the Notes  and/or their respective affiliates and other financial institutions (in this capacity, the “Hedge Counterparties”), which cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the Notes. Concurrently with the Company’s entry into the Convertible Note Hedge Transactions, the Company also entered into separate, privately negotiated warrant transactions with the Hedge Counterparties collectively relating to the same number of shares of the Company’s common stock underlying the Notes, subject to customary anti-dilution adjustments, and for which the Company received premiums that partially offset the cost of entering into the Convertible Note Hedge Transactions (the “Warrant Transactions”).  The portion of the net proceeds to the Company from the offering of the Notes that was used to pay the premium on the Convertible Note Hedge Transactions, net of the proceeds to the Company from the Warrant Transactions, was approximately $30,300.

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

Index

To preserve available cash during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, we deferred the payment of the dividend of $1.30 per share declared in the third quarter of 2020 until September 2, 2020 to shareholders of record on August 14, 2020 and temporarily suspended future dividend payments.  In the fourth quarter of 2021, in light of the ongoing recovery from the COVID-19 pandemic, our Board of Directors resumed our dividend program and declared a dividend payable on August 6, 2021 to shareholders of record on July 16, 2021 of $1.00 per share. Additionally, on September 15, 2021, the Board declared a dividend of $1.30 per share payable on November 9, 2021 to shareholders on record on October 22, 2021. In 2019, we also paid a special dividend of $3.00 per share.

The following table highlights the dividends per share we paid for the last three years:

	2021	2020	2019
Dividends per share paid	$1.30	$3.90	$8.00

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments.  Subject to the limits imposed by our revolving credit facility, in 2019, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $25,000.   Additionally, in the fourth quarter of 2019, our Board of Directors increased the share repurchase authorization to $50,000.  In the third quarter of 2020, our Board of Directors approved the repurchase of up to an additional $25,000.  This authorization was effective immediately and replaced the $50,000 share repurchase authorization which had been expended.  In response to the COVID-19 pandemic, however, we temporarily suspended all share repurchases until the fourth quarter of 2021 when 232,543 shares of our common stock were repurchased at an aggregate cost of $35,000 in conjunction with the Company’s offering and sale of the Notes. Additionally, on September 15, 2021, our Board of Directors authorized share repurchases up to $100,000 of the Company’s outstanding common stock. In 2020, we repurchased 378,974 shares of our common stock in the open market at an aggregate cost of $55,007.  In 2019, we did not repurchase any shares of our common stock.

In 2021, 2020 and 2019, related tax withholding payments on the vesting of certain share-based compensation awards resulted in a net use of cash of $2,282, $2,160, and $2,497, respectively.

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

The following table highlights our working capital deficit:

	2021	2020	2019
Working capital (deficit)	$(111,666)	$191,956	$(150,094)

The change in working capital at July 30, 2021 compared to July 31, 2020 primarily reflected the decrease in cash and timing of payments for certain taxes.  The decrease in cash resulted primarily from higher debt repayments partially offset by lower capex spending, cash generated from operations and lower dividend payments.

Index

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

Material Commitments

Our contractual cash obligations and commitments as of July 30, 2021, are summarized in the tables below:

		Payments due by Years
Contractual Obligations (a)	Total	2022	2023-2024	2025-2026	After 2026
2019 Revolving Credit Facility (b)	$85,000	$—	$85,000	$—	$—
Convertible Debt (c)	309,375	1,875	3,750	303,750	—
Leases (d)	1,237,088	86,992	142,379	122,730	884,987
Purchase obligations (e)	55,481	51,734	1,402	546	1,799
Other long-term obligations (f)	39,380	-—	4,758	95	34,527
Total contractual cash obligations	$1,726,324	$140,601	$237,289	$427,121	$921,313

Index

	Amount of Commitment Expirations by Years
	Total	2022	2023-2024	2025-2026	After 2026
2019 Revolving Credit Facility(b)	$800,000	$—	$800,000	$—	$—
Convertible Debt (c)	300,000	—	—	300,000	—
Standby letters of credit(g)	31,896	6,394	25,502	—	—
Total commitments	$1,131,896	$6,394	$825,502	$300,000	$—
(a)
At July 30, 2021, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.  As such, the liability for uncertain tax positions of $22,232 is not included in the contractual cash obligations and commitments table above.

(b)
Our 2019 Revolving Credit Facility expires on September 5, 2023.  Using a projected interest rate and the outstanding borrowings at July 30, 2021, we anticipate having interest payments of $3,221 and $3,194 in 2022 and 2023-2024, respectively. The projected interest rate for our outstanding borrowings is the LIBOR rate at July 30, 2021 of 0.18% plus our current credit spread of 3.00%.  Based on our outstanding borrowings and our standby letters of credit at July 30, 2021 and our current unused commitment fee as defined in the 2019 Revolving Credit Facility, our unused commitment fees in 2022 and 2023-2024 would be $2,763 and $3,051, respectively; however, the actual amount will differ based on actual usage of the 2019 Revolving Credit Facility.

(c)
Our $300,000 aggregate principal amount of 0.625% Convertible Senior Notes mature on June 15, 2026. The Notes bear cash interest at an annual rate of 0.625%, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021.

(d)	Includes base lease terms and certain optional renewal periods for which, at the inception of the lease, it is reasonably certain that we will exercise.
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

Index

(f)
Other long-term obligations include our Non-Qualified Savings Plan ($32,527, with a corresponding long-term asset to fund the liability; see Note 14 to the Consolidated Financial Statements), Deferred Compensation Plan ($2,000) and our long-term incentive plans ($4,853).

(g)
Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and securing our sale and leaseback transactions entered into on July 29, 2020 and August 4, 2020.  Our standby letters of credit reduce our borrowing availability under the 2019 Revolving Credit Facility.

Recent Accounting Pronouncements Adopted and Not Yet Adopted

See Note 2 to the accompanying Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted.  The adoption of accounting guidance discussed in Note 2 did not have a significant impact on our consolidated financial position or results of operations. Regarding the accounting guidance not yet adopted, with the exception of the accounting guidance for convertible instruments, we do not expect the accounting guidance will have a significant impact on the Company’s financial position or results of operations.  The adoption of the accounting guidance for convertible instruments will increase long-term debt and decrease equity on the Consolidated Balance Sheet by the amount of the equity component of convertible notes recognized in equity.  Additionally, the if-converted method for calculating diluted earnings per share instead of the treasury stock method will be applied.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At July 30, 2021 and July 31, 2020, our outstanding borrowings totaled $85,000 and $949,395, respectively (see Note 7 to our Consolidated Financial Statements).  Loans under the 2019 Revolving Credit Facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 7, 8 and 11 to our Consolidated Financial Statements).  To manage this risk in a cost-efficient manner, historically, we have entered into interest rate swaps. During the fourth quarter of 2021, we terminated all of our interest rate swaps. See Note 8 to our Consolidated Financial Statements for further discussion of our interest rate swaps.  Additionally, we issued and sold the Notes, which bear cash interest at a fixed rate of 0.625% per annum.

At July 30, 2021, the weighted average interest rate of our outstanding $85,000 borrowings was 3.18%. At July 31, 2020, $400,000 of our outstanding borrowings were swapped at a weighted average interest rate of 5.36%; the weighted average interest rate on the remaining $549,395 of our outstanding borrowings was 3.79%.

The impact of a one-percentage point increase in the $85,000 of our outstanding borrowings at July 30, 2021 is approximately $860.

Credit Risk.  In June 2021, the Company issued the Notes and entered into the Convertible Note Hedge Transactions and the Warrant Transactions with the Hedge Counterparties.  Subject to the movement in the Company’s common stock price, the Company could be exposed to credit risk arising out of the net settlement of the Convertible Note Hedge Transactions and the Warrant Transactions in its favor.  Based on the Company’s review of the possible net settlements and the creditworthiness of the Hedge Counterparties and their affiliates, the Company believes it does not have a material exposure to credit risk as a result of these transactions at this time.

Index

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2021 and 2020:

	Percentage of Food Purchases
	2021	2020
Beef	15%	13%
Fruits and vegetables	13%	12%
Dairy (including eggs)	12%	12%
Poultry	12%	10%
Pork	11%	10%

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

Index

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and subsidiaries (the "Company") as of July 30, 2021, and July 31, 2020, the related consolidated statements of income (loss), consolidated statements of comprehensive income (loss), consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows, for each of the three years in the period ended July 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 30, 2021, and July 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases using the modified retrospective adoption on August 3, 2019 due to the adoption of Accounting Standards Codification Topic 842, “Leases”.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Commitments and Contingencies—Insurance Reserves—Refer to Notes 2 and 17 to the financial statements

Critical Audit Matter Description

The Company self‐insures a significant portion of its workers’ compensation and general liability program and records a reserve for all unresolved claims and an estimate of incurred but not reported (IBNR) claims. These reserves and estimates of IBNR claims are based upon a full‐scope actuarial study performed annually by management’s specialist at the end of the third quarter and are adjusted by the actuarially determined losses and actual claims payments for the fourth quarter. The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate. Using this information, the Company records the expected losses in the lower half of the range, which is discounted to present value using a risk‐free interest rate. The Company also monitors actual claims development as another means of estimating the adequacy of the historical reserves.

Index

We identified insurance reserves as a critical audit matter because estimating the reserve for all unresolved claims and IBNR claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether insurance reserves were appropriately recorded as of July 30, 2021.

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
-
Testing the underlying data that served as the basis for the actuarial analysis, including reconciling the claims data to the actuarial analysis, testing current‐year claims and payment data, verifying the self‐insured retention limits, testing the annual exposure data, and recalculating the discount using the published risk‐free rates.

-	Comparing management’s selected insurance reserve estimates within the range provided by their third‐party actuary to historical trends.
-	Performing a retrospective review by comparing the prior‐year recorded amounts to the subsequent claim emergence.
-
Developing, with the assistance of our actuarial specialists, an independent range of estimates of the insurance reserves, utilizing paid and reported loss development factors from the Company’s historical data and industry loss development factors as deemed necessary, and comparing our estimated range to management’s estimates.

Long-term Debt—2026 Notes—Refer to Note 7 to the financial statements

Critical Audit Matter Description

On June 18, 2021, the Company issued $300 million aggregate principal amount of 0.625% Convertible Senior Notes due 2026 (the “ 2026 Notes”), which included the exercise in full of the initial purchasers’ option to purchase up to an additional $25 million principal amount of the 2026 Notes. In accordance with accounting guidance on embedded conversion features indexed to and settled in equity, the Company valued and bifurcated the conversion option associated with the 2026 Notes from the respective host debt instrument. The carrying amount of the equity component is recorded as a debt discount and represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the 2026 Notes. The significant assumptions used in the fair value of the liability component of the 2026 Notes were the discount rate based on the Company’s implied credit spread and the expected volatility of Company’s stock price.

Application of the accounting framework for the 2026 Notes is complex, and the determination of the fair value of the liability component requires the Company to make significant estimates and assumptions relating to the implied credit spread and expected volatility. Therefore, performing audit procedures to evaluate the appropriateness of the accounting framework and the reasonableness of the significant estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the 2026 Notes included the following procedures, among others:

•
We tested the effectiveness of internal controls over the 2026 Notes, including the Company’s accounting treatment for the recording of the 2026 Notes and the determination of the fair value of the liability component.

•
With the assistance of professionals in our firm having expertise in debt issuance accounting, we evaluated the Company’s conclusions regarding the accounting treatment applied to the recording of the 2026 Notes.

Index

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the significant assumptions used to determine the fair value of the liability component, by:

-	Testing the source information underlying the fair value of the liability component and the mathematical accuracy of the calculation.
-	Developing a range of independent estimates and compared those to the fair value of the liability component determined by management.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 24, 2021

We have served as the Company’s auditor since 1974.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
ASSETS	July 30, 2021	July 31, 2020
Current Assets:
Cash and cash equivalents	$144,593	$436,996
Accounts receivable	27,372	20,157
Income taxes receivable	21,123	28,852
Inventories	138,320	139,091
Prepaid expenses and other current assets	22,188	17,916
Total current assets	353,596	643,012
Property and Equipment:
Land	255,238	306,201
Buildings and improvements	776,441	897,120
Restaurant and other equipment	783,264	748,606
Leasehold improvements	405,785	394,461
Construction in progress	13,761	17,130
Total	2,234,489	2,363,518
Less: Accumulated depreciation and amortization	1,254,639	1,233,457
Property and equipment – net	979,850	1,130,061
Operating lease right-of-use assets, net	974,477	691,949
Goodwill	4,690	4,690
Intangible assets	21,285	20,960
Other assets	57,796	53,586
Total	$2,391,694	$2,544,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135,176	$103,504
Current portion of long-term debt	124	39,395
Current operating lease liabilities	50,451	42,301
Taxes withheld and accrued	48,031	31,177
Accrued employee compensation	64,792	56,315
Accrued employee benefits	23,724	24,377
Deferred revenues	93,157	94,762
Dividend payable	23,970	31,598
Other current liabilities	25,837	27,627
Total current liabilities	465,262	451,056
Long-term debt	327,253	910,000
Long-term operating lease liabilities	748,305	632,630
Long-term interest rate swap liability	—	23,860
Other long-term obligations	88,615	80,605
Deferred income taxes	98,626	27,718
Commitments and Contingencies (Notes 11 and 17)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 2021 – 23,497,166 shares issued and outstanding; 2020 –23,697,396 shares issued and outstanding	235	237
Additional paid-in capital	—	—
Accumulated other comprehensive loss	—	(20,346)
Retained earnings	663,398	438,498
Total shareholders’ equity	663,633	418,389
Total	$2,391,694	$2,544,258

See Notes to Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
	(In thousands except share data) Fiscal years ended
	July 30, 2021	July 31, 2020	August 2, 2019

Total revenue	$2,821,444	$2,522,792	$3,071,951
Cost of goods sold (exclusive of depreciation and rent)	865,261	779,937	931,077
Labor and other related expenses	983,120	924,994	1,078,751
Other store operating expenses	676,301	614,733	626,453
General and administrative expenses	147,825	146,975	152,826
Gain on sale and leaseback transactions	(217,722)	(69,954)	—
Impairment	—	22,496	—
Operating income	366,659	103,611	282,844
Interest expense	56,108	22,327	16,488
Income before income taxes	310,551	81,284	266,356
Provision for income taxes (income tax benefit)	56,038	(28,683)	42,955
Loss from unconsolidated subsidiary	—	(142,442)	—
Net income (loss)	$254,513	$(32,475)	$223,401

Net income (loss) per share - basic	$10.74	$(1.36)	$9.29
Net income (loss) per share - diluted	$10.71	$(1.36)	$9.27

Basic weighted average shares outstanding	23,692,063	23,865,367	24,037,272
Diluted weighted average shares outstanding	23,767,390	23,865,367	24,096,396

See Notes to Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	(In thousands) Fiscal years ended
	July 30, 2021	July 31, 2020	August 2, 2019

Net income (loss)	$254,513	$(32,475)	$223,401

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	27,110	(17,740)	(15,466)
Income tax expense (benefit)	6,764	(4,307)	(3,868)
Other comprehensive income (loss), net of tax	20,346	(13,433)	(11,598)
Comprehensive income (loss)	$274,859	$(45,908)	$211,803

See Notes to Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at August 3, 2018	24,011,550	$240	$44,049	$4,685	$532,807	$581,781
Comprehensive Income:
Net income	—	—	—	—	223,401	223,401
Other comprehensive loss, net of tax	—	—	—	(11,598)	—	(11,598)
Total comprehensive income (loss)	—	—	—	(11,598)	223,401	211,803
Cash dividends declared - $8.05 per share	—	—	—	—	(194,558)	(194,558)
Share-based compensation	—	—	8,181	—	—	8,181
Issuance of share-based compensation awards, net of shares withheld for employee taxes	37,690	1	(2,498)	—	—	(2,497)
Purchases and retirement of common stock	—	—	—	—	—	—
Balances at August 2, 2019	24,049,240	241	49,732	(6,913)	561,650	604,710
Comprehensive Income:
Net loss	—	—	—	—	(32,475)	(32,475)
Other comprehensive loss, net of tax	—	—	—	(13,433)	—	(13,433)
Total comprehensive loss	—	—	—	(13,433)	(32,475)	(45,908)
Cash dividends declared - $3.90 per share	—	—	—	—	(93,757)	(93,757)
Share-based compensation	—	—	6,386	—	—	6,386
Issuance of share-based compensation awards, net of shares withheld for employee taxes	27,130	—	(2,160)	—	—	(2,160)
Purchases and retirement of common stock	(378,974)	(4)	(53,958)	—	(1,045)	(55,007)
Cumulative-effect of change in accounting principle	—	—	—	—	4,125	4,125
Balances at July 31, 2020	23,697,396	$237	$—	$(20,346)	$438,498	$418,389
Net income	—	—	—	—	254,513	254,513
Other comprehensive income, net of tax	—	—	—	20,346	—	20,346
Total comprehensive income	—	—	—	20,346	254,513	274,859
Cash dividends declared - $1.00 per share	—	—	—	—	(23,766)	(23,766)
Share-based compensation	—	—	8,729	—	—	8,729
Issuance of share-based compensation awards, net of shares withheld for employee taxes	32,313	—	(2,282)	—	—	(2,282)
Purchases and retirement of common stock	(232,543)	(2)	(29,151)	—	(5,847)	(35,000)
Equity component value of convertible note Issuance, net of tax	—	—	53,004	—	—	53,004
Sale of common stock warrant	—	—	31,710	—	—	31,710
Purchase of convertible note hedge	—	—	(62,010)	—	—	(62,010)
Balances at July 30, 2021	23,497,166	$235	$—	$—	$663,398	$663,633

See Notes to Consolidated Financial Statements.

Index

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands) Fiscal years ended
	July 30, 2021	July 31, 2020	August 2, 2019
Cash flows from operating activities:
Net income (loss)	$254,513	$(32,475)	$223,401
Net loss from unconsolidated subsidiary	—	142,442	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,604	118,178	107,537
Amortization of debt discount and issuance costs	864	—	—
Loss on disposition of property and equipment	4,064	6,469	10,265
Gain on sale and leaseback transactions	(217,722)	(69,954)	—
Impairment	—	23,160	—
Share-based compensation	8,729	6,386	8,181
Noncash lease expense	55,817	63,442	—
Amortization of asset recognized from gain on sale and leaseback transactions	12,735	—	—
Changes in assets and liabilities:
Accounts receivable	(7,016)	3,124	(3,261)
Income taxes receivable	7,729	(19,403)	(9,449)
Inventories	771	16,094	1,295
Prepaid expenses and other current assets	(3,538)	401	(1,985)
Other assets	(3,997)	(5,638)	2,852
Accounts payable	31,672	(30,593)	9,889
Current operating lease liabilities	8,150	(11,269)	—
Taxes withheld and accrued	16,854	(7,019)	1,127
Accrued employee compensation	8,472	(11,573)	7,311
Accrued employee benefits	(653)	(550)	(489)
Deferred revenues	(1,605)	13,028	5,442
Other current liabilities	2,791	6,868	3,492
Long-term operating lease liabilities	(59,388)	(48,854)	—
Other long-term obligations	6,919	10,673	1,362
Deferred income taxes	67,138	(11,935)	(4,174)
Net cash provided by operating activities	301,903	161,002	362,796
Cash flows from investing activities:
Purchase of property and equipment	(71,409)	(297,328)	(138,293)
Proceeds from insurance recoveries of property and equipment	1,279	1,320	753
Proceeds from sale of property and equipment	149,960	207,253	151
Purchase of investment in unconsolidated subsidiary	—	—	(89,100)
Notes receivable from unconsolidated subsidiary	—	(35,500)	(15,085)
Acquisition of business, net of cash acquired	(1,500)	(32,971)	—
Net cash provided by (used in) investing activities	78,330	(157,226)	(241,574)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	60,000	801,395	400,000
Proceeds from issuance of convertible senior notes	291,605	—	—
Taxes withheld from issuance of share-based compensation awards	(2,282)	(2,160)	(2,497)
Principal payments under long-term debt	(924,572)	(252,000)	(400,000)
Proceeds from issuance of warrants	31,710	—	—
Purchase of convertible note hedge	(62,010)	—	—
Purchases and retirement of common stock	(35,000)	(55,007)	—
Deferred financing costs	(420)	(1,348)	(3,022)
Dividends on common stock	(31,667)	(94,544)	(193,475)
Net cash provided by (used in) financing activities	(672,636)	396,336	(198,994)
Net increase (decrease) in cash and cash equivalents	(292,403)	400,112	(77,772)
Cash and cash equivalents, beginning of year	436,996	36,884	114,656
Cash and cash equivalents, end of year	$144,593	$436,996	$36,884

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$40,802	$20,268	$12,100
Income taxes	2,907	5,666	56,450

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$5,806	$1,691	$9,508
Change in fair value of interest rate swaps	27,110	(17,740)	(15,466)
Change in deferred tax asset for interest rate swaps	(6,764)	4,307	3,868
Dividends declared but not yet paid	24,157	32,063	32,859

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

COVID-19 Impact and Company Response

Despite experiencing improvements in conditions during 2021 from the initial wave of infections and public health response during the second half of 2020, the COVID-19 pandemic continued to negatively impact our sales and traffic as a result of both changes in consumer behavior and federal, state and local governmental authorities’ continuation of various restrictions on travel, group gatherings, and dine-in services.  During 2021, dining room service was operational to varying degrees in most markets where we operate, yet most locations were impacted at times during the year by capacity restrictions, social distancing guidelines and decreased consumer demand for in-person dining.  As of September 15, 2021, all of our stores were open for dine-in service. However, it is possible that renewed outbreaks or increases in cases, either as part of a national trend or on a more localized basis, could result in additional capacity restrictions or limit our dine-in services.

In response to the COVID-19 pandemic, we instituted operational protocols to comply with applicable regulatory requirements to protect the health and safety of employees and guests, and we implemented a number of strategies to support the recovery of our business and navigate through the uncertain environment.  We continue to focus on growing our off-premise business and investing in our digital infrastructure to improve the guest experience in the face of these ongoing challenges.

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

Index
Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight-line and double-declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2021	2020	2019
Total depreciation expense	$107,090	$117,259	$107,294
Depreciation expense related to store operations*	100,054	109,362	100,366
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

Goodwill and other intangible assets – The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired and the liabilities assumed are recognized and measured at their fair values on the date the Company obtains control in the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as estimated amounts.  Adjustments to these estimated amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired and the liabilities assumed has been obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired.  Goodwill and other intangibles will be evaluated for impairment annually on June 1 and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value.  At July 30, 2021 and July 31, 2020, the Company does not have any reporting units that are at risk of failing step one of the impairment test.

Convertible Senior Notes – In June 2021, the Company completed a $300,000 principal aggregate amount private offering of 0.625% convertible Senior Notes due in 2026 (the “Notes”). In accordance with accounting guidance on embedded conversion features indexed to and settled in equity, the Company valued and bifurcated the conversion option associated with the Notes from the respective host debt instrument. The carrying amount of the equity is recorded as a debt discount and represents the difference between the proceeds from the issuance of the Notes and the fair value of the liability component of the Notes. The significant assumptions used in the fair value of the liability component of the Notes were risk-free rate, discount rate based on the Company’s implied credit spread and term of the Notes, expected volatility of the Company’s stock price and dividend yield. The resulting debt discount on the Notes is amortized to interest expense using the effective interest method over the contractual term of the Notes. In addition, the debt issuance costs related to the issuance of the Notes were allocated between the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the Notes balance on the Company’s consolidated balance sheets. These costs are amortized to interest expense using the effective interest method over the term of the Notes.

Index
Derivative instruments and hedging activities – The Company is exposed to market risk, such as changes in interest rates and commodity prices.  The Company has interest rate risk relative to its outstanding borrowings under the revolving credit facility, which bear interest at the Company’s election either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios under its revolving credit facility (see Note 7).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost-efficient manner, historically, the Company used derivative instruments, specifically interest rate swaps.

For each of the Company’s interest rate swaps, the Company agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps were fixed at the rates plus the Company’s credit spread.

All of the Company’s interest rate swaps were accounted for as cash flow hedges.  For derivative instruments that were designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings and was presented in the same statement of income (loss) line item as the earnings effect of the hedged item. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness, if any, will be recognized currently in earnings in the same statement of income (loss) line item as the earnings effect of the hedged item.  The Company did not elect to reclassify income tax effects resulting from the Tax Cuts and Jobs Act to retained earnings; income tax effects are released on an individual basis to income tax expense (benefit).

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

Index
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

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company's stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.  Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company's Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For 2021, 2020 and 2019, gift card breakage was $6,349, $6,288, and $6,814, respectively.  Revenue recognized in the Consolidated Statements of Income for 2021, 2020 and 2019, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $42,266, $36,756, and $42,292, respectively.  Deferred revenue related to the Company’s gift cards was $93,098 and $94,754, respectively, at July 30, 2021 and July 31, 2020.

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

Index
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

Advertising expense for each of the three years was as follows:

	2021	2020	2019
Advertising expense	$83,630	$79,155	$81,855

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

Index
Comprehensive income (loss) – Comprehensive income (loss) includes net income (loss) and the effective unrealized portion of the changes in the fair value of the Company’s interest rate swaps.

Net income (loss) per share – Basic consolidated net income per share is computed by dividing consolidated net income (loss) to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares related to nonvested stock awards and units issued by the Company, the Company’s convertible senior notes and related warrants are calculated using the treasury stock method.  The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The convertible senior notes have been excluded from the computation of diluted earnings per share since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock.  Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price was greater than the average market price of the Company’s common stock during the period.   See Note 16 for additional information regarding net income (loss) per share and Note 7 for additional information regarding the Company’s convertible senior notes.

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

Recent Accounting Pronouncements Adopted

Goodwill Impairment

In January 2017, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the subsequent measurement of goodwill. Under this new guidance, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This guidance was effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The adoption of this accounting guidance in the first quarter of 2021 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements Not Yet Adopted

Accounting for Income Taxes

In December 2019, the FASB issued accounting guidance in order to simplify the accounting for income taxes.  This new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  This guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  This accounting guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted.  In general, entities will apply the new guidance on a prospective basis, except for certain items such as the guidance on franchise taxes that are partially based on income.  The guidance on franchise taxes that are partially based on income will be applied either retrospectively for all periods presented or using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.  The Company does not expect that the adoption of this accounting guidance in the first quarter of 2022 will have a significant impact on the Company’s consolidated financial position or results of operations.

Index
Accounting for Convertible Instruments

In August 2020, the FASB issued accounting guidance to simplify the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This guidance is effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. This guidance should be applied through either a modified retrospective method of transition or a fully retrospective method of transition. The Company elected to early adopt this guidance in the first quarter of 2022 using the modified retrospective method. The impact of this adoption in the first quarter of 2022 resulted in the increase in long-term debt and decrease in equity on the Consolidated Balance Sheet by the amount of the equity component of the convertible notes recognized in equity.

3. Equity Method Investment

Effective July 18, 2019, the Company purchased approximately 58.6% of the economic ownership interest, and approximately 49.7% of the voting ownership interest, in PBS HoldCo, LLC (“(PBS HC”) for $89,100. PBS HC and its subsidiaries develop, own, and operate food, beverage and entertainment establishments under the name of Punch Bowl Social (“PBS”).  The Company does not have the power to unilaterally direct any activities of PBS HC, a variable interest entity, that most significantly impact PBS HC’s economic performance.  As a result, the Company’s investment in PBS HC, for which it has the ability to exercise significant influence, but not control and is not the primary beneficiary, is accounted for using the equity method.

The Company assesses the impairment of its equity investment whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.  During the onset of the COVID-19 pandemic, PBS Holdco’s wholly-owned subsidiary and principal operating company, PBS BrandCo, LLC (“Brandco”) suffered unsustainable disruption to its business across the chain and suspended all operations.  On March 20, 2020, the primary lender under Brandco’s secured credit facility (“Lender”) provided notice of the Lender’s intention to foreclose on its collateral interest in Brandco unless Cracker Barrel repaid or unconditionally guaranteed the indebtedness.  In keeping with the Company’s strategy of concentrating its resources on its core business during the COVID-19 pandemic, and in light of the substantial uncertainties surrounding PBS business coming out of the COVID-19 pandemic, the Company decided not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS HC.  The Company recorded a loss of $132,878, which represented the Company’s equity investment in PBS HC and the principal and accumulated interest under the outstanding unsecured indebtedness of PBS HC held by the Company.  This loss is recorded in the net loss in unconsolidated subsidiary line on the Company’s Consolidated Statement of Income (Loss) in 2020.

During the course of the pandemic, the Lender unsuccessfully sought a buyer for Brandco and its assets, culminating in Brandco filing a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in December 2020.  In April 2021, the United States Bankruptcy Court for the District of Delaware approved a plan of liquidation of Brandco, pursuant to which the Lender purchased Brandco and certain of its assets and liabilities for a purchase price of approximately $32,000, none of which proceeds were attributable to the Company’s interest in PBS.  Following the completion of this sale transaction, the Company’s remaining interest in PBS was determined to have no remaining value.

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

Index
The Company believes that this investment supports its strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.  In 2020, the Company converted its six Holler & Dash locations into MSBC locations.  At July 30, 2021, MSBC had 37 company-owned and seven franchised fast casual locations across seven states.

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

●	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

Index
The Company’s assets and liabilities measured at fair value on a recurring basis at July 30, 2021 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$35,001	$—	$—	$35,001
Total	$35,001	$—	$—	$35,001
Deferred compensation plan assets** measured at net asset value	aa	aa	aa	32,527
Total assets at fair value	aa	aa	aa	$67,528
	aa	aa	aa
Interest rate swap liability (see Note 8)	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2020 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$132,001	$—	$—	$132,001
Total	$132,001	$—	$—	$132,001
Deferred compensation plan assets** measured at net asset value	aaa	aaa	aaa	28,530
Total assets at fair value	aa	aa	aaa	$160,531
	aa	aa	aaa
Interest rate swap liability (see Note 8)	$—	$27,746	$—	$27,746
Total liabilities at fair value	$—	$27,746	$—	$27,746

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets (see Note 14).

The Company’s money market fund investments are measured at fair value using quoted market prices.  The fair values of the Company’s interest rate swap liabilities were determined based on the present value of expected future cash flows.  Since the Company’s interest rate swap values were based on the LIBOR forward curve, which is observable at commonly quoted intervals for the full terms of the swaps, it is considered a Level 2 input.  Nonperformance risk was reflected in determining the fair value of the interest rate swaps by using the Company’s credit spread less the risk-free interest rate, both of which are observable at commonly quoted intervals for the terms of the swaps.  Thus, the adjustment for nonperformance risk was also considered a Level 2 input.  The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value.

The fair values of accounts receivable and accounts payable at July 30, 2021 and July 31, 2020, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at July 30, 2021 and July 31, 2020.

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

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 7). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Notes was $249,233 as of July 30, 2021.

6. Inventories

Inventories were comprised of the following at:

	July 30, 2021	July 31, 2020
Retail	$104,143	$105,502
Restaurant	21,583	19,636
Supplies	12,594	13,953
Total	$138,320	$139,091

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

At July 30, 2021 and July 31, 2020, the Company had $85,000 and $949,395, respectively, in outstanding borrowings under the 2019 Revolving Credit Facility.

Index
At July 30, 2021, the Company had $31,896 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 17).  At July 30, 2021, the Company had $683,104 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios. At July 30, 2021, the weighted average interest rate on $85,000 of the Company’s outstanding borrowings was 3.18%. At July 31, 2020, $400,000 of our outstanding borrowings under the 2019 Revolving Credit Facility were swapped at a weighted average interest rate of 5.36%; the weighted average interest rate on the remaining $549,395 of our outstanding borrowings was 3.79%. See Note 8 for information on the Company’s interest rate swaps.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. At July 30, 2021, the Company was in compliance with all debt covenants under the 2019 Revolving Credit Facility. As a result of the uncertainty regarding the impact of the COVID-19 pandemic on the Company’s financial position and results of operations, the Company obtained a waiver for the financial covenants for the fourth quarter of 2020.

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

Convertible Senior Notes
On June 18, 2021, the Company completed a $300,000 principal aggregate amount private offering of 0.625% convertible Senior Notes due in 2026 (the “Notes”) which included the exercise in full of the initial purchasers’ option to purchase up to an additional $25,000 principal amount of the Notes. The Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association as the Trustee. The Notes will mature on June 15, 2026, unless earlier converted, repurchased or redeemed. The Notes bear cash interest at an annual rate of 0.625%, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021.

The Notes are unsecured obligations and do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. In an event of default, the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding will immediately become due and payable. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will consist exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 calendar days during which such event of default has occurred and is continuing, at a specified rate for the first 90 days of 0.25% per annum, and thereafter at a rate of 0.50% per annum, on the principal amount of the Notes.

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including for the payment of dividends to holders of the Company’s common stock.  On July 15, 2021, the conversion rate was adjusted to 5.3519 shares of the Company’s common stock per $1,000 principal amount of Notes as a result of Company’s declaration of the regular quarterly dividend subsequently paid on August 6, 2021, to shareholders of record on July 16, 2021. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Index
Net proceeds from the 2026 Notes offering were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component before the allocation of any issuance costs was calculated by measuring the fair value of a similar liability that does not have an associated exchangeable feature. The carrying amount of the equity component (before the allocation of any issuance costs), representing the conversion option, which does not require separate accounting as a derivative as it meets a scope exception for certain contracts involving an entity’s own equity, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated balance sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the Notes of $ is included in additional-paid in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. Issuance costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Issuance costs attributable to the liability component were recorded as debt issuance costs in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The following table includes the outstanding principal amount and carrying value of the Notes as of the period indicated:

July 30, 2021
Liability component
Principal	$300,000
Less: Debt discount (1)	50,767
Less: Debt issuance costs	7,254
Net carrying amount	241,979

(1)	Debt discount and issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

 During any calendar quarter preceding September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following, convert all of a portion of their Notes. Based on the daily closing prices of the Company’s stock during the quarter ended July 30, 2021, holders of the Notes are eligible to convert their Notes during the first quarter of 2022. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Accordingly, as of July 30, 2021, the Company could not be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt.

Convertible Note Hedge and Warrant Transactions

 In connection with the offering of the Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with certain of the initial purchasers of the Notes and/or their respective affiliates and other financial institutions (in this capacity, the “Hedge Counterparties”). Concurrently with the Company’s entry into the Convertible Note Hedge Transactions, the Company also entered into separate, warrant transactions with the Hedge Counterparties collectively relating to the same number of shares of the Company’s common stock, which initially is approximately 1,600,000 shares, subject to customary anti-dilution adjustments, and for which the Company received proceeds that partially offset the cost of entering into the Convertible Note Hedge Transactions (the “Warrant Transactions”).

Index
  The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price will initially be $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. On July 15, 2021, the strike price of the Warrant Transactions was adjusted to $261.59 per share as a result of the dividend declared in the fourth quarter of 2021.

  The portion of the net proceeds to the Company from the offering of the Notes that was used to pay the premium on the Convertible Note Hedge Transactions, net of the proceeds to the Company from the Warrant Transactions, was approximately $30,310. The net costs incurred in connection with the Convertible Note Hedge Transactions and Warrant Transactions were recorded as a reduction to additional paid-in capital on the Company’s Consolidated Balance Sheet during 2021.

   As these transactions meet certain accounting criteria, the Convertible Note Hedge Transactions and Warrant Transactions were recorded in stockholders’ equity, not accounted for as derivatives and are not remeasured each reporting period.

8. Derivative Instruments and Hedging Activities

During the fourth quarter of 2021, in conjunction with paying down debt under the revolving credit facility, the Company terminated all of its interest rate swap agreements which resulted in the reclassification of the remaining losses from accumulated other comprehensive loss (“AOCL”) to the Consolidated Statements of Income (Loss) as part of interest expense.   The determination of the amounts reclassified from AOCL to interest expense was based on the Company’s assessment that the forecasted transactions under the hedging relationships were no longer probable.

Prior to the termination of the interest rate swaps, for each of the Company’s interest rate swaps, the Company had agreed to exchange with a counterparty the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.  The interest rates on the portion of the Company’s outstanding debt covered by its interest rate swaps were fixed at the rates specified in the interest rate swap agreements plus the Company’s credit spread. The Company’s credit spread was 3.00% at July 31, 2020.  All of the Company’s interest rate swaps were accounted for as cash flow hedges.

The estimated fair values of the Company’s derivative instruments were as follows:

(See Note 5)	Balance Sheet Location	July 30, 2021	July 31, 2020*
Interest rate swaps	Other current liabilities	$—	$3,886
Interest rate swaps	Long-term interest rate swap liability	—	23,860
Total liabilities		$—	$27,746
*These interest rate swap liabilities were recorded gross at July 31, 2020 since there were no offsetting assets under the Company’s master netting agreements.

The estimated fair values of the Company’s interest rate swap liabilities incorporated the Company’s non-performance risk (see Note 5).  The adjustment related to the Company’s non-performance risk at July 31, 2020 resulted in a reduction of $978 in the total fair value of the interest rate swap liabilities.  The offset to the interest rate swap liabilities was recorded in AOCL, net of the deferred tax assets. Cash flows related to the interest rate swaps are included in the interest expense line in the Consolidated Statements of Income (Loss) and in operating activities in the Consolidated Statements of Cash Flows.

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for each of the three years:

	Amount of Income (Loss) Recognized in AOCL on Derivatives (Effective Portion)
	2021	2020	2019
Cash flow hedges:
Interest rate swaps	$27,110	$(17,740)	$(15,466)

Index
The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the years ended July 30, 2021, July 31, 2020 and August 2, 2019:

	July 31, 2021	July 30, 2020	August 2, 2019
Beginning AOCL balance	$(20,346)	$(6,913)	$4,685

Other comprehensive income (loss) before reclassifications	39,424	(12,559)	(11,752)
Amounts reclassified from AOCL into earnings	(19,078)	(874)	154
Other comprehensive income (loss), net of tax	20,346	(13,433)	(11,598)
Ending AOCL balance	$—	$(20,346)	$(6,913)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for each of the three years:

Location of (Income) Loss Reclassified from AOCL into Income (Effective Portion)		Amount of (Income) Loss Reclassified from AOCL into Income (Effective Portion)
		2021	2020	2019
Cash flow hedges:
Interest rate swaps	Interest expense	$25,420	$1,165	$(206)

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the years ended July 30, 2021, July 31, 2020 and August 2, 2019:

				Affected Line Item in the Consolidated
Details about AOCL	July 30, 2021	July 31, 2020	August 2, 2019	Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(25,420)	$(1,165)	$206	Interest expense
Tax benefit	6,342	291	(52)	Provision for income taxes
	$(19,078)	$(874)	$154	Net of tax

No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in 2021 and 2020.  No ineffectiveness has been recorded in 2019.

9. Share Repurchases

In 2019, the Company’s Board of Directors approved share repurchase authorizations up to a maximum of $25,000. Additionally, in the fourth quarter of 2019, the Company’s Board of Directors increased the share repurchase authorization to $50,000. In the third quarter of 2020, the Company’s Board of Directors approved the repurchase of up to an additional $25,000.  This authorization was effective immediately and replaced the $50,000 share repurchase authorization which had been expended.  In response to the COVID-19 pandemic, however, the Company temporarily suspended all share repurchases until the fourth quarter of 2021 when 232,543 shares of the Company’s common stock were repurchased at an aggregate cost of $35,000 in conjunction with the Company’s offering and sale of the Notes (see Note 7 for further information regarding the Notes). In 2020, the Company repurchased 378,974 shares of its common stock in the open market at an aggregate cost of $55,007.  The Company did not repurchase any shares of its common stock in 2019.

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

Index
Disaggregation of revenue

Total revenue was comprised of the following at:

	2021	2020	2019
Restaurant	$2,227,246	$2,032,030	$2,482,377
Retail	594,198	490,762	589,574
Total revenue	$2,821,444	$2,522,792	$3,071,951

11. Leases

In 2020, the Company adopted new accounting guidance for leases.  As part of the adoption of this accounting guidance for leases, the Company elected to not separate lease and non-lease components.   Additionally, the Company elected to apply the short term lease exemption to all asset classes and the short term lease expense for the period reasonably reflects the short term lease commitments.  As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the time of commencement or modification date in determining the present value of lease payments. For operating leases that commenced prior to the date of adoption of the new lease accounting guidance, the Company used the incremental borrowing rate as of the adoption date.  Assumptions used in determining the Company’s incremental borrowing rate include the Company’s implied credit rating and an estimate of secured borrowing rates based on comparable market data.

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as it has not yet taken possession. These leases are expected to commence in 2022 with undiscounted future payments of $11,186.

The following table summarizes the components of lease cost for operating leases for the years ended July 30, 2021:
	Year Ended July 30, 2021	Year Ended July 31, 2020
Operating lease cost	$106,266	$82,963
Short term lease cost	2,363	2,896
Variable lease cost	2,248	1,719
Total lease cost	$110,877	$87,578

Prior to the adoption of the new lease accounting guidance in 2020, rent expense under operating leases, including the sale-leaseback transactions discussed below, for 2019 was:

Year	Minimum	Contingent	Total
2019	$78,044	$280	$78,324

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the year ended July 30, 2021 and July 31, 2020:

	Year Ended July 30, 2021	Year Ended July 31, 2020
Operating cash flow information:
Gain on sale and leaseback transactions	$217,722	$69,954
Cash paid for amounts included in the measurement of lease liabilities	89,264	80,265
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	316,563	267,266
Lease modifications or reassessments increasing or decreasing right-of-use assets	35,059	29,793
Lease modifications removing right-of-use assets	(544)	(19,939)

Index
The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of July 30, 2021 and July 31, 2020:

	July 30, 2021	July 31, 2020
Weighted-average remaining lease term	18.17 Years	19.05 Years
Weighted-average discount rate	4.84%	4.50%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of July 30, 2021:

Year	Total
2022	$86,992
2023	78,471
2024	63,908
2025	61,182
2026	61,548
Thereafter	884,987
Total future minimum lease payments	1,237,088
Less imputed remaining interest	(438,332)
Total present value of operating lease liabilities	$798,756

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

In 2000, the Company completed a sale and leaseback transaction involving 65 of its owned Cracker Barrel stores.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores included specified renewal options for up to 20 additional years.  On July 29, 2020, the Company entered into an agreement with the original lessor and a third party financier to obtain ownership of 64 of the 65 Cracker Barrel properties and simultaneously entered into a sale and leaseback transaction with the financier for an aggregate purchase price, net of closing costs, of $198,083. The Company purchased the remaining property for approximately $3,200. In connection with the sale and leaseback transaction, the Company entered into lease agreements for each of the properties for initial terms of 20 years and renewal options up to 50 years. The aggregate initial annual rent payment for the properties is approximately $14,379 and includes 1% annual rent increases over the initial lease terms.  All the properties qualified for sale and leaseback and operating lease accounting classification and the Company recorded a gain on the sale and leaseback transaction of $69,954 which is recorded in the gain on sale and leaseback transactions line in the Consolidated Statements of Income (Loss).  The Company also recorded operating lease right-of-use assets and corresponding operating lease liabilities of $261,698 and $182,649, respectively.

On August 4, 2020, the Company completed a subsequent sale and leaseback transaction involving 62 of its owned Cracker Barrel stores for an aggregate purchase price, net of closing costs, of $146,357.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for initial terms of 20 years and renewal options up to 50 years. The aggregate initial annual rent payment for the properties is approximately $10,393 and includes 1% annual rent increases over the initial lease terms.  All of the properties qualified for sale and leaseback and operating lease accounting classification, and the Company recorded a gain of $217,722 which is recorded in the gain on sale and leaseback transaction line in the Consolidated Statement of Income in the first quarter of 2021.  The Company also recorded operating lease right-of-use assets, including a non-cash asset recognized as part of accounting for the transaction of $175,960, and corresponding operating lease liabilities of $309,624 and $133,663, respectively.

Index

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

On November 19, 2020, the Company’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”) which became effective on that date. The 2020 Omnibus Plan authorizes the following types of awards for employees and non-employee directors: stock options, stock appreciation rights, nonvested stock, restricted stock units, other share-based awards and performance awards. After the effective date of the 2020 Omnibus Plan, no additional awards could be granted under the Company’s 2010 Omnibus Incentive Stock and Incentive Plan (the “Prior Plan”).

The 2020 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,033,441 shares, the number of shares that were available for issuance as of September 24, 2020 (the “Cutoff Date”) pursuant to the Prior Plan, plus the number of shares that became available for issuance pursuant to the terms of the Prior Plan following the Cutoff Date and prior to the effective date.  However, this share reserve is increased by shares awarded under this and the Prior Plan which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation after the effective date of the 2020 Omnibus Plan.  Additionally, this share reserve was decreased by shares granted from the 2020 Omnibus Plan after the effective date. At July 30, 2021, the number of shares authorized for future issuance under the Company’s active plan is 1,054,002.  At July 30, 2021, the number of outstanding awards under the 2020 Omnibus Plan and the Prior Plan was 12,118 and 125,334, respectively.

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

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at July 30, 2021:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2021 LTPP	2021 – 2022	2 or 3
2020 LTPP	2020 – 2021	2 or 3

The following table summarizes the shares that have been accrued under the 2021 LTPP and 2020 LTPP at July 30, 2021:

2021 LTPP	15,594
2020 LTPP	19,824

Index
A summary of the Company’s nonvested stock activity as of July 30, 2021, and changes during 2021 are presented in the following table:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 31, 2020	59,755	$152.34
Granted	59,096	122.44
Vested	(21,998)	145.48
Forfeited	(7,530)	133.86
Unvested at July 30, 2021	89,323	$135.81

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2021	2020	2019
Total fair value of nonvested stock	$3,200	$3,084	$5,119

Nonvested Stock Units

Beginning in 2017 through 2020, the Company adopted long-term incentive plans that award nonvested stock units based upon relative total shareholder return (“rTSR RSUs”). The number of nonvested stock units that will ultimately be awarded and will vest at the end of the applicable three-year performance period is based on relative total shareholder return, which is defined as increases in the Company’s stock price plus dividends paid during the performance period as compared to the total shareholder return of a group of peer companies determined by the Committee.  The number of shares awarded at the end of the performance period for each nonvested stock unit may range from 75% to 125% of the target award.  The probability of the actual shares expected to be earned is considered in the grant date valuation; therefore, the expense will not be adjusted to reflect the actual units earned.

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
●
The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.  The risk-free rate for the nonvested stock units granted in 2020 was 1.6%. The risk-free interest rate for the nonvested stock units granted in 2019 was 2.9%.

●	The expected dividend yield is assumed to be zero since the award holders are entitled to any dividends paid over the performance period.

Dividends accrue on the nonvested stock units. Dividends will be forfeited for nonvested stock units that do not vest.

The following table summarizes the shares that have been accrued for rTSR RSUs awards under the 2020 and 2019 long-term incentive plans at July 30, 2021:

Shares
2020 rTSR RSUs	4,120
2019 rTSR RSUs	8,591

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2021	2020	2019
Total compensation expense	$8,729	$6,386	$8,181

Index
The following table highlights the total unrecognized compensation expense related to the outstanding nonvested stock awards and nonvested stock units and the weighted-average periods over which the expense is expected to be recognized as of July 30, 2021:

	Nonvested Stock Awards	Nonvested Stock Units
Total unrecognized compensation	$5,335	$476
Weighted-average period in years	1.78	1.00

During 2021, the Company issued 32,313 shares of its common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net reduction to shareholders’ equity of $2,282.

13. Shareholder Rights Plan

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

The Rights

The Rights initially trade with, and are inseparable from, the Company’s common stock. The Rights are evidenced only by certificates or book entries that represent shares of common stock. New Rights will accompany any new shares of common stock the Company issues after April 19, 2021 until the Distribution Date described below.

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

At July 30, 2021, none of the Rights were exercisable.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock.  In 2021, 2020 (prior to the COVID-19 pandemic), and 2019, the Company matched 50% of employee contributions for each participant in the 401(k) Savings Plan up to a total of 5% of the employee’s compensation and matched 25% of employee contributions in the Non-Qualified Savings Plan up to a total of 6% of the employee’s compensation.  In response to the COVID-19 pandemic, the Company temporarily suspended matches to the 401(k) Savings Plan and the Non-Qualified Savings Plan through the end of 2020 and resumed matches at the beginning of 2021.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $32,527 is included in other assets and the related liability to the participants of $32,527 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2021	2020	2019
401(k) Savings Plan	$4,071	$3,271	$4,553
Non-Qualified Savings Plan	259	239	320

Index

15. Income Taxes

The components of the provision for income taxes (income tax benefit) for each of the three years were as follows:

	2021	2020	2019
Current:
Federal	$(13,505)	$(15,375)	$38,831
State	2,405	(2,115)	8,310
Deferred:
Federal	57,580	(13,467)	(1,427)
State	9,558	2,274	(2,759)
Total provision for income taxes (income tax benefit)	$56,038	$(28,683)	$42,955

A reconciliation of the Company’s provision for income taxes (income tax benefit) and income taxes based on the statutory U.S. federal rate of 21.0% in 2021, 2020 and 2019 was as follows:

	2021	2020	2019
Provision computed at federal statutory income tax rate	$65,216	$17,070	$55,935
State and local income taxes, net of federal benefit	10,589	(263)	4,248
Loss on unconsolidated subsidiary	—	(29,913)	—
Federal net operating loss benefit	(5,402)	(1,573)	—
Employer tax credits for FICA taxes paid on employee tip income	(12,323)	(11,489)	(15,107)
Other employer tax credits	(3,234)	(3,606)	(3,537)
Other-net	1,192	1,091	1,416
Total provision for income taxes (income tax benefit)	$56,038	$(28,683)	$42,955

The increase in the Company’s provision for income taxes from 2020 to 2021 is primarily due to the increase in income before income taxes.

The decrease in the Company’s provision for income taxes (income tax benefit) from 2020 to 2019 is primarily due to the reduction in income due to the business interruption caused by the COVID-19 pandemic and the corresponding reduction in taxable income, partially offset by changes due to the Tax Cuts and Jobs Act.

Significant components of the Company’s net deferred tax liability consisted of the following at:

	July 30, 2021	July 31, 2020
Deferred tax assets:
Compensation and employee benefits	$12,089	$6,559
Accrued liabilities	14,145	9,587
Operating lease liabilities	199,029	168,395
Insurance reserves	7,141	6,772
Inventory	2,968	3,104
Deferred tax credits and carryforwards	16,978	19,419
Deferred loss on equity investment	—	35,281
Other	4,507	8,076
Deferred tax assets	$256,857	$257,193

Deferred tax liabilities:
Property and equipment	$99,075	$99,452
Inventory	7,161	7,144
Operating lease right-of-use asset	243,553	172,641
Other	5,694	5,674
Deferred tax liabilities	355,483	284,911
Net deferred tax liability	$98,626	$27,718

The Company has a deferred tax asset of $13,012 reflecting federal income tax credit carryforwards that expire in 2042. The Company has state income tax net operating loss carryforwards of $51,304 and has recorded a deferred tax asset of $2,941 reflecting this benefit.  These state NOLs generally expire in years beginning 2037 and after.

Index
The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets.  As of July 30, 2021 and July 31, 2020, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $14,477 and $17,835, respectively.

Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	July 30, 2021	July 31, 2020	August 2, 2019
Balance at beginning of year	$17,835	$18,006	$18,634
Tax positions related to the current year:
Additions	1,596	1,407	2,742
Reductions	—	—	—
Tax positions related to the prior year:
Additions	—	202	203
Reductions	(1,045)	(256)	(348)
Settlements	(1,786)	(138)	(1,784)
Expiration of statute of limitations	(2,123)	(1,386)	(1,441)
Balance at end of year	$14,477	$17,835	$18,006

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate.  The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2021	2020	2019
Uncertain tax positions	$11,437	$14,090	$14,225

The Company had $7,755, $7,210, and $6,297 in interest and penalties accrued as of July 30, 2021, July 31, 2020, and August 2, 2019, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $545, $913 and $616 in its provision for income taxes on July 30, 2021, July 31, 2020 and August 2, 2019, respectively.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at July 30, 2021 by approximately $3,000 to $4,000 within the next twelve months.  At July 30, 2021, the Company was subject to income tax examinations for its U.S. federal income taxes after 2018 and for state and local income taxes generally after 2018.

16. Net Income (Loss) Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2021	2020	2019
Net income (loss) per share numerator	$254,513	$(32,475)	$223,401

Net income (loss) per share denominator:
Basic weighted average shares outstanding	23,692,063	23,865,367	24,037,272
Add potential dilution:
Nonvested stock awards and units	75,327	—	59,124
Diluted weighted average shares outstanding	23,767,390	23,865,367	24,096,396

Index
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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of July 30, 2021, the Company had $31,896 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 and August 4, 2020 sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 7).

During 2020, the Company received notice regarding non-performance by the primary obligor under lease arrangements for two properties occupied by a third party.  At July 30, 2021 and July 31, 2020, the Company has recorded a provision of $344 in the Consolidated Balance Sheet for amounts to be paid as of result of non-performance by the primary obligor.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no liability has been recorded in the Consolidated Balance Sheet.

18. Quarterly Financial Data (Unaudited)

Quarterly financial data for 2021 and 2020 are summarized as follows:

	1st Quarter(a) (c)	2nd Quarter(a)	3rd Quarter(a) (b)	4th Quarter (a)(c)
2021
Total revenue	$646,454	$677,169	$713,416	$784,405
Income before income taxes	226,391	3,580	42,876	37,704
Net income	170,680	14,000	33,470	36,363
Net income per share – basic	7.20	0.59	1.41	1.54
Net income per share – diluted	7.18	0.59	1.41	1.53
2020
Total revenue	$749,040	$846,143	$432,544	$495,065
Income (loss) before income taxes	59,793	75,630	(84,274)	30,135
Net income (loss)	43,223	61,168	(161,932)	25,066
Net income (loss) per share – basic	1.80	2.55	(6.81)	1.06
Net income (loss) per share – diluted	1.79	2.55	(6.81)	1.05

(a)	Beginning in the third quarter of 2020 and continuing throughout fiscal year 2021, the Company’s operating results were adversely affected by the impact of the COVID-19 pandemic.
(b)
In the third quarter of 2020, the Company recorded a loss of $132,878, which represented its equity investment in PBS HC and its receivable related to the principal and accumulated interest amounts on PBS HC promissory notes.  See Note 3 for further information regarding the Company’s investment in PBS HC.

(c)
In the fourth quarter of 2020, the Company completed a sale and leaseback transaction and recorded a gain on the sale and leaseback transaction of $69,954. In the first quarter of 2021, the Company completed an additional sale and leaseback transaction and recorded a gain on the sale and leaseback transaction of $217,722.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Index

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of July 30, 2021, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to material weaknesses) during the quarter ended July 30, 2021 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion based on this evaluation.  We have concluded that our internal control over financial reporting was effective as of July 30, 2021, based on these criteria.

In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

/s/Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

/s/P. Douglas Couvillion
P. Douglas Couvillion
Senior Vice President and Interim Chief Financial Officer

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of July 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 30, 2021, of the Company and our report dated September 24, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 24, 2021

Index

ITEM 9B.  OTHER INFORMATION

Retirement Agreement of Michael T. Hackney

On September 23, 2021, the Company and Michael T. Hackney, the Company’s Senior Vice President, Restaurant and Retail Operations, entered into a Retirement Agreement (the “Retirement Agreement”) in connection with Mr. Hackney’s retirement from the Company.  Pursuant to the terms of the Retirement Agreement, Mr. Hackney will resign from his current position effective as of September 30, 2021.  Thereafter, to assist with the transition of his responsibilities, he will remain a non-executive employee of the Company until January 28, 2022, subject to earlier termination.  During his continued employment, Mr. Hackney will receive a salary of $5,000 per month and continuation of his health and welfare benefits, as well as the full amount of any of Mr. Hackney’s outstanding incentive compensation awards that vest or otherwise become payable during Mr. Hackney’s continued employment.

The Retirement Agreement provides that the termination of Mr. Hackney’s continued employment will constitute a “Qualifying Termination” as defined in Mr. Hackney’s Severance Agreement with the Company dated as of May 25, 2018 (the “Severance Agreement”).  As a result, Mr. Hackney will be entitled to receive continuation of his base salary in his current role as the Company’s Senior Vice President, Restaurant and Retail Operations for a period of 12 months, subject to his execution of a release in a form satisfactory to the Company and his continued compliance throughout the severance period with his non-compete and non-solicitation obligations as set forth in the Severance Agreement.  Mr. Hackney will not be eligible to receive any annual bonus for fiscal 2022 or vesting of additional incentive awards other than those that vest in accordance with their original terms during his continued employment period.

A copy of the Retirement Agreement is attached as Exhibit 10(u) to this Annual Report on Form 10-K and incorporated herein by reference.  The foregoing description is qualified in its entirety by reference to such exhibit.

Retirement of Norman E. Johnson

On September 22, 2021, Norman E. Johnson notified the Company that he intends not to stand for re-election to the Board and to retire from service on the Board, to be effective upon the expiration of his current term as of the start of the 2021 Annual Meeting. Mr. Johnson’s decision not to stand for re-election and retire from the Board is not the result of any disagreement with the Company. Pursuant to the Company’s Amended and Restated Bylaws and in accordance with its Amended and Restated Charter, the Board expects to decrease the size of the Board from eleven to ten members effective upon, and thus eliminate the vacancy created by, Mr. Johnson’s retirement.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2021 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Certain Relationships and Related Transactions—Code of Ethics” and “Delinquent Section 16(a) Reports.” The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Information About our Executive Officers.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2021 Proxy Statement: “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in the section of the 2021 Proxy Statement entitled “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2021 Proxy Statement.

Index

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2021 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2021 Proxy Statement.  No other portion of the section of the 2021 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

1.	All financial statements – see Item 8.

2.	All schedules have been omitted since they are either not required or not applicable, or the required information is included.

3.	The exhibits listed in the accompanying Index to Exhibits immediately prior to the signature page to this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit

3(I), 4(a)	Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (1)

3(II), 4(b)	Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (2)

4(c)	Rights Agreement, dated as of April 9, 2021, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (3)

4(d), 10(a)	Indenture, as of June 18, 2021, between Cracker Barrel Old Country Store, Inc., as issuer, and U.S. Bank National Association, as trustee (4)

4(e)	Form of 0.625% Convertible Senior Note due 2026 (5)

4(f)	Description of Capital Stock (filed herewith)

10(b)
Credit Agreement, dated as of September 5, 2018, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (6)

10(c)
First Amendment to Credit Agreement, dated as of July 18, 2019, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (7)

10(d)
Second Amendment to Credit Agreement, dated as of March 16, 2020, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (8)

10(e)
Third Amendment to Credit Agreement, dated as of May 28, 2020, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (9)

Index

10(f)
Fourth Amendment to Credit Agreement, dated as of February 19, 2021, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (10)

10(g)
Fifth Amendment to Credit Agreement, dated as of May 21, 2021, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (11)

10(h)
Sixth Amendment to Credit Agreement, dated as of June 15, 2021, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (12)

10(i)	Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (13)

10(j)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (14)

10(k)	Cracker Barrel Old Country Store, Inc. 2020 Omnibus Stock and Incentive Plan† (15)

10(l)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (16)

10(m)	Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (17)

10(n)	Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (18)

10(o)	Amendment to Deferred Compensation Plan†(19)

10(p)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (20)

10(q)	Form of Severance Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (21)

10(r)	Form of Change of Control Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (22)

10(s)	Employment Agreement with Sandra B. Cochran, dated as of July 27, 2018† (23)

10(t)	Cracker Barrel Old Country Store, Inc. and Subsidiaries FY 2019 Long-Term Incentive Program† (24)

10(u)	Retirement Agreement with Michael Hackney, dated as of September 23, 2021† (filed herewith)

10(v)	Agreement for Purchase and Sale of Real Property, dated May 28, 2020 (25)

10(w)	First Amendment for Purchase and Sale of Real Property, dated July 29, 2020 (26)

10(x)	Amended and Restated Master Lease Agreement, dated as of August 4, 2020* (27)

10(y)	Master Lease Agreement, dated as of November 11, 2020* (28)

10(z)	First Amendment to Amended and Restated Master Lease Agreement, dated as of November 11, 2020* (29)

10(aa)	Form of Convertible Note Hedge Transactions Confirmation (30)

10(bb)	Form of Warrant Transactions Confirmation (31)

Index

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 000-25225).

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on February 24, 2012 (Commission File No. 000-25225).

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 9, 2021.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

(5)	Incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 10, 2018.

(7)	Incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended August 2, 2019.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2020.

(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2020.

Index

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended January 29, 2021.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on May 25, 2021.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 16, 2021.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2009 (Commission File No. 000-25225).

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on November 23, 2020 (Commission File No. 001-25225).

(16)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(17)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(18)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(19)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013 (Commission File No. 000-25225).

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018.

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 30, 2018.

(24)	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 28, 2018.

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020.

(26)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K filed under the Exchange Act on August 5, 2020.

(28)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on December 3, 2020.

(29)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on December 3, 2020.

(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

†Denotes management contract or compensatory plan, contract or arrangement.
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of September, 2021.

CRACKER BARREL OLD COUNTRY STORE, INC.

By:	/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 24th day of September, 2021.

Name	Title

/s/Sandra B. Cochran Sandra B. Cochran	President, Chief Executive Officer and Director

/s/P. Douglas Couvillion P. Douglas Couvillion	Senior Vice President and Interim Chief Financial Officer

/s/Kara S. Jacobs Kara S. Jacobs	Vice President, Corporate Controller and Principal Accounting Officer

/s/Thomas H. Barr Thomas H. Barr	Director

/s/Carl T. Berquist Carl T. Berquist	Director

/s/Meg G. Crofton Meg G. Crofton	Director

/s/Gilbert R. Dávila Gilbert R. Dávila	Director

/s/Norman E. Johnson Norman E. Johnson	Director

/s/William W. McCarten William W. McCarten	Director and Chairman of the Board

/s/Coleman H. Peterson Coleman H. Peterson	Director

/s/Gisel Ruiz Gisel Ruiz	Director

/s/Darryl Wade Darryl Wade	Director

/s/Andrea M. Weiss Andrea M. Weiss	Director