Form 10-Q
period 2021-10-29
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2021-11-23
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 29, 2021

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
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

23,521,887 Shares of Common Stock
Outstanding as of November 17, 2021

CRACKER BARREL OLD COUNTRY STORE, INC.

Index
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	October 29, 2021	July 30, 2021*
Current Assets:
Cash and cash equivalents	$125,865	$144,593
Accounts receivable	30,197	27,372
Income taxes receivable	14,739	21,123
Inventories	159,633	138,320
Prepaid expenses and other current assets	26,789	22,188
Total current assets	357,223	353,596
Property and equipment	2,243,823	2,234,489
Less: Accumulated depreciation and amortization	1,276,724	1,254,639
Property and equipment – net	967,099	979,850
Operating lease right-of-use assets, net	966,866	974,477
Goodwill	4,690	4,690
Intangible assets	21,267	21,285
Other assets	55,592	57,796
Total assets	$2,372,737	$2,391,694
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$138,199	$135,176
Dividends payable	30,850	23,970
Other current liabilities	280,598	306,116
Total current liabilities	449,647	465,262

Long-term debt	376,974	327,253
Long-term operating lease liabilities	744,150	748,305
Other long-term obligations	86,562	88,615
Deferred income taxes	86,189	98,626

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 23,519,857 shares issued and outstanding at October 29, 2021, and 23,497,166 shares issued and outstanding at July 30, 2021	235	235
Retained earnings	628,980	663,398
Total shareholders’ equity	629,215	663,633
Total liabilities and shareholders’ equity	$2,372,737	$2,391,694

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 30, 2021, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2021.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	October 29, 2021	October 30, 2020

Total revenue	$784,930	$646,454
Cost of goods sold (exclusive of depreciation and rent)	242,771	199,044
Labor and other related expenses	274,657	227,188
Other store operating expenses	183,679	161,274
General and administrative expenses	40,910	39,564
Gain on sale and leaseback transactions	—	(217,722)
Operating income	42,913	237,106
Interest expense, net	2,629	10,715
Income before income taxes	40,284	226,391
Provision for income taxes	6,908	55,711
Net income	$33,376	$170,680

Net income per share:
Basic	$1.42	$7.20
Diluted	$1.41	$7.18

Weighted average shares:
Basic	23,507,361	23,707,750
Diluted	23,593,882	23,771,230

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended
	October 29, 2021	October 30, 2020

Net income	$33,376	$170,680

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	—	3,466
Income tax expense	—	865
Other comprehensive income, net of tax	—	2,601
Comprehensive income	$33,376	$173,281

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at July 30, 2021	23,497,166	$235	$—	$—	$663,398	$663,633
Comprehensive Income:
Net income	—	—	—	—	33,376	33,376
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	33,376	33,376
Cash dividends declared - $1.30 per share	—	—	—	—	(30,838)	(30,838)
Share-based compensation	—	—	2,309	—	—	2,309
Cumulative-effect of change in accounting principle, net of taxes (see Note 1)	—	—	—	—	(36,956)	(36,956)
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,691	—	(2,309)	—	—	(2,309)
Balances at October 29, 2021	23,519,857	$235	$—	$—	$628,980	$629,215

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at July 31, 2020	23,697,396	$237	$—	$(20,346)	$438,498	$418,389
Comprehensive Income:
Net income	—	—	—	—	170,680	170,680
Other comprehensive income, net of tax	—	—	—	2,601	—	2,601
Total comprehensive income	—	—	—	2,601	170,680	173,281
Cash dividends previously declared in prior quarters	—	—	—	—	(40)	(40)
Share-based compensation	—	—	1,974	—	—	1,974
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,928	—	(1,974)	—	(18)	(1,992)
Balances at October 30, 2020	23,720,324	$237	$—	$(17,745)	$609,120	$591,612

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	October 29, 2021	October 30, 2020
Cash flows from operating activities:
Net income	$33,376	$170,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,788	26,351
Amortization of debt issuance costs	479	—
Loss on disposition of property and equipment	1,870	801
Gain on sale and leaseback transaction	—	(217,722)
Share-based compensation	2,309	1,974
Noncash lease expense	14,329	13,888
Amortization of asset recognized from gain on sale and leaseback transactions	3,184	3,184
Changes in assets and liabilities:
Inventories	(21,313)	(16,646)
Other current assets	(1,401)	(4,582)
Accounts payable	3,023	32,547
Other current liabilities	(23,693)	(5,083)
Deferred income taxes	(151)	54,142
Other long-term assets and liabilities	(14,777)	(2,543)
Net cash provided by operating activities	23,023	56,991
Cash flows from investing activities:
Purchase of property and equipment	(14,097)	(11,431)
Proceeds from insurance recoveries of property and equipment	44	217
Proceeds from sale of property and equipment	14	149,829
Acquisition of business, net of cash acquired	(1,500)	(1,500)
Net cash provided by (used in) investing activities	(15,539)	137,115
Cash flows from financing activities:
Taxes withheld from issuance of share-based compensation awards	(2,309)	(1,992)
Dividends on common stock	(23,903)	(31,491)
Net cash used in financing activities	(26,212)	(33,483)

Net increase (decrease) in cash and cash equivalents	(18,728)	160,623
Cash and cash equivalents, beginning of period	144,593	436,996
Cash and cash equivalents, end of period	$125,865	$597,619

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,686	$10,201
Income taxes	$12	$1

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$3,048	$2,736
Change in fair value of interest rate swaps	$—	$3,466
Change in deferred tax asset for interest rate swaps	$—	$(865)
Dividends declared but not yet paid	$31,007	$612

*See Note 8 for additional supplemental disclosures related to leases.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended July 30, 2021 (the “2021 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2021 Form 10-K.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

COVID-19 Impact

The Company continues to recover from the COVID-19 pandemic as all dining rooms were open to some extent during the first quarter of 2022. Although dining room service was operational to varying degrees, some locations continued to be adversely impacted by capacity restrictions and social distancing guidelines. It is possible that renewed outbreaks or increases in cases, either as part of a national trend or on a more localized basis, could result in additional capacity restrictions or otherwise limit our dine-in services, or negatively affect consumer demand.

In response to the COVID-19 pandemic, we instituted operational protocols to comply with applicable regulatory requirements to protect the health and safety of employees and guests, and we implemented and have continually adapted a number of strategies to support the recovery of our business and navigate through the uncertain environment.  We continue to focus on growing our off-premise business and investing in our digital infrastructure to improve the guest experience in the face of these ongoing challenges.

Recent Accounting Pronouncements Adopted

Accounting for Convertible Instruments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to simplify the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This guidance is effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. This guidance should be applied through either a modified retrospective method of transition or a fully retrospective method of transition. The Company elected to early adopt this guidance in the first quarter of 2022 using the modified retrospective method. The impact of this adoption in the first quarter of 2022 on the Condensed Consolidated Balance Sheet resulted in the increase in long-term debt of $49,242, a reduction in deferred income taxes of $12,286 and decrease in equity of $36,956. The decrease in equity is comprised of a decrease in Retained Earnings of $36,956, which is due to the depletion of Additional Paid-In Capital as a result of this adoption. There was no impact to earnings per share in the first quarter of 2022 as a result of the adoption.

Index
Accounting for Income Taxes

In December 2019, the FASB issued accounting guidance in order to simplify the accounting for income taxes.  This new guidance eliminates certain exceptions to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  This guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  This accounting guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The new guidance was applied on a prospective basis, except for the guidance on franchise taxes that are partially based on income which was applied using a modified retrospective approach. The adoption of the accounting guidance in the first quarter of 2022 did not have a significant impact on the Company’s consolidated financial position or results of operations.

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at October 29, 2021 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$15,001	$—	$—	$15,001
Deferred compensation plan assets**				32,251
Total assets at fair value				$47,252

The Company’s assets measured at fair value on a recurring basis at July 30, 2021 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$35,001	$—	$—	$35,001
Deferred compensation plan assets**				32,527
Total assets at fair value				$67,528

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company did not have any liabilities measured at fair value on a recurring basis at October 29, 2021 and July 30, 2021.  The Company’s money market fund investments are measured at fair value using quoted market prices.  The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at October 29, 2021 and July 30, 2021.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the Notes was $292,344 and $249,233, respectively, as of October 29, 2021 and July 30, 2021.

3.	Inventories

Inventories were comprised of the following at:

	October 29, 2021	July 30, 2021
Retail	$122,178	$104,143
Restaurant	24,213	21,583
Supplies	13,242	12,594
Total	$159,633	$138,320

Index
4.	Debt

On September 5, 2018, the Company entered into a five-year $950,000 revolving credit facility (“2019 Revolving Credit Facility”). The 2019 Revolving Credit Facility contains an option to increase the revolving credit facility by $300,000, of which $260,605 remains. In the third quarter of 2021, the Company entered into an amendment to the 2019 Revolving Credit Facility which reduced the commitment amount from $950,000 to $800,000.

The Company’s outstanding borrowings under the 2019 Revolving Credit Facility were $85,000 at both October 29, 2021 and July 30, 2021.

At October 29, 2021, the Company had $31,896 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit).  At October 29, 2021, the Company had $683,104 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at the London Inter-Bank Offered Rate (“LIBOR”) or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  At October 29, 2021, the weighted average interest rate on $85,000 of the Company’s outstanding borrowings was 2.33%.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. At October 29, 2021, the Company was in compliance with all debt covenants under the 2019 Revolving Credit Facility.

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

Convertible Senior Notes

On June 18, 2021, the Company completed a $300,000 principal aggregate amount private offering of 0.625% convertible Senior Notes due in 2026 (the “Notes”), which included the exercise in full of the initial purchasers’ option to purchase up to an additional $25,000 principal amount of the Notes. The Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association as the Trustee. The Notes will mature on June 15, 2026, unless earlier converted, repurchased or redeemed. The Notes bear cash interest at an annual rate of 0.625%, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021.

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

Index
The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of October 29, 2021, the conversion rate, as adjusted, was 5.4042 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the 2026 Notes offering were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

In accounting for the issuance of the Notes as of July 30, 2021, the Company separated the Notes into liability and equity components. The carrying amount of the liability component before the allocation of any issuance costs was calculated by measuring the fair value of a similar liability that does not have an associated exchangeable feature. The carrying amount of the equity component (before the allocation of any issuance costs), representing the conversion option, which did not require separate accounting as a derivative as it met a scope exception for certain contracts involving an entity’s own equity, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represented the debt discount, which was recorded as a direct deduction from the related debt liability in the Condensed Consolidated Balance Sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the Notes of $53,004 was included in additional-paid in capital in the consolidated balance sheet as of July 30, 2021 and was not remeasured since it continued to meet the conditions for equity classification. Issuance costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Issuance costs attributable to the liability component were recorded as debt issuance costs in the Condensed Consolidated Balance Sheet and are amortized to interest expense using the effective interest method over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

Due to our adoption of new accounting guidance for convertible instruments on July 31, 2021, we no longer bifurcate the Notes into a liability and an equity component in our Condensed Consolidated Balance Sheets (see Note 1 for additional information regarding the adoption of this new accounting guidance). Upon adoption of this new accounting guidance, the Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs. The equity conversion feature that was recorded to equity, as well as the unamortized debt discount and amortization expense attributable to equity, have been derecognized.

The following table includes the outstanding principal amount and carrying value of the Notes as of the period indicated:

October 29, 2021
Liability component Principal	$300,000
Less: Debt issuance costs (1)	8,300
Net carrying amount	$291,700
(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

The effective rate of the Notes over their expected life is 1.24%. The following is a summary of interest expense for the Notes for the quarter ended October 29, 2021:

Quarter Ended October 29, 2021
Coupon interest	$474
Amortization of issuance costs	479
Total interest expense	$953

Index
 During any calendar quarter after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the quarter immediately following, convert all or a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during the first quarter of 2022. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of October 29, 2021, the Company could not be required to settle the Notes and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of October 29, 2021, the strike price, as adjusted, of the Warrant Transactions was $259.06 per share as a result of dividends declared since the Notes were issued.

 The portion of the net proceeds to the Company from the offering of the Notes that was used to pay the premium on the Convertible Note Hedge Transactions, net of the proceeds to the Company from the Warrant Transactions, was approximately $30,310. The net costs incurred in connection with the Convertible Note Hedge Transactions and Warrant Transactions were recorded as a reduction to additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet during 2021.

As these transactions meet certain accounting criteria, the Convertible Note Hedge Transactions and Warrant Transactions were recorded in stockholders’ equity, not accounted for as derivatives and are not remeasured each reporting period.

5.	Seasonality

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

6.	Segment Information

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

Index

7.	Revenue Recognition

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended
	October 29, 2021	October 30, 2020
Revenue:
Restaurant	$615,414	$515,224
Retail	169,516	131,230
Total revenue	$784,930	$646,454

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter ended October 29, 2021, gift card breakage was $1,105.  For the quarter ended October 30, 2020, gift card breakage was $940.

Deferred revenue related to the Company’s gift cards was $88,001 and $93,098, respectively, at October 29, 2021 and July 30, 2021.  Revenue recognized in the Condensed Consolidated Statements of Income for the three months ended October 29, 2021 and October 30, 2020, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $16,807 and $16,242.

Index
8.	Leases

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2022 with undiscounted future payments of $7,053.

The Company has elected not to separate lease and non-lease components. Additionally, the Company has elected to apply the short term lease exemption to all asset classes and the short term lease expense for the period reasonably reflects the short term lease commitments. As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the time of commencement or modification date in determining the present value of lease payments. For operating leases that commenced prior to the date of adoption of the new lease accounting guidance, the Company used the incremental borrowing rate as of the adoption date. Assumptions used in determining the Company’s incremental borrowing rate include the Company’s implied credit rating and an estimate of secured borrowing rates based on comparable market data.

The following table summarizes the components of lease cost for operating leases for the quarters ended October 29, 2021 and October 30,2020:

	Quarter Ended	Quarter Ended
	October 29,2021	October 30, 2020
Operating lease cost	$26,992	$26,472
Short term lease cost	167	322
Variable lease cost	588	527
Total lease cost	$27,747	$27,321

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the quarters ended October 29, 2021 and October 30, 2020:

	Quarter Ended	Quarter Ended
	October 29, 2021	October 30, 2020
Operating cash flow information:
Gain on sale and leaseback transactions	$—	$217,722
Cash paid for amounts included in the measurement of lease liabilities	22,793	22,266
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	6,688	311,633
Lease modifications or reassessments increasing or decreasing right-of-use assets	3,377	23,257
Lease modifications removing right-of-use assets	(162)	(259)

Index
The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of October 29, 2021 and October 30, 2020:

	October 29, 2021	October 30, 2020
Weighted-average remaining lease term	18.00 Years	18.59 Years
Weighted-average discount rate	4.85%	4.79%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of October 29, 2021:

Year	Total
Remainder of 2022	$66,730
2023	81,158
2024	65,259
2025	62,269
2026	62,494
Thereafter	891,632
Total future minimum lease payments	1,229,542
Less imputed remaining interest	(434,015)
Total present value of operating lease liabilities	$795,527

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

Index
9.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method.  The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The Company’s convertible senior notes and related warrants are calculated using the net share settlement option under the if converted method.  The convertible senior notes have been excluded from the computation of diluted earnings per share since the conversion price of the convertible senior notes exceeded the average market price of the Company’s common stock.  Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price was greater than the average market price of the Company’s common stock during the period.   See Note 4 for additional information regarding the Company’s convertible senior notes.

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	October 29, 2021	October 30, 2020
Net income per share numerator	$33,376	$170,680

Net income per share denominator:
Weighted average shares	23,507,361	23,707,750
Add potential dilution:
Nonvested stock awards and units	86,521	63,480
Diluted weighted average shares	23,593,882	23,771,230

10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of October 29, 2021, the Company had $31,896 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 and August 4, 2020 sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2019 Revolving Credit Facility (see Note 4).

During 2020, the Company received notice regarding non-performance by the primary obligor under lease arrangements for two properties occupied by a third party. At October 29, 2021, the Company has recorded an accrual of $344 in the Condensed Consolidated Balance Sheet for amounts to be paid as of result of non-performance by the primary obligor.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of October 29, 2021.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At October 29, 2021, we operated 664 Cracker Barrel stores in 45 states and 37 Maple Street Biscuit Company (“MSBC”) company-owned locations in eight states.  At October 29, 2021, MSBC had seven franchised locations.

 All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2021 (the “2021 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with the novel coronavirus (“COVID-19”) pandemic, including the duration of the COVID-19 pandemic and its ultimate impact on our business, levels of consumer confidence in the safety of dine-in restaurants, restrictions (including occupancy restrictions) imposed by governmental authorities, the effectiveness of cost saving measures undertaken throughout our operations, disruptions to our operations as a result of the spread of COVID-19 in our workforce, general or regional economic weakness, business and societal conditions, and the weather impact on sales and customer travel; discretionary income or personal expenditure activity of our customers; information technology-related incidents, including data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our ability to identify, acquire and sell successful new lines of retail merchandise and new menu items at our restaurants; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; the effects of plans intended to promote or protect our brands and products; commodity price increases; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; workers’ compensation, group health and utility price changes; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease as well as the possible effects of such events on the price or availability of ingredients used in our restaurants; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance all or portions of our indebtedness; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; our ability to retain key personnel; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity or our ability to manage the impact of social media associated with these activities; economic or psychological effects of natural disasters or other unforeseen events such as terrorist acts, social unrest or war and the military or government responses to such events; disruptions to our restaurant or retail supply chain, including as a result of COVID-19; changes in foreign exchange rates affecting our future retail inventory purchases; the impact of activist shareholders; our reliance on limited distribution facilities and certain significant vendors;  implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”) and those factors contained in Part I, Item 1A of the 2021 Form 10-K, as well as the factors described under “Critical Accounting Estimates” on pages 26-28 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Overview

Management believes that the Cracker Barrel’s core competitive advantages include our authentic experiential brand, our culture of hospitality, and our homestyle food and retail assortments. We remain focused on these core strengths, and we believe they will continue to drive the long-term success and outperformance of our brand. We plan to leverage these core strengths in fiscal 2022 to drive additional frequency from our core guests, attract new customers, and strengthen our operating and business model.

During the first quarter, we continued to make progress on key strategic initiatives such as continuing the rollout of beer and wine to our stores and investments in our digital capabilities. We also expanded our virtual brand, Chicken ‘n Biscuits, to a total of 500 stores in the first quarter, and we launched a second virtual brand, The Pancake Kitchen. Finally, we launched Cracker Barrel Kitchen, a ghost kitchen that marks our entrance to the Los Angeles market.

For the full fiscal year, we currently anticipate adding three new Cracker Barrel locations and 15 new Maple Street Biscuit Company locations.

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

Index
These performance indicators exclude the impact of new store openings and sales related to MSBC.

We use comparable store sales metrics as indicators of sales growth to evaluate how our established stores have performed over time. We use comparable restaurant guest traffic increase/(decrease) to evaluate how established stores have performed over time, excluding growth achieved through menu price and sales mix change. Finally, we use average check per guest to identify trends in guest preferences, as well as the effectiveness of menu changes. We believe these performance indicators are useful for investors by providing a consistent comparison of sales results and trends across comparable periods within our core, established store base, unaffected by results of store openings, closings, and other transitional changes.

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended October 29, 2021 as compared to the same period in the prior year:

	Quarter Ended
	October 29, 2021	October 30, 2020
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.9	30.8
Labor and other related expenses	35.0	35.1
Other store operating expenses	23.4	25.0
General and administrative expenses	5.2	6.1
Gain on sale and leaseback transaction	—	(33.7)
Operating income	5.5	36.7
Interest expense, net	0.4	1.7
Income before income taxes	5.1	35.0
Provision for income taxes	0.8	8.6
Net income	4.3%	26.4%

The following table sets forth the change in the number of Company-owned and franchised units in operation at the beginning and end of the quarters ended October 29, 2021 and October 30, 2020 as well as the number of Company-owned and franchised units at the end of the quarters ended October 29, 2021 and October 30, 2020:

	October 29, 2021	October 30, 2020
Net change in units:
Company-owned - Cracker Barrel	—	—
Company-owned – MSBC	—	—
Franchise – MSBC	—	—

Units in operation at end of the period
Company-owned - Cracker Barrel	664	663
Company-owned – MSBC	37	35
Total Company-owned units at end of the period	701	698
Franchise – MSBC	7	5

Total Revenue

Total revenue for the first quarter of 2022 increased 21.4% as compared to the same period in the prior year. The Company continues to recover from the COVID-19 pandemic as all dining rooms were open to some extent during the first quarter of 2022. Dining room service was operational to varying degrees, yet in some locations continued to be impacted by capacity restrictions and social distancing guidelines. It is possible that renewed outbreaks or increases in cases, either as part of a national trend or on a more localized basis, could result in additional capacity restrictions or otherwise limit our dine-in services, or negatively affect consumer demand. Off-premise sales for the first quarter of 2022 represented approximately 20% of restaurant sales volumes compared to approximately 25% in the first quarter of 2021 when a large number of our restaurants were operating with limitations on or full prohibitions of dine-in services.

Index
The following table highlights the key components of revenue for the quarter ended October 29, 2021 as compared to the same period in the prior year:

	Quarter Ended
	October 29, 2021	October 30, 2020
Revenue in dollars:
Restaurant	$615,414	$515,224
Retail	169,516	131,230
Total revenue	$784,930	$646,454
Total revenue by percentage relationships:
Restaurant	78.4%	79.7%
Retail	21.6%	20.3%
Average unit volumes(1):
Restaurant	$910.1	$765.0
Retail	255.1	197.9
Total revenue	$1,165.2	$962.9
Comparable store sales increase (decrease)(2):
Restaurant	19.0%	(16.4%)
Retail	29.1%	(8.1%)
Restaurant and retail	21.0%	(14.9%)
Average check increase	6.9%	1.9%
Comparable restaurant guest traffic increase/(decrease)(2):	12.1%	(18.3%)

(1) Average unit volumes include sales of all stores except for MSBC.
(2) Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC.

For the first quarter of 2022, our comparable store restaurant sales increased as a result of a 12.1% guest traffic increase and a 6.9% average check increase (including a 5.5% average menu price increase) as compared to the prior year first quarter.

Our retail sales are made substantially to our restaurant guests.  For the first quarter of 2022, our comparable store retail sales increase resulted primarily from the guest traffic increase and strong performance in the toys, food and convenience, décor merchandise, apparel and accessories and licensed categories.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the first quarter of 2022 as compared to the same period in the prior year:

	Quarter Ended
	October 29, 2021	October 30, 2020
Cost of Goods Sold in dollars:
Restaurant	$160,301	$132,613
Retail	82,470	66,431
Total Cost of Goods Sold	$242,771	$199,044
Cost of Goods Sold by percentage of revenue:
Restaurant	26.0%	25.7%
Retail	48.7%	50.6%

Index
The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first quarter of 2022 as compared to the same period in the prior year primarily resulted from higher food waste and commodity inflation of 7.3% partially offset by our menu price increase referenced above and a shift to lower cost menu items. Higher food waste accounted for an increase of 0.5% as a percentage of restaurant revenue for the first quarter of 2022 as compared to the same period in the prior year. Lower cost menu items accounted for a decrease of 0.5%.

We presently expect the rate of commodity inflation to be in the high single digits in 2022.

The decrease in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2022 as compared to the first quarter of 2021 resulted from lower markdowns, a decrease in discounts and allowances, lower freight expense and lower shrinkage partially offset by lower initial margin and the change in the provision for obsolete inventory. Lower freight expense and lower shrinkage as a percentage of retail revenue in the first quarter of 2022 as compared to the same period in the prior year were primarily driven by the increase in retail revenue in 2022.

First Quarter (Decrease) Increase as a Percentage of Retail Revenue
Markdowns	(1.2%)
Discounts and allowances	(1.1%)
Freight expense	(0.3%)
Inventory shrinkage	(0.1%)
Lower initial margin	0.4%
Provision for obsolete inventory	0.4%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the first quarter of 2022 as compared to the same period in the prior year:

	Quarter Ended
	October 29, 2021	October 30, 2020
Labor and related expenses	35.0%	35.1%

This percentage change resulted from the following:

First Quarter (Decrease) Increase as a Percentage of Total Revenue
Store management compensation	(0.7%)
Store bonus expense	(0.2%)
Store hourly labor	0.8%

The decrease in store management compensation as a percentage of total revenue in the first quarter of 2022 as compared to the same period in the prior year was primarily driven by the increase in total revenue in 2022 partially offset by wage inflation exceeding menu price increases.

The decrease in store bonus expense as a percentage of total revenue for the first quarter of 2022 as compared to the same period in the prior year resulted from lower performance against financial objectives for certain components of the incentive plan in the first quarter of 2022 as compared to the same period in the prior year.

The increase in store hourly labor expense as a percentage of total revenue for the first quarter of 2022 as compared to the same period in the prior year resulted primarily from wage inflation exceeding menu price increases and a reduction in productivity. We presently expect the rate of wage inflation to be in the high single digits in 2022.

Index
Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, depreciation and amortization, advertising, rent, third party delivery fees, credit and gift card fees, real and personal property taxes and general insurance.

The following table highlights other store operating expenses as a percentage of total revenue for the first quarter of 2022 as compared to the same period in the prior year:

	Quarter Ended
	October 29, 2021	October 30, 2020
Other store operating expenses	23.4%	25.0%

This percentage changes resulted primarily from the following:

First Quarter (Decrease) Increase as a Percentage of Total Revenue
Depreciation expense	(0.8%)
Rent expense	(0.4%)
Real and personal property taxes expense	(0.3%)
Supplies expense	(0.2%)
Utilities expense	(0.2%)
Other store expenses	0.4%

The decreases in depreciation expense, rent expense, real and personal property taxes expense and utilities expense as a percentage of total revenue in the first quarter of 2022 as compared to the same period in the prior year were primarily driven by the increase in total revenue in the first quarter of 2022.

The decrease in supplies expense as a percentage of total revenue for the first quarter of 2022 as compared to the same period in the prior year was primarily driven by the increase in total revenue in the first quarter of 2022 partially offset by higher costs.  For the first quarter of 2022, we incurred higher costs associated with the growth in our off-premise business and increased operations in our dining rooms.

The increase in other store expenses as a percentage of total revenue for the first quarter of 2022 as compared to the same period in the prior year resulted primarily from costs associated with the growth in our off-premise business.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the first quarter of 2022 as compared to the same period in the prior year:

	Quarter Ended
	October 29, 2021	October 30, 2020
General and administrative expenses	5.2%	6.1%

The decrease in general and administrative expenses as a percentage of total revenue in the first quarter of 2022 as compared to the same period in the prior year resulted primarily from expenses related to the proxy contest in the first quarter of 2021.

Index
Gain on Sale and Leaseback Transaction

On August 4, 2020, the Company completed a sale and leaseback transaction involving 62 of its owned Cracker Barrel stores and recorded a gain of $217,722 which is recorded in the gain on sale and leaseback transaction line in the Condensed Consolidated Statement of Income in the first quarter of 2021.  See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding this sale and leaseback transaction.

Interest Expense, net

The following table highlights interest expense, net in dollars for the first quarter of 2022 as compared to the same period in the prior year:

	Quarter Ended
	October 29, 2021	October 30, 2020
Interest expense	$2,629	$10,715

The decrease in interest expense for the first quarter of 2022 as compared to the same period in the prior year resulted primarily from lower debt levels and lower average weighted interest rates.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the first quarter of 2022 as compared to the same period in the prior year:

	Quarter Ended
	October 29, 2021	October 30, 2020
Effective tax rate	17.1%	24.6%

The decrease in the effective tax rate is primarily the result of an increase in tax credits and taxes on the sale and leaseback transaction in the first quarter of 2021.  We presently expect our effective tax rate for 2022 to be approximately 17%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2019 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at July 30, 2021, were sufficient to finance all of our growth, dividend payments, working capital needs, interest payments under our revolving credit facility and other cash payment obligations in the first three months of 2022. We believe that cash at October 29, 2021, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans and working capital needs over the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $23,023 for the first three months of 2022, representing a decrease from the $56,991 net cash provided during the first three months of 2021. This decrease primarily reflected the timing of payments for accounts payable.

Borrowing Capacity, Debt Covenants and Notes

On September 5, 2018, we entered into the 2019 Revolving Credit Facility, a five-year $950,000 revolving credit facility, which also contains an option to increase the revolving credit facility by $300,000, of which $260,605 remains. In the third quarter of 2021, we entered into an amendment to the 2019 Revolving Credit Facility which reduced the commitment amount from $950,000 to $800,000.

Index
At October 29, 2021, we had $85,000 of outstanding borrowings under the 2019 Revolving Credit Facility and $31,896 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and our July 29, 2020 and August 4, 2020 sale and leaseback transactions, which reduce our borrowing availability under the 2019 Revolving Credit Facility. At October 29, 2021, we had $683,104 in borrowing availability under our 2019 Revolving Credit Facility. See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with the 2019 Revolving Credit Facility’s financial covenants at October 29, 2021, and we expect to be in compliance with the 2019 Revolving Credit Facility’s financial covenants for the remaining term.

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

Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $14,053 for the first three months of 2022 as compared to $11,214 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures during the first three months of 2022 as compared to the first three months of 2021 resulted primarily from higher capital expenditures for existing stores partially offset by lower capital expenditures for strategic initiatives. We estimate that our capital expenditures during 2022 will be approximately $120,000.  This estimate includes the acquisition of sites and construction costs of new Cracker Barrel stores and new MSBC locations that have opened or that we expect to open during 2022, as well as for acquisition and construction costs for store locations that we plan to be opened in 2023.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2019 Revolving Credit Facility, as necessary.

The proceeds from sale of property and equipment were $14 for the first three months of 2022 as compared to $149,829 for the same period in the prior year.  This decrease primarily relates to the sale and leaseback transaction entered into during the first quarter of 2021.  See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding this sale and leaseback transaction.

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

Index
During the first three months of 2022, we paid a regular dividend of $1.00 per share and declared a dividend of $1.30 per share that was subsequently paid on November 9, 2021, to shareholders of record on October 22, 2021.

We have been authorized by our Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $100,000.  We did not repurchase any shares of our common stock during the first three months of 2022.

During the first three months of 2022, we issued 22,691 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $2,309.

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

We had negative working capital of $92,424 at October 29, 2021 versus negative working capital of $111,666 at July 30, 2021.  The change in working capital from July 30, 2021 to October 29, 2021 primarily resulted from higher inventory levels and lower incentive compensation accruals resulting from the payment of annual bonuses partially offset by a decrease in cash.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2021.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2021 Form 10-K for additional information regarding our material commitments.

Recent Accounting Pronouncements Adopted

See Note 1 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting guidance adopted.  The adoption of the accounting guidance on income taxes discussed in Note 1 did not have a significant impact on our consolidated financial position or results of operations. See Note 1 regarding the impact of the adoption of the convertible instruments guidance.

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

Our significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements contained in the 2021 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

We have not made any material changes in our methodology for assessing impairments during the first three months of 2022, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  It is possible that we may recognize impairment as a result of the unknown impacts of the COVID-19 pandemic and our response.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first three months of 2022 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first three months of 2022 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Index
Changes in these assumptions and management judgments may produce materially different amounts in the recognition of the right-of-use assets and lease liabilities.  Additionally, any loss resulting from an impairment of the right-of-use assets is recognized by a charge to income, which could be material.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative market risks since July 30, 2021.  For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At October 29, 2021, our outstanding borrowings totaled $85,000 under our revolving credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  Loans under the 2019 Revolving Credit Facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4 to our Condensed Consolidated Financial Statements).  In the fourth quarter of 2021, we issued and sold the Notes, which bear cash interest at a fixed rate of 0.625% per annum.

The impact of a one-percentage point increase or decrease in the $85,000 of our outstanding borrowings under our revolving credit facility is approximately $850 on a pre-tax annualized basis.

Credit Risk.  In the fourth quarter of 2021, the Company issued the Notes and entered into the Convertible Note Hedge Transactions and the Warrant Transactions with the Hedge Counterparties.  Subject to the changes in the market price of the Company’s common stock price, the Company could be exposed to credit risk arising out of the net settlement of the Convertible Note Hedge Transactions and the Warrant Transactions in its favor.  Based on the Company’s review of the possible net settlements and the creditworthiness of the Hedge Counterparties and their affiliates, the Company believes it does not have a material exposure to credit risk as a result of these transactions at this time.

ITEM 4.	Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer each concluded that as of October 29, 2021, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 29, 2021 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2021 Form 10-K.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: November 23, 2021	By:	/s/P. Douglas Couvillion
P. Douglas Couvillion, Senior Vice President and Interim Chief Financial Officer

Date: November 23, 2021	By:	/s/Kara S. Jacobs
Kara S. Jacobs, Vice President, Corporate Controller and Principal Accounting Officer