Form 10-Q
period 2022-01-28
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2022-02-24
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 28, 2022

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

23,225,842 Shares of Common Stock
Outstanding as of February 16, 2022

CRACKER BARREL OLD COUNTRY STORE, INC.

Index
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	January 28, 2022	July 30, 2021*
Current Assets:
Cash and cash equivalents	$79,709	$144,593
Accounts receivable	32,112	27,372
Income taxes receivable	12,525	21,123
Inventories	153,883	138,320
Prepaid expenses and other current assets	28,407	22,188
Total current assets	306,636	353,596
Property and equipment	2,255,736	2,234,489
Less: Accumulated depreciation and amortization	1,299,054	1,254,639
Property and equipment – net	956,682	979,850
Operating lease right-of-use assets, net	956,941	974,477
Goodwill	4,690	4,690
Intangible assets	21,248	21,285
Other assets	56,238	57,796
Total assets	$2,302,435	$2,391,694
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$123,939	$135,176
Dividends payable	30,583	23,970
Deferred revenues	120,029	93,157
Other current liabilities	204,334	212,959
Total current liabilities	478,885	465,262

Long-term debt	327,358	327,253
Long-term operating lease liabilities	738,715	748,305
Other long-term obligations	153,373	187,241

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 23,248,532 shares issued and outstanding at January 28, 2022, and 23,497,166 shares issued and outstanding at July 30, 2021	232	235
Retained earnings	603,872	663,398
Total shareholders’ equity	604,104	663,633
Total liabilities and shareholders’ equity	$2,302,435	$2,391,694

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 30, 2021, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2021.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021

Total revenue	$862,260	$677,169	$1,647,190	$1,323,623

Cost of goods sold (exclusive of depreciation and rent)	283,641	225,084	526,412	424,128
Labor and other related expenses	296,326	236,862	570,983	464,050
Other store operating expenses	192,166	166,871	375,845	328,145
General and administrative expenses	43,463	33,957	84,373	73,521
Gain on sale and leaseback transaction	—	—	—	(217,722)
Operating income	46,664	14,395	89,577	251,501
Interest expense, net	2,200	10,815	4,829	21,530
Income before income taxes	44,464	3,580	84,748	229,971
Provision for income taxes (income tax benefit)	6,840	(10,420)	13,748	45,291
Net income	$37,624	$14,000	$71,000	$184,680

Net income per share:
Basic	$1.61	$0.59	$3.03	$7.79
Diluted	$1.60	$0.59	$3.02	$7.77

Weighted average shares:
Basic	23,393,398	23,723,395	23,450,379	23,715,573
Diluted	23,462,571	23,785,374	23,528,227	23,778,302

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021

Net income	$37,624	$14,000	$71,000	$184,680

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	—	1,420	—	4,886
Income tax expense	—	354	—	1,219
Other comprehensive income, net of tax	—	1,066	—	3,667
Comprehensive income	$37,624	$15,066	$71,000	$188,347

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at July 30, 2021	23,497,166	$235	$—	$—	$663,398	$663,633
Comprehensive Income:
Net income	—	—	—	—	33,376	33,376
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	33,376	33,376
Cash dividends declared - $1.30 per share	—	—	—	—	(30,838)	(30,838)
Share-based compensation	—	—	2,309	—	—	2,309
Cumulative-effect of change in accounting principle, net of taxes (see Note 1)	—	—	—	—	(36,956)	(36,956)
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,691	—	(2,309)	—	—	(2,309)
Balances at October 29, 2021	23,519,857	$235	$—	$—	$628,980	$629,215
Comprehensive Income:
Net income	—	—	—	—	37,624	37,624
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	37,624	37,624
Cash dividends declared - $1.30 per share	—	—	—	—	(30,471)	(30,471)
Share-based compensation	—	—	2,203	—	—	2,203
Issuance of share-based compensation awards, net of shares withheld for employee taxes	8,339	—	(237)	—	—	(237)
Purchases and retirement of common stock	(279,664)	(3)	(1,966)	—	(32,261)	(34,230)
Balances at January 28, 2022	23,248,532	$232	$—	$—	$603,872	$604,104

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at July 31, 2020	23,697,396	$237	$—	$(20,346)	$438,498	$418,389
Comprehensive Income:
Net income	—	—	—	—	170,680	170,680
Other comprehensive income, net of tax	—	—	—	2,601	—	2,601
Total comprehensive income	—	—	—	2,601	170,680	173,281
Cash dividends previously declared in prior quarters	—	—	—	—	(40)	(40)
Share-based compensation	—	—	1,974	—	—	1,974
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,928	—	(1,974)	—	(18)	(1,992)
Balances at October 30, 2020	23,720,324	$237	$—	$(17,745)	$609,120	$591,612
Comprehensive Income:
Net income	—	—	—	—	14,000	14,000
Other comprehensive income, net of tax	—	—	—	1,066	—	1,066
Total comprehensive income	—	—	—	1,066	14,000	15,066
Cash dividends previously declared in prior quarters	—	—	—	—	(52)	(52)
Share-based compensation	—	—	1,992	—	—	1,992
Issuance of share-based compensation awards	4,088	—	(25)	—	18	(7)
Balances at January 29, 2021	23,724,412	$237	$1,967	$(16,679)	$623,086	$608,611

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	January 28, 2022	January 29, 2021
Cash flows from operating activities:
Net income	$71,000	$184,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,362	53,770
Amortization of debt issuance costs	911	—
Loss on disposition of property and equipment	2,737	1,933
Gain on sale and leaseback transaction	—	(217,722)
Share-based compensation	4,512	3,966
Noncash lease expense	28,908	27,704
Amortization of asset recognized from gain on sale and leaseback transactions	6,368	6,368
Changes in assets and liabilities:
Inventories	(15,563)	4,323
Other current assets	(1,375)	(26,178)
Accounts payable	(11,237)	14,804
Other current liabilities	20,065	8,004
Deferred income taxes	(323)	65,347
Long-term operating lease liabilities	(28,856)	(32,546)
Other long-term obligations	(19,957)	30,085
Other long-term assets	(759)	(3,222)
Net cash provided by operating activities	107,793	121,316
Cash flows from investing activities:
Purchase of property and equipment	(30,438)	(29,470)
Proceeds from insurance recoveries of property and equipment	675	246
Proceeds from sale of property and equipment	33	149,877
Acquisition of business, net of cash acquired	(1,500)	(1,500)
Net cash provided by (used in) investing activities	(31,230)	119,153
Cash flows from financing activities:
Taxes withheld from issuance of share-based compensation awards	(2,546)	(1,999)
Principal payments under long-term debt	(50,049)	(75,049)
Purchases and retirement of common stock	(34,230)	—
Dividends on common stock	(54,622)	(31,578)
Net cash used in financing activities	(141,447)	(108,626)

Net increase (decrease) in cash and cash equivalents	(64,884)	131,843
Cash and cash equivalents, beginning of period	144,593	436,996
Cash and cash equivalents, end of period	$79,709	$568,839

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,704	$20,434
Income taxes	$4,156	$1,038

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$2,352	$2,821
Change in fair value of interest rate swaps	$—	$4,886
Change in deferred tax asset for interest rate swaps	$—	$(1,219)
Dividends declared but not yet paid	$30,837	$572

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

COVID-19 Impact

The Company continues to recover from the COVID-19 pandemic as all dining rooms were open to some extent during the first six months of 2022. Dining room service was operational to varying degrees, yet certain locations were adversely impacted by the Omicron variant of COVID-19 resulting in a decline in guests’ comfort level for dining indoors and capacity reductions driven by staffing shortages. Following increases in the number of cases of COVID-19 throughout the United States during the second quarter of 2022, some of our restaurants were subject to other COVID-19-related restrictions, including mask and vaccination requirements for employees and guests. It is possible that renewed outbreaks, increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in additional COVID-19-related restrictions including capacity restrictions or otherwise limit our dine-in services, or negatively affect consumer demand.

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

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at January 28, 2022 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$15,001	$—	$—	$15,001
Deferred compensation plan assets**				33,108
Total assets at fair value				$48,109

The Company’s assets measured at fair value on a recurring basis at July 30, 2021 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$35,001	$—	$—	$35,001
Deferred compensation plan assets**				32,527
Total assets at fair value				$67,528

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company did not have any liabilities measured at fair value on a recurring basis at January 28, 2022 and July 30, 2021.  The Company’s money market fund investments are measured at fair value using quoted market prices.  The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 28, 2022 and July 30, 2021.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the Notes was $284,586 and $249,233, respectively, as of January 28, 2022 and July 30, 2021.

Index
3.	Inventories

Inventories were comprised of the following at:

	January 28, 2022	July 30, 2021
Retail	$117,068	$104,143
Restaurant	23,207	21,583
Supplies	13,608	12,594
Total	$153,883	$138,320

4.	Debt

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

The Company’s outstanding borrowings under the 2019 Revolving Credit Facility were $35,000 and $85,000 on January 28, 2022 and July 30, 2021, respectively.

At January 28, 2022, the Company had $31,896 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit).  At January 28, 2022, the Company had $733,104 in borrowing availability under the 2019 Revolving Credit Facility. During the second quarter of 2022, we repaid $50,000 of borrowings under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at the London Inter-Bank Offered Rate (“LIBOR”) or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  At January 28, 2022, the weighted average interest rate on $35,000 of the Company’s outstanding borrowings was 2.35%.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.   At January 28, 2022, the Company was in compliance with all debt covenants under the 2019 Revolving Credit Facility.

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

Index
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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of January 28, 2022, the conversion rate, as adjusted, was 5.4587 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the 2026 Notes offering were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

In accounting for the issuance of the Notes as of July 30, 2021, the Company separated the Notes into liability and equity components. The carrying amount of the liability component before the allocation of any issuance costs was calculated by measuring the fair value of a similar liability that does not have an associated exchangeable feature. The carrying amount of the equity component (before the allocation of any issuance costs), representing the conversion option, which did not require separate accounting as a derivative as it met a scope exception for certain contracts involving an entity’s own equity, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represented the debt discount, which was recorded as a direct deduction from the related debt liability in the Condensed Consolidated Balance Sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the Notes of $53,004 was included in additional paid-in capital in the consolidated balance sheet as of July 30, 2021 and was not remeasured since it continued to meet the conditions for equity classification. Issuance costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Issuance costs attributable to the liability component were recorded as debt issuance costs in the Condensed Consolidated Balance Sheet and are amortized to interest expense using the effective interest method over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

Due to our adoption of new accounting guidance for convertible instruments on July 31, 2021, the Company no longer bifurcates the Notes into a liability and an equity component in the Company’s Condensed Consolidated Balance Sheets (see Note 1 for additional information regarding the adoption of this new accounting guidance). Upon adoption of this new accounting guidance, the Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs. The equity conversion feature that was recorded to equity, as well as the unamortized debt discount and amortization expense attributable to equity, have been derecognized.

The following table includes the outstanding principal amount and carrying value of the Notes as of the period indicated:

January 28, 2022
Liability component
Principal	$300,000
Less: Debt issuance costs (1)	7,868
Net carrying amount	$292,132
(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

Index
The effective rate of the Notes over their expected life is 1.24%. The following is a summary of interest expense for the Notes for the quarter ended and six months ended January 28, 2022:

	Quarter Ended January 28, 2022	Six Months Ended January 28, 2022
Coupon interest	$474	$948
Amortization of issuance costs	432	911
Total interest expense	$906	$1,859

 During any calendar quarter after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the quarter immediately following, convert all or a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during the first quarter of 2022. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of January 28, 2022, the Company could not be required to settle the Notes and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of January 28, 2022, the strike price, as adjusted, of the Warrant Transactions was $256.47 per share as a result of dividends declared since the Notes were issued.

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

Index
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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Revenue:
Restaurant	$656,080	$521,243	$1,271,494	$1,036,467
Retail	206,180	155,926	375,696	287,156
Total revenue	$862,260	$677,169	$1,647,190	$1,323,623

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

Gift Card Breakage

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company’s stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.   Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company’s Condensed Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote, and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and six months ended January 28, 2022, gift card breakage was $2,164 and $3,269, respectively.  For the quarter and six months ended January 29, 2021, gift card breakage was $1,754 and $2,694, respectively.

Index
Deferred revenue related to the Company’s gift cards was $119,996 and $93,098, respectively, at January 28, 2022 and July 30, 2021.  Revenue recognized in the Condensed Consolidated Statements of Income for the six months ended January 28, 2022 and January 29, 2021, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $28,809 and $26,944.

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2022 and 2023 with undiscounted future payments of $3,654 and $16,721, respectively.

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

The following table summarizes the components of lease cost for operating leases for the quarter ended and six months ended January 28, 2022 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Operating lease cost	$27,150	$26,413	$54,142	$52,885
Short term lease cost	2,058	1,741	2,225	2,064
Variable lease cost	642	667	1,230	1,194
Total lease cost	$29,850	$28,821	$57,597	$56,143

Index
The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the quarter ended and six months ended January 28, 2022 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Operating cash flow information:
Gain on sale and leaseback transaction	$—	$—	$—	$217,722
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	23,068	22,415	45,861	44,681
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	4,969	3,556	11,657	315,189
Lease modifications or reassessments increasing or decreasing right-of-use assets	3,039	1,787	6,416	25,044
Lease modifications removing right-of-use assets	(174)	(89)	(336)	(348)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of January 28, 2022 and January 29, 2021:

	January 28, 2022	January 29, 2021
Weighted-average remaining lease term	17.80 Years	18.40 Years
Weighted-average discount rate	4.87%	4.82%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of January 28, 2022:

Year	Total
Remainder of 2022	$45,502
2023	83,781
2024	66,788
2025	63,428
2026	63,340
Thereafter	896,716
Total future minimum lease payments	1,219,555
Less imputed remaining interest	(428,528)
Total present value of operating lease liabilities	$791,027

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

Index
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

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Net income per share numerator	$37,624	$14,000	$71,000	$184,680

Net income per share denominator:
Weighted average shares	23,393,398	23,723,395	23,450,379	23,715,573
Add potential dilution:
Nonvested stock awards and units	69,173	61,979	77,848	62,729
Diluted weighted average shares	23,462,571	23,785,374	23,528,227	23,778,302

10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of January 28, 2022, the Company had $31,896 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 and August 4, 2020 sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2019 Revolving Credit Facility (see Note 4).

During 2020, the Company received notice regarding non-performance by the primary obligor under lease arrangements for two properties occupied by a third party. At January 28, 2022, the Company has recorded an accrual of $344 in the Condensed Consolidated Balance Sheet for amounts to be paid as of result of non-performance by the primary obligor.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of January 28, 2022.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At January 28, 2022, we operated 664 Cracker Barrel stores in 45 states and 38 Maple Street Biscuit Company (“MSBC”) company-owned locations in eight states.  At January 28, 2022, MSBC had seven franchised locations.

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

Overview

Management believes that the Cracker Barrel’s core competitive advantages include our authentic experiential brand, our culture of hospitality, and our homestyle food and retail assortments. We remain focused on these core strengths, and we believe they will continue to drive the long-term success and outperformance of our brand. We plan to leverage these core strengths in 2022 to drive additional frequency from our core guests, attract new customers, and strengthen our operating and business model.

During the second quarter, we focused our efforts on operational execution during the seasonally higher volumes associated with the holiday season. We also continued the rollout of beer and wine to our stores and continued to invest in our digital and off-premise capabilities.

For the full fiscal year, we currently anticipate adding two new Cracker Barrel locations and 10 to 12 new Maple Street Biscuit Company locations, one of which opened in the first six months of 2022.

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

Index
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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended and first six months ended January 28, 2022 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	32.9	33.2	32.0	32.0
Labor and other related expenses	34.4	35.0	34.7	35.1
Other store operating expenses	22.3	24.7	22.8	24.8
General and administrative expenses	5.0	5.0	5.1	5.6
Gain on sale and leaseback transaction	—	—	—	(16.5)
Operating income	5.4	2.1	5.4	19.0
Interest expense, net	0.2	1.6	0.3	1.6
Income before income taxes	5.2	0.5	5.1	17.4
Provision for income taxes (income tax benefit)	0.8	(1.6)	0.8	3.4
Net income	4.4%	2.1%	4.3%	14.0%

Index
The following table sets forth the change in the number of Company-owned and franchised units in operation during the quarters and first six months ended January 28, 2022 and January 29, 2021 as well as the number of Company-owned and franchised units at the end of the quarters and first six months ended January 28, 2022 and January 29, 2021:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Net change in units:
Company-owned – Cracker Barrel	—	—	—	—
Company-owned – MSBC	1	—	1	1
Franchise - MSBC	—	1	—	1
Units in operation at end of the period:
Company-owned – Cracker Barrel	664	663	664	663
Company-owned – MSBC	38	36	38	36
Total Company-owned units at end of the period	702	699	702	699
Franchise – MSBC	7	7	7	7

Total Revenue

Total revenue for the second quarter and first six months of 2022 increased 27.3% and 24.4%, respectively, as compared to the same periods in the prior year. The Company continues to recover from the COVID-19 pandemic as all dining rooms were open to some extent during the first six months of 2022. Dining room service was operational to varying degrees, yet certain locations were adversely impacted by the Omicron variant of COVID-19 resulting in a decline in guests' comfort level for dining indoors and capacity reductions driven by staffing shortages. Following increases in the numbers of cases of COVID-19 throughout the United States during the second quarter of 2022, some of our restaurants were subject to other COVID-19-related restrictions, including mask and vaccination requirements for employees and guests. It is possible that renewed outbreaks, increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in additional COVID-19-related restrictions including capacity restrictions or otherwise limit our dine-in services, or negatively affect consumer demand. Off-premise sales for the second quarter of 2022 represented approximately 24% of restaurant sales volumes compared to approximately 30% in the second quarter of 2021 when a large number of our restaurants were operating with limitations on or full prohibitions of dine-in services.

Index
The following table highlights the key components of revenue for the quarter and six months ended January 28, 2022 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Revenue in dollars:
Restaurant	$656,080	$521,243	$1,271,494	$1,036,467
Retail	206,180	155,926	375,696	287,156
Total revenue	$862,260	$677,169	$1,647,190	$1,323,623
Total revenue by percentage relationships:
Restaurant	76.1%	77.0%	77.2%	78.3%
Retail	23.9%	23.0%	22.8%	21.7%
Average unit volumes(1):
Restaurant	$970.7	$772.6	$1,880.8	$1,537.6
Retail	310.3	235.2	565.4	433.1
Total revenue	$1,281.0	$1,007.8	$2,446.2	$1,970.7
Comparable store sales increase (decrease) (2):
Restaurant	25.9%	(21.9%)	22.5%	(19.3%)
Retail	32.5%	(15.3%)	30.9%	(12.1%)
Restaurant and retail	27.5%	(20.5%)	24.3%	(17.8%)
Average check increase	7.1%	2.3%	7.0%	2.0%
Comparable restaurant guest traffic increase (decrease)(2):	18.8%	(24.2%)	15.5%	(21.3%)

(1) Average unit volumes include sales of all stores except for MSBC.
(2) Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC.

For the second quarter of 2022, our comparable store restaurant sales increased as a result of a 18.8% guest traffic increase and a 7.1% average check increase (including a 5.3% average menu price increase) as compared to the prior year period.

For the first six months of 2022, our comparable store restaurant sales increased as a result of a 15.5% guest traffic increase and a 7.0% average check increase (including a 5.4% average menu price increase) as compared to the prior year period.

Our retail sales are made substantially to our restaurant guests.  For the second quarter of 2022, our comparable store retail sales increase resulted primarily from the guest traffic increase and strong performance in the toys, décor merchandise, food and convenience, apparel and accessories, licensed, and bed and bath merchandise categories. For the first six months of 2022, our comparable retail sales increase resulted primarily from the guest traffic increase and strong performance in the toys, food and convenience, décor merchandise, apparel and accessories, licensed, media and bed and bath merchandise categories.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the second quarter and first six months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Cost of Goods Sold in dollars:
Restaurant	$179,667	$140,469	$339,968	$273,082
Retail	103,974	84,615	186,444	151,046
Total Cost of Goods Sold	$283,641	$225,084	$526,412	$424,128
Cost of Goods Sold by percentage of revenue:
Restaurant	27.4%	26.9%	26.7%	26.3%
Retail	50.4%	54.3%	49.6%	52.6%

Index
The increases in restaurant cost of goods sold as a percentage of restaurant revenue in the second quarter and the first six months of 2022 as compared to the same periods in the prior year were primarily the result of commodity inflation and higher food waste partially offset by our menu price increases referenced above and a shift to lower cost menu items. Commodity inflation was 8.5% and 7.9%, respectively, for the second quarter and the first six months of 2022. Higher food waste accounted for increases of 0.2% and 0.3%, respectively, as a percentage of restaurant revenue for the second quarter and first six months of 2022 as compared to the same periods in the prior year. Lower cost menu items accounted for decreases of 0.6% and 0.5%, respectively, as a percentage of restaurant revenue for the second quarter and first six months of 2022 as compared to the same periods in the prior year.

 We continue to partially offset inflationary pressures through menu price increases and operational improvements, and we presently expect the rate of commodity inflation to be approximately 10.0% in 2022.

The decrease in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2022 as compared to the same period in the prior year resulted from lower markdowns and lower freight expense.

Second Quarter Decrease as a Percentage of Total Revenue
Markdowns	(3.6%)
Freight expense	(0.3%)

The decrease in retail cost of goods sold as a percentage of retail revenue in the first six months of 2022 as compared to the same period in the prior year resulted from lower markdowns and a decrease in discounts and allowances.

First Six Months Decrease as a Percentage of Total Revenue
Markdowns	(2.5%)
Discounts and allowances	(0.5%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the second quarter and first six months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Labor and related expenses	34.4%	35.0%	34.7%	35.1%

These percentage changes resulted from the following:

	Second Quarter (Decrease) Increase as a Percentage of Total Revenue	First Six Months (Decrease) Increase as a Percentage of Total Revenue
Store management compensation	(0.8%)	(0.8%)
Store bonus expense	(0.2%)	(0.2%)
Store hourly labor	0.6%	0.6%

The decreases in store management compensation as a percentage of total revenue for the second quarter and first six months of 2022 as compared to the same periods in the prior year were primarily driven by the increase in total revenue in 2022 partially offset by wage inflation.

Index
The decreases in store bonus expense as a percentage of total revenue for the second quarter and first six months of 2022 as compared to the same periods in the prior year resulted from lower performance against financial objectives for certain components of the incentive plan in the second quarter and first six months of 2022 as compared to the same periods in the prior year.

The increases in store hourly labor expense as a percentage of total revenue for the second quarter and first six months of 2022 as compared to the same periods in the prior year resulted primarily from wage inflation exceeding menu price increases. In addition to menu price increases, we continue to partially offset inflationary pressures through labor productivity initiatives, and we presently expect the rate of wage inflation to be approximately 10% in 2022.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are operating supplies, repairs and maintenance, utilities, depreciation and amortization, advertising, rent, third party delivery fees, credit and gift card fees, real and personal property taxes and general insurance.

The following table highlights other store operating expenses as a percentage of total revenue for the second quarter and first six months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Other store operating expenses	22.3%	24.7%	22.8%	24.8%

This percentage change for the second quarter of 2022 resulted from the following:

Second Quarter (Decrease) Increase as a Percentage of Total Revenue
Depreciation expense	(1.0%)
Rent expense	(0.6%)
Advertising expense	(0.4%)
Utilities expense	(0.2%)
Real and personal property taxes expense	(0.1%)
Maintenance expense	(0.1%)
Loss on disposition of property and equipment	(0.1%)
Other store expenses	0.1%

This percentage change for the first six months of 2022 resulted primarily from the following:

First Six Months (Decrease) Increase as a Percentage of Total Revenue
Depreciation expense	(0.8%)
Rent expense	(0.5%)
Advertising expense	(0.3%)
Real and personal property taxes expense	(0.2%)
Utilities expense	(0.2%)
Supplies expense	(0.1%)
Other store expenses	0.2%

The decreases in depreciation expense, rent expense, advertising expense, real and personal property taxes expense, maintenance expense, utilities expense and loss on asset disposition as a percentage of total revenue in the second quarter and first six months of 2022 as compared to the same periods in the prior year were primarily driven by the increase in total revenue in 2022.

Index
The decrease in supplies expense as a percentage of total revenue for the first six months of 2022 as compared to the same period in the prior year resulted primarily from a decline in off-premise restaurant sales as compared to the first six months of the prior year when a large number of restaurants were operating with limitations on or full prohibitions of dine-in services.

The increase in other store expenses as a percentage of total revenue for the second quarter and first six months of 2022 as compared to the same periods in the prior year resulted primarily from costs associated with the growth in our off-premise business.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the second quarter and first six months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
General and administrative expenses	5.0%	5.0%	5.1%	5.6%

General and administrative expenses as a percentage of total revenue in the second quarter of 2022 as compared to the same period in the prior year remained flat as a result of the following offsetting variances.

Second Quarter Increase (Decrease) as a Percentage of Total Revenue
Professional fees expense	0.2%
Payroll and related expense	(0.2%)

General and administrative expenses as a percentage of total revenue decreased to 5.1% in the first six months of 2022 as compared to 5.6% in the same period in the prior year. This percentage change resulted primarily from the following:

First Six Months Decrease as a Percentage of Total Revenue
Proxy expenses	(0.3%)
Payroll and related expense	(0.1%)

The increase in professional fees as a percentage of total revenue in the second quarter of 2022 as compared to the same period in the prior year resulted primarily from recruitment efforts and hiring of managers.

The decreases in payroll and related expense for the second quarter and first six months of 2022 as a percentage of total revenue as compared to the same periods in the prior year were primarily driven by the increase in revenues in 2022 as compared to the same periods in the prior year partially offset by an increase in headcount due to strategic initiatives and an increase in managers-in-training.

In the first six months of 2021, the Company incurred expenses related to a proxy contest initiated by affiliates of Sardar Biglari in connection with the Company’s 2020 annual shareholders meeting held on November 19, 2020.

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

Index
Interest Expense, net

The following table highlights interest expense, net in dollars for the second quarter and first six months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Interest expense, net	$2,200	$10,815	$4,829	$21,530

The decreases in interest expense for the second quarter and first six months of 2022 as compared to the same periods in the prior year resulted primarily from lower debt levels and lower average weighted interest rates.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the second quarter and first six months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Effective tax rate	15.4%	(291.1%)	16.2%	19.7%

The significant increase in the effective tax rate from the second quarter of 2021 to the second quarter of 2022 is the result of tax benefits recorded for carryback of 2020 federal net operating losses and resolution of state audits during the second quarter of 2021 which have a disproportionate impact due to lower earnings. The decrease in the effective tax rate from the first six months of 2021 to the first six months of 2022 resulted primarily from an increase in tax credits partially offset by the carryback of 2020 federal net operating losses in 2021.

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

We presently expect our effective tax rate for 2022 to be approximately 15%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2019 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at July 30, 2021, were sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs, interest payments under our revolving credit facility and other cash payment obligations in the first six months of 2022. We believe that cash on hand at January 28, 2022, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans, share repurchases and working capital needs over the next twelve months.

Cash Generated From Operations

Our operating activities provided net cash of $107,793 for the first six months of 2022, representing a decrease from the $121,316 net cash provided during the first six months of 2021. This decrease primarily reflected the timing of payments for accounts payable and the change in retail inventory partially offset by the timing of payments for income taxes.

Index
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

At January 28, 2022, we had $35,000 of outstanding borrowings under the 2019 Revolving Credit Facility and $31,896 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and our July 29, 2020 and August 4, 2020 sale and leaseback transactions, which reduce our borrowing availability under the 2019 Revolving Credit Facility. At January 28, 2022, we had $733,104 in borrowing availability under our 2019 Revolving Credit Facility. During the second quarter of 2022, we repaid $50,000 of borrowings under the 2019 Revolving Credit Facility. See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with the 2019 Revolving Credit Facility’s financial covenants at January 28, 2022, and we expect to be in compliance with the 2019 Revolving Credit Facility’s financial covenants for the remaining term.

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

Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $29,763 for the first six months of 2022 as compared to $29,224 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives. We estimate that our capital expenditures during 2022 will be approximately $90,000.  This estimate includes the acquisition of sites and construction costs of new Cracker Barrel stores and new MSBC locations that have opened or that we expect to open during 2022, as well as for acquisition and construction costs for store locations that we plan to be opened in 2023.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2019 Revolving Credit Facility, as necessary.

The proceeds from sale of property and equipment were $33 for the first six months of 2022 as compared to $149,877 for the same period in the prior year.  This decrease primarily relates to the sale and leaseback transaction entered into during the first quarter of 2021.  See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding this sale and leaseback transaction.

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

Index
During the first six months of 2022, we paid a regular dividend of $2.30 per share and declared a dividend of $1.30 per share that was subsequently paid on February 1, 2022, to shareholders of record on January 14, 2022. In addition, in the third quarter of 2022, our Board of Directors approved a regular dividend payable on May 3, 2022 to shareholders on record on April 18, 2022 of $1.30 per share.

We have been authorized by our Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $100,000.  During the first six months of 2022, we repurchased 279,664 shares of our common stock in the open market at an aggregate cost of $34,230.

During the first six months of 2022, we issued 31,030 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $2,546.

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

We had negative working capital of $172,249 at January 28, 2022 versus negative working capital of $111,666 at July 30, 2021.  The change in working capital from July 30, 2021 to January 28, 2022 primarily resulted from a decrease in cash and an increase in deferred revenue related to the sale of our gift cards partially offset by higher inventory levels and timing of accounts payable.

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2022, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  It is possible that we may recognize impairment as a result of the unknown impacts of the COVID-19 pandemic and our response.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first six months of 2022 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2022 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At January 28, 2022, our outstanding borrowings totaled $35,000 under our revolving credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  Loans under the 2019 Revolving Credit Facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4 to our Condensed Consolidated Financial Statements).  In the fourth quarter of 2021, we issued and sold the Notes, which bear cash interest at a fixed rate of 0.625% per annum.

The impact of a one-percentage point increase or decrease in the $35,000 of our outstanding borrowings under our revolving credit facility is approximately $350 on a pre-tax annualized basis.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 28, 2022, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 28, 2022 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2021 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Form 10-Q that were not registered under the Securities Act of 1933, amended.

Index
Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended January 28, 2022 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
10/30/21 – 11/26/21	7,442	$126.42	7,442	Indeterminate (2)
11/27/21 – 12/24/21	226,878	$123.41	226,878	Indeterminate (2)
12/25/21 – 1/28/22	45,344	$116.69	45,344	Indeterminate (2)
Total for the quarter	279,664	$122.40	279,664	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis.

(2)
On September 15, 2021, our Board of Directors approved the repurchase of up to $100,000 of our common stock, with such authorization to expire on October 7, 2022, to the extent it remains unused. Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

ITEM 5.	Other Information

On February 24, 2022, the Company and Sandra B. Cochran, the Company’s President and Chief Executive Officer entered into an amendment (the “Amendment”) to Ms. Cochran’s employment agreement, pursuant to which the Company agreed to extend the severance protections available to Ms. Cochran upon a termination of her employment by the Company without cause or her resignation of her employment for good reason, as defined by the original agreement. These protections, which were otherwise set to expire on July 27, 2023, were extended through September 30, 2024. No other provisions of Ms. Cochran’s employment agreement were modified. A copy of the Amendment is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The foregoing description is qualified in its entirety by reference to such exhibit and Ms. Cochran’s previously filed employment agreement.

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

10.1	Amendment No. 1 to Employment Agreement, dated as of February 24, 2022, by and between Sandra B. Cochran and the Company (filed herewith).†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

† Denotes management contract or compensatory plan, contract or arrangement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 24, 2022	By:	/s/Craig A. Pommells
Craig A. Pommells, Senior Vice President and Chief Financial Officer

Date: February 24, 2022	By:	/s/Kara S. Jacobs
Kara S. Jacobs, Vice President, Corporate Controller and Principal Accounting Officer