Form 10-Q
period 2022-04-29
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2022-06-07
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 29, 2022

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

22,788,597 Shares of Common Stock
Outstanding as of May 31, 2022

CRACKER BARREL OLD COUNTRY STORE, INC.

Index
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	April 29, 2022	July 30, 2021*
Current Assets:
Cash and cash equivalents	$24,773	$144,593
Accounts receivable	31,238	27,372
Income taxes receivable	20,787	21,123
Inventories	192,360	138,320
Prepaid expenses and other current assets	24,938	22,188
Total current assets	294,096	353,596
Property and equipment	2,278,823	2,234,489
Less: Accumulated depreciation and amortization	1,319,895	1,254,639
Property and equipment – net	958,928	979,850
Operating lease right-of-use assets, net	946,813	974,477
Goodwill	4,690	4,690
Intangible assets	21,229	21,285
Other assets	53,378	57,796
Total assets	$2,279,134	$2,391,694
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$125,436	$135,176
Dividends payable	30,303	23,970
Other current liabilities	309,866	306,116
Total current liabilities	465,605	465,262

Long-term debt	372,894	327,253
Long-term operating lease liabilities	731,300	748,305
Other long-term obligations	145,106	187,241

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,912,320 shares issued and outstanding at April 29, 2022, and 23,497,166 shares issued and outstanding at July 30, 2021	229	235
Retained earnings	564,000	663,398
Total shareholders’ equity	564,229	663,633
Total liabilities and shareholders’ equity	$2,279,134	$2,391,694

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 30, 2021, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2021.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021

Total revenue	$790,196	$713,416	$2,437,386	$2,037,039

Cost of goods sold (exclusive of depreciation and rent)	250,048	205,379	776,460	629,507
Labor and other related expenses	283,664	250,368	854,647	714,418
Other store operating expenses	185,870	167,823	561,715	495,968
General and administrative expenses	40,160	37,356	124,533	110,877
Gain on sale and leaseback transaction	—	—	—	(217,722)
Operating income	30,454	52,490	120,031	303,991
Interest expense, net	2,171	9,614	7,000	31,144
Income before income taxes	28,283	42,876	113,031	272,847
Provision for income taxes	767	9,406	14,515	54,697
Net income	$27,516	$33,470	$98,516	$218,150

Net income per share:
Basic	$1.19	$1.41	$4.22	$9.20
Diluted	$1.19	$1.41	$4.21	$9.17

Weighted average shares:
Basic	23,089,521	23,725,185	23,330,093	23,718,777
Diluted	23,170,900	23,807,410	23,409,118	23,788,005

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021

Net income	$27,516	$33,470	$98,516	$218,150

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	—	3,941	—	8,827
Income tax expense	—	983	—	2,202
Other comprehensive income, net of tax	—	2,958	—	6,625
Comprehensive income	$27,516	$36,428	$98,516	$224,775

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

For the Nine Month Period Ended April 29, 2022
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at July 30, 2021	23,497,166	$235	$—	$—	$663,398	$663,633
Comprehensive Income:
Net income	—	—	—	—	33,376	33,376
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	33,376	33,376
Cash dividends declared - $1.30 per share	—	—	—	—	(30,838)	(30,838)
Share-based compensation	—	—	2,309	—	—	2,309
Cumulative-effect of change in accounting principle, net of taxes (see Note 1)	—	—	—	—	(36,956)	(36,956)
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,691	—	(2,309)	—	—	(2,309)
Balances at October 29, 2021	23,519,857	$235	$-	$-	$628,980	$629,215
Comprehensive Income:
Net income	—	—	—	—	37,624	37,624
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	37,624	37,624
Cash dividends declared - $1.30 per share	—	—	—	—	(30,471)	(30,471)
Share-based compensation	—	—	2,203	—	—	2,203
Issuance of share-based compensation awards, net of shares withheld for employee taxes	8,339	—	(237)	—	—	(237)
Purchases and retirement of common stock	(279,664)	(3)	(1,966)	—	(32,261)	(34,230)
Balances at January 28, 2022	23,248,532	$232	$—	$—	$603,872	$604,104
Comprehensive Income:
Net income	—	—	—	—	27,516	27,516
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	27,516	27,516
Cash dividends declared - $1.30 per share	—	—	—	—	(30,110)	(30,110)
Share-based compensation	—	—	1,906	—	—	1,906
Issuance of share-based compensation awards, net of shares withheld for employee taxes	—	—	—	—	—	—
Purchases and retirement of common stock	(336,212)	(3)	(1,906)	—	(37,278)	(39,187)
Balances at April 29, 2022	22,912,320	$229	$—	$—	$564,000	$564,229

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
Comprehensive Income:
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

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	April 29, 2022	April 30, 2021
Cash flows from operating activities:
Net income	$98,516	$218,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,288	80,932
Amortization of debt issuance costs	1,326	—
Loss on disposition of property and equipment	4,140	2,669
Gain on sale and leaseback transaction	—	(217,722)
Share-based compensation	6,418	7,188
Noncash lease expense	43,646	41,601
Amortization of asset recognized from gain on sale and leaseback transactions	9,551	9,551
Changes in assets and liabilities:
Inventories	(54,040)	6,709
Other current assets	(5,073)	(9,896)
Accounts payable	(9,740)	10,161
Other current liabilities	5,690	24,164
Deferred income taxes	(7,564)	70,581
Long-term operating lease liabilities	(44,495)	(46,202)
Other long-term assets and liabilities	(19,307)	14,651
Net cash provided by operating activities	106,356	212,537

Cash flows from investing activities:
Purchase of property and equipment	(59,982)	(45,135)
Proceeds from insurance recoveries of property and equipment	1,175	1,020
Proceeds from sale of property and equipment	44	149,910
Acquisition of business, net of cash acquired	(1,500)	(1,500)
Net cash provided by (used in) investing activities	(60,263)	104,295

Cash flows from financing activities:
Proceeds from issuance of long-term debt	45,000	60,000
Taxes withheld from issuance of share-based compensation awards	(2,546)	(2,127)
Principal payments under long-term debt	(50,049)	(395,049)
Purchases and retirement of common stock	(73,417)	—
Deferred financing costs	—	(420)
Dividends on common stock	(84,901)	(31,645)
Net cash used in financing activities	(165,913)	(369,241)

Net decrease in cash and cash equivalents	(119,820)	(52,409)
Cash and cash equivalents, beginning of period	144,593	436,996
Cash and cash equivalents, end of period	$24,773	$384,587

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,399	$30,522
Income taxes	$20,261	$1,435

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$4,006	$3,497
Change in fair value of interest rate swaps	$—	$8,827
Change in deferred tax asset for interest rate swaps	$—	$(2,202)
Dividends declared but not yet paid	$30,668	$525

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

COVID-19 Impact

The Company continues to recover from the COVID-19 pandemic, and all dining rooms were open to some extent during the first nine months of 2022. While most of our dining rooms are currently operating with few, if any, restrictions, it is possible that renewed outbreaks, increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in COVID-19-related restrictions including capacity restrictions or otherwise limit our dine-in services, or negatively affect consumer demand.

In response to the COVID-19 pandemic, we instituted operational protocols to comply with applicable regulatory requirements to protect the health and safety of employees and guests, and we implemented and continually adapted a number of strategies to support the recovery of our business and navigate through the uncertain environment.  We continue to focus on growing our off-premise business and investing in our digital infrastructure to improve the guest experience in the face of these ongoing challenges.

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

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at April 29, 2022 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$1	$—	$—	$1
Deferred compensation plan assets**				30,715
Total assets at fair value				$30,716

The Company’s assets measured at fair value on a recurring basis at July 30, 2021 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$35,001	$—	$—	$35,001
Deferred compensation plan assets**				32,527
Total assets at fair value				$67,528

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company did not have any liabilities measured at fair value on a recurring basis at April 29, 2022 and July 30, 2021.  The Company’s money market fund investments are measured at fair value using quoted market prices.  The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at April 29, 2022 and July 30, 2021.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the Notes was $275,133 and $249,233, respectively, as of April 29, 2022 and July 30, 2021.

3.	Inventories

Inventories were comprised of the following at:

	April 29, 2022	July 30, 2021
Retail	$154,298	$104,143
Restaurant	24,262	21,583
Supplies	13,800	12,594
Total	$192,360	$138,320

Index
4.	Debt

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

The Company’s outstanding borrowings under the 2019 Revolving Credit Facility were $80,000 and $85,000 on April 29, 2022 and July 30, 2021, respectively.

At April 29, 2022, the Company had $31,896 of standby letters of credit, which reduce the Company’s borrowing availability under the 2019 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit).  At April 29, 2022, the Company had $688,104 in borrowing availability under the 2019 Revolving Credit Facility.

In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at the London Inter-Bank Offered Rate (“LIBOR”) or prime plus a percentage point spread based on certain specified financial ratios under the 2019 Revolving Credit Facility.  At April 29, 2022, the weighted average interest rate on the Company’s outstanding borrowings under the 2019 Revolving Credit Facility was 2.91%.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.   At April 29, 2022, the Company was in compliance with all debt covenants under the 2019 Revolving Credit Facility.

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

Index
The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of April 29, 2022, the conversion rate, as adjusted, was 5.5197 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the Notes offering were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

In accounting for the issuance of the Notes as of July 30, 2021, the Company separated the Notes into liability and equity components. The carrying amount of the liability component before the allocation of any issuance costs was calculated by measuring the fair value of a similar liability that does not have an associated exchangeable feature. The carrying amount of the equity component (before the allocation of any issuance costs), representing the conversion option, which did not require separate accounting as a derivative as it met a scope exception for certain contracts involving an entity’s own equity, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represented the debt discount, which was recorded as a direct deduction from the related debt liability in the Condensed Consolidated Balance Sheet and accreted over the period from the date of issuance to the contractual maturity date, resulting in the recognition of non-cash interest expense. The equity component of the Notes of $53,004 was included in additional paid-in capital in the Condensed Consolidated Balance Sheet as of July 30, 2021 and was not remeasured since it continued to meet the conditions for equity classification. Issuance costs were allocated to the liability and equity components in the same proportion as the allocation of the proceeds. Issuance costs attributable to the liability component were recorded as debt issuance costs in the Condensed Consolidated Balance Sheet and are amortized to interest expense using the effective interest method over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

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

The following table includes the outstanding principal amount and carrying value of the Notes as of the period indicated:

April 29, 2022
Liability component
Principal	$300,000
Less: Debt issuance costs (1)	7,331
Net carrying amount	$292,669
(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

Index
The effective rate of the Notes over their expected life is 1.23%. The following is a summary of interest expense for the Notes for the quarter ended and nine months ended April 29, 2022:

	Quarter Ended April 29, 2022	Nine Months Ended April 29, 2022
Coupon interest	$474	$1,422
Amortization of issuance costs	415	1,326
Total interest expense	$889	$2,748

 During any calendar quarter after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the quarter immediately following, convert all or a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during the first nine months of 2022. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of April 29, 2022, the Company could not be required to settle the Notes and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of April 29, 2022, the strike price, as adjusted, of the Warrant Transactions was $253.64 per share as a result of dividends declared since the Notes were issued.

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Revenue:
Restaurant	$632,210	$569,402	$1,903,704	$1,605,869
Retail	157,986	144,014	533,682	431,170
Total revenue	$790,196	$713,416	$2,437,386	$2,037,039

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and nine months ended April 29, 2022, gift card breakage was $1,514 and $4,783, respectively.  For the quarter and nine months ended April 30, 2021, gift card breakage was $1,247 and $3,940, respectively.

Index
Deferred revenue related to the Company’s gift cards was $102,390 and $93,098, respectively, at April 29, 2022 and July 30, 2021.  Revenue recognized in the Condensed Consolidated Statements of Income for the nine months ended April 29, 2022 and April 30, 2021, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $36,420 and $35,157.

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2022 and 2023 with undiscounted future payments of $1,086 and $22,559, respectively.

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

The following table summarizes the components of lease cost for operating leases for the quarter ended and nine months ended April 29, 2022 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Operating lease cost	$27,266	$26,560	$81,408	$79,445
Short term lease cost	99	116	2,324	2,180
Variable lease cost	622	477	1,852	1,671
Total lease cost	$27,987	$27,153	$85,584	$83,296

Index
The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the quarter ended and nine months ended April 29, 2022 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Operating cash flow information:
Gain on sale and leaseback transaction	$—	$—	$—	$(217,722)
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	23,219	22,279	69,080	66,960
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	2,893	267	14,550	315,456
Lease modifications or reassessments increasing or decreasing right-of-use assets	4,993	3,471	11,409	28,515
Lease modifications removing right-of-use assets	(90)	(104)	(426)	(452)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of April 29, 2022 and April 30, 2021:

	April 29, 2022	April 30, 2021
Weighted-average remaining lease term	17.61 Years	18.24 Years
Weighted-average discount rate	4.87%	4.83%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of April 29, 2022:

Year	Total
Remainder of 2022	$23,311
2023	87,563
2024	68,091
2025	64,502
2026	63,731
Thereafter	898,650
Total future minimum lease payments	1,205,848
Less imputed remaining interest	(420,473)
Total present value of operating lease liabilities	$785,375

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

9.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The Company’s convertible senior notes and related warrants are calculated using the net share settlement option under the if converted method. Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted earnings per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $181.17 as of April 29, 2022. Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price of $253.64 was greater than the average market price of the Company’s common stock during the period. See Note 4 for additional information regarding the Company’s convertible senior notes.

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Net income per share numerator	$27,516	$33,470	$98,516	$218,150

Net income per share denominator:
Weighted average shares	23,089,521	23,725,185	23,330,093	23,718,777
Add potential dilution:
Nonvested stock awards and units	81,379	82,225	79,025	69,228
Diluted weighted average shares	23,170,900	23,807,410	23,409,118	23,788,005

10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of April 29, 2022, the Company had $31,896 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 and August 4, 2020 sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2019 Revolving Credit Facility (see Note 4).

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of April 29, 2022.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At April 29, 2022, we operated 664 Cracker Barrel stores in 45 states and 41 Maple Street Biscuit Company (“MSBC”) company-owned locations in nine states.  At April 29, 2022, MSBC had seven franchised locations.

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

During the third quarter, we focused our efforts on operational execution. We also completed the rollout of our new point of sale system and new food cost management system to all stores.

For the full fiscal year, we currently anticipate adding 15 new MSBC locations, four of which opened in the first nine months of 2022.  This expectation includes the purchase of five franchised locations in the fourth quarter of 2022.

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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended and first nine months ended April 29, 2022 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of goods sold (exclusive of depreciation and rent)	31.6	28.8	31.9	30.9
Labor and other related expenses	35.9	35.1	35.1	35.1
Other store operating expenses	23.6	23.5	23.0	24.3
General and administrative expenses	5.0	5.2	5.1	5.5
Gain on sale and leaseback transaction	—	—	—	(10.7)
Operating income	3.9	7.4	4.9	14.9
Interest expense, net	0.3	1.4	0.3	1.5
Income before income taxes	3.6	6.0	4.6	13.4
Provision for income taxes	0.1	1.3	0.6	2.7
Net income	3.5%	4.7%	4.0%	10.7%

Index
The following table sets forth the change in the number of Company-owned and franchised units in operation during the quarters and first nine months ended April 29, 2022 and April 30, 2021 as well as the number of Company-owned and franchised units at the end of the quarters and first nine months ended April 29, 2022 and April 30, 2021:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Net change in units:
Company-owned – Cracker Barrel	—	1	—	2
Company-owned – MSBC	3	1	4	2
Franchise - MSBC	—	—	—	1

Units in operation at end of the period:
Company-owned – Cracker Barrel	664	664	664	664
Company-owned – MSBC	41	37	41	37
Total Company-owned units at end of the period	705	701	705	701
Franchise – MSBC	7	7	7	7

Total Revenue

Total revenue for the third quarter and first nine months of 2022 increased 10.8% and 19.7%, respectively, as compared to the same periods in the prior year. The Company continues to recover from the COVID-19 pandemic, and all dining rooms were open to some extent during the first nine months of 2022. During the third quarter of 2022, most dining rooms operated with few, if any, restrictions.  However, it is possible that renewed outbreaks, increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in COVID-19-related restrictions including capacity restrictions or otherwise limit our dine-in services, or negatively affect consumer demand. Off-premise sales for the third quarter of 2022 represented approximately 19% of restaurant sales volumes compared to approximately 23% in the third quarter of 2021 when a large number of our restaurants were operating with limitations on dine-in services.

The following table highlights the key components of revenue for the quarter and nine months ended April 29, 2022 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Revenue in dollars:
Restaurant	$632,210	$569,402	$1,903,704	$1,605,869
Retail	157,986	144,014	533,682	431,170
Total revenue	$790,196	$713,416	$2,437,386	$2,037,039
Total revenue by percentage relationships:
Restaurant	80.0%	79.8%	78.1%	78.8%
Retail	20.0%	20.2%	21.9%	21.2%
Average unit volumes(1):
Restaurant	$933.8	$842.5	$2,814.6	$2,380.1
Retail	237.8	216.8	803.1	649.9
Total revenue	$1,171.6	$1,059.3	$3,617.7	$3,030.0
Comparable store sales increase (decrease) (2):
Restaurant	10.9%	56.5%	18.4%	(2.6%)
Retail	9.7%	102.8%	23.9%	8.4%
Restaurant and retail	10.7%	64.2%	19.6%	(0.4%)
Average check increase	6.2%	5.7%	6.7%	2.8%
Comparable restaurant guest traffic increase (decrease)(2):	4.7%	50.8%	11.7%	(5.4%)

(1) Average unit volumes include sales of all stores except for MSBC.
(2) Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC.

Index
For the third quarter of 2022, our comparable store restaurant sales increased as a result of a 4.7% guest traffic increase and a 6.2% average check increase (including a 5.9% average menu price increase) as compared to the prior year period.  For the first nine months of 2022, our comparable store restaurant sales increased as a result of a 11.7% guest traffic increase and a 6.7% average check increase (including a 5.6% average menu price increase) as compared to the prior year period.

Our retail sales are made substantially to our restaurant guests.  For the third quarter of 2022, our comparable store retail sales increase resulted primarily from the guest traffic increase and strong performance in the toys, food and convenience and décor merchandise categories. For the first nine months of 2022, our comparable retail sales increase resulted primarily from the guest traffic increase and strong performance in the toys, food and convenience, décor, apparel and accessories and licensed merchandise categories.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the third quarter and first nine months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Cost of Goods Sold in dollars:
Restaurant	$175,937	$138,481	$515,905	$411,563
Retail	74,111	66,898	260,555	217,944
Total Cost of Goods Sold	$250,048	$205,379	$776,460	$629,507
Cost of Goods Sold by percentage of revenue:
Restaurant	27.8%	24.3%	27.1%	25.6%
Retail	46.9%	46.5%	48.8%	50.5%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter of 2022 as compared to the same period in the prior year were primarily the result of commodity inflation partially offset by our menu price increase referenced above. Commodity inflation was 18.0% for the third quarter of 2022.

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first nine months of 2022 as compared to the same period in the prior year was primarily the result of commodity inflation partially offset by our menu price increase referenced above and a shift to lower cost menu items.  Commodity inflation was 11.4% for the first nine months of 2022.  Lower cost menu items accounted for a decrease of 0.5% as a percentage of restaurant revenue for the first nine months of 2022 as compared to the same period in the prior year.

 We continue to partially offset inflationary pressures through menu price increases and operational improvements, and we presently expect the rate of commodity inflation to be approximately 13.0% for the full year 2022.

The increase in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2022 as compared to the same period in the prior year resulted from the change in the provision for obsolete inventory, higher shrinkage and higher freight expense partially offset by lower markdowns and higher initial margin.

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Provision for obsolete inventory	1.0%
Inventory shrinkage	0.6%
Freight expense	0.6%
Markdowns	(1.5%)
Higher initial margin	(0.3%)

Index
The decrease in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2022 as compared to the same period in the prior year resulted from lower markdowns partially offset by the change in the provision for obsolete inventory.

First Nine Months (Decrease) Increase as a Percentage of Total Revenue
Markdowns	(2.2%)
Provision for obsolete inventory	0.5%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the third quarter and first nine months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Labor and related expenses	35.9%	35.1%	35.1%	35.1%

This percentage change for the third quarter of 2022 as compared to the prior year third quarter resulted from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	1.6%
Store bonus expense	(0.8%)

Labor and related expenses as a percentage of total revenue for the first nine months of 2022 as compared to the same period in the prior year remained flat primarily due to the following:

First Nine Months Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	0.9%
Store management compensation	(0.5%)
Store bonus expense	(0.5%)

The increases in store hourly labor expense as a percentage of total revenue for the third quarter and first nine months of 2022 as compared to the same periods in the prior year resulted primarily from wage inflation exceeding menu price increases and lower productivity. In addition to menu price increases, we continue to partially offset inflationary pressures through labor productivity initiatives, and we presently expect the rate of wage inflation to be approximately 10% in 2022.

The decrease in store management compensation as a percentage of total revenue for the first nine months of 2022 as compared to the same period in the prior year was primarily driven by the increase in total revenue in 2022 partially offset by wage inflation.

The decreases in store bonus expense as a percentage of total revenue for the third quarter and first nine months of 2022 as compared to the same periods in the prior year resulted from lower performance against financial objectives for certain components of the incentive plan in 2022 as compared to 2021.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are operating supplies, repairs and maintenance, utilities, depreciation and amortization, advertising, rent, third party delivery fees, credit and gift card fees, real and personal property taxes and general insurance.

Index
The following table highlights other store operating expenses as a percentage of total revenue for the third quarter and first nine months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Other store operating expenses	23.6%	23.5%	23.0%	24.3%

This percentage change for the third quarter of 2022 as compared to the prior year third quarter resulted from the following:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Maintenance expense	0.4%
Supplies expense	0.2%
Depreciation expense	(0.5%)

This percentage change for the first nine months of 2022 as compared to the prior year resulted from the following:

First Nine Months (Decrease) Increase as a Percentage of Total Revenue
Depreciation expense	(0.8%)
Rent expense	(0.4%)
Advertising expense	(0.3%)
Utilities expense	(0.2%)
Maintenance expense	0.2%
Other store expenses	0.2%

The increases in maintenance expenses as a percentage of total revenue for the third quarter and first nine months of 2022 as compared to the same periods in the prior year resulted primarily from higher expenditures resulting from repair costs due to limited availability of replacement equipment.

The increase in supplies expense as a percentage of total revenue for the third quarter of 2022 as compared to the same period in the prior year resulted primarily from higher costs resulting from supply chain constraints.

The decrease in depreciation expense as a percentage of total revenue for the third quarter of 2022 as compared to the same period in the prior year was primarily driven by the increase in total revenue in the third quarter of 2022.

The decreases in depreciation expense, rent expense, advertising expense and utilities expense as a percentage of total revenue in the first nine months of 2022 as compared to the same period in the prior year were primarily driven by the increase in total revenue in 2022.

The increase in other store expenses as a percentage of total revenue for the first nine months of 2022 as compared to the same period in the prior year resulted primarily from costs associated with the expansion of our off-premise business.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the third quarter and first nine months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
General and administrative expenses	5.0%	5.2%	5.1%	5.5%

Index
This percentage change for the third quarter of 2022 as compared to the prior year third quarter resulted from the following:

Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Incentive compensation expense	(0.8%)
Payroll and related expense	0.3%
Travel expense	0.3%

This percentage change for the first nine months of 2022 as compared to the prior year resulted from the following:

First Nine Months Decrease as a Percentage of Total Revenue
Proxy expenses	(0.2%)
Incentive compensation expense	(0.2%)

The decreases in incentive compensation expense as a percentage of total revenue for the third quarter and first nine months of 2022 as compared to the same periods in the prior year resulted primarily from lower performance against financial objectives in 2022 as compared to 2021.

The increase in payroll and related expense as a percentage of total revenue for the third quarter of 2022 as compared to the same period in the prior year resulted from an increase in headcount due to strategic initiatives and an increase in managers-in-training.

Additionally, the Company experienced an increase in travel-related expenses during the third quarter of 2022 as compared to the same period in the prior year.

In the first nine months of 2021, the Company incurred expenses related to a proxy contest initiated by affiliates of Sardar Biglari in connection with the Company’s 2020 annual shareholders meeting held on November 19, 2020.

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

Interest Expense

The following table highlights interest expense, net in dollars for the third quarter and first nine months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Interest expense	$2,171	$9,614	$7,000	$31,144

The decreases in interest expense for the third quarter and first nine months of 2022 as compared to the same periods in the prior year resulted primarily from lower debt levels and lower average weighted interest rates.

Index
Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the third quarter and first nine months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Effective tax rate	2.7%	21.9%	12.8%	20.0%

The significant decrease in the effective tax rate from the third quarter of 2021 to the third quarter of 2022 is primarily due to the disproportionate impact of increased tax credits resulting from lower earnings.  The decrease in the effective tax rate from the first nine months of 2021 to the first nine months of 2022 also resulted primarily from the disproportionate impact of increased tax credits partially offset by the carryback of 2020 federal net operating losses in 2021.

We presently expect our effective tax rate for 2022 to be approximately 12%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2019 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at July 30, 2021, were sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs, interest payments under our revolving credit facility and other cash payment obligations in the first nine months of 2022. We believe that cash on hand at April 29, 2022, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans, share repurchases and working capital needs over the next twelve months.  We believe that cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility will be sufficient to finance our continuing operations, capital expenditures, interest expense on long-term debt obligations, operating lease obligations, continuing expansion plans, share repurchases and working capital needs beyond the next twelve months. Our ability to draw on our revolving credit facility is subject to the satisfaction of provisions of the credit facility, as amended, and we believe we will be able to refinance our revolving credit facility and other debt instruments prior to their maturity.

Cash Generated From Operations

Our operating activities provided net cash of $106,356 for the first nine months of 2022, representing a decrease from the $212,537 net cash provided during the first nine months of 2021. This decrease primarily reflected higher retail inventory, the timing of payments for accounts payable and certain taxes and higher bonus payments made in 2022 as a result of the prior year’s performance.

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

At April 29, 2022, we had $80,000 of outstanding borrowings under the 2019 Revolving Credit Facility and $31,896 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and our July 29, 2020 and August 4, 2020 sale and leaseback transactions, which reduce our borrowing availability under the 2019 Revolving Credit Facility. At April 29, 2022, we had $688,104 in borrowing availability under our 2019 Revolving Credit Facility. During the first nine months of 2022, we borrowed $45,000 and repaid $50,000 of borrowings under the 2019 Revolving Credit Facility. See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

The 2019 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with the 2019 Revolving Credit Facility’s financial covenants at April 29, 2022, and we expect to be in compliance with the 2019 Revolving Credit Facility’s financial covenants for the remaining term.

Index
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

Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $58,807 for the first nine months of 2022 as compared to $44,115 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives. The increase in capital expenditures from the first nine months of 2021 to the first nine months of 2022 resulted primarily from capital expenditures for existing stores. We estimate that our capital expenditures during 2022 will be approximately $90,000.  This estimate includes the acquisition of sites and construction costs of new MSBC locations that have opened or that we expect to open during 2022, as well as for acquisition and construction costs for new Cracker Barrel and MSBC locations that we plan to be opened in 2023.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2019 Revolving Credit Facility, as necessary.

The proceeds from sale of property and equipment were $44 for the first nine months of 2022 as compared to $149,910 for the same period in the prior year.  This decrease primarily relates to the sale and leaseback transaction entered into during the first quarter of 2021.  See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding this sale and leaseback transaction.

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

During the first nine months of 2022, we paid regular dividends of $3.60 per share and declared a dividend of $1.30 per share that was subsequently paid on May 3, 2022, to shareholders of record on April 18, 2022. In addition, in the fourth quarter of 2022, our Board of Directors approved a regular dividend payable on August 5, 2022 to shareholders of record on July 15, 2022 of $1.30 per share.

In September 2021, we were authorized by our Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $100,000.  During the first nine months of 2022, we repurchased 615,876 shares of our common stock in the open market at an aggregate cost of $73,417 pursuant to this authorization.   In the fourth quarter of 2022, we were authorized by our Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000; this authorization replaced the previous unused portion of the previous $100,000 authorization.

During the first nine months of 2022, we issued 31,030 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $2,546.

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

We had negative working capital of $171,509 at April 29, 2022 versus negative working capital of $111,666 at July 30, 2021.  The change in working capital from July 30, 2021 to April 29, 2022 primarily resulted from a decrease in cash partially offset by higher inventory levels.

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

Index
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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2022, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  It is possible that we may recognize impairment as a result of the unknown impacts of the COVID-19 pandemic and our response.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first nine months of 2022 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2022 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At April 29, 2022, our outstanding borrowings totaled $80,000 under our revolving credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  Loans under the 2019 Revolving Credit Facility bear interest, at our election, either at the prime rate or LIBOR plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4 to our Condensed Consolidated Financial Statements).  In the fourth quarter of 2021, we issued and sold the Notes, which bear cash interest at a fixed rate of 0.625% per annum.

The impact of a one-percentage point increase or decrease in the $80,000 of our outstanding borrowings under our revolving credit facility is approximately $800 on a pre-tax annualized basis.

Index
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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of April 29, 2022, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 29, 2022 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended April 29, 2022 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
1/29/22 – 2/25/22	—	$—	—	Indeterminate (2)
2/26/22 – 3/25/22	219,653	$117.30	219,653	Indeterminate (2)
3/26/22 – 4/29/22	94,660	$114.33	94,660	Indeterminate (2)
Total for the quarter	314,313	$116.41	314,313	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis.

(2)
On September 15, 2021, our Board of Directors approved the repurchase of up to $100,000 of our common stock, with such authorization to expire on October 7, 2022, to the extent it remains unused. On June 2, 2022, our Board of Directors approved the repurchase of up to $200,000 of our common stock with such authorization to expire on June 2, 2023 to the extent any portion remains unused.  This authorization was effective immediately and replaced the previous $100,000 share repurchase authorization.  Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

ITEM 5.	Other Information

Effective June 3, 2022, our Board of Directors amended and restated our bylaws (as so amended and restated, the “Bylaws”), effective immediately, to, among other things:

•
Expressly authorize shareholder meetings conducted solely or in part by means of electronic communication (i.e., virtual meetings) and specify further the procedural and other powers of our Board of Directors and the chairperson of a shareholder meeting over the conduct of such meeting; and

•	Update the procedural and informational requirements for shareholders to submit director nominations and shareholder proposals to be put before our shareholders at a meeting.

The Bylaws also contain conforming, clarifying, and updating changes to supplement the above amendments, as well as certain other routine, technical, and non-substantive updates and revisions. The description above of the amendments does not purport to be complete and is qualified by reference to the Bylaws, which are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated in this Part II, Item 5 by reference.

Index
ITEM 6.	Exhibits

INDEX TO EXHIBITS

Exhibit

3.1
Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 001-25225)

3.2	Second Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (filed herewith)

10.1
Amendment No. 1 to Employment Agreement, dated as of February 24, 2022, by and between Sandra B. Cochran and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on February 24, 2022). †

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: June 7, 2022	By:	/s/Craig A. Pommells
Craig A. Pommells, Senior Vice President and Chief Financial
Officer

Date: June 7, 2022	By:	/s/Kara S. Jacobs
Kara S. Jacobs, Vice President, Corporate Controller and Principal Accounting Officer