Form 10-K
period 2022-07-29
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2022-09-27
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 29, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________to__________

Commission file number: 000-25225

Cracker Barrel Old Country Store, Inc
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 28, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,683,935,429.

As of September 14, 2022, there were 22,160,863 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10-K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 17, 2022
(the “2022 Proxy Statement”)

INTRODUCTION

General

This report contains references to years 2022, 2021 and 2020, which represent our fiscal years ended July 29, 2022, July 30, 2021 and July 31, 2020, respectively.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of units) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

Forward-Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference, may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that Cracker Barrel Old Country Store, Inc. (the “Company”) expects will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such forward-looking statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with current and future inflationary conditions with respect to the cost for food, ingredients, retail merchandise, labor, transportation and distribution, the COVID-19 pandemic and any outbreaks of COVID-19 variants, levels of consumer confidence in the safety of dine-in restaurants, restrictions (including occupancy restrictions) imposed by governmental authorities, disruptions to our operations as a result of the spread of COVID-19 in our workforce; general or regional economic weakness, business and societal conditions, and weather on sales and customer travel; discretionary income or personal expenditure activity of our customers; information technology-related incidents, including data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our ability to identify, acquire and sell successful new lines of retail merchandise and new menu items at our restaurants; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, pensions, insurance or other undeterminable areas; the effects of plans intended to promote or protect our brands and products; commodity price increases; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; workers’ compensation, group health and utility price changes; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease, as well as the possible effects of such events on the price or availability of ingredients used in our restaurants; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance all or portions of our indebtedness; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; our ability to retain key personnel; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity or our ability to manage the impact of social media associated with these activities; economic or psychological effects of natural disasters or other unforeseen events such as terrorist acts, social unrest or war and the military or government responses to such events; disruptions to our restaurant or retail supply chain, including as a result of COVID-19; changes in foreign exchange rates affecting our future retail inventory purchases; the impact of activist shareholders; our reliance on limited distribution facilities and certain significant vendors; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of this report below, as well as the factors described under “Critical Accounting Estimates” in Part II, Item 7 of this report below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Cracker Barrel Old Country Store Concept

As of September 14, 2022, we operated 664 Cracker Barrel stores in 45 states.  Our stores are not franchised.  Our stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite.  We pride ourselves on our consistent quality, value and friendly service.

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

Products:  Our restaurants, which generated approximately 78% of our total revenue in 2022, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Our restaurants serve breakfast, lunch and dinner daily and offer dine-in, pick-up and delivery services.  Menu items are moderately priced.  Beginning in 2020, certain of our Cracker Barrel restaurants began serving an assortment of beer and wine, and the subsequent ongoing expansion of this program throughout our system has resulted in beer and wine service in 574, or approximately 86%, of our restaurants as of the end of 2022.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, meats, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include fried and grilled chicken, chicken and dumplings, chicken pot pie, meatloaf, country fried steak, pork chops, fish, country fried shrimp, steak, roast beef, ham, vegetable plates, sandwiches and a variety of salads.  We also offer multi-serving takeout family meal baskets.  Additionally, from time to time, we feature new items as off-menu specials or on test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions.  Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée.  There is some variation in menu pricing and content in different regions of the country. The average check per guest during 2022 was $12.13, which represents a 6.4% increase over the prior year.  We served an average of approximately 5,900 restaurant guests per week in a typical store in 2022.

The following table highlights the price ranges for our meals in 2022:

Price Range
Breakfast	$5.99 to $15.99
Lunch and Dinner	$5.19 to $18.99

The following table highlights each day-part’s percentage of restaurant sales in 2022:

Percentage of Restaurant Sales in 2022
Breakfast Day-Part (until 11:00 a.m.)	25%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	39%
Dinner Day-Part (4:00 p.m. to close)	36%

We also offer items for sale in our gift shops that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes. Our gift shops offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, cookware and various other gift items, as well as various candies, preserves and other food items.

The following table highlights the five categories which accounted for the largest shares of our retail sales in 2022:

Percentage of Retail Sales in 2022
Apparel and Accessories	28%
Food	18%
Toys	15%
Décor	14%
Bed and Bath	8%

Our typical gift shop features approximately 4,100 stock keeping units.  Certain food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $503 per square foot in 2022) as compared to mall stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

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

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases.  We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendallville, Indiana; Rock Hill, South Carolina; and Shafter, California.  We purchase the majority of our food products and restaurant supplies on a cost‑plus basis through this unaffiliated distributor.  The distributor is responsible for placing food orders, warehousing and delivering food products to our stores.  Deliveries are generally made once per week to individual stores.  Produce is purchased through a national program and is delivered two to three times a week through a network of approximately fifty independent produce suppliers.  Fluid dairy is delivered two to three times a week through approximately fifty regional dairies, the majority of which are under the ownership of two separate companies. Beer and wine, currently in approximately 574 stores, are purchased and distributed through approximately 314 distributors with deliveries ranging from weekly to monthly.

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2022:

Percentage of Food Purchases in 2022
Beef	15%
Fruits and vegetables	12%
Poultry	12%
Pork	12%
Dairy (including eggs)	11%

Each of these categories includes several individual items.  The single food item within these categories that accounted for the largest share of our food purchasing expense in 2022 was bacon at approximately 6% of total food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors.  Eggs are purchased through five vendors.  We purchase our pork through six vendors, poultry through twelve vendors and beef through seven vendors.  Should any food items from a particular vendor become unavailable, we generally believe that these food items could be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 80% in 2022) directly from domestic and international vendors and warehouse, or crossdock, such items at our retail distribution center in Lebanon, Tennessee, which we lease.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by two third-party dedicated freight lines.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to individual stores.

Approximately one-third of our 2022 retail items were purchased directly from vendors in the People’s Republic of China.  We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

Information Technology: We believe that an essential part of pleasing people is established through our ability to leverage technology.  We use technology to enhance the experiences of our guests and our employees, and to assist management in all aspect of operating the business.  Examples include a digital experience that effectively enables our off-premise business, allows for mobile payments in store, and provides guests with a digital waitlist.  Our store employees use our recently upgraded point of sale system, our new food management and labor management systems, and our retail systems to manage inventory, labor, forecasting, and orders for retail and restaurants.  In our distribution center, we manage retail merchandise planning, purchasing, warehousing, and distribution using various retail management solutions.  We have recently migrated from an on-premise data storage and computing platform to a modern cloud-based data as a service platform providing advanced security and reliability features.  Our data solutions provide management with daily reports used to operate stores in a cost-effective manner.  Our service desk leverages technology solutions that enable an efficient and effective way to resolve technology concerns.  We believe our technology is highly effective in supporting Cracker Barrel’s daily operations, and we continue to enhance this technology in line with our Company’s strategic vision.

We continue to make investments in our cybersecurity program to protect and fortify our brands.  From protecting guest information to ensuring systems are reliably available, data privacy and cybersecurity are organization-wide efforts that are incorporated into every technology and business decision at all our brands.  Led by our Chief Information Officer and Director of Security, cybersecurity is a top priority that is reviewed by our Audit Committee on a quarterly basis.  Our program is designed to monitor, assess, and manage cyber-risk with a continuous improvement mindset.

Our cybersecurity program is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework.  Every year we have a third-party organization assess and measure the maturity of our program.  We also perform regular technical assessments, including annual penetration testing of our online systems and internal networks.  Feedback from our maturity and technical assessments is incorporated into our actions to further improve our security posture.

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

Marketing: We employ multiple media to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests. In 2022, we had over 1,500 billboards and this expenditure accounted for approximately one-third of our total advertising spend for the year.  We continue to optimize our non-billboard advertising mix which includes television (increasingly digital), digital display and video, mobile, social media, and search marketing.  Our digital marketing efforts have also expanded to focus on improving brand preference, guest engagement and sales. We have a presence on multiple social media sites and several food delivery apps, an e-commerce platform that integrates individual-to-go and catering shopping, and a customer relationship management (CRM) program that employs email, text messages, push notifications and personalization. Our exclusive holiday music program drives awareness for the brand and builds cultural relevance and affinity with our guests.

Store Development:  While we did not open any new Cracker Barrel stores in 2022, we plan to open three to four new stores during 2023.  As of September 14, 2022, approximately 83% of our stores are located along interstate highways.  Our remaining stores are located off-interstate or near tourist destinations.

Of the 664 stores open as of September 14, 2022, we own the land and buildings for 360, while the other 304 properties are either ground leases or ground and building leases. Building, site improvement, furniture, equipment and related development costs for stores opened during 2021 averaged approximately $4,900 and pre-opening costs averaged $428 per store in 2021, the most recent period in which we opened new Cracker Barrel stores.

Our current store prototype is approximately 8,900 square feet, including approximately 1,900 square feet of retail selling space and dining room seating for approximately 170 guests.  Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

Maple Street Biscuit Company

Effective October 10, 2019, we acquired 100% ownership of Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept as we believe this to be an attractive category within the restaurant space.  Like Cracker Barrel, MSBC values genuine hospitality and made-from-scratch cooking including biscuit-inspired entrées as well as freshly roasted coffee with a proprietary blend and a limited selection of beer and wine in certain locations.  MSBC operates in a smaller footprint than our Cracker Barrel Old Country Store concept and has operating hours limited to the breakfast and lunch day parts.  As of September 14, 2022, 53 MSBC locations were open, an increase from 44 at the same time last year (seven of which were franchised at that time) -— all are currently leased properties in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee, Texas and Virginia.  As of September 14, 2022, no locations were franchised.

MSBC will serve as a long-term growth vehicle that complements Cracker Barrel while providing increased exposure to urban and suburban markets.  We anticipate accelerating unit growth in the coming years.

COVID-19 Impact

During 2022, the Company continued to recover from the COVID-19 pandemic (notwithstanding new variant outbreaks), and all dining rooms were open to some extent during 2022.  While all of our dining rooms are currently operating without COVID-19-related restrictions, it is possible that renewed outbreaks or increases in cases and/or further new variants of the disease, either as part of a national trend or on a more localized basis, could result in COVID-19-related restrictions including capacity restrictions or otherwise limit our dine-in services, or negatively affect consumer demand.

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

HUMAN CAPITAL

As of July 29, 2022, we employed approximately 73,000 people (as compared to approximately 70,000 people as of July 30, 2021), of whom approximately 361 were in advisory and supervisory capacities, approximately 3,215 were in-store management positions and 47 were officers. Many store personnel are employed on a part-time basis. Our employees are not represented by any union, and management considers its employee relations to be good. People are at the core of our business and an essential part of our Company.

Diversity, Equity & Inclusion

Since 1969, our corporate mission has been Pleasing People. As an organization, we have a responsibility to live up to our mission of Pleasing People each day, ensuring that every member of our team and every guest feels at home, feels cared for like family, and feels like they belong. Also guiding our way is the sense of belonging we strive to deliver as part of our People Promise.  Our teams work hard to create a culture of hospitality that’s welcoming, respectful and inclusive to everyone who walks through our doors – whether as an employee or as a guest. This includes embracing openness for all people, ideas, and perspectives. Our food and décor celebrate warm memories of the past, and we believe our inclusive culture and beliefs are vital to reinforcing these positive feelings in our employees and guests, and are thus critical to the strength of our brand and our corporate strategy.  Our firmly held organization-wide policy is that discrimination, overt or through unconscious bias, has no place at Cracker Barrel Old Country Store.

As of July 29, 2022, more than 33% of our employee population is comprised of racial and ethnic minorities and approximately 67% of our employee population is female.

We provide opportunities for our employees to drive our Diversity, Equity & Inclusion strategy by creating programs that raise awareness and allow for a more inclusive culture. Our Business Resource Groups allow employees to come together with common interests, perspectives, and experiences around topics such as race, ethnicity, gender identity, and other special interests.  These employee-led organizations provide opportunities to network, to obtain and develop leadership skills, and to inform and influence on all aspects of the Cracker Barrel brand.

Currently, there are seven Business Resource Groups in Cracker Barrel:

-
AMPT (“Advancing Modern Professionals for Tomorrow”): Aims to connect and empower modern professionals by promoting a community of inclusive, ambitious, and diverse members that unify through Cracker Barrel to equip our community and leaders for the future;

-
Be Bold: Cultivates and develops Black Leaders within the Cracker Barrel organization utilizing allyship, mentorship, and education to create a path to continued excellence as well as a vibrant and diverse community;

-	B-WELL: Improving the employee experience by sponsoring health and wellness activities that nurture employees’ physical, emotional, financial and intellectual wellbeing;
-	HOLA: Promoting Hispanic and Latino culture through hiring, developing and retaining talent within Cracker Barrel;
-	LGBTQ+ Alliance: Promoting LGBTQ+ Awareness and Building Workplace Inclusion;
-	SERVE: Advocating for leadership and development opportunities for Veterans, fostering an environment of networking and volunteerism and focusing on recruitment, retention and advancement; and
-	Women’s Connect: Inspiring Women Leaders.

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

We are increasing our focus on leadership development and mentorship programs to better secure strong, diverse talents across all facets of our organization.  This commitment is exemplified by our D.E.L.T.A program (“Diverse Employee Leadership Talent Advancement”).  This leadership program identifies diverse managers who have exhibited all the skills we value in our top-performing managers, brings them together to learn from each other, positions them to advance to their next role, while continuing to advance our business and strategic goals in the process.

Our new, robust diversity training includes education throughout all levels of the Company about unconscious and implicit bias and focuses on creating an inclusive culture.

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

Cracker Barrel incorporates robust quality assurance and food safety processes to ensure the safety of all our food and retail products delivered to our guests including the following:

•	Extensive requirements for food supplier approval:
•	Ongoing third-party food safety audits of food production and distribution centers:
•	Periodic food product audits conducted by Cracker Barrel quality assurance team:
•	Rigid processes to ensure new or alternative source suppliers deliver food products to exact specifications:
•	Third-party testing of retail non-food products to ensure compliance with all specifications and Federal regulations:
•	Food safety audits conducted on all Cracker Barrel locations three times per year:
•	Ensuring a pest free environment in our locations though a stringent pest control process:
•	Monitoring of all national and local food safety regulations pertaining both food products and store operations:
•	Monitoring of all health department inspections of all Cracker Barrel locations: and
•	Monitoring and responding to:
o	Food borne illness outbreaks,
o	Food and product recalls, and
o	Pandemic situations, e.g., COVID-19.

COMPETITION

The restaurant and retail industries are intensely competitive with respect to the type and quality of food, retail merchandise, price, service, location, personnel, concept, attractiveness of facilities, availability of carryout and home delivery, internet and mobile ordering capabilities and effectiveness of advertising and marketing.  We compete with a significant number of national and regional restaurant and retail chains, some of which have greater resources than us, as well as locally owned restaurants and retail stores.  We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section; fast casual restaurants; quick-service restaurants; and highly promotional casual and family dining restaurants.  In addition, improving product offerings at fast casual restaurants and quick-service restaurants and expansion of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives.  We expect competition to continue in all of these areas. The restaurant and retail businesses are also often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic and weather patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.  Factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant and retail industries in general and our stores in particular.  We believe we compete effectively and have successfully differentiated ourselves from many of our competitors in the restaurant and retail industries through a unique brand and guest experience, which offers a diversified full=service menu and a large variety of nostalgic and unique retail items.  For further information regarding competition, see Item 1A. Risk Factors.

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

GOVERNMENT REGULATION

We are subject to various federal, state and local laws affecting our business, including areas of food safety, minimum wage increases, health care, zoning requirements, preparation and sale, among others, of food and alcoholic beverages, information security, and environmental matters.  Each of our stores must comply with licensing requirements and regulations by a number of governmental authorities and we have not been significantly affected by any delay in obtaining these licenses. Federal, state and local environmental laws and regulations have not historically had a significant impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

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

Risks Related to Macroeconomic and Industry Conditions

We have experienced and continue to experience inflationary conditions with respect to the cost for food, ingredients, retail merchandise, transportation, distribution, labor and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset inflationary pressures on such costs, which may adversely impact our revenues and results of operations.

The strength of our revenues and results of operations are dependent upon, among other things, the price and availability of food, ingredients, retail merchandise, transportation, distribution, labor and utilities. In fiscal 2021 and fiscal 2022, the costs of commodities, labor, energy, fuel, transportation and other inputs necessary to operate our stores have significantly increased. Fluctuations in economic conditions, weather, freight efficiency, demand and other factors also affect the availability, quality and cost of the ingredients and products that we buy.  Furthermore, many of the products that we use and their costs are interrelated.  Changes in global demand for corn, wheat and dairy products could cause volatility in the feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  Changes in demand for over-the-road transportation and distribution services could cause volatility, increase our costs and adversely affect our operating margins. In addition, food safety concerns, widespread outbreaks of livestock and poultry diseases, and product recalls, all of which are out of our control, and, in many instances, unpredictable, could also increase our costs and possibly affect the supply of livestock and poultry products.  Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations. We expect the inflationary pressures and other fluctuations impacting the cost of these items to continue to impact our business in 2023. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We seek to provide a moderately priced product, and, as a result, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases. Consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in revenue volume, our revenues and results of operations may be adversely affected.

The COVID-19 pandemic has had and may in the future have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our shareholders for an extended period of time.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. In connection with the efforts to contain and mitigate the spread of COVID-19, we have experienced significant disruptions for the past two and one half years to our business resulting from the limitations on or full prohibitions of dine-in services (in the earlier stages of the pandemic) mandated or suggested by U.S. federal, state and local governmental authorities. Continuing uncertainty remains as to the potential impact of the COVID-19 pandemic on the U.S. economy as a whole, as well as on the restaurant industry and our business, in particular. In response to the COVID-19 pandemic, both our off-premise and dine-in operations have been conducted under enhanced health and safety procedures and practices that are intended to ensure the safety and comfort of our employees and guests, and these enhanced measures have had and will continue to have adverse effects on our operating costs.

During 2022, consumer demand decreased in part as a result of outbreaks of new variants of COVID-19. We cannot predict how quickly or whether consumer demand for our business will return to pre-pandemic levels, which may be a function of continued concerns over safety and/or depressed consumer sentiment as a result of adverse economic conditions and uncertainty, including job losses and lower discretionary income. In addition, we also cannot predict whether future variants of COVID-19 or outbreaks of other infectious disease will have similar effects on consumer demand. As a result of these factors, the COVID-19 pandemic, the resulting public health response and diminished economic activity have had and may continue to have a material adverse effect on our guest traffic, sales and operating costs, and we cannot predict the duration of the pandemic or what other government responses or economic effects may occur.

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

Our suppliers have been and could continue to be adversely impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, fear of contracting COVID-19, limitations on travel or other government restrictions in connection with COVID-19 or if our suppliers face shortages that are otherwise caused or exacerbated by the COVID-19 pandemic, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions. Although we have not experienced material adverse impacts to date, additional or prolonged closures of meat processing facilities that have occurred because of COVID-19 could adversely impact our supply chain and the products that we offer. Similarly, many of the products sold in our retail operations are sourced from international suppliers, including from the People’s Republic of China, and have experienced, and will likely continue to experience, disruptions, temporary closures and worker shortages that may result in an inability to fulfill our orders timely or, in some cases, at all, which could have an adverse impact on our retail sales and margins.

The COVID-19 pandemic may also have the effect of heightening other risk factors, or amplifying the adverse effects on our liquidity, financial condition or results of operations should other risks that we discuss in this Annual Report on Form 10-K actually occur.

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

The restaurant and retail industries are intensely competitive, and we face many well-established competitors.  We compete within each market with national and regional restaurant and retail chains and locally owned restaurants and retailers.  Competition from other regional or national restaurant and retail chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  We also face competition as a result of the convergence of grocery, deli, retail and restaurant services, particularly in the supermarket industry.  We also face competition from various off-premise meal replacement offerings including, but not limited to, home meal kits delivery, third-party meal delivery and catering and the rapid growth of these channels by our competitors. Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices.  We compete primarily on the quality, variety and perceived value of menu and retail items. The number and location of stores, the growth of e-commerce, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors. We anticipate that intense competition will continue with respect to all of these factors.  We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and other competitive pressures that could affect both the availability and cost of these important resources.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

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

Risks Related to our Capital Structure

The performance of our business as affected by the level of our indebtedness could prevent us from meeting the obligations under our revolving credit facility or the indenture governing the $300 million aggregate principal amount of 0.625% Convertible Senior Notes due 2026 (the “Notes”), maintaining sufficient liquidity to operate our business or service our debt obligations, and we cannot provide any guarantee of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.

Our consolidated indebtedness and restrictions in our revolving credit facility may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Given the significant uncertainty relating to the macroeconomic environment, there are potential scenarios under which we could fail to comply with these covenants, which would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or ability to continue to service our debt obligations. A default under our credit agreement or under the indenture governing the Notes may also significantly affect our ability to obtain additional or alternative financing.  For example, the lenders’ ongoing obligation to extend credit under the revolving credit facility is dependent upon our compliance with these covenants and restrictions.

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

Depending on the impact of macroeconomic environment, we may seek other sources of liquidity and other ways of preserving liquidity. No assurance can be made that sources of additional liquidity will be readily available or that we will be successful in obtaining additional liquidity or preserving liquidity. Further, no assurance can be made that sources of additional liquidity will be available on terms that are favorable to us.

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

Our performance is dependent on attracting and retaining a large and growing number of qualified store employees.  Availability of staff varies widely from location to location.  Many staff members are in entry-level or part-time positions, typically with high rates of turnover.  High turnover of store management and staff would cause us to incur higher direct costs associated with recruiting, training and retaining replacement personnel.  Management turnover as well as general shortages in the labor pool can cause our stores to operate with reduced staff, which negatively affects our ability to provide appropriate service levels to our customers.  The market for the most qualified talent continues to be competitive and we must provide competitive wages, benefits and workplace conditions to maintain our most qualified employees.  Additionally, personal or public health concerns related to COVID-19 or other widespread outbreaks of infectious disease might make some existing team members or potential candidates reluctant to work in enclosed restaurant environments.  Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruiting and training expenses

Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation, payroll taxes and changing demographics.  Many of our employees are hourly workers whose wages are affected by increases in the federal or state minimum wage or changes to tip credits.  Tip credits are the amounts an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes.  Increases in minimum wage levels and changes to the tip credit have been made and continue to be proposed at both federal and state levels.  As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage.  If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

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

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs; our use of third-party technologies has increased and if we are unable to maintain our rights to these technologies our business may be harmed.

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

The Lion Fund II, L.P., Biglari Capital Corp., First Guard Insurance Company, Southern Pioneer Property and Casualty Insurance Company, Biglari Holdings Inc. and SPP&C Holding Co., Inc., are affiliates of Sardar Biglari (“Biglari”), and are the beneficial owners of approximately 9.0% of our outstanding common stock as of August 18, 2022.  We recently received notice from Biglari nominating two candidates for election to our board of directors at our 2022 annual meeting of shareholders.  If a proxy contest ensues, or if we become engaged in a proxy contest with another activist shareholder in the future, our business could be adversely affected because:
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

•
claims made by activist shareholders in connection with a proxy contest or otherwise may harm our reputation, damage our relations with customers, employees and business relations such as suppliers, or otherwise impair our business; and

•	pursuit of an activist shareholder’s agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

Provisions in our charter, Tennessee law and our shareholder rights plan may discourage potential acquirers of the Company.

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company.  In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.  In addition, we have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock.  The shareholder rights plan will expire on April 9, 2024. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock.  The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights plan or are otherwise not approved by our Board of Directors.

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

We have assembled a senior management team which has substantial background and experience in the restaurant and retail industries.  Our future growth and success depend substantially on the contributions and abilities of our senior management and other key personnel, and we design our compensation programs to attract and retain key personnel and facilitate our ability to develop effective succession plans.  If we fail to attract or retain senior management or other key personnel, our succession planning and operations could be materially and adversely affected.  We must continue to recruit, retain and motivate management and other employees sufficiently to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high-quality store employees could jeopardize our ability to meet our business goals.  We have experienced and may continue to experience challenges in recruiting and retaining team members in various locations.

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

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income.  General economic conditions, including economic downturns related to the COVID-19 pandemic, geopolitical conditions and uncertainty about the strength or pace of economic recovery have also adversely affected our results of operations and may continue to do so.  The current economic slowdown, a protracted economic downturn, a worsening economy, increased energy prices, and rising interest rates may reduce consumer confidence and affect consumers’ ability or desire to spend disposable income. A deterioration in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they shop and dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular will remain static in 2023, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

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
•
inflationary and other market conditions that affect the costs and availability of commodities, labor, energy, fuel, transportation and other inputs necessary to operate our stores effectively in a manner consistent with our strategy;

•	continued or increased regulations on our operations, consumer activities or social gatherings as a result of the COVID-19 pandemic or other public health conditions;
•	the rate at which we open new stores, the timing of new store openings and the related high initial operating costs;
•	changes in advertising and promotional activities and expansion into new markets; and
•	impairment of long-lived assets and any loss on store closures.

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

Our home office headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee.  We use approximately 250,000 square feet of office space for our home office headquarters and decorative fixtures warehouse.  We lease our retail distribution center, which consists of approximately 370,000 square feet of warehouse facilities and an additional approximately 10,000 square feet of office and maintenance space.  We also lease an additional distribution center of approximately 52,000 square feet in Lebanon, Tennessee.  This distribution center is primarily used for ecommerce fulfillment and overflow retail storage.  From time to time we may also rent offsite storage to handle overflow product.  We currently have 80,000 square feet of storage temporarily rented in Savannah, Georgia for overflow storage.

We also lease office space for our MSBC headquarters which consists of approximately 15,000 square feet.  In addition to the various corporate facilities, we have three owned properties for future development, a motel used for housing management trainees and for the general public, and two parcels of excess real property and improvements that we intend to sell.

In addition to the properties mentioned above, we own or lease the following store properties (including both our 664 Cracker Barrel Old Country Store locations and 53 locations for our MSBC locations) as of September 14, 2022:

State	Owned	Leased	State	Owned	Leased
Tennessee	29	30	California	0	7
Florida	31	51	New Jersey	0	6
Texas	19	40	Kansas	3	2
Georgia	26	26	Wisconsin	5	0
North Carolina	17	27	Colorado	3	1
Kentucky	22	16	Massachusetts	0	4
Virginia	15	19	New Mexico	1	3
Alabama	19	14	Oregon	0	4
Ohio	22	9	Utah	4	0
South Carolina	13	16	Idaho	2	1
Indiana	20	8	Iowa	3	0
Pennsylvania	8	17	Connecticut	1	1
Illinois	19	2	Montana	2	0
Missouri	14	4	Nebraska	1	1
Michigan	12	3	Nevada	0	2
Arizona	2	12	Delaware	0	1
Mississippi	10	4	Maine	0	1
Arkansas	5	7	Minnesota	1	0
Louisiana	8	2	New Hampshire	1	0
Maryland	3	6	North Dakota	1	0
New York	8	1	Rhode Island	0	1
West Virginia	3	6	South Dakota	1	0
Oklahoma	6	2		360	357

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

Information about Our Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran	64	President and Chief Executive Officer

Craig A. Pommells	47	Senior Vice President and Chief Financial Officer

P. Doug Couvillion	58	Senior Vice President, Sourcing and Supply Chain

Laura A. Daily	58	Senior Vice President, Retail

Cammie Spillyards-Schaefer	45	Senior Vice President, Operations

Richard M. Wolfson	56	Senior Vice President, General Counsel and Secretary

Jennifer L. Tate	51	Senior Vice President, Chief Marketing Officer

Bruce A. Hoffmeister	61	Senior Vice President, Chief Information Officer

Donna L. Roberts	47	Senior Vice President and Chief Human Resources Officer

Kara S. Jacobs	42	Vice President, Corporate Controller and Principal Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us since 2009 and assumed her current position as President and Chief Executive Officer in September 2011, when she also became a member of our Board of Directors.  Prior to September 2011, Ms. Cochran served as our President and Chief Operating Officer since November 2010 and as our Executive Vice President and Chief Financial Officer from April 2009 to November 2010.  Before joining us in April 2009, she was the Chief Executive Officer of Books-A-Million, Inc.  Ms. Cochran has 28 years of experience in the retail industry and thirteen years of experience in the restaurant industry.

Mr. Pommells has been employed with us since December 2021 in his current capacity.  From October 2020 to December 2021, he served as Executive Vice President and Chief Financial Officer of Red Lobster Seafood Company.  Prior to serving as Chief Financial Officer of Red Lobster Seafood Company, he served as Senior Vice President, Finance and Strategy from January 2015 to October 2020.  Prior to Red Lobster, he spent more than ten years with Darden Restaurants in various finance and business analytics roles.  Mr. Pommells has more than 20 years of experience in the restaurant industry.

Mr. Couvillion has been employed with us since 2001.  From 2001 to 2022, he served in various capacities including Senior Vice President of Sourcing and Supply Chain, Senior Vice President and Interim Chief Financial Officer, Vice President of Supply Chain and Quality Assurance and Corporate Controller and Principal Accounting Officer.  Mr. Couvillion has 27 years of experience in the restaurant industry and 20 years of experience in the retail industry.

Ms. Daily has been employed with us as Senior Vice President, Retail since May 2012.  Prior to May 2012, she served as Vice President for Ballard Designs, an internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company.  She has over 28 years of experience as a merchant with a number of retail organizations.

Ms. Spillyards-Schaefer has been employed with us since 2017 and assumed her current position in January 2022.  From 2017 to 2021, she served in various capacities in both operations and home office functions including Regional Vice President of Restaurant Operations and Vice President of Culinary.  Ms. Spillyards-Schaefer has over 20 years of experience in the restaurant industry.

Mr. Wolfson has been employed with us in his current capacity since July 2017.  From January 2006 to April 2017, he served as Vice President, General Counsel and Corporate Secretary at CLARCOR Inc., an industrial company.  From 2001 to 2006, he was a partner of the InterAmerican Group, an advisory services and private equity firm.  Mr. Wolfson has over 29 years of legal experience.

Ms. Tate joined us in September 2020 as Senior Vice President, Chief Marketing Officer.  Prior to joining us, she held various positions with Darden Restaurants, Inc., since March 2010, including serving as Executive Vice President and Chief Marketer for Olive Garden.  Prior to joining Darden Restaurants, Inc., she served as the Senior Brand Manager of Pizza Hut for Yum! Brands from October 2007 to March 2010 and as the Brand Manager for Frito-Lay from August 2002 to October 2007.  Ms. Tate has 20 years of experience in the restaurant industry.

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

Ms. Roberts has been employed with us since 2012 and assumed her current position in May 2020.  Prior to her current role, she held other positions in the human resources and legal departments including Vice President of Human Resources and Vice President and Deputy General Counsel.  Before joining us, she practiced law for ten years, most recently as a partner focused on commercial litigation and employment law.

Ms. Jacobs joined us in December 2019 as Vice President, Corporate Controller and Principal Accounting Officer.  From July 2017 to November 2019, she was the Vice President and Corporate Controller of Bridgestone Americas, Inc., and from 2003 until 2017, she held various positions with increasing responsibility at Deloitte & Touche, LLP, including as a Managing Director from September 2016 until July 2017.   As previously disclosed, Ms. Jacobs has informed the Company that she will resign effective October 1, 2022 to pursue another professional opportunity.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 6,891 shareholders of record as of September 14, 2022.

See Note 5 to Consolidated Financial Statements with respect to dividend restrictions.  See Dividends, Share Repurchases and Share-Based Compensation Awards under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources for further information regarding our dividends.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2022 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended July 29, 2022 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.  All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
4/30/22 – 5/27/22	123,723	$108.57	123,723	—
5/28/22 – 6/24/22	103,006	$87.39	103,006	—
6/25/21 – 7/29/22	405,579	$88.00	405,579	—
Total for the quarter	632,308	$91.92	632,308	—

(1)
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

(2)	Average price paid per share is calculated on a settlement basis.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Overview – a general description of our business, the restaurant and retail industries, our key performance indicators and the Company’s performance in 2022.
•	Results of Operations – an analysis of our consolidated statements of income (loss) for the three years presented in our Consolidated Financial Statements.

•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 14, 2022, the Company operated 664 Cracker Barrel stores located in 45 states.  Effective October 19, 2019, the Company acquired 100% ownership of Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept.  As of September 14, 2022, the Company operated 53 MSBC locations in nine states, none of which are franchised.

Company Performance in 2022

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage and build on that strength as a core component of our business strategy.

Our long-term strategy remains centered on driving sustainable sales growth, continued business model improvements, building profitable Cracker Barrel and MSBC stores, and ultimately driving shareholder returns.

Fiscal 2022 included challenges from historically high commodity and wage inflation, COVID-19 case count resurgences and record gas prices in the second half of the fiscal year (adversely impacting consumers’ discretionary income).  While navigating these challenges, we focused our efforts on maintaining a strong value proposition, continued growth in our off-premise business, delivering continued strong retail sales, marketing and culinary innovation to grow average check through introduction of add-ons and menu enhancements, thoughtful expansion of MSBC, and store-level operational excellence.

While our overall performance was not where we expected at the outset of the fiscal year, and macro challenges worsened as the year progressed, we made significant progress on many of our key business initiatives, and we continued our focus on generating shareholder returns by paying $4.90 per share in dividends for fiscal 2022 and declaring a dividend of $1.30 per share that was subsequently paid on August 5, 2022 to shareholders of record on July 15, 2022, totaling $143,744 dividends declared or paid in 2022, and repurchasing $131,542 in shares of our common stock.

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

These performance indicators exclude the impact of new store openings and sales related to MSBC and Holler & Dash Biscuit HouseTM (“Holler & Dash”), since we acquired MSBC in the first quarter of 2020 and converted our Holler & Dash locations into MSBC locations.

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

COVID-19 Impact and Company Response

During 2022, the Company continued to recover from the COVID-19 pandemic (notwithstanding new variant outbreaks), and all dining rooms were open to some extent during 2022.  While all our dining rooms are currently operating without COVID-19-related restrictions, it is possible that renewed outbreaks or increases in cases and/or further new variants of the disease, either as part of a national trend or on a more localized basis, could result in COVID-19-related restrictions including capacity restrictions or otherwise limit our dine-in services, or negatively affect consumer demand.

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

Severe weather events such as hurricanes, floods, tornadoes, and winter storms may prevent or dissuade guests from visiting our stores, impair our ability to staff our stores or force us to temporarily close affected stores, adversely impacting our restaurant and retail sales.  Additionally, severe drought conditions (such as the severe drought affecting much of the southwestern United States) and associated restrictions on water use may impair restaurant operations or increase costs in locations affected by such conditions. Climate change, changing weather patterns or unpredictable weather patterns may increase the incidence of any of these events and otherwise also impact guest visitation patterns on a macro scale. In addition to its impact on store operations, severe weather may also disrupt our supply chain, both in distribution to ports and central warehouses and in distribution to local stores.  In general, we believe that the geographic dispersion of our stores and multiple sources of distribution adequately mitigate the potential impact of severe weather and changing weather patterns on our stores, but our board of directors and management team continually monitor and reexamine these considerations in light of ongoing trends.

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

	Relationship to Total Revenue
	2022	2021	2020
Total revenue	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	32.1	30.7	30.9
Labor and other related expenses	35.2	34.8	36.7
Other store operating expenses	23.2	24.0	24.4
General and administrative	4.8	5.2	5.8
Gain on sale and leaseback transactions	—	(7.7)	(2.8)
Impairment	—	—	0.9
Operating income	4.7	13.0	4.1
Interest expense	0.3	2.0	0.9
Income before income taxes	4.4	11.0	3.2
Provision for income taxes (income tax benefit)	0.4	2.0	(1.1)
Net loss from unconsolidated subsidiary	—	—	(5.6)
Net income (loss)	4.0	9.0	(1.3)

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2022	2021	2020
Revenue in dollars(1):
Restaurant	$2,565,628	$2,227,246	$2,032,030
Retail	702,158	594,198	490,762
Total revenue	$3,267,786	$2,821,444	$2,522,792
Total revenue percentage increase (decrease)	15.8%	11.8%	(17.9%)
Total revenue by percentage relationships:
Restaurant	78.5%	78.9%	80.5%
Retail	21.5%	21.1%	19.5%
Comparable number of stores	659	655	646
Comparable store sales averages per store: (1)
Restaurant	$3,804	$3,312	$3,065
Retail	1,052	890	737
Total	$4,856	$4,202	$3,802
Restaurant average weekly sales (2)	$72.9	$63.4	$58.4
Retail average weekly sales (2)	20.3	17.2	14.3
Average check increase	7.0%	3.1%	2.7%
Comparable restaurant guest traffic increase/(decrease) (3)	8.0%	5.3%	(21.6%)
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

Total revenue benefited from the opening of seven new MSBC units in 2022, two new units for both Cracker Barrel and MSBC in 2021, and four new Cracker Barrel units and one new MSBC unit in 2020, partially offset by the closing of one Cracker Barrel unit in 2021 and one unit each for Cracker Barrel and Holler & Dash in 2020.   Additionally, in the fourth quarter of 2022, the Company acquired direct ownership of MSBC’s seven franchised units from their respective franchisees.

During 2020 and 2021, the COVID-19 pandemic negatively impacted our sales and traffic as a result of both changes in consumer behavior and federal, state and local governmental authorities’ continuation of various restrictions on travel, group gatherings and dine-in services.  Dining room service was operational to varying degrees, yet most locations were impacted at times by capacity restrictions, social distancing guidelines, and decreased consumer demand for in-person dining.  In 2022, the Company continued to recover from the COVID-19 pandemic; however, we believe outbreaks of new variants adversely impacted consumer demand in 2022.    All dining rooms were open to some extent during 2022 and most dining rooms operated with few, if any, restrictions.  Going forward it is possible that renewed outbreaks, increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in COVID-19-related restrictions including capacity restrictions or otherwise limit our dine-in services, or negatively affect consumer demand.

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase (Decrease)
	2022 vs 2021	2021 vs 2020
	(659 Stores)	(655 Stores)
Restaurant	15.0%	8.4%
Retail	18.2	20.9
Restaurant & Retail	15.7%	10.8%
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year, are measured on comparable calendar weeks and exclude MSBC and Holler & Dash.

Our comparable store restaurant sales increase in 2022 as compared to 2021 resulted from an average check increase of 7.0% (including a 5.9% average menu price increase) and an increase in guest traffic of 8.0%.

Our comparable store restaurant sales increase in 2021 as compared to 2020 resulted from an average check increase of 3.1% (including a 2.1% average menu price increase) and an increase in guest traffic of 5.3%.

Our retail sales are made substantially to our restaurant guests.  The increase in our comparable store retail sales in 2022 as compared to 2021 resulted primarily from the guest traffic increase and strong performance in the apparel and accessories, food and convenience, toys, décor, and bed and bath merchandise categories. The increase in our comparable store retail sales in 2021 as compared to 2020 resulted primarily from the guest traffic increase and strong performance in the toys, apparel and accessories, food and convenience and décor merchandise categories.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2022	2021	2020
Cost of Goods Sold:
Restaurant	$706,125	$567,825	$515,663
Retail	343,759	297,436	264,274
Total Cost of Goods Sold	$1,049,884	$865,261	$779,937

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:

	2022	2021	2020
Restaurant Cost of Goods Sold	27.5%	25.5%	25.4%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in 2022 as compared to 2021 was primarily the result of commodity inflation of 13.1% partially offset by our menu price increase referenced above.

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in 2021 as compared to 2020 was primarily the result of commodity inflation of 2.4% partially offset by lower food waste and a decrease in employee discounts. Lower food waste and the decrease in employee discounts both accounted for decreases of 0.1%.

We continue to partially offset inflationary pressures through menu price increases and operational improvements, and we presently expect the rate of commodity inflation to be approximately 8% in 2023 as compared to 13.1% in 2022.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:

	2022	2021	2020
Retail Cost of Goods Sold	49.0%	50.1%	53.8%

2022 Compared to 2021 (Decrease) Increase as a Percentage of Total Revenue
Markdowns	(1.4%)
Provision for obsolete inventory	0.4%

The decrease in retail cost of goods sold as a percentage of retail revenue in 2022 as compared to 2021 resulted primarily from lower markdowns partially offset by the change in the provision for obsolete inventory.

2021 Compared to 2020 (Decrease) Increase as a Percentage of Total Revenue
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

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and other related expenses as a percentage of total revenue for the past three years:

	2022	2021	2020
Labor and other related expenses	35.2%	34.8%	36.7%

The year-to-year percentage change in 2022 as compared to 2021 resulted from the following:

2022 Compared to 2021 Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	1.1%
Store management expenses	(0.7%)

The increase in store hourly labor in 2022 as compared to 2021 as a percentage of total revenue resulted primarily from wage inflation exceeding menu price increases and lower productivity, i.e., fewer guests served per labor hours incurred.   In addition to menu price increases, we continue to partially offset inflationary pressures through labor productivity initiatives, and we presently expect the rate of wage inflation to be approximately 5% in 2023.

The decrease in store management expenses as a percentage of total revenue in 2022 as compared to 2021 was primarily driven by lower bonus expense in 2022 and the increase in total revenue in 2022 partially offset by wage inflation.  The lower bonus expense resulted from lower performance against financial objectives for certain components of the incentive plan in 2022 as compared to 2021.

The year-to-year percentage change in 2021 as compared to 2020 resulted primarily from the following:

2021 Compared to 2020 (Decrease) Increase as a Percentage of Total Revenue
Store management compensation	(1.5%)
Miscellaneous wages	(0.8%)
Employee health care expenses	(0.2%)
Store bonus expense	(0.1%)
co hourly labor	0.8%

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

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are operating supplies, repairs and maintenance, utilities, depreciation and amortization, advertising, rent, credit card and gift card fees, real and personal property taxes and general insurance.  The following table highlights other store operating expenses as a percentage of total revenue for the past three years:

	2022	2021	2020
Other store operating expenses	23.2%	24.0%	24.4%

The year-to-year percentage change in 2022 as compared to 2021 resulted primarily from the following:

2022 Compared to 2021 (Decrease) Increase as a Percentage of Total Revenue
Depreciation	(0.6%)
Rent	(0.3%)
Advertising	(0.2%)
Maintenance	0.2%
Other store expenses	0.2%

The decreases in depreciation expense, rent and advertising expenses as a percentage of total revenue for 2022 as compared to 2021 were primarily driven by the increase in total revenue in 2022.

The increase in maintenance expense as a percentage of total revenue for 2022 as compared to 2021 resulted primarily from higher expenditures, which were the result of increased repair costs associated with limited availability of replacement equipment.

The increase in other store expenses as a percentage of total revenue for 2022 as compared to the same period in the prior year resulted primarily from costs associated with the expansion of our off-premise business.

The year-to-year percentage change from 2021 as compared to 2020 resulted from the following:

2021 Compared to 2020 (Decrease) Increase as a Percentage of Total Revenue
Depreciation	(0.8%)
Real and personal property taxes	(0.2%)
Utilities	(0.1%)
Pre-opening expenses	(0.1%)
Loss on asset disposition	(0.1%)
Advertising	(0.1%)
Rent	0.6%
Other store expenses	0.4%

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

The decrease in pre-opening expenses as a percentage of total revenue for 2021 as compared to 2020 resulted primarily from the timing of new store openings.

The decrease in loss on asset disposition as a percentage of total revenue for 2021 as compared to 2020 resulted primarily from increased repair and maintenance activity for equipment as opposed to asset disposal.

The increase in rent expense as a percentage of total revenue for 2021 as compared to 2020 resulted primarily from the sale and leaseback transaction involving 62 of our owned Cracker Barrel stores completed on August 4, 2020.  The aggregate initial annual rent payment for these properties is approximately $10,393.  Additionally, the related rent expense includes $12,735 recorded in 2021 for the non-cash amortization of the asset recognized from the gain on the Company’s sale and leaseback transactions. See Note 9 to the Consolidated Financial Statements for additional information regarding the Company’s sale and leaseback transactions.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past three years:

	2022	2021	2020
General and administrative expenses	4.8%	5.2%	5.8%

The year-to-year percentage change in 2022 as compared to 2021 resulted from lower incentive compensation.  The decrease in incentive compensation as a percentage of total revenue in 2022 as compared to 2021 was primarily the result of lower performance against financial objectives in 2022 as compared to 2021.

The year-to-year percentage change in 2021 as compared to 2020 resulted from the following:

2021 Compared to 2020 (Decrease) Increase as a Percentage of Total Revenue
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

The decrease in professional fees as a percentage of total revenue in 2021 as compared to 2020 was primarily driven by lower fees related to sale and leaseback transactions partially offset by additional proxy expenses related to the proxy contest initiated by affiliates of Sardar Biglari in connection with the Company’s 2020 annual shareholders meeting held on November 19, 2020. The reduction in total professional fees as a percentage of total revenue in 2021 was the result of higher fees associated with the initial sale and leaseback transaction in the fourth quarter of 2020, when compared to the 2021 sale and leaseback transactions and additional professional fees related to the proxy contest in connection with the 2020 annual meeting of shareholders (held in the second fiscal quarter of 2021).

The decrease in depreciation expense as a percentage of total revenue in 2021 as compared to 2020 was primarily driven by the increase in total revenue in 2021.

The increase in incentive compensation as a percentage of total revenue in 2021 as compared to 2020 was primarily driven by better performance against financial objectives in 2021 as compared to 2020.

Gain on Sale and Leaseback Transactions

On July 29, 2020, we entered into a sale and leaseback transaction involving 64 of our owned Cracker Barrel properties and recorded a gain of $69,954.  On August 4, 2020, we entered into a second sale and leaseback transaction involving 62 of our owned Cracker Barrel stores and recorded a gain of $217,722. See Note 9 to the Consolidated Financial Statements for additional information regarding these sale and leaseback transactions.

Impairment

During the third and fourth quarters of 2020, we determined that certain Cracker Barrel and MSBC locations were impaired, resulting in impairment charges of $22,496.  These locations were impaired because of declining operating performance and resulting negative cash flow projections as a result of the impact of the COVID-19 pandemic.  The Company did not incur similar impairment charges in 2022 or 2021.  It is possible that we may recognize future additional impairment charges as a result of the unknown impacts of the COVID-19 pandemic and our response or for other business reasons.

Interest Expense

The following table highlights interest expense for the past three years:

	2022	2021	2020
Interest expense	$9,620	$56,108	$22,327

The year-to-year decrease in 2022 as compared to 2021 resulted primarily from lower weighted average debt levels, lower weighted average interest rates and the prior year including costs associated with the termination of the Company’s interest rate swaps.

The year-to-year increase in 2021 as compared to 2020 resulted primarily from the costs associated with termination of interest rate swaps, higher weighted average debt levels caused by our borrowing under our 2019 Revolving Credit Facility in response to the COVID-19 pandemic, higher weighted average interest rates, and the cessation of interest income on Punch Bowl Social (“PBS”) promissory notes written off in the third quarter of 2020.  Additionally, as part of our amendment to the 2019 Revolving Credit Facility in the third quarter of 2021, we incurred additional interest expense of $452 related to the write-off of deferred financing costs and we incurred interest expense of $768 related to the amortization of the original issue discount on our Notes.

Provision for Income Taxes (Income Tax Benefit)

The following table highlights the provision for income taxes (income tax benefit) as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2022	2021	2020
Effective tax rate	8.0%	18.0%	(35.3%)

The decrease in our effective tax rate in 2022 as compared to 2021 is primarily the result of the decrease in income before income tax and the benefit of higher income tax credits.  The increase in our effective tax rate in 2021 as compared to 2020 is primarily the result of the increase in income before income tax.

We presently expect our effective tax rate for 2023 to be approximately 10% to 15%.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2022	2021	2020
Net cash provided by operating activities	$205,253	$301,903	$161,002
Net cash provided by (used in) investing activities	(98,499)	78,330	(157,226)
Net cash provided by (used in) financing activities	(206,242)	(672,636)	396,336
Net increase (decrease) in cash and cash equivalents	$(99,488)	$(292,403)	$400,112

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility. Our internally generated cash, along with cash on hand at July 30, 2021 and borrowings under our revolving credit facility, were sufficient to finance all of our growth, share repurchases, dividend payments, working capital needs, interest payments on long-term debt obligations and other cash payment obligations in 2022. We believe that cash at July 29, 2022, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans, debt service, dividend payments, share repurchases and working capital needs for the next twelve months.  Furthermore, we believe that cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility will be sufficient to finance our continuing operations, capital expenditures, interest expense on long-term debt obligations, operating lease obligations, continuing expansion plans, share repurchases and working capital needs beyond the next twelve months.

A summary of our contractual cash obligations and commitments as of July 29, 2022, is as follows:

		Payments due by Years
Contractual Obligations (a)	Total	2023	2024-2025	2026-2027	After 2027
2022 Revolving Credit Facility (b)	$130,000	$—	$—	$130,000	$—
Convertible Debt (c)	307,500	1,875	3,750	301,875	—
Leases (d)	1,187,392	90,446	135,474	128,985	832,487
Purchase obligations (e)	79,280	68,364	9,625	1,291	—
Other long-term obligations (f)	33,946	-—	3,887	50	30,009
Total contractual cash obligations	$1,738,118	$160,685	$152,736	$562,201	$862,496

	Amount of Commitment Expirations by Years
	Total	2023	2024-2025	2026-2027	After 2027
2022 Revolving Credit Facility(b)	$700,000	$—	$—	$700,000	$—
Convertible Debt (c)	300,000	—	—	300,000	—
Standby letters of credit(g)	31,896	—	31,896	—	—
Total commitments	$1,031,896	$—	$31,896	$1,000,000	$—
(a)
At July 29, 2022, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.  As such, the liability for uncertain tax positions of $17,991 is not included in the contractual cash obligations and commitments table above.

(b)
Our 2022 Revolving Credit Facility expires on June 17, 2027. Using our weighted average interest rate of 3.49% and the outstanding borrowings at July 29, 2022, we anticipate having interest payments of $4,543, $9,086 and $9,086 in 2023, 2024-2025 and 2026-2027, respectively. Based on our outstanding borrowings and our standby letters of credit at July 29, 2022 and our current unused commitment fee as defined in the 2022 Revolving Credit Facility, our unused commitment fees in 2023, 2024-2025 and 2026-2027 would be $1,376, $2,753 and $2,613, respectively; however, the actual amount will differ based on actual usage of the 2022 Revolving Credit Facility.

(c)  Our $300,000 aggregate principal amount of 0.625% Convertible Senior Notes mature on June 15, 2026. The Notes bear cash interest at an annual rate of 0.625%, payable semi-annually in arrears on June 15 and December 15 of each year.
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

(f)
Other long-term obligations include our Non-Qualified Savings Plan ($27,843, with a corresponding long-term asset to fund the liability; see Note 12 to the Consolidated Financial Statements), Deferred Compensation Plan ($2,166) and our long-term incentive plans ($3,937).

(g)
Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and securing certain sale and leaseback transactions. Our standby letters of credit reduce our borrowing availability under our revolving credit facility.

Cash Generated from Operations

The decrease in net cash flow provided by operating activities in 2022 as compared to 2021 primarily reflected higher retail inventory, the timing of payments for certain taxes and higher bonus payments made in 2022 as a result of the prior year’s performance.  The higher retail inventory in 2022 as compared to 2021 was driven by unusually low retail inventory in 2021 resulting from market constraints on the availability of goods.

The increase in net cash flow provided by operating activities in 2021 as compared to 2020 primarily reflected the timing of payments for accounts payable and certain taxes and lower bonus payments made in 2021 as a result of the prior year impact of the COVID-19 pandemic on our operations in 2020.

Capital Expenditures and Proceeds from Sale of Property and Equipment

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:

	2022	2021	2020
Capital expenditures, net of proceeds from insurance recoveries	$97,104	$70,130	$296,008

Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and strategic initiatives.  The increase in capital expenditures in 2022 from 2021 resulted primarily from higher capital expenditures for existing stores and an increase in the number of new store locations partially offset by lower capital expenditures for strategic initiatives.

On July 29, 2020, we entered into an agreement with the original lessor and a third-party financier to obtain ownership of 64 Cracker Barrel properties and simultaneously entered into a sale and leaseback transaction with the financier.  The decrease in capital expenditures in 2021 from 2020 resulted primarily from a similar transaction in 2021 as well as decreases in new store construction, store remodels and other similar cost-saving measures in response to the COVID-19 pandemic and lower capital expenditures for existing stores partially offset by higher capital expenditures for strategic initiatives.

We estimate that our capital expenditures during 2023 will be approximately $125,000. This estimate includes existing store maintenance and aging equipment replacement, the acquisition of sites and construction costs of three to four new Cracker Barrel stores and fifteen to twenty MSBC locations that we plan to open during 2023, as well as acquisition and construction costs for store locations to be opened in 2024, investments in digital and technology infrastructure and the development of a loyalty program.  We intend to fund our capital expenditures with cash generated by operations and cash on hand as the result of borrowings under our revolving credit facility, as necessary.

The following table presents our proceeds from sale of property and equipment for the last three years:

	2022	2021	2020
Proceeds from sale of property and equipment	$105	$149,960	$207,253

In 2021 and 2020, we completed sale and leaseback transactions.  The decrease in proceeds from sale of property and equipment in 2022 from 2021 resulted from the sale and leaseback transaction in 2021.  The decrease in proceeds from sale of property and equipment in 2021 from 2020 primarily relates to the proceeds from the August 4, 2020 sale and leaseback transactions being lower than the July 29, 2020 sale and leaseback transaction.   See Note 9 to the Consolidated Financial Statements for additional information regarding our sale and leaseback transactions.

Maple Street Biscuit Company

Effective October 10, 2019, we acquired 100% ownership of MSBC, a breakfast and lunch fast casual concept, for a purchase price of $36,000, of which $32,000 was paid to the sellers in cash with the remaining $4,000 being held as security for the satisfaction of indemnification obligations, if any.  The first installment of $1,500, to be held as security, was paid to the principal seller in the first quarter of 2021, and the second installment of $1,500 was paid to the principal seller in the first quarter of 2022.  We also incurred acquisition-related costs of $1,269.  During 2020, we converted our six Holler & Dash locations into MSBC locations.  We believe that the investment in MSBC supports our strategic initiative to extend the brand by becoming a market leader in the breakfast and lunch-focused fast casual dining segment of the restaurant industry and by providing a platform for growth.

Punch Bowl Social

Effective July 18, 2019, we entered into a strategic relationship with PBS, a food, beverage and entertainment concept, by purchasing a non-controlling equity interest in the concept.  The PBS concept was developed to focus on made-from-scratch food, a craft beverage program and social gaming.  At the time of our investment, we believed the investment in PBS would provide a growth vehicle to deliver additional shareholder value and extend our footprint into a complementary market segment.  During the onset of the COVID-19 pandemic; however, PBS Holdco’s wholly-owned subsidiary and principal operating company, PBS BrandCo, LLC (“Brandco”) suffered unsustainable disruption to its business across the chain and suspended all operations.  On March 20, 2020, the primary lender under Brandco’s secured credit facility (“Lender”) provided notice of the Lender’s intention to foreclose on its collateral interest in Brandco unless Cracker Barrel repaid or unconditionally guaranteed the indebtedness.  For reasons previously disclosed in our public filings, we determined not to invest further resources to prevent foreclosure or otherwise provide additional capital to PBS and recorded a non-cash impairment charge on our investment of $132,878.

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

Borrowing Capacity, Debt Covenants and Notes

On June 17, 2022, we entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”) with substantially the same terms and financial covenants as our previous amended $800,000 revolving credit facility (the “2019 Revolving Credit Facility”).  The 2022 Revolving Credit Facility also contains an option for the Company to increase the revolving credit facility by $200,000.

The following table highlights our borrowing capacity and outstanding borrowings under the 2022 Revolving Credit Facility, our standby letters of credit and our borrowing availability under the 2022 Revolving Credit Facility as of July 29, 2022:

July 29, 2022
Borrowing capacity under the 2022 Revolving Credit Facility	$700,000
Less: Outstanding borrowings under the 2022 Revolving Credit Facility	130,000
Less: Standby letters of credit*	31,896
Borrowing availability under the 2022 Revolving Credit Facility	$538,104
*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and securing certain sale and leaseback transactions.  Our standby letters of credit reduce our borrowing availability under the 2022 Revolving Credit Facility.

During 2022, in addition to the refinancing of the revolving credit facility, we borrowed $100,000 and repaid $55,000 of borrowings under the 2019 Revolving Credit Facility.  During 2021, we repaid $924,395 under the 2019 Revolving Credit Facility and borrowed an additional $60,000 under the 2019 Revolving Credit Facility. During 2020, we borrowed $801,395 under the 2019 Revolving Credit Facility to fund our dividend payments, acquisition of MSBC, other working capital needs and to provide flexibility as a result of the uncertainty caused by the COVID-19 pandemic.  During 2020, we repaid $252,000 of the borrowings.

Our 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio.  We were in compliance with the 2022 Revolving Credit Facility’s financial covenants at July 29, 2022, and we expect to be in compliance with the 2022 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

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

See Note 5 to our Consolidated Financial Statements for further information on our long-term debt.

Dividends, Share Repurchases and Share-Based Compensation Awards

Our 2022 Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase.  Under the 2022 Revolving Credit Facility, provided there is no default existing and the total of our availability under the 2022 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if at the time the dividend or the repurchase is made our consolidated total senior secured leverage ratio is 2.75 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 2.75 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, Cash Availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

In 2022, we paid regular dividends of $4.90 per share and declared a dividend of $1.30 per share that was subsequently paid on August 5, 2022 to shareholders of record on July 15, 2022 of $1.30 per share.  In 2021, in order to preserve available cash during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, we deferred the payment of the dividend of $1.30 per share declared in the third quarter of 2020 until September 2, 2020 to shareholders of record on August 14, 2020 and temporarily suspended future dividend payments.  In the fourth quarter of 2021, in light of the ongoing recovery from the COVID-19 pandemic, our Board of Directors resumed our dividend program.

The following table highlights the dividends per share we paid for the last three years:

	2022	2021	2020
Dividends per share paid	$4.90	$1.30	$3.90

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments.  In 2020, in response to the COVID-19 pandemic, we temporarily suspended all share repurchases until the fourth quarter of 2021.  Subject to the limits imposed by our revolving credit facility, in September 2021, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $100,000.  In the fourth quarter of 2022, we were authorized by our Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000; this authorization replaced the previous unused portion of the previous $100,000 authorization.

The following table highlights our share repurchases for the last three years:

	2022	2021	2020
Shares of common stock repurchased	1,248,184	232,543	378,974
Cost of shares repurchased	$131,542	$35,000	$55,007

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

The following table highlights our working capital deficit:

	2022	2021	2020
Working capital (deficit)	$(185,048)	$(111,666)	$191,956

The change in working capital at July 29, 2022 compared to July 30, 2021 primarily reflected the decrease in cash, higher accounts payable and the timing of payments for income taxes partially offset by higher inventory levels.   The decrease in cash resulted primarily from higher share repurchases partially offset by net borrowings under of revolving credit facility.  The change in working capital at July 30, 2021 compared to July 31, 2020 primarily reflected the decrease in cash and timing of payments for certain taxes.  The decrease in cash resulted primarily from higher debt repayments partially offset by lower capex spending, cash generated from operations and lower dividend payments.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements Adopted

See Note 2 to the accompanying Consolidated Financial Statements for a discussion of recent accounting guidance adopted.  The adoption of accounting guidance on income taxes discussed in Note 2 did not have a significant impact on our consolidated financial position or results of operations.  See Note 2 regarding the impact of the adoption of the convertible instruments guidance.  The adoption of the accounting guidance for convertible instruments discussed in Note 2 resulted in an increase in long-term debt of $49,242, a reduction in deferred income taxes of $12,286  and a decrease in equity of $36,956 on the Consolidated Balance Sheet.

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

We have not made any material changes in our methodology for assessing impairments during the past three years and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  During 2020, we recorded impairment charges of approximately $23,000 due to the deterioration in operating performance of certain Cracker Barrel and MSBC locations as a result of the impact of the COVID-19 pandemic.  It is possible that we may recognize future additional impairment charges as a result of the impacts of the COVID-19 pandemic and our response.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability programs. We purchase insurance for individual workers’ compensation claims that exceed $300, $750 or $1,000 depending on the state in which the claim originated.  We purchase insurance for individual general liability claims that exceed $500.  We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses in the lower half of that range and discount them to present value using a risk-free interest rate based on projected timing of payments. We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At July 29, 2022 and July 30, 2021, our outstanding borrowings totaled $130,000 and $85,000, respectively (see Note 5 to our Consolidated Financial Statements).  Loans under the 2022 Revolving Credit Facility bear interest, at our election, either at the prime rate or a rate 0.5% in excess of the Federal Funds Rate or a rate 1.0% in excess of one-month Term Secured Overnight Financing Rate (SOFR), in each case plus an applicable margin, or the one-, three-, or six-month per annum Term SOFR plus an applicable margin.  Under the 2019 Revolving Credit Facility, loans bore interest, at our election, either at the prime rate or London Inter-Bank Offer Rate (LIBOR) plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 5, 6 and 9 to our Consolidated Financial Statements).  To manage this risk in a cost-efficient manner, historically, we have entered into interest rate swaps. During the fourth quarter of 2021, we terminated all of our interest rate swaps. See Note 6 to our Consolidated Financial Statements for further discussion of our interest rate swaps.  Additionally, in the fourth quarter of 2021, we issued and sold the Notes, which bear cash interest at a fixed rate of 0.625% per annum.

At July 29, 2022, the weighted average interest rate of our outstanding $130,000 borrowings was 3.49%. At July 30, 2021, the weighted average interest rate of our outstanding $85,000 borrowings was 3.18%.

The impact of a one-percentage point increase in the $130,000 of our outstanding borrowings at July 29, 2022 is approximately $1,300.

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

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2022 and 2021:

	Percentage of Food Purchases
	2022	2021
Beef	15%	15%
Fruits and vegetables	12%	13%
Poultry	12%	12%
Pork	12%	11%
Dairy (including eggs)	11%	12%

Other categories affected by the commodities markets, such as grains and seafood, may each account for as much as 7% of our food purchases.  While some of our food items are produced to our proprietary specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary to allow us to avoid any material adverse effects that could be caused by such unavailability.  We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably even over short periods of time.  Changes in commodity prices would affect us and our competitors generally and depending on the terms and duration of supply contracts, sometimes simultaneously.  We enter into contracts for certain of our products in an effort to minimize volatility of supply and pricing.  In many cases, or over the longer term, we believe we will be able to pass through some or much of the increased commodity costs by adjusting our menu pricing.  From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can result in lower margins.  In 2022, we continued to partially offset commodity pressures through menu price increases and operational improvements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of July 29, 2022, and July 30, 2021, the related consolidated statements of income (loss), consolidated statements of comprehensive income (loss), consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows, for each of the three years in the period ended July 29, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 29, 2022, and July 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for debt with conversion options as of July 31, 2021, due to adoption of Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

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

Commitments and Contingencies – Insurance Reserves – Refer to Notes 2 and 15 to the financial statements

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

We identified insurance reserves as a critical audit matter because estimating the reserve for all unresolved claims and IBNR claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether insurance reserves were appropriately recorded as of July 29, 2022.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the insurance reserves included the following, among others:

•
We tested the effectiveness of controls related to insurance reserves, including management’s controls over the claims data provided to the actuary and those over the estimation of unresolved claims and IBNR claims.

•	We evaluated the methods and assumptions used by management to estimate the insurance reserves by:
-	Reconciling the claims data to the actuarial analysis.
-	Comparing management’s selected insurance reserve estimates within the range provided by their third‐party actuary to historical trends.
-	Performing a retrospective review by comparing the prior‐year recorded amounts to the subsequent claim emergence.
-
Developing, with the assistance of our actuarial specialists, an independent range of estimates of the insurance reserves, utilizing paid and reported loss development factors from the Company’s historical data and industry loss development factors as deemed necessary, and comparing our estimated range to management’s estimates.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 27, 2022

We have served as the Company’s auditor since 1974.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
ASSETS	July 29, 2022	July 30, 2021
Current Assets:
Cash and cash equivalents	$45,105	$144,593
Accounts receivable	32,246	27,372
Income taxes receivable	2,451	21,123
Inventories	213,249	138,320
Prepaid expenses and other current assets	24,225	22,188
Total current assets	317,276	353,596
Property and Equipment:
Land	255,238	255,238
Buildings and improvements	792,211	776,441
Restaurant and other equipment	817,240	783,264
Leasehold improvements	422,485	405,785
Construction in progress	22,404	13,761
Total	2,309,578	2,234,489
Less: Accumulated depreciation and amortization	1,339,969	1,254,639
Property and equipment – net	969,609	979,850
Operating lease right-of-use assets, net	933,524	974,477
Goodwill	4,690	4,690
Intangible assets	21,210	21,285
Other assets	48,602	57,796
Total	$2,294,911	$2,391,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$169,871	$135,176
Current portion of long-term debt	124	124
Current operating lease liabilities	54,571	50,451
Taxes withheld and accrued	60,212	48,031
Accrued employee compensation	51,670	64,792
Accrued employee benefits	25,002	23,724
Deferred revenues	93,615	93,157
Dividend payable	29,960	23,970
Other current liabilities	17,299	25,837
Total current liabilities	502,324	465,262
Long-term debt	423,249	327,253
Long-term operating lease liabilities	722,159	748,305
Other long-term obligations	55,507	88,615
Deferred income taxes	80,193	98,626
Commitments and Contingencies (Notes 9 and 15)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 2022 – 22,281,443 shares issued and outstanding; 2021 –23,497,166 shares issued and outstanding	223	235
Retained earnings	511,256	663,398
Total shareholders’ equity	511,479	663,633
Total	$2,294,911	$2,391,694

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
	(In thousands except share data) Fiscal years ended
	July 29, 2022	July 30, 2021	July 31, 2020

Total revenue	$3,267,786	$2,821,444	$2,522,792
Cost of goods sold (exclusive of depreciation and rent)	1,049,884	865,261	779,937
Labor and other related expenses	1,149,077	983,120	924,994
Other store operating expenses	758,389	676,301	614,733
General and administrative expenses	157,433	147,825	146,975
Gain on sale and leaseback transactions	—	(217,722)	(69,954)
Impairment	—	—	22,496
Operating income	153,003	366,659	103,611
Interest expense	9,620	56,108	22,327
Income before income taxes	143,383	310,551	81,284
Provision for income taxes (income tax benefit)	11,503	56,038	(28,683)
Loss from unconsolidated subsidiary	—	—	(142,442)
Net income (loss)	$131,880	$254,513	$(32,475)

Net income (loss) per share – basic	$5.69	$10.74	$(1.36)
Net income (loss) per share – diluted	$5.67	$10.71	$(1.36)

Basic weighted average shares outstanding	23,164,180	23,692,063	23,865,367
Diluted weighted average shares outstanding	23,246,010	23,767,390	23,865,367

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	(In thousands) Fiscal years ended
	July 29, 2022	July 30, 2021	July 31, 2020

Net income (loss)	$131,880	$254,513	$(32,475)

Other comprehensive income (loss) before income tax expense (benefit):
Change in fair value of interest rate swaps	—	27,110	(17,740)
Income tax expense (benefit)	—	6,764	(4,307)
Other comprehensive income (loss), net of tax	—	20,346	(13,433)
Comprehensive income (loss)	$131,880	$274,859	$(45,908)

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at August 2, 2019	24,049,240	241	49,732	(6,913)	561,650	604,710
Comprehensive Income:
Net loss	—	—	—	—	(32,475)	(32,475)
Other comprehensive loss, net of tax	—	—	—	(13,433)	—	(13,433)
Total comprehensive loss	—	—	—	(13,433)	(32,475)	(45,908)
Cash dividends declared - $3.90 per share	—	—	—	—	(93,757)	(93,757)
Share-based compensation	—	—	6,386	—	—	6,386
Issuance of share-based compensation awards, net of shares withheld for employee taxes	27,130	—	(2,160)	—	—	(2,160)
Purchases and retirement of common stock	(378,974)	(4)	(53,958)	—	(1,045)	(55,007)
Cumulative-effect of change in accounting principle	—	—	—	—	4,125	4,125
Balances at July 31, 2020	23,697,396	$237	$—	$(20,346)	$438,498	$418,389
Net income	—	—	—	—	254,513	254,513
Other comprehensive income, net of tax	—	—	—	20,346	—	20,346
Total comprehensive income	—	—	—	20,346	254,513	274,859
Cash dividends declared - $1.00 per share	—	—	—	—	(23,766)	(23,766)
Share-based compensation	—	—	8,729	—	—	8,729
Issuance of share-based compensation awards, net of shares withheld for employee taxes	32,313	—	(2,282)	—	—	(2,282)
Purchases and retirement of common stock	(232,543)	(2)	(29,151)	—	(5,847)	(35,000)
Equity component value of convertible note issuance, net of tax	—	—	53,004	—	—	53,004
Sale of common stock warrant	—	—	31,710	—	—	31,710
Purchase of convertible note hedge	—	—	(62,010)	—	—	(62,010)
Balances at July 30, 2021	23,497,166	$235	$—	$—	$663,398	$663,633
Net income	—	—	—	—	131,880	131,880
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	131,880	131,880
Cash dividends declared - $5.20 per share	—	—	—	—	(121,135)	(121,135)
Share-based compensation	—	—	8,198	—	—	8,198
Issuance of share-based compensation awards, net of shares withheld for employee taxes	32,461	—	(2,599)	—	—	(2,599)
Purchases and retirement of common stock	(1,248,184)	(12)	(5,599)	—	(125,931)	(131,542)
Cumulative-effect of change in accounting principle, net of taxes (Note 2)	—	—	—	—	(36,956)	(36,956)
Balances at July 29, 2022	22,281,443	$223	$—	$—	$511,256	$511,479

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands) Fiscal years ended
	July 29, 2022	July 30, 2021	July 31, 2020
Cash flows from operating activities:
Net income (loss)	$131,880	$254,513	$(32,475)
Net loss from unconsolidated subsidiary	—	—	142,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,568	108,604	118,178
Amortization of debt discount and issuance costs	1,755	864	—
Loss on disposition of property and equipment	5,637	4,064	6,469
Gain on sale and leaseback transactions	—	(217,722)	(69,954)
Impairment	—	—	23,160
Share-based compensation	8,198	8,729	6,386
Noncash lease expense	58,498	55,817	63,442
Amortization of asset recognized from gain on sale and leaseback transactions	12,735	12,735	—
Changes in assets and liabilities:
Accounts receivable	(2,039)	(7,016)	3,124
Income taxes receivable	18,672	7,729	(19,403)
Inventories	(74,929)	771	16,094
Prepaid expenses and other current assets	(2,771)	(3,538)	401
Other assets	8,459	(3,997)	(5,638)
Accounts payable	34,695	31,672	(30,593)
Current operating lease liabilities	4,120	8,150	(11,269)
Taxes withheld and accrued	12,181	16,854	(7,019)
Accrued employee compensation	(13,129)	8,472	(11,573)
Accrued employee benefits	1,278	(653)	(550)
Deferred revenues	458	(1,605)	13,028
Other current liabilities	(6,591)	2,791	6,868
Long-term operating lease liabilities	(59,227)	(59,388)	(48,854)
Other long-term obligations	(32,048)	6,919	10,673
Deferred income taxes	(6,147)	67,138	(11,935)
Net cash provided by operating activities	205,253	301,903	161,002
Cash flows from investing activities:
Purchase of property and equipment	(98,341)	(71,409)	(297,328)
Proceeds from insurance recoveries of property and equipment	1,237	1,279	1,320
Proceeds from sale of property and equipment	105	149,960	207,253
Notes receivable from unconsolidated subsidiary	—	—	(35,500)
Acquisition of business, net of cash acquired	(1,500)	(1,500)	(32,971)
Net cash provided by (used in) investing activities	(98,499)	78,330	(157,226)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	230,000	60,000	801,395
Proceeds from issuance of convertible senior notes	—	291,605	—
Taxes withheld from issuance of share-based compensation awards	(2,599)	(2,282)	(2,160)
Principal payments under long-term debt	(185,124)	(924,572)	(252,000)
Proceeds from issuance of warrants	—	31,710	—
Purchase of convertible note hedge	—	(62,010)	—
Purchases and retirement of common stock	(131,542)	(35,000)	(55,007)
Deferred financing costs	(2,148)	(420)	(1,348)
Dividends on common stock	(114,829)	(31,667)	(94,544)
Net cash provided by (used in) financing activities	(206,242)	(672,636)	396,336
Net increase (decrease) in cash and cash equivalents	(99,488)	(292,403)	400,112
Cash and cash equivalents, beginning of year	144,593	436,996	36,884
Cash and cash equivalents, end of year	$45,105	$144,593	$436,996

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$7,698	$40,802	$20,268
Income taxes	25,948	2,907	5,666

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$7,421	$5,806	$1,691
Change in fair value of interest rate swaps	—	27,110	(17,740)
Change in deferred tax asset for interest rate swaps	—	(6,764)	4,307
Dividends declared but not yet paid	30,456	24,157	32,063

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

COVID-19 Impact and Company Response

During 2022, the Company continued to recover from the COVID-19 pandemic, and all dining rooms were open to some extent during 2022.  While all of the Company’s dining rooms are currently operating without COVID-19-related restrictions, it is possible that renewed outbreaks or increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in COVID-19-related restrictions including capacity restrictions or otherwise limit our dine-in services, or negatively affect consumer demand.

In response to the COVID-19 pandemic, the Company instituted operational protocols to comply with applicable regulatory requirements to protect the health and safety of employees and guests, and the Company implemented and continually adapted a number of strategies to support the recovery of our business and navigate through the uncertain environment.  The Company continues to focus on growing its off-premise business and investing in its digital infrastructure to improve the guest experience in the face of these ongoing challenges.

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

Investment in unconsolidated subsidiary – Effective July 18, 2019, the Company purchased approximately 58.6% of the economic ownership interest, and approximately 49.7% of the voting interest, in PBS HoldCo, LLC (“PBS HC”).  PBS HC and its subsidiaries developed, owned, and operated food, beverage and entertainment establishments under the name of Punch Bowl Social (“PBS”).  Since the Company had the ability to exercise significant influence, but not control, over PBS HC, the Company accounted for its investment in PBS HC under the equity method. Accordingly, the Company recognized its proportionate share of the reported losses of PBS HC adjusted for basis differences on its consolidated statement of income (loss) and as an adjustment to the Company’s investment in unconsolidated subsidiary on the consolidated balance sheet.

During the course of the COVID-19 pandemic, PBS Holdco’s wholly-owned subsidiary and principal operating company, PBS BrandCo, LLC (“Brandco”) suffered unsustainable disruption to its business across the chain and suspended all operations.  As a result, the Company recorded a loss of $132,878, which represented the Company’s equity investment in PBS HC and the principal and accumulated interest under the outstanding unsecured indebtedness of PBS HC held by the Company.  This loss is recorded in the net loss in unconsolidated subsidiary line on the Company’s Consolidated Statement of Income (Loss) in 2020.

Cash and cash equivalents – The Company’s policy is to consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable – Accounts receivable represent their estimated net realizable value.  Accounts receivable are written off when they are deemed uncollectible.

Inventories – Cost of restaurant inventory is determined by the first-in, first-out (“FIFO”) method.  Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which are valued using moving average cost.  Approximately 60% to 70% of retail inventories are valued using RIM.  Retail inventories valued using RIM are stated at the lower of cost or market.  Cost of restaurant inventory and retail inventory valued using moving average cost are stated at the lower of cost and net realizable value.  See Note 4 for additional information regarding the components of inventory.

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

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight-line and double-declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2022	2021	2020
Total depreciation expense	$102,297	$107,090	$117,259
Depreciation expense related to store operations*	96,243	100,054	109,362
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

Impairment of long-lived assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset.  If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down, for an asset to be held and used, to the estimated fair value or, for an asset to be disposed of, to the fair value, net of estimated costs of disposal.  Any loss resulting from impairment is recognized by a charge to income. During 2020, certain Cracker Barrel and MSBC locations were determined to be impaired and the Company recorded an impairment charge of $22,496, which is included in the impairment line on the Consolidated Statement of Income (Loss).

Goodwill and other intangible assets – The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired and the liabilities assumed are recognized and measured at their fair values on the date the Company obtains control in the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as estimated amounts.  Adjustments to these estimated amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired and the liabilities assumed has been obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired.  Goodwill and other intangibles will be evaluated for impairment annually on June 1 and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value.  At July 29, 2022 and July 30, 2021, the Company does not have any reporting units that are at risk of failing step one of the impairment test. At both July 29, 2022 and July 30, 2021, goodwill of $4,690 consisted of the Company’s acquisition of its 100% ownership of Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept.

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

Due to the Company’s adoption of new accounting guidance for convertible instruments on July 31, 2021, the Company no longer bifurcates the Notes into a liability and an equity component in the Company’s Condensed Consolidated Balance Sheets (see Accounting for Convertible Instruments under Recent Accounting Pronouncements Adopted section below for additional information regarding the adoption of this new accounting guidance). Upon adoption of this new accounting guidance, the Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs. The equity conversion feature that was recorded to equity, as well as the unamortized debt discount and amortization expense attributable to equity, have been derecognized.

Derivative instruments and hedging activities – The Company is exposed to market risk, such as changes in interest rates and commodity prices.  The Company has interest rate risk relative to its outstanding borrowings under the revolving credit facility (see Note 5).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost-efficient manner, prior to 2022, the Company used derivative instruments, specifically interest rate swaps.  In the fourth quarter of 2021, the Company terminated all of its interest rate swaps and issued the Notes (see discussion above under “Convertible Senior Notes” and Note 5 for further information).

Prior to the termination of the interest rate swaps in the fourth quarter of 2021, all of the Company’s interest rate swaps were accounted for as cash flow hedges.  For derivative instruments that were designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings and was presented in the same statement of income (loss) line item as the earnings effect of the hedged item. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness, if any, will be recognized currently in earnings in the same statement of income (loss) line item as the earnings effect of the hedged item.  The Company did not elect to reclassify income tax effects resulting from the Tax Cuts and Jobs Act to retained earnings; income tax effects are released on an individual basis to income tax expense (benefit).

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

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company’s stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.  Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company’s Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For 2022, 2021 and 2020, gift card breakage was $9,572, $6,349, and $6,288, respectively.  Revenue recognized in the Consolidated Statements of Income (Loss) for 2022, 2021 and 2020, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $42,169, $42,266, and $36,756, respectively.  Deferred revenue related to the Company’s gift cards was $93,569 and $93,098, respectively, at July 29, 2022 and July 30, 2021.

Insurance – The Company self-insures a significant portion of its workers’ compensation and general liability programs.  The Company purchases insurance for individual workers’ compensation claims that exceed $300, $750 or $1,000 depending on the state in which the claim originates.  The Company purchases insurance for individual general liability claims that exceed $500.

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

Leases – In 2020, the Company adopted new accounting guidance for leases which requires the recognition of lease assets and lease liabilities on the balance sheet and certain disclosures (see Note 9).  Under this accounting guidance, leases are classified as either finance or operating leases.  Upon adoption of this accounting guidance, the Company elected to apply the short-term lease exemption to all asset classes which exempts the Company from recognizing lease assets and liabilities for these short-term leases.  Additionally, the Company elected to not separate lease and non-lease components for all classes of leased assets.

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

Advertising expense for each of the three years was as follows:

	2022	2021	2020
Advertising expense	$89,850	$83,630	$79,155

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

Comprehensive income (loss) – Comprehensive income (loss) includes net income (loss) and the effective unrealized portion of the changes in the fair value of the Company’s interest rate swaps. The Company terminated all of its interest rate swaps in 2021.

Net income (loss) per share – Basic consolidated net income per share is computed by dividing consolidated net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method.  The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. Prior to the adoption of new accounting guidance for convertible instruments in 2022, the Company’s convertible senior notes and related warrants were calculated using the treasury stock method.  Beginning in 2022, the convertible senior notes and related warrants are calculated using the net share settlement option under the if-converted method.  Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted earnings per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $178.51 as of July 29, 2022. Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price of $249.91 was greater than the average market price of the Company’s common stock during the period. See Note 14 for additional information regarding net income (loss) per share and Note 5 for additional information regarding the Company’s convertible senior notes.

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

Recent Accounting Pronouncements Adopted

Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued accounting guidance in order to simplify the accounting for income taxes.  This new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  This guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  This accounting guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  The new guidance was applied on a prospective basis, except for the guidance on franchise taxes that are partially based on income which was applied using a modified retrospective approach.  The adoption of this accounting guidance in the first quarter of 2022 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Accounting for Convertible Instruments

In August 2020, the FASB issued accounting guidance to simplify the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This guidance is effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. This guidance should be applied through either a modified retrospective method of transition or a fully retrospective method of transition. The Company elected to early adopt this guidance in the first quarter of 2022 using the modified retrospective method. The impact of this adoption in the first quarter of 2022 resulted in the increase in long-term debt of $49,242, a reduction in deferred income taxes of $12,286 and a decrease in equity of $36,956 on the Consolidated Balance Sheet.  The decrease in equity is comprised of a decrease in Retained Earnings of $36,956, which is due to the depletion of Additional Paid-In Capital as a result of this adoption. There was no impact to earnings per share in the first quarter of 2022 as a result of the adoption.

3. Fair Value Measurements

Fair value for certain of the Company’s assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, a three-level hierarchy for inputs is used. These levels are:

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

●	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2022 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$18,001	$—	$—	$18,001
Total	$18,001	$—	$—	$18,001
Deferred compensation plan assets** measured at net asset value				27,843
Total assets at fair value	aa	aa	aa	$45,844

The Company’s assets and liabilities measured at fair value on a recurring basis at July 30, 2021 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$35,001	$—	$—	$35,001
Total	$35,001	$—	$—	$35,001
Deferred compensation plan assets** measured at net asset value				32,527
Total assets at fair value	aa	aa	aaa	$67,528

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets (see Note 12).

The Company did not have any liabilities measured at fair value on a recurring basis at July 29, 2022 and July 30, 2021.  The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of accounts receivable and accounts payable at July 29, 2022 and July 30, 2021, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at July 29, 2022 and July 30, 2021.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 5). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Notes was $255,894 and $249,233 as of July 29, 2022 and July 30, 2021, respectively.

4. Inventories

Inventories were comprised of the following at:

	July 29, 2022	July 30, 2021
Retail	$170,846	$104,143
Restaurant	25,284	21,583
Supplies	17,119	12,594
Total	$213,249	$138,320

5. Debt

On June 17, 2022, the Company entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”) with substantially the same terms and financial covenants as our previous amended $800,000 revolving credit facility (the “2019 Revolving Credit Facility”), which it replaced.  The 2022 Revolving Credit Facility also contains an option to increase the revolving credit facility by $200,000.

At July 29, 2022 and July 31, 2021, the Company had $130,000 and $85,000, respectively, in outstanding borrowings under the 2022 Revolving Credit Facility and 2019 Revolving Credit Facility.

At July 29, 2022, the Company had $31,896 of standby letters of credit, which reduce the Company’s borrowing availability under the 2022 Revolving Credit Facility (see Note 15).  At July 29, 2022, the Company had $538,104 in borrowing availability under the 2022 Revolving Credit Facility.

In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at Term SOFR or prime plus or a rate of 0.5% in excess of the Federal Funds Rate plus an applicable margin based on certain specified financial ratios. In accordance with the 2019 Revolving Credit Facility, outstanding borrowings bore interest, at the Company’s election, either at LIBOR or prime plus a percentage point spread based on certain specified financial ratios. At July 29, 2022, the weighted average interest rate on $130,000 of the Company’s outstanding borrowings was 3.49%. At July 30, 2021, the weighted average interest rate on $85,000 of the Company’s outstanding borrowings was 3.18%.

The 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio. At July 29, 2022, the Company was in compliance with all debt covenants under the 2022 Revolving Credit Facility.

The 2022 Revolving Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase. Under the 2022 Revolving Credit Facility, provided there is no default existing and the total of the Company’s availability under the 2022 Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock (1) in an unlimited amount if, at the time such dividend or repurchase is made, the Company’s consolidated total senior secured leverage ratio is 2.75 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if the Company’s consolidated total leverage ratio is greater than 2.75 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, Cash Availability is at least $100,000, the Company may declare and pay cash dividends on shares of its common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including for the payment of dividends to holders of the Company’s common stock.  On July 29, 2022, the conversion rate, as adjusted, was 5.6020 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

Due to the Company’s adoption of new accounting guidance for convertible instruments on July 31, 2021, the Company no longer bifurcates the Notes into a liability and an equity component in the Company’s Consolidated Balance Sheets (see Note 2 under Recent Accounting Pronouncements Adopted for additional information regarding the adoption of this new accounting guidance). Upon adoption of this new accounting guidance, the Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs. The equity conversion feature that was recorded to equity, as well as the unamortized debt discount and amortization expense attributable to equity, have been derecognized.  At July 29, 2022, the Notes are included in long-term debt on the Company’s Consolidated Balance Sheet.

The following table includes the outstanding principal amount and carrying value of the Notes as of the period indicated:

	July 29, 2022	July 30, 2021
Liability component
Principal	$300,000	$300,000
Less: Debt discount (1)	—	50,767
Less: Debt issuance costs	6,901	7,254
Net carrying amount	$293,099	$241,979
(1)
Prior to the adoption of the new accounting guidance for convertible instruments, debt discount and issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

The effective rate of the Notes over their expected life is 1.23%. The following is a summary of interest expense for the Notes for the year ended July 29, 2022:

Year Ended July 29, 2022
Coupon interest	$1,896
Amortization of issuance costs	1,755
Total interest expense	$3,651

During any calendar quarter preceding September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following, convert all of a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during 2022 or 2021. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of July 29, 2022, the Company could not be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. By default, the Warrant Transactions are net share settled and the Company has the option to settle in cash or shares. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. On July 29, 2022, the strike price, as adjusted, of the Warrant Transactions was adjusted to $249.91 per share as a result of dividends declared since the Notes were issued.

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

6. Derivative Instruments and Hedging Activities

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

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for 2021 and 2020:

	Amount of Income (Loss) Recognized in AOCL on Derivatives (Effective Portion)
	2021	2020
Cash flow hedges:
Interest rate swaps	$27,110	$(17,740)

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps for the years ended July 30, 2021 and July 31, 2020:

	July 30, 2021	July 31, 2020
Beginning AOCL balance	$(20,346)	$(6,913)

Other comprehensive income (loss) before reclassifications	39,424	(12,559)
Amounts reclassified from AOCL into earnings	(19,078)	(874)
Other comprehensive income (loss), net of tax	20,346	(13,433)
Ending AOCL balance	$—	$(20,346)

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for 2021 and 2020:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		2021	2020
Cash flow hedges:
Interest rate swaps	Interest expense	$25,420	$1,165

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the years ended July 30, 2021 and July 31, 2020:

			Affected Line Item in the Consolidated
Details about AOCL	July 30, 2021	July 31, 2020	Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(25,420)	$(1,165)	Interest expense
Tax benefit	6,342	291	Provision for income taxes
	$(19,078)	$(874)	Net of tax

No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in 2021 and 2020.

7. Share Repurchases

Subject to the limits imposed by the Company’s revolving credit facility, in September 2021, the Company was authorized by its Board of Directors to repurchase shares at the discretion of management up to $100,000.  In the fourth quarter of 2022, the Company was authorized by its Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000; this authorization replaced the previous unused portion of the previous $100,000 authorization.  In 2022, the Company repurchased 1,248,184 shares of its common stock in the open market at an aggregate cost of $131,542.

In 2020, in response to the COVID-19 pandemic, the Company temporarily suspended all share repurchases until the fourth quarter of 2021 when 232,543 shares of the Company’s common stock were repurchased at an aggregate cost of $35,000 in conjunction with the Company’s offering and sale of the Notes (see Note 5 for further information regarding the Notes). In 2020, the Company repurchased 378,974 shares of its common stock in the open market at an aggregate cost of $55,007.

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

Disaggregation of revenue

Total revenue was comprised of the following at:

	2022	2021	2020
Restaurant	$2,565,628	$2,227,246	$2,032,030
Retail	702,158	594,198	490,762
Total revenue	$3,267,786	$2,821,444	$2,522,792

9. Leases

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as it has not yet taken possession. These leases are expected to commence in 2023 with undiscounted future payments of $35,433.

The following table summarizes the components of lease cost for operating leases for the years ended July 29, 2022, July 30, 2021 and July 31, 2020:

	2022	2021	2020
Operating lease cost	$108,903	$106,266	$82,963
Short term lease cost	2,409	2,363	2,896
Variable lease cost	2,673	2,248	1,719
Total lease cost	$113,985	$110,877	$87,578

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the year ended July 29, 2022, July 30, 2021 and July 31, 2020:

	2022	2021	2020
Operating cash flow information:
Gain on sale and leaseback transactions	$—	$217,722	$69,954
Cash paid for amounts included in the measurement of lease liabilities	92,600	89,264	80,265
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	19,143	316,563	267,266
Lease modifications or reassessments increasing or decreasing right-of-use assets	11,978	35,059	29,793
Lease modifications removing right-of-use assets	(670)	(544)	(19,939)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of July 29, 2022, July 30, 2021 and July 31, 2020:

	2022	2021	2020
Weighted-average remaining lease term	17.38 Years	18.17 Years	19.05 Years
Weighted-average discount rate	4.90%	4.84%	4.50%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of July 29, 2022:

Year	Total
2023	$90,446
2024	69,633
2025	65,841
2026	64,635
2027	64,350
Thereafter	832,487
Total future minimum lease payments	1,187,392
Less imputed remaining interest	(410,662)
Total present value of operating lease liabilities	$776,730

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

In 2000, the Company completed a sale and leaseback transaction involving 65 of its owned Cracker Barrel stores.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores included specified renewal options for up to 20 additional years.  On July 29, 2020, the Company entered into an agreement with the original lessor and a third-party financier to obtain ownership of 64 of the 65 Cracker Barrel properties and simultaneously entered into a sale and leaseback transaction with the financier for an aggregate purchase price, net of closing costs, of $198,083. The Company purchased the remaining property for approximately $3,200. In connection with the sale and leaseback transaction, the Company entered into lease agreements for each of the properties for initial terms of 20 years and renewal options up to 50 years. The aggregate initial annual rent payment for the properties is approximately $14,379 and includes 1% annual rent increases over the initial lease terms.  All the properties qualified for sale and leaseback and operating lease accounting classification and the Company recorded a gain on the sale and leaseback transaction of $69,954 which is recorded in the gain on sale and leaseback transactions line in the Consolidated Statements of Income (Loss).  The Company also recorded operating lease right-of-use assets and corresponding operating lease liabilities of $261,698 and $182,649, respectively.

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

The 2020 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,033,441 shares, the number of shares that were available for issuance as of September 24, 2020 (the “Cutoff Date”) pursuant to the Prior Plan, plus the number of shares that became available for issuance pursuant to the terms of the Prior Plan following the Cutoff Date and prior to the effective date.  However, this share reserve is increased by shares awarded under this and the Prior Plan which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation after the effective date of the 2020 Omnibus Plan.  Additionally, this share reserve was decreased by shares granted from the 2020 Omnibus Plan after the effective date. At July 29, 2022, the number of shares authorized for future issuance under the Company’s active plan is 1,052,602.  At July 29, 2022, the number of outstanding awards under the 2020 Omnibus Plan and the Prior Plan was 80,356 and 89,176, respectively.

Types of Share-Based Awards

Nonvested Stock Awards

Nonvested stock awards consist of the Company’s common stock, generally accrue dividend equivalents and vest over one to five years.  The fair value of the Company’s nonvested stock awards which accrue dividends is equal to the market price of the Company’s stock at the date of the grant.  Dividends are forfeited for any nonvested stock awards that do not vest.

The Company’s nonvested stock awards include its long-term performance plans which were established by the Committee for the purpose of rewarding certain officers with shares of the Company’s common stock if the Company achieved certain performance targets. The stock awards under the long-term performance plans are calculated or estimated based on achievement of financial performance measures.

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at July 29, 2022:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2022 LTPP	2022 – 2024	3
2021 LTPP	2021 – 2022	2 or 3

The following table summarizes the shares that have been accrued under the 2022 LTPP and 2021 LTPP at July 29, 2022:

2022 LTPP	8,813
2021 LTPP	30,747

A summary of the Company’s nonvested stock activity as of July 29, 2022, and changes during 2022 are presented in the following table:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 30, 2021	89,323	$135.81
Granted	84,670	133.41
Vested	(42,870)	143.84
Forfeited	(7,181)	138.94
Unvested at July 29, 2022	123,942	$131.21

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2022	2021	2020
Total fair value of nonvested stock	$6,166	$3,200	$3,084

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

Shares accrued for rTSR awards under the 2020 long-term incentive plan at July 29, 2022 were 6,030.

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2022	2021	2020
Total compensation expense	$8,198	$8,729	$6,386

The following table highlights the total unrecognized compensation expense related to the outstanding nonvested stock awards and nonvested stock units and the weighted-average periods over which the expense is expected to be recognized as of July 29, 2022:

Nonvested Stock Awards
Total unrecognized compensation	$6,859
Weighted-average period in years	1.76

During 2022, the Company issued 32,461 shares of its common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net reduction to shareholders’ equity of $2,599.

11. Shareholder Rights Plan

On April 9, 2021, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 9, 2021 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.  The dividend was payable on April 19, 2021 to the shareholders of record on April 19, 2021.  The Rights Agreement replaced the Company’s previous shareholder rights plan adopted in 2018 (the “2018 Plan”), and it became effective immediately following the expiration of the 2018 Plan at the close of business on  April 9, 2021.  The 2018 Plan and the preferred share purchase rights issued thereunder expired by their own terms and shareholders of the Company were not entitled to any payment as a result of the expiration of the 2018 Plan.

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

At July 29, 2022, none of the Rights were exercisable.

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

Expiration

The Rights will expire on April 9, 2024.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock.  In 2022, 2021 and 2020 (prior to the COVID-19 pandemic), the Company matched 50% of employee contributions for each participant in the 401(k) Savings Plan up to a total of 5% of the employee’s compensation and matched 25% of employee contributions in the Non-Qualified Savings Plan up to a total of 6% of the employee’s compensation.  In response to the COVID-19 pandemic, the Company temporarily suspended matches to the 401(k) Savings Plan and the Non-Qualified Savings Plan through the end of 2020 and resumed matches at the beginning of 2021.  Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $27,843 is included in other assets and the related liability to the participants of $27,843 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2022	2021	2020
401(k) Savings Plan	$4,713	$4,071	$3,271
Non-Qualified Savings Plan	285	259	239

13. Income Taxes

The components of the provision for income taxes (income tax benefit) for each of the three years were as follows:

	2022	2021	2020
Current:
Federal	$16,462	$(13,505)	$(15,375)
State	1,188	2,405	(2,115)
Deferred:
Federal	(4,543)	57,580	(13,467)
State	(1,604)	9,558	2,274
Total provision for income taxes (income tax benefit)	$11,503	$56,038	$(28,683)

A reconciliation of the Company’s provision for income taxes (income tax benefit) and income taxes based on the statutory U.S. federal rate of 21.0% in 2022, 2021 and 2020 was as follows:

	2022	2021	2020
Provision computed at federal statutory income tax rate	$30,110	$65,216	$17,070
State and local income taxes, net of federal benefit	1,452	10,589	(263)
Loss on unconsolidated subsidiary	—	—	(29,913)
Federal net operating loss benefit	—	(5,402)	(1,573)
Employer tax credits for FICA taxes paid on employee tip income	(15,395)	(12,323)	(11,489)
Other employer tax credits	(4,929)	(3,234)	(3,606)
Tax audit settlement	(1,939)	—	—
Other-net	2,204	1,192	1,091
Total provision for income taxes (income tax benefit)	$11,503	$56,038	$(28,683)

The decrease in the Company’s provision for income taxes in 2022 as compared to 2021 is primarily due to the decrease in income before income taxes and the benefit of higher income tax credits.  The increase in the Company’s provision for income taxes in 2021 as compared to 2020 is primarily due to the increase in income before income taxes.

Significant components of the Company’s net deferred tax liability consisted of the following at:

	July 29, 2022	July 30, 2021
Deferred tax assets:
Compensation and employee benefits	$7,329	$12,089
Accrued liabilities	15,770	14,145
Operating lease liabilities	193,794	199,029
Insurance reserves	7,115	7,141
Inventory	3,002	2,968
Deferred tax credits and carryforwards	24,896	16,978
Other	13,875	4,507
Deferred tax assets	$265,781	$256,857

Deferred tax liabilities:
Property and equipment	$101,268	$99,075
Inventory	5,517	7,161
Operating lease right-of-use asset	232,914	243,553
Other	6,275	5,694
Deferred tax liabilities	345,974	355,483
Net deferred tax liability	$80,193	$98,626

The Company has a deferred tax asset of $15,248 reflecting federal income tax credit carryforwards that expire in 2043. The Company has state income tax net operating loss carryforwards (“NOL”) of $67,418 and has recorded a deferred tax asset of $3,811 reflecting this benefit.  These state NOLs generally expire in years beginning 2037 and after.

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets.  As of July 29, 2022 and July 30, 2021, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $10,858 and $14,477, respectively.

Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	July 29, 2022	July 30, 2021	July 31, 2020
Balance at beginning of year	$14,477	$17,835	$18,006
Tax positions related to the current year: Additions	1,152	1,596	1,407
Reductions	—	—	—
Tax positions related to the prior year: Additions	17	—	202
Reductions	(1,241)	(1,045)	(256)
Settlements	(1,942)	(1,786)	(138)
Expiration of statute of limitations	(1,605)	(2,123)	(1,386)
Balance at end of year	$10,858	$14,477	$17,835

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate.  The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2022	2021	2020
Uncertain tax positions	$8,578	$11,437	$14,090

The Company had $7,133, $7,755, and $7,210 in interest and penalties accrued as of July 29, 2022, July 30, 2021, and July 31, 2020, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $(622), $545 and $913 in its provision for income taxes on July 29, 2022, July 30, 2021 and July 31, 2020, respectively.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at July 29, 2022 by approximately $4,000 to $6,000 within the next twelve months.  At July 29, 2022, the Company was subject to income tax examinations for its U.S. federal income taxes after 2018 and for state and local income taxes generally after 2018.

14. Net Income (Loss) Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2022	2021	2020
Net income (loss) per share numerator	$131,880	$254,513	$(32,475)

Net income (loss) per share denominator:
Basic weighted average shares outstanding	23,164,180	23,692,063	23,865,367
Add potential dilution:
Nonvested stock awards and units	81,830	75,327	—
Diluted weighted average shares outstanding	23,246,010	23,767,390	23,865,367

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of July 29, 2022, the Company had $31,896 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 and August 4, 2021 sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 5).

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

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of July 29, 2022, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to material weaknesses) during the quarter ended July 29, 2022 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion based on this evaluation.  We have concluded that our internal control over financial reporting was effective as of July 29, 2022, based on these criteria.

In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

/s/Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

/s/Craig A. Pommells
Craig A. Pommells
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of July 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 29, 2022, of the Company and our report dated September 27, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 27, 2022

ITEM 9B.	OTHER INFORMATION

None

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2022 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Certain Relationships and Related Transactions—Code of Ethics” and, if applicable, “Delinquent Section 16(a) Reports.” The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Information About our Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2022 Proxy Statement: “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in the section of the 2022 Proxy Statement entitled “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2022 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2022 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2022 Proxy Statement.  No other portion of the section of the 2022 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.  Deloitte & Touche LLP (PCAOB ID No. 34) is our principal accountant.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)          List of documents filed as part of this report:

1.	All financial statements – see Item 8.

2.	All schedules have been omitted since they are either not required or not applicable, or the required information is included.

3.	The exhibits listed in the accompanying Index to Exhibits immediately prior to the signature page to this Annual Report on Form 10-K.
INDEX TO EXHIBITS

Exhibit

3(I), 4(a)	Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (1)

3(II), 4(b)	Second Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (2)

4(c)	Rights Agreement, dated as of April 9, 2021, between Cracker Barrel Old Country Store, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (3)

4(d), 10(a)	Indenture, as of June 18, 2021, between Cracker Barrel Old Country Store, Inc., as issuer, and U.S. Bank National Association, as trustee (4)

4(e)	Form of 0.625% Convertible Senior Note due 2026 (5)

4(f)	Description of Capital Stock (6)

10(b)
Amended and Restated Credit Agreement, dated as of June 17, 2022, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (7)

10(c)	Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (8)

10(d)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (9)

10(e)	Cracker Barrel Old Country Store, Inc. 2020 Omnibus Stock and Incentive Plan† (10)

10(f)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (11)

10(g)	Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (12)

10(h)	Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (13)

10(i)	Amendment to Deferred Compensation Plan†(14)

10(j)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (15)

10(k)	Form of Severance Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (16)

10(l)	Form of Change of Control Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (17)

10(m)	Agreement for Purchase and Sale of Real Property, dated May 28, 2020 (18)

10(n)	First Amendment for Purchase and Sale of Real Property, dated July 29, 2020 (19)

10(o)	Amended and Restated Master Lease Agreement, dated as of August 4, 2020* (20)

10(p)	Master Lease Agreement, dated as of November 11, 2020* (21)

10(q)	First Amendment to Amended and Restated Master Lease Agreement, dated as of November 11, 2020* (22)

10(r)	Form of Convertible Note Hedge Transactions Confirmation (23)

10(s)	Form of Warrant Transactions Confirmation (24)

10(t)	Employment Agreement with Sandra B. Cochran, dated as of July 27, 2018† (25)

10(u)	Amendment No. 1 to Employment Agreement, dated as of February 24, 2022, by and between Sandra B. Cochran and the Company† (26)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 000-25225).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on June 7, 2022.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 9, 2021.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

(5)	Incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

(6)	Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 30, 2021.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 17, 2022.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2009 (Commission File No. 000-25225).

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on November 23, 2020 (Commission File No. 001-25225).

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(12)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(13)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(14)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013 (Commission File No. 000-25225).

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018.

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020.

(19)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K filed under the Exchange Act on August 5, 2020.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on December 3, 2020.

(22)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on December 3, 2020.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 30, 2018.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on February 24, 2022.

†Denotes management contract or compensatory plan, contract or arrangement.
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of September, 2022.

CRACKER BARREL OLD COUNTRY STORE, INC.
By:
/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 27th day of September, 2022.

Name	Title

/s/Sandra B. Cochran
Sandra B. Cochran	President, Chief Executive Officer and Director

/s/Craig A. Pommells
Craig A. Pommells	Senior Vice President and Chief Financial Officer

/s/Kara S. Jacobs
Kara S. Jacobs	Vice President, Corporate Controller and Principal Accounting Officer

/s/Thomas H. Barr
Thomas H. Barr	Director

/s/Carl T. Berquist
Carl T. Berquist	Director

/s/Meg G. Crofton
Meg G. Crofton	Director

/s/Gilbert R. Dávila
Gilbert R. Dávila	Director

/s/William W. McCarten
William W. McCarten	Director and Chairman of the Board

/s/Coleman H. Peterson
Coleman H. Peterson	Director

/s/Gisel Ruiz
Gisel Ruiz	Director

/s/Darryl Wade
Darryl Wade	Director

/s/Andrea M. Weiss
Andrea M. Weiss	Director