Form 10-Q
period 2023-01-27
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2023-02-28
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 27, 2023

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

22,150,800 Shares of Common Stock
Outstanding as of February 20, 2023

CRACKER BARREL OLD COUNTRY STORE, INC.

Index

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	January 27, 2023	July 29, 2022*
Current Assets:
Cash and cash equivalents	$49,404	$45,105
Accounts receivable	36,513	32,246
Inventories	187,251	213,249
Prepaid expenses and other current assets	35,515	26,676
Total current assets	308,683	317,276
Property and equipment	2,346,391	2,309,578
Less: Accumulated depreciation and amortization	1,380,826	1,339,969
Property and equipment – net	965,565	969,609
Operating lease right-of-use assets, net	910,182	933,524
Goodwill	4,690	4,690
Intangible assets	21,173	21,210
Other assets	46,414	48,602
Total assets	$2,256,707	$2,294,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135,473	$169,871
Taxes withheld and accrued	31,156	60,212
Other current liabilities	304,162	272,241
Total current liabilities	470,791	502,324

Long-term debt	454,111	423,249
Long-term operating lease liabilities	712,056	722,159
Other long-term obligations	133,256	135,700

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,150,800 shares issued and outstanding at January 27, 2023, and 22,281,443 shares issued and outstanding at July 29, 2022	221	223
Retained earnings	486,272	511,256
Total shareholders’ equity	486,493	511,479
Total liabilities and shareholders’ equity	$2,256,707	$2,294,911

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 29, 2022, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2022.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022

Total revenue	$933,868	$862,260	$1,773,387	$1,647,190
Cost of goods sold (exclusive of depreciation and rent)	326,555	283,641	608,095	526,412
Labor and other related expenses	313,967	296,326	605,675	570,983
Other store operating expenses	208,857	192,166	405,561	375,845
General and administrative expenses	45,518	43,463	91,466	84,373
Operating income	38,971	46,664	62,590	89,577
Interest expense, net	4,408	2,200	7,940	4,829
Income before income taxes	34,563	44,464	54,650	84,748
Provision for income taxes	4,072	6,840	7,030	13,748
Net income	$30,491	$37,624	$47,620	$71,000

Net income per share:
Basic	$1.38	$1.61	$2.15	$3.03
Diluted	$1.37	$1.60	$2.14	$3.02

Weighted average shares:
Basic	22,173,280	23,393,398	22,183,527	23,450,379
Diluted	22,251,835	23,462,571	22,272,244	23,528,227

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 29, 2022	22,281,443	$223	$—	$511,256	$511,479
Comprehensive Income:
Net income	—	—	—	17,129	17,129
Total comprehensive income	—	—	—	17,129	17,129
Cash dividends declared - $1.30 per share	—	—	—	(28,689)	(28,689)
Share-based compensation	—	—	2,422	—	2,422
Issuance of share-based compensation awards, net of shares withheld for employee taxes	34,982	—	(2,380)	—	(2,380)
Purchases and retirement of common stock	(120,958)	(1)	(42)	(12,405)	(12,448)
Balances at October 28, 2022	22,195,467	$222	$—	$487,291	$487,513
Comprehensive Income:
Net income	—	—	—	30,491	30,491
Total comprehensive income	—	—	—	30,491	30,491
Cash dividends declared - $1.30 per share	—	—	—	(29,179)	(29,179)
Share-based compensation	—	—	2,689	—	2,689
Issuance of share-based compensation awards, net of shares withheld for employee taxes	6,167	—	(20)	—	(20)
Purchases and retirement of common stock	(50,834)	(1)	(2,669)	(2,331)	(5,001)
Balances at January 27, 2023	22,150,800	$221	$—	$486,272	$486,493

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 30, 2021	23,497,166	$235	$—	$663,398	$663,633
Comprehensive Income:
Net income	—	—	—	33,376	33,376
Total comprehensive income	—	—	—	33,376	33,376
Cash dividends declared - $1.30 per share	—	—	—	(30,838)	(30,838)
Share-based compensation	—	—	2,309	—	2,309
Cumulative-effect of change in accounting principle, net of taxes (see Note 1)	—	—	—	(36,956)	(36,956)
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,691	—	(2,309)	—	(2,309)
Balances at October 29, 2021	23,519,857	$235	$—	$628,980	$629,215
Comprehensive Income:
Net income	—	—	—	37,624	37,624
Total comprehensive income	—	—	—	37,624	37,624
Cash dividends declared - $1.30 per share	—	—	—	(30,471)	(30,471)
Share-based compensation	—	—	2,203	—	2,203
Issuance of share-based compensation awards, net of shares withheld for employee taxes	8,339	—	(237)	—	(237)
Purchases and retirement of common stock	(279,664)	(3)	(1,966)	(32,261)	(34,230)
Balances at January 28, 2022	23,248,532	$232	$—	$603,872	$604,104

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 27, 2023	January 28, 2022
Cash flows from operating activities:
Net income	$47,620	$71,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,361	51,362
Amortization of debt issuance costs	862	911
Loss on disposition of property and equipment	2,225	2,737
Share-based compensation	5,111	4,512
Noncash lease expense	29,845	28,908
Amortization of asset recognized from gain on sale and leaseback transactions	6,368	6,368
Changes in assets and liabilities:
Inventories	25,998	(15,563)
Other current assets	(12,567)	(1,375)
Accounts payable	(34,398)	(11,237)
Taxes withheld and accrued	(29,056)	988
Deferred revenues	20,953	26,872
Other current liabilities	11,610	(7,795)
Long-term operating lease liabilities	(23,515)	(28,856)
Other long-term assets and liabilities	(595)	(21,039)
Net cash provided by operating activities	100,822	107,793

Cash flows from investing activities:
Purchase of property and equipment	(48,878)	(30,438)
Proceeds from insurance recoveries of property and equipment	509	675
Proceeds from sale of property and equipment	226	33
Acquisition of business, net of cash acquired	—	(1,500)
Net cash used in investing activities	(48,143)	(31,230)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	90,000	—
Taxes withheld from issuance of share-based compensation awards	(2,400)	(2,546)
Principal payments under long-term debt	(60,049)	(50,049)
Purchases and retirement of common stock	(17,449)	(34,230)
Dividends on common stock	(58,482)	(54,622)
Net cash used in financing activities	(48,380)	(141,447)

Net increase (decrease) in cash and cash equivalents	4,299	(64,884)
Cash and cash equivalents, beginning of period	45,105	144,593
Cash and cash equivalents, end of period	$49,404	$79,709

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,415	$4,704
Income taxes	$3,855	$4,156

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$3,257	$2,352
Dividends declared but not yet paid	$29,842	$30,837

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

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at January 27, 2023 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$26,501	$—	$—	$26,501
Deferred compensation plan assets**				25,201
Total assets at fair value				$51,702

The Company’s assets measured at fair value on a recurring basis at July 29, 2022 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$18,001	$—	$—	$18,001
Deferred compensation plan assets**				27,843
Total assets at fair value				$45,844

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

Index
The Company did not have any liabilities measured at fair value on a recurring basis at January 27, 2023 and July 29, 2022. The Company’s money market fund investments are measured at fair value using quoted market prices.  The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 27, 2023 and July 29, 2022.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the Notes was $269,625 and $255,894, respectively, as of January 27, 2023 and July 29, 2022.

3.	Inventories

Inventories were comprised of the following at:

	January 27, 2023	July 29, 2022
Retail	$143,052	$170,846
Restaurant	26,369	25,284
Supplies	17,830	17,119
Total	$187,251	$213,249

4.	Debt

On June 17, 2022, the Company entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”) with substantially the same terms and financial covenants as our previous amended $800,000 revolving credit facility, which it replaced. The 2022 Revolving Credit Facility also contains an option to increase the revolving credit facility by $200,000.  The Company’s outstanding borrowings under the 2022 Revolving Credit Facility were $160,000 and $130,000 on January 27, 2023 and July 29, 2022, respectively.

At January 27, 2023, the Company had $31,896 of standby letters of credit, which reduce the Company’s borrowing availability under the 2022 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit).  At January 27, 2023, the Company had $508,104 in borrowing availability under the 2022 Revolving Credit Facility.

In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at Term Secured Overnight Financing Rate (SOFR) or prime plus or a rate of 0.5% in excess of the Federal Funds Rate plus an applicable margin based on certain specified financial ratios. At January 27, 2023, the weighted average interest rate on the Company’s outstanding borrowings was 5.96%.

The 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio.  At January 27, 2023, the Company was in compliance with all financial covenants under the 2022 Revolving Credit Facility.

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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of January 27, 2023, the conversion rate, as adjusted, was 5.7469 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the Notes offering were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

The Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs.

The following table includes the outstanding principal amount and carrying value of the Notes as of the periods indicated:

	January 27, 2023	July 29, 2022
Liability component Principal	$300,000	$300,000
Less: Debt issuance costs (1)	6,039	6,901
Net carrying amount	$293,961	$293,099
(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

The effective rate of the Notes over their expected life is 1.23%. The following is a summary of interest expense for the Notes for specified periods:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Coupon interest	$474	$474	$948	$948
Amortization of issuance costs	431	432	862	911
Total interest expense	$905	$906	$1,810	$1,859

Index
 During any calendar quarter commencing after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the quarter immediately following, convert all or a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during 2023, 2022 or 2021. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of January 27, 2023, the Company could not be required to settle the Notes and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlay the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of January 27, 2023, the strike price, as adjusted, of the Warrant Transactions was $243.61 per share as a result of dividends declared since the Notes were issued.

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

Historically, the revenue and net income of the Company have been lower in the first and third quarters and higher in the second and fourth quarters.  Management attributes these variations to the holiday shopping season and the summer vacation and travel season.  The Company’s retail sales, which are made substantially to the Company’s restaurant customers, historically have been highest in the Company’s second quarter, which includes the holiday shopping season.  Historically, interstate tourist traffic and the propensity to dine out have been higher during the summer months, thereby contributing to higher profits in the Company’s fourth quarter.  The Company generally opens additional new locations throughout the year.  Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year. Currently, the Company is not able to predict the impact that future variants of COVID-19 may have on these historical consumer demand patterns or, as a result, on the seasonality of its business generally.

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Revenue:
Restaurant	$718,002	$656,080	$1,380,236	$1,271,494
Retail	215,866	206,180	393,151	375,696
Total revenue	$933,868	$862,260	$1,773,387	$1,647,190

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and six months ended January 27, 2023, gift card breakage was $2,183 and $3,488, respectively.  For the quarter and six months ended January 28, 2022, gift card breakage was $2,164 and $3,269, respectively.

Deferred revenue related to the Company’s gift cards was $114,478 and $93,569, respectively, at January 27, 2023 and July 29, 2022.  Revenue recognized in the Condensed Consolidated Statements of Income for the six months ended January 27, 2023 and January 28, 2022, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $27,507 and $28,809.

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2023 and 2024 with undiscounted future payments of $3,232 and $35,255, respectively.

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

The following table summarizes the components of lease cost for operating leases for the quarters and six months ended January 27, 2023 and January 28, 2022:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Operating lease cost	$27,363	$27,150	$54,889	$54,142
Short term lease cost	2,270	2,058	2,497	2,225
Variable lease cost	844	642	1,954	1,230
Total lease cost	$30,477	$29,850	$59,340	$57,597

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the quarters and six months ended January 27, 2023 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$23,761	$23,068	$47,507	$45,861
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	5,474	4,969	9,465	11,657
Lease modifications or reassessments increasing or decreasing right-of-use assets	4,214	3,039	3,698	6,416
Lease modifications removing right-of-use assets	(214)	(174)	(291)	(336)

Index
The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of January 27, 2023 and January 28, 2022:

	January 27, 2023	January 28, 2022
Weighted-average remaining lease term	17.22 Years	17.80 Years
Weighted-average discount rate	5.04%	4.87%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of January 27, 2023:

Year	Total
Remainder of 2023	$46,722
2024	74,439
2025	68,302
2026	65,989
2027	65,070
Thereafter	848,992
Total future minimum lease payments	1,169,514
Less imputed remaining interest	(408,207)
Total present value of operating lease liabilities	$761,307

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

9.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The Company’s convertible senior notes and related warrants are calculated using the net share settlement option under the if converted method. Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted earnings per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $176.18 as of January 27, 2023. Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price of $243.61 was greater than the average market price of the Company’s common stock during the period. See Note 4 for additional information regarding the Company’s convertible senior notes.

Index
The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Net income per share numerator	$30,491	$37,624	$47,620	$71,000

Net income per share denominator:
Weighted average shares	22,173,280	23,393,398	22,183,527	23,450,379
Add potential dilution:
Nonvested stock awards and units	78,555	69,173	88,717	77,848
Diluted weighted average shares	22,251,835	23,462,571	22,272,244	23,528,227

10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of January 27, 2023, the Company had $31,896 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 and August 4, 2020 sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2022 Revolving Credit Facility (see Note 4).

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of January 27, 2023.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc. and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  At January 27, 2023, we operated 665 Cracker Barrel stores in 45 states and 56 Maple Street Biscuit Company (“MSBC”) locations in ten states.

 All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2022 (the “2022 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with general or regional economic weakness, business and societal conditions, and the weather impact on sales and customer travel; discretionary income or personal expenditure activity of our customers; information technology-related incidents, including data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our ability to identify, acquire and sell successful new lines of retail merchandise and new menu items at our restaurants; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance; the COVID-19 pandemic, including the duration of the COVID-19 pandemic and its ultimate impact on our business, levels of consumer confidence in the safety of dine-in restaurants, restrictions (including occupancy restrictions) imposed by governmental authorities, disruptions to our operations as a result of the spread of COVID-19 in our workforce; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, insurance or other undeterminable areas; the effects of plans intended to promote or protect our brands and products; commodity price increases; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; workers’ compensation, group health and utility price changes; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease as well as the possible effects of such events on the price or availability of ingredients used in our restaurants; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance all or portions of our indebtedness; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; our ability to retain key personnel; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity or our ability to manage the impact of social media associated with these activities; economic or psychological effects of natural disasters or other unforeseen events such as terrorist acts, social unrest or war and the military or government responses to such events; disruptions to our restaurant or retail supply chain, including as a result of COVID-19; changes in foreign exchange rates affecting our future retail inventory purchases; the impact of activist shareholders; our reliance on limited distribution facilities and certain significant vendors;  implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”) and those factors contained in Part I, Item 1A of the 2022 Form 10-K, as well as the factors described under “Critical Accounting Estimates” on pages 24-26 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Overview

Management believes that Cracker Barrel’s brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage and build on that strength as a core competitive component of our business strategy.  Our long-term strategy remains centered on driving sustainable sales growth, continued business model improvements, building profitable Cracker Barrel and MSBC stores, and driving shareholder returns.  During the second quarter of 2023, we made progress in key areas of the business, including maintaining a strong value proposition, growing our off-premise business, delivering continued strong retail sales, marketing, and culinary innovation to grow average check through introduction of add-on menu items such as sides and beverages and other menu enhancements, thoughtful expansion of MSBC, and store-level operational excellence.  We believe there is significant uncertainty in macroeconomic factors that may affect our business in the remainder of 2023, but we remain focused on delivering long-term growth and returns for shareholders.

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

Index
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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended and first six months ended January 27, 2023 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	35.0	32.9	34.3	32.0
Labor and other related expenses	33.6	34.4	34.1	34.7
Other store operating expenses	22.4	22.3	22.9	22.8
General and administrative expenses	4.8	5.0	5.2	5.1
Operating income	4.2	5.4	3.5	5.4
Interest expense, net	0.5	0.2	0.4	0.3
Income before income taxes	3.7	5.2	3.1	5.1
Provision for income taxes	0.4	0.8	0.4	0.8
Net income	3.3%	4.4%	2.7%	4.3%

The following table sets forth the change in the number of Company-owned units in operation during the quarters and first six months ended January 27, 2023 and January 28, 2022 as well as the number of Company-owned units at the end of the quarters and first six months ended January 27, 2023 and January 28, 2022:

	Quarter Ended		Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2023	2022	2023	2022
Net change in units:
Company-owned – Cracker Barrel	1	—	1	—
Company-owned – MSBC	2	1	5	1

Units in operation at end of the period:
Company-owned – Cracker Barrel	665	664	665	664
Company-owned – MSBC	56	38	56	38
Total Company-owned units at end of the period	721	702	721	702
Franchise – MSBC	—	7	—	7

          MSBC previously had seven franchised units, all of which were purchased from the franchisees by the Company in the fourth quarter of 2022.

Index
Total Revenue

Total revenue for the second quarter and first six months of 2023 increased 8.3% and 7.7%, respectively, as compared to the same periods in the prior year.  The following table highlights the key components of revenue for the quarter and six months ended January 27, 2023 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Revenue in dollars:
Restaurant	$718,002	$656,080	$1,380,236	$1,271,494
Retail	215,866	206,180	393,151	375,696
Total revenue	$933,868	$862,260	$1,773,387	$1,647,190
Total revenue by percentage relationships:
Restaurant	76.9%	76.1%	77.8%	77.2%
Retail	23.1%	23.9%	22.2%	22.8%
Average unit volumes(1):
Restaurant	$1,057.3	$970.7	$2,032.2	$1,880.8
Retail	324.6	310.3	591.5	565.4
Total revenue	$1,381.9	$1,281.0	$2,623.7	$2,446.2
Comparable store sales increase (2):
Restaurant	8.4%	25.9%	7.7%	22.5%
Retail	4.1%	32.5%	4.2%	30.9%
Restaurant and retail	7.4%	27.5%	6.9%	24.3%
Average check increase	10.1%	7.1%	9.5%	7.0%
Comparable restaurant guest traffic increase (decrease)(2):	(1.7%)	18.8%	(1.8%)	15.5%

(1) Average unit volumes include sales of all stores except for MSBC.
(2) Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC.

For the second quarter of 2023, our comparable store restaurant sales increased as a result of a 10.1% average check increase (including an 8.9% average menu price increase) partially offset by a 1.7% guest traffic decrease as compared to the prior year period.  For the first six months of 2023, our comparable store restaurant sales increased as a result of a 9.5% average check increase (including an 8.4% average menu price increase) partially offset by a 1.8% guest traffic decrease as compared to the prior year period.   While all of our dining rooms are currently operating without COVID-19-related restrictions, it is possible that renewed outbreaks or increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in COVID-19-related restrictions including capacity restrictions, otherwise limit our dine-in services, or negatively affect consumer demand.

Our retail sales are made substantially to our restaurant guests.  For the second quarter and the first six months of 2023, our comparable store retail sales increases resulted primarily from the strong performance in the apparel and accessories merchandise categories.

Index
Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the second quarter and first six months of 2023 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Cost of Goods Sold in dollars:
Restaurant	$210,070	$179,667	$402,586	$339,968
Retail	116,485	103,974	205,509	186,444
Total Cost of Goods Sold	$326,555	$283,641	$608,095	$526,412
Cost of Goods Sold by percentage of revenue:
Restaurant	29.3%	27.4%	29.2%	26.7%
Retail	54.0%	50.4%	52.3%	49.6%

The increases in restaurant cost of goods sold as a percentage of restaurant revenue in the second quarter and first six months of 2023 as compared to the same periods in the prior year were primarily the result of commodity inflation, higher freight costs and a shift to higher cost menu items partially offset by the menu price increase referenced above.  Commodity inflation was 12.5% and 14.5%, respectively, for the second quarter and first six months of 2023.  Higher freight costs accounted for an increase of 0.1% as a percentage of restaurant revenue for both the second quarter and first six months of 2023 as compared to the same periods in the prior year.  Higher cost menu items accounted for increases of 0.6% and 0.5%, respectively, as a percentage of restaurant revenue for the first six months of 2023 as compared to the same periods in the prior year.

We continue to partially offset inflationary pressures through menu price increases and operational improvements, and we presently expect the rate of commodity inflation to be approximately 8.5% to 9.0% for the full year 2023, which assumes commodity inflation in the mid-single digits in the third quarter of 2023 and in the low-single digits in the fourth quarter of 2023.

The increase in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2023 as compared to the same period in the prior year resulted from higher markdowns.

The increase in retail cost of goods sold as a percentage of retail revenue in the first six months of 2023 as compared to the same period in the prior year resulted from higher markdowns and the change in the provision for obsolete inventory.
First Six Months Increase as a Percentage of Total Revenue
Markdowns	2.4%
Provision for obsolete inventory	0.3%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the second quarter and first six months of 2023 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Labor and related expenses	33.6%	34.4%	34.1%	34.7%

Index
This percentage change for the second quarter of 2023 as compared to the same period in the prior year resulted from the following:
Second Quarter Decrease as a Percentage of Total Revenue
Employee health care expense	(0.4%)
Store management compensation	(0.3%)
Store hourly labor	(0.1%)

This percentage change for the first six months of 2023 as compared to the same period in the prior year resulted from the following:
First Six Months Decrease as a Percentage of Total Revenue
Employee health care expense	(0.4%)
Store management compensation	(0.2%)

The decreases in employee health care expenses as a percentage of total revenue for the second quarter and first six months of 2023 as compared to the same periods in the prior year resulted primarily from lower enrollment.

The decreases in store management compensation as a percentage of total revenue for the second quarter and first six months of 2023 as compared to the same periods in the prior year were primarily driven by the increases in total revenue in 2023 partially offset by wage inflation.

The decrease in store hourly labor expense as a percentage of total revenue for the second quarter of 2023 as compared to the same period in the prior year resulted primarily from the increase in total revenue partially offset by wage inflation.  In addition to menu price increases, we continue to partially offset inflationary pressures through labor productivity initiatives, and we presently expect the rate of wage inflation to be approximately 6.5% in 2023.

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

The following table highlights other store operating expenses as a percentage of total revenue for the second quarter and first six months of 2022 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Other store operating expenses	22.4%	22.3%	22.9%	22.8%

These percentage changes resulted primarily from the following:

	Second Quarter Increase (Decrease) as a Percentage of Total Revenue	First Six Months Increase (Decrease) as a Percentage of Total Revenue
Maintenance expense	0.3%	0.3%
Utilities expense	0.1%	0.2%
Supplies expense	0.1%	0.1%
Advertising expense	(0.2%)	(0.3%)
Depreciation expense	(0.2%)	(0.3%)

During the second quarter and the first six months of 2023 as compared to the same periods in the prior year, higher costs for maintenance expense, utilities expense and supplies expenses resulted from broad inflationary pressures.

Index
During the second quarter and first six months of 2023 as compared to the same periods in the prior year, certain expenses as a percentage of total revenue materially decreased due to the significant increases in total revenue.  In particular, the decreases in depreciation expense and advertising expense as a percentage of total revenue were primarily driven by the increases in total revenue in 2023.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the second quarter and first six months of 2023 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
General and administrative expenses	4.8%	5.0%	5.2%	5.1%

The decrease in general administrative expenses as a percentage of total revenue in the second quarter of 2023 as compared to the same period in the prior year resulted primarily from the significant increase in total revenue.

The increase in general and administrative expenses as a percentage of total revenue in the first six months of 2023 as compared to the same period in the prior year resulted primarily from proxy contest and settlement expenses in connection with the Company’s calendar year 2022 annual shareholders meeting held on November 17, 2022.

Interest Expense

The following table highlights interest expense, net in dollars for the second quarter and first six months of 2023 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Interest expense, net	$4,408	$2,200	$7,940	$4,829

The increase in interest expense for the second quarter and first six months of 2023 as compared to the same periods in the prior year resulted primarily from higher debt levels under our revolving credit facility and higher average weighted interest rates.

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the second quarter and first six months of 2023 as compared to the same periods in the prior year:

	Quarter Ended		Six Months Ended
	January 27, 2023	January 28, 2022	January 27, 2023	January 28, 2022
Effective tax rate	11.8%	15.4%	12.9%	16.2%

The decreases in the effective tax rate in the second quarter and the first six months of 2023 as compared to the same periods in the prior year are primarily due to an increase in tax credits resulting from lower earnings in the current year periods.

We presently expect our effective tax rate for 2023 to be approximately 10% to 12%.

Index
Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2022 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at July 29, 2022 and borrowings under our revolving credit facility, were sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs, interest payments under our revolving credit facility and other cash payment obligations in the first six months of 2023. We believe that cash on hand at January 27, 2023, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans, share repurchases and working capital needs over the next twelve months.  We believe that cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility will be sufficient to finance our continuing operations, dividend payments, capital expenditures, interest expense on long-term debt obligations, operating lease obligations, continuing expansion plans, share repurchases and working capital needs beyond the next twelve months.  Our ability to draw on our revolving credit facility is subject to the satisfaction of provisions of the credit facility, as amended, and we believe we will be able to refinance our revolving credit facility and other debt instruments prior to their maturity.

Cash Generated From Operations

Our operating activities provided net cash of $100,822 for the first six months of 2023, representing a decrease from the $107,793 net cash provided during the first six months of 2022.  This decrease resulted primarily from the timing of payments for accounts payable and certain taxes partially offset by the change in retail inventory.

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

At January 27, 2023, we had $160,000 of outstanding borrowings under the 2022 Revolving Credit Facility and $31,896 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and our July 29, 2020 and August 4, 2020 sale and leaseback transactions, which reduce our borrowing availability under the 2022 Revolving Credit Facility.  At January 27, 2023, we had $508,104 in borrowing availability under our 2022 Revolving Credit Facility.  During the first six months of 2023, we borrowed $90,000 and repaid $60,000 under the 2022 Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

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

On June 18, 2021, the Company entered into an issuance and sale of $300,000 aggregate principal amount of 0.625% Convertible Senior Notes due 2026.  The Notes are senior, unsecured obligations of the Company and bear cash interest at a rate of 0.625% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, which initiated on December 15, 2021.  The Notes mature on June 15, 2026, unless earlier converted, repurchased or redeemed.

Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $48,369 for the first six months of 2023 as compared to $29,763 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures in the first six months of 2023 from the first six months of 2022 resulted primarily from increased capital expenditures for existing stores and an increase in the number of new store locations as compared to the prior year.  We estimate that our capital expenditures during 2023 will be approximately $110,000 to $120,000.  This estimate includes the acquisition of sites and construction costs of new MSBC locations that have opened or that we expect to open during 2023, as well as for acquisition and construction costs for new Cracker Barrel and MSBC locations that we plan to be opened in 2024.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2022 Revolving Credit Facility, as necessary.

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

During the first six months of 2023, we paid a regular dividend of $2.60 per share and declared a dividend of $1.30 per share that was subsequently paid on January 31, 2023, to shareholders of record on January 12, 2023.

In the fourth quarter of 2022, we were authorized by our Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000.  During the first six months of 2023, we repurchased 171,792 shares of our common stock in the open market at an aggregate cost of $17,449 pursuant to this authorization.

During the first six months of 2023, we issued 41,149 shares of our common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $2,400.

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

We had negative working capital of $162,108 at January 27, 2023 versus negative working capital of $185,048 at July 29, 2022.  The change in working capital from July 29, 2022 to January 27, 2023 primarily resulted from the timing of payments for accounts payable and certain taxes partially offset by the decrease in retail inventory levels.

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2023, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  It is possible that we may recognize impairment as a result of the unknown impacts of the COVID-19 pandemic and our response.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first six months of 2023 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2023 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

Lease Accounting

We have ground leases for our leased stores and office space leases that are recorded as operating leases under various non-cancellable operating leases.  Additionally, we lease our retail distribution center, advertising billboards, vehicle fleets, and certain equipment under various non-cancellable operating leases.

Index
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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At January 27, 2023, our outstanding borrowings totaled $160,000 under our revolving credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  Loans under the 2022 Revolving Credit Facility bear interest, at our election, either at the prime rate or a rate 0.5% in excess of the Federal Funds Rate or a rate 1.0% in excess of one-month Term Secured Overnight Financing Rate (SOFR), in each case plus an applicable margin, or the one-, three-, or six-month per annum Term SOFR plus an applicable margin.  Under the 2019 Revolving Credit Facility, loans bore interest, at our election, either at the prime rate or London Inter-Bank Offer Rate (LIBOR) plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 4 and 8 to our Consolidated Financial Statements).  In the fourth quarter of 2021, we issued and sold the Notes, which bear cash interest at a fixed rate of 0.625% per annum.  The impact of a one-percentage point increase or decrease in the $160,000 of our outstanding borrowings under our revolving credit facility is approximately $1,600 on a pre-tax annualized basis.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 27, 2023, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 27, 2023 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended January 27, 2023 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
10/29/22 – 11/24/22	—	$—	—	Indeterminate (2)
11/25/22 – 12/23/22	50,834	$98.38	50,834	Indeterminate (2)
12/24/22 – 1/27/23	—	$—	—	Indeterminate (2)
Total for the quarter	50,834	$98.38	50,834	Indeterminate (2)

(1)	Average price paid per share is calculated on a settlement basis.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 28, 2023	By:	/s/Craig A. Pommells
Craig A. Pommells, Senior Vice President, Chief Financial Officer and Principal Accounting Officer