Form 10-Q
period 2023-04-28
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2023-06-06
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 28, 2023

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

22,152,432 Shares of Common Stock
Outstanding as of May 30, 2023

CRACKER BARREL OLD COUNTRY STORE, INC.

Index
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	April 28, 2023	July 29, 2022*
Current Assets:
Cash and cash equivalents	$22,452	$45,105
Accounts receivable	32,086	32,246
Inventories	184,813	213,249
Prepaid expenses and other current assets	33,681	26,676
Total current assets	273,032	317,276
Property and equipment	2,359,829	2,309,578
Less: Accumulated depreciation and amortization	1,396,264	1,339,969
Property and equipment – net	963,565	969,609
Operating lease right-of-use assets, net	903,435	933,524
Goodwill	4,690	4,690
Intangible assets	22,090	21,210
Other assets	46,657	48,602
Total assets	$2,213,469	$2,294,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$132,032	$169,871
Taxes withheld and accrued	33,588	60,212
Other current liabilities	283,603	272,241
Total current liabilities	449,223	502,324

Long-term debt	444,545	423,249
Long-term operating lease liabilities	711,199	722,159
Other long-term obligations	134,634	135,700

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,152,432 shares issued and outstanding at April 28, 2023, and 22,281,443 shares issued and outstanding at July 29, 2022	221	223
Additional paid-in capital	2,474	—
Retained earnings	471,173	511,256
Total shareholders’ equity	473,868	511,479
Total liabilities and shareholders’ equity	$2,213,469	$2,294,911

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 29, 2022, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2022.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022

Total revenue	$832,689	$790,196	$2,606,076	$2,437,386
Cost of goods sold (exclusive of depreciation and rent)	262,191	250,048	870,286	776,460
Labor and other related expenses	297,883	283,664	903,558	854,647
Other store operating expenses	196,886	185,870	602,447	561,715
General and administrative expenses	45,049	40,160	136,515	124,533
Impairment and store closing costs	13,890	—	13,890	—
Operating income	16,790	30,454	79,380	120,031
Interest expense, net	4,536	2,171	12,476	7,000
Income before income taxes	12,254	28,283	66,904	113,031
Provision for income taxes (income tax benefit)	(1,714)	767	5,316	14,515
Net income	$13,968	$27,516	$61,588	$98,516

Net income per share:
Basic	$0.63	$1.19	$2.78	$4.22
Diluted	$0.63	$1.19	$2.77	$4.21

Weighted average shares:
Basic	22,152,002	23,089,521	22,173,019	23,330,093
Diluted	22,254,511	23,170,900	22,266,333	23,409,118

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 29, 2022	22,281,443	$223	$—	$511,256	$511,479
Comprehensive Income:
Net income	—	—	—	17,129	17,129
Total comprehensive income	—	—	—	17,129	17,129
Cash dividends declared - $1.30 per share	—	—	—	(28,689)	(28,689)
Share-based compensation	—	—	2,422	—	2,422
Issuance of share-based compensation awards, net of shares withheld for employee taxes	34,982	—	(2,380)	—	(2,380)
Purchases and retirement of common stock	(120,958)	(1)	(42)	(12,405)	(12,448)
Balances at October 28, 2022	22,195,467	$222	$—	$487,291	$487,513
Comprehensive Income:
Net income	—	—	—	30,491	30,491
Total comprehensive income	—	—	—	30,491	30,491
Cash dividends declared - $1.30 per share	—	—	—	(29,179)	(29,179)
Share-based compensation	—	—	2,689	—	2,689
Issuance of share-based compensation awards, net of shares withheld for employee taxes	6,167	—	(20)	—	(20)
Purchases and retirement of common stock	(50,834)	(1)	(2,669)	(2,331)	(5,001)
Balances at January 27, 2023	22,150,800	$221	$—	$486,272	$486,493
Comprehensive Income:
Net income	—	—	—	13,968	13,968
Total comprehensive income	—	—	—	13,968	13,968
Cash dividends declared - $1.30 per share	—	—	—	(29,067)	(29,067)
Share-based compensation	—	—	2,474	—	2,474
Issuance of share-based compensation awards, net of shares withheld for employee taxes	1,632	—	—	—	—
Balances at April 28, 2023	22,152,432	$221	$2,474	$471,173	$473,868

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 30, 2021	23,497,166	$235	$—	$663,398	$663,633
Comprehensive Income:
Net income	—	—	—	33,376	33,376
Total comprehensive income	—	—	—	33,376	33,376
Cash dividends declared - $1.30 per share	—	—	—	(30,838)	(30,838)
Share-based compensation	—	—	2,309	—	2,309
Cumulative-effect of change in accounting principle, net of taxes	—	—	—	(36,956)	(36,956)
Issuance of share-based compensation awards, net of shares withheld for employee taxes	22,691	—	(2,309)	—	(2,309)
Balances at October 29, 2021	23,519,857	$235	$—	$628,980	$629,215
Comprehensive Income:
Net income	—	—	—	37,624	37,624
Total comprehensive income	—	—	—	37,624	37,624
Cash dividends declared - $1.30 per share	—	—	—	(30,471)	(30,471)
Share-based compensation	—	—	2,203	—	2,203
Issuance of share-based compensation awards, net of shares withheld for employee taxes	8,339	—	(237)	—	(237)
Purchases and retirement of common stock	(279,664)	(3)	(1,966)	(32,261)	(34,230)
Balances at January 28, 2022	23,248,532	$232	$—	$603,872	$604,104
Comprehensive Income:
Net income	—	—	—	27,516	27,516
Total comprehensive income	—	—	—	27,516	27,516
Cash dividends declared - $1.30 per share	—	—	—	(30,110)	(30,110)
Share-based compensation	—	—	1,906	—	1,906
Purchases and retirement of common stock	(336,212)	(3)	(1,906)	(37,278)	(39,187)
Balances at April 29, 2022	22,912,320	$229	$—	$564,000	$564,229

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 28, 2023	April 29, 2022
Cash flows from operating activities:
Net income	$61,588	$98,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,805	77,288
Amortization of debt issuance costs	1,296	1,326
Loss on disposition of property and equipment	4,793	4,140
Impairment	11,692	—
Share-based compensation	7,585	6,418
Noncash lease expense	44,727	43,646
Amortization of asset recognized from gain on sale and leaseback transactions	9,551	9,551
Changes in assets and liabilities:
Inventories	28,436	(54,040)
Other current assets	(5,490)	(5,073)
Accounts payable	(37,839)	(9,740)
Taxes withheld and accrued	(26,624)	7,794
Other current liabilities	11,981	(2,104)
Long-term operating lease liabilities	(36,508)	(44,495)
Other long-term assets and liabilities	(757)	(26,871)
Net cash provided by operating activities	151,236	106,356

Cash flows from investing activities:
Purchase of property and equipment	(87,623)	(59,982)
Proceeds from insurance recoveries of property and equipment	725	1,175
Proceeds from sale of property and equipment	250	44
Acquisition of business, net of cash acquired	—	(1,500)
Net cash used in investing activities	(86,648)	(60,263)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	120,000	45,000
Taxes withheld from issuance of share-based compensation awards	(2,400)	(2,546)
Principal payments under long-term debt	(100,049)	(50,049)
Purchases and retirement of common stock	(17,449)	(73,417)
Dividends on common stock	(87,343)	(84,901)
Net cash used in financing activities	(87,241)	(165,913)

Net decrease in cash and cash equivalents	(22,653)	(119,820)
Cash and cash equivalents, beginning of period	45,105	144,593
Cash and cash equivalents, end of period	$22,452	$24,773

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,323	$5,399
Income taxes	$4,798	$20,261

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$3,867	$4,006
Dividends declared but not yet paid	$30,048	$30,668

*See Note 8 for additional supplemental disclosures related to leases.

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)

1.	Condensed Consolidated Financial Statements

Cracker Barrel Old Country Store, Inc., and its affiliates (collectively, in these Notes to Condensed Consolidated Financial Statements, the “Company”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.

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

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at April 28, 2023 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$1	$—	$—	$1
Deferred compensation plan assets**				26,386
Total assets at fair value				$26,387

The Company’s assets measured at fair value on a recurring basis at July 29, 2022 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$18,001	$—	$—	$18,001
Deferred compensation plan assets**				27,843
Total assets at fair value				$45,844

*	Consists of money market fund investments.
**	Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

Index
The Company did not have any liabilities measured at fair value on a recurring basis at April 28, 2023 and July 29, 2022. The Company’s money market fund investments are measured at fair value using quoted market prices.  The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at April 28, 2023 and July 29, 2022.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the Notes was $264,606 and $255,894, respectively, as of April 28, 2023 and July 29, 2022.

Assets Measured at Fair Value on a Nonrecurring Basis

During the third quarter of 2023, six Cracker Barrel locations were determined to be impaired because of declining operational performance.  Fair value of these locations was determined by sales prices of comparable assets or estimates of discounted future cash flows considering their highest and best use.  Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations.  Additionally, changes in the local and national economies and markets for real estate and other assets can impact the sales prices of the assets.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  Based on its analysis, the Company recorded an impairment charge of $11,692, which is included in the impairment and store closing costs line on the Condensed Consolidated Statement of Income.

3.	Inventories

Inventories were comprised of the following at:

	April 28, 2023	July 29, 2022
Retail	$140,716	$170,846
Restaurant	25,483	25,284
Supplies	18,614	17,119
Total	$184,813	$213,249

4.	Debt

On June 17, 2022, the Company entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”) with substantially the same terms and financial covenants as our previous amended $800,000 revolving credit facility, which it replaced. The 2022 Revolving Credit Facility also contains an option to increase the revolving credit facility by $200,000.  The Company’s outstanding borrowings under the 2022 Revolving Credit Facility were $150,000 and $130,000 on April 28, 2023 and July 29, 2022, respectively.

As of April 28, 2023, the Company had $31,896 of standby letters of credit, which reduce the Company’s borrowing availability under the 2022 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit).  As of April 28, 2023, the Company had $518,104 in borrowing availability under the 2022 Revolving Credit Facility.

In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at Term Secured Overnight Financing Rate (SOFR) or prime plus or a rate of 0.5% in excess of the Federal Funds Rate plus an applicable margin based on certain specified financial ratios. At April 28, 2023, the weighted average interest rate on the Company’s outstanding borrowings was 6.49%.

The 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio.  At April 28, 2023, the Company was in compliance with all financial covenants under the 2022 Revolving Credit Facility.

Index
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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of April 28, 2023, the conversion rate, as adjusted, was 5.8108 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the Notes offering were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

The Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs.

The following table includes the outstanding principal amount and carrying value of the Notes as of the dates indicated:

	April 28, 2023	July 29, 2022
Liability component Principal	$300,000	$300,000
Less: Debt issuance costs (1)	5,605	6,901
Net carrying amount	$294,395	$293,099
(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

Index
The effective rate of the Notes over their expected life is 1.23%. The following is a summary of interest expense for the Notes for specified periods:

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
Coupon interest	$474	$474	$1,422	$1,422
Amortization of issuance costs	434	415	1,296	1,326
Total interest expense	$908	$889	$2,718	$2,748

 During any calendar quarter commencing after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the quarter immediately following, convert all or a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during 2023, 2022 or 2021. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of April 28, 2023, the Company could not be required to settle the Notes and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlay the Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of April 28, 2023, the strike price, as adjusted, of the Warrant Transactions was $240.93 per share as a result of dividends declared since the Notes were issued.

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
Revenue:
Restaurant	$681,315	$632,210	$2,061,551	$1,903,704
Retail	151,374	157,986	544,525	533,682
Total revenue	$832,689	$790,196	$2,606,076	$2,437,386

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

Index
The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and nine months ended April 28, 2023, gift card breakage was $1,595 and $5,083, respectively.  For the quarter and nine months ended April 29, 2022, gift card breakage was $1,514 and $4,783, respectively.

Deferred revenue related to the Company’s gift cards was $97,777 and $93,569, respectively, at April 28, 2023 and July 29, 2022.  Revenue recognized in the Condensed Consolidated Statements of Income for the nine months ended April 28, 2023 and April 29, 2022, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $34,689 and $36,420.

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2023, 2024 and 2025 with undiscounted future payments of $2,620, $14,855 and $20,400, respectively.

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

The following table summarizes the components of lease cost for operating leases for the quarters and nine months ended April 28, 2023 and April 29, 2022:

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
Operating lease cost	$27,456	$27,266	$82,345	$81,408
Short term lease cost	234	99	2,731	2,324
Variable lease cost	909	622	2,863	1,852
Total lease cost	$28,599	$27,987	$87,939	$85,584

Index
The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the quarters and nine months ended April 28, 2023 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$23,745	$23,219	$71,252	$69,080
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	5,990	2,893	15,455	14,550
Lease modifications or reassessments increasing or decreasing right-of-use assets	5,417	4,993	9,115	11,409
Lease modifications removing right-of-use assets	(80)	(90)	(371)	(426)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of April 28, 2023 and April 29, 2022:

	April 28, 2023	April 29, 2022
Weighted-average remaining lease term	17.00 Years	17.61 Years
Weighted-average discount rate	5.07%	4.87%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of April 28, 2023:

Year	Total
Remainder of 2023	$23,957
2024	78,782
2025	70,750
2026	67,645
2027	65,783
Thereafter	853,602
Total future minimum lease payments	1,160,519
Less imputed remaining interest	(401,439)
Total present value of operating lease liabilities	$759,080

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

9.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The Company’s convertible senior notes and related warrants are calculated using the net share settlement option under the if converted method. Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted earnings per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $172.09 as of April 28, 2023. Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price of $240.93 was greater than the average market price of the Company’s common stock during the period. See Note 4 for additional information regarding the Company’s convertible senior notes.

The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
Net income per share numerator	$13,968	$27,516	$61,588	$98,516

Net income per share denominator:
Weighted average shares	22,152,002	23,089,521	22,173,019	23,330,093
Add potential dilution:
Nonvested stock awards and units	102,509	81,379	93,314	79,025
Diluted weighted average shares	22,254,511	23,170,900	22,266,333	23,409,118

10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of April 28, 2023, the Company had $31,896 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 and August 4, 2020 sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2022 Revolving Credit Facility (see Note 4).

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of April 28, 2023.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc., and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  As of April 28, 2023, we operated 661 Cracker Barrel stores in 45 states and 56 Maple Street Biscuit Company (“MSBC”) locations in ten states.

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

Overview

Management believes that Cracker Barrel’s brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage and build on that strength as a core competitive component of our business strategy.  Our long-term strategy remains centered on driving sustainable sales growth, continued business model improvements, building profitable Cracker Barrel and MSBC stores, and driving shareholder returns.  During the third quarter of 2023, we made progress in key areas of the business, including maintaining a strong value proposition, growing our off-premise business, marketing, and culinary innovation to grow the average check through introduction of add-on menu items such as sides and beverages and other menu enhancements, thoughtful expansion of MSBC, and store-level operational excellence.  We believe there is significant uncertainty in macroeconomic factors that may affect our business in the remainder of 2023, including heightened economic uncertainty, weaker consumer confidence and consumer concerns regarding personal finances, but we remain focused on delivering long-term growth and returns for shareholders.

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

Index
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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended and first nine months ended April 28, 2023 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 28,	April 29,	April 28,	April 29,
	2023	2022	2023	2022
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	31.5	31.6	33.4	31.9
Labor and other related expenses	35.8	35.9	34.7	35.1
Other store operating expenses	23.6	23.6	23.1	23.0
General and administrative expenses	5.4	5.0	5.3	5.1
Impairment and store closing costs	1.7	—	0.5	—
Operating income	2.0	3.9	3.0	4.9
Interest expense, net	0.5	0.3	0.4	0.3
Income before income taxes	1.5	3.6	2.6	4.6
Provision for income taxes (income tax benefit)	(0.2)	0.1	0.2	0.6
Net income	1.7%	3.5%	2.4%	4.0%

Index
The following table sets forth the change in the number of Company-owned units in operation during the quarters and first nine months ended April 28, 2023 and April 29, 2022 as well as the number of Company-owned units at the end of the quarters and first nine months ended April 28, 2023 and April 29, 2022:

	Quarter Ended		Nine Months Ended
	April 28,	April 29,	April 28,	April 29,
	2023	2022	2023	2022
Net change in units:
Company-owned – Cracker Barrel	(4)	—	(3)	—
Company-owned – MSBC	—	3	5	4

Units in operation at end of the period:
Company-owned – Cracker Barrel	661	664	661	664
Company-owned – MSBC	56	41	56	41
Total Company-owned units at end of the period	717	705	717	705
Franchise – MSBC	—	7	—	7

MSBC previously had seven franchised units, all of which were purchased from the franchisees by the Company in the fourth quarter of 2022.

Total Revenue

Total revenue for the third quarter and first nine months of 2023 increased 5.4% and 6.9%, respectively, as compared to the same periods in the prior year.  The following table highlights the key components of revenue for the quarter and nine months ended April 28, 2023 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
Revenue in dollars:
Restaurant	$681,315	$632,210	$2,061,551	$1,903,704
Retail	151,374	157,986	544,525	533,682
Total revenue	$832,689	$790,196	$2,606,076	$2,437,386
Total revenue by percentage relationships:
Restaurant	81.8%	80.0%	79.1%	78.1%
Retail	18.2%	20.0%	20.9%	21.9%
Average unit volumes(1):
Restaurant	$1,003.0	$933.8	$3,035.3	$2,814.6
Retail	228.0	237.8	819.5	803.1
Total revenue	$1,231.0	$1,171.6	$3,854.8	$3,617.7
Comparable store sales increase (decrease)(2):
Restaurant	7.4%	10.9%	7.7%	18.4%
Retail	(4.6%)	9.7%	1.6%	23.9%
Restaurant and retail	5.0%	10.7%	6.3%	19.6%
Average check increase	10.6%	6.2%	9.9%	6.7%
Comparable restaurant guest traffic increase (decrease)(2):	(3.2%)	4.7%	(2.2%)	11.7%

(1) Average unit volumes include sales of all stores except for MSBC.
(2) Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC.

For the third quarter of 2023, our comparable store restaurant sales increased as a result of a 10.6% average check increase (including an 8.8% average menu price increase) partially offset by a 3.2% guest traffic decrease as compared to the prior year period.  For the first nine months of 2023, our comparable store restaurant sales increased as a result of a 9.9% average check increase (including an 8.5% average menu price increase) partially offset by a 2.2% guest traffic decrease as compared to the prior year period.   While all of our dining rooms are currently operating without COVID-19-related restrictions, it is possible that renewed outbreaks or increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in COVID-19-related restrictions including capacity restrictions, otherwise limit our dine-in services, or negatively affect consumer demand.

Index
Our retail sales are made substantially to our restaurant guests.  For the third quarter of 2023, our comparable store retail sales decrease resulted primarily from the guest traffic decrease.  For the first nine months of 2023, our comparable store retail sales increase resulted primarily from the strong performance in the apparel and accessories merchandise categories partially offset by the guest traffic decrease.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the third quarter and first nine months of 2023 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
Cost of Goods Sold in dollars:
Restaurant	$186,157	$175,937	$588,743	$515,905
Retail	76,034	74,111	281,543	260,555
Total Cost of Goods Sold	$262,191	$250,048	$870,286	$776,460
Cost of Goods Sold by percentage of revenue:
Restaurant	27.3%	27.8%	28.6%	27.1%
Retail	50.2%	46.9%	51.7%	48.8%

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter of 2023 as compared to the same period in the prior year was primarily the result of lower commodity inflation as compared to the prior year quarter.

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in the first nine months of 2023 as compared to the same period in the prior year was primarily the result of commodity inflation partially offset by the menu price increase referenced above.

Commodity inflation was 4.3% and 11.0%, respectively, for the third quarter and the first nine months of 2023.  We continue to partially offset inflationary pressures through menu price increases and operational improvements, and we presently expect the rate of commodity inflation to be flat in the fourth quarter of 2023.

The increase in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2023 as compared to the same period in the prior year resulted from higher inventory shrinkage and higher markdowns.

Third Quarter Increase as a Percentage of Total Revenue
Inventory shrinkage	1.9%
Markdowns	1.4%

The increase in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2023 as compared to the same period in the prior year resulted primarily from higher markdowns, higher inventory shrinkage and the change in the provision for obsolete inventory.
First Nine Months Increase as a Percentage of Total Revenue
Markdowns	2.1%
Inventory shrinkage	0.5%
Provision for obsolete inventory	0.2%

Index
Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the third quarter and first nine months of 2023 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
Labor and related expenses	35.8%	35.9%	34.7%	35.1%

This percentage change for the third quarter of 2023 as compared to the same period in the prior year resulted from the following:
Third Quarter (Decrease) Increase as a Percentage of Total Revenue
Store management compensation	(0.3%)
Employee health care expense	(0.2%)
Store hourly labor	0.3%
Workers’ compensation expense	0.1%

This percentage change for the first nine months of 2023 as compared to the same period in the prior year resulted from the following:
First Nine Months (Decrease) Increase as a Percentage of Total Revenue
Employee health care expense	(0.3%)
Store management compensation	(0.2%)
Store hourly labor	0.1%

The decreases in employee health care expenses as a percentage of total revenue for the third quarter and first nine months of 2023 as compared to the same periods in the prior year resulted primarily from lower enrollment.

The decrease in store management compensation as a percentage of total revenue for the third quarter of 2023 as compared to the same period in the prior year was primarily driven by lower store bonus expense, lower manager staffing levels and the increase in total revenue in the third quarter of 2023 partially offset by wage inflation.  Lower store bonus expense resulted from lower performance against financial objectives for certain components of the store-level incentive plan in the third quarter of 2023 as compared to the same period in the prior year.  The decrease in store management compensation as a percentage of total revenue for the first nine months of 2023 as compared to the same period in the prior year was primarily driven by the increase in total revenue in 2023 and lower staffing levels partially offset by wage inflation.

The increases in store hourly labor expense as a percentage of total revenue for the third quarter and first nine months of 2023 as compared to the same periods in the prior year resulted primarily from wage inflation exceeding menu price increases.  In addition to menu price increases, we continue to partially offset inflationary pressures through labor productivity initiatives, and we presently expect the rate of wage inflation to be approximately 5.0% in the fourth quarter of 2023.

The increase in workers’ compensation expense as a percentage of total revenue for the third quarter of 2023 as compared to the same period in the prior year resulted primarily from an increase in the number of claims, as the workforce is returning to pre-COVID levels.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, operating supplies, advertising, third-party delivery fees, credit and gift card fees, real and personal property taxes and general insurance.  Occupancy costs include maintenance, utilities, depreciation and rent.

Index
The following table highlights other store operating expenses as a percentage of total revenue for the third quarter and first nine months of 2023 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
Other store operating expenses	23.6%	23.6%	23.1%	23.0%

Other store operating expenses as a percentage of total revenue for the third quarter of 2023 remained flat to the same period in the prior year as a result of the following offsetting percentage changes:

Third Quarter Increase (Decrease) as a Percentage of Total Revenue
Advertising expense	0.3%
Store occupancy costs	(0.2%)
Supplies expense	(0.1%)

The increase in advertising expense as a percentage of total revenue for the third quarter of 2023 as compared to the same period in the prior year resulted primarily from higher media spending.

The decrease in store occupancy costs as a percentage of total revenue for the third quarter of 2023 as compared to the same period in the prior year was primarily drive by the increase in total revenue in the third quarter of 2023 as compared to the same period in the prior year partially offset by higher maintenance expense.  Higher maintenance expense resulted primarily from inflationary pressures and higher expenditures for repair costs due to limited availability of replacement equipment.

The decrease in supplies expense as a percentage of total revenue for the third quarter of 2023 as compared to the same period in the prior year was primarily driven by the increase in total revenue in the third quarter of 2023.

The increase in other store operating expenses as a percentage of total revenue for the first nine months of 2023 as compared to the same period in the prior year resulted primarily from higher general insurance expense due to the increasing cost of claims.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the third quarter and first nine months of 2023 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
General and administrative expenses	5.4%	5.0%	5.3%	5.1%

The increase in general administrative expenses as a percentage of total revenue in the third quarter of 2023 as compared to the same period in the prior year resulted primarily from the higher corporate-level incentive compensation resulting from better performance against financial objectives as compared to the same period in the prior year.

The increase in general and administrative expenses as a percentage of total revenue in the first nine months of 2023 as compared to the same period in the prior year resulted primarily from proxy contest and settlement expenses in connection with the Company’s calendar year 2022 annual shareholders meeting held on November 17, 2022.

Index
Impairment and Store Closing Costs

During the third quarter of 2023, we recorded impairment charges of $11,692 due to the deterioration in operating performance of six Cracker Barrel locations.  Additionally, during the third quarter of 2023, we incurred costs of $2,198 in connection with the closure of four Cracker Barrel and three MSBC locations because of poor operating performance.

Impairment and store closing costs consisted of the following at:
2023
Impairment	$11,692
Store closing costs	2,198
Total	$13,890

Interest Expense

The following table highlights interest expense, net in dollars for the third quarter and first nine months of 2023 as compared to the same periods in the prior year:

	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
Interest expense, net	$4,536	$2,171	$12,476	$7,000

The increase in interest expense for the third quarter and first nine months of 2023 as compared to the same periods in the prior year resulted primarily from higher debt levels under our revolving credit facility and higher average weighted interest rates.

Provision for Income Taxes (Income Tax Benefit)

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the third quarter and first nine months of 2023 as compared to the same periods in the prior year:
	Quarter Ended		Nine Months Ended
	April 28, 2023	April 29, 2022	April 28, 2023	April 29, 2022
Effective tax rate	(14.0%)	2.7%	7.9%	12.8%

The decreases in the effective tax rate in the third quarter and the first nine months of 2023 as compared to the same periods in the prior year are primarily due to the disproportionate impact of increased tax credits resulting from lower earnings in the current year periods.

We presently expect our effective tax rate for 2023 to be approximately 6%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2022 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at July 29, 2022 and borrowings under our revolving credit facility, were sufficient to finance all of our growth, dividend payments, share repurchases, working capital needs, interest payments under our revolving credit facility and other cash payment obligations in the first nine months of 2023.  We believe that cash on hand at April 28, 2023, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans, share repurchases and working capital needs over the next twelve months.  We believe that cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility will be sufficient to finance our continuing operations, dividend payments, capital expenditures, interest expense on long-term debt obligations, operating lease obligations, continuing expansion plans, share repurchases and working capital needs beyond the next twelve months.  Our ability to draw on our revolving credit facility is subject to the satisfaction of provisions of the credit facility, as amended, and we believe we will be able to refinance our revolving credit facility and other debt instruments prior to their maturity.

Index
Cash Generated From Operations

Our operating activities provided net cash of $151,236 for the first nine months of 2023, representing an increase from the $106,356 net cash provided during the first nine months of 2022.  This increase resulted primarily from the change in retail inventory partially offset by the timing of payments for accounts payable and certain taxes.

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

At April 28, 2023, we had $150,000 of outstanding borrowings under the 2022 Revolving Credit Facility and $31,896 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and our July 29, 2020 and August 4, 2020 sale and leaseback transactions, which reduce our borrowing availability under the 2022 Revolving Credit Facility.  At April 28, 2023, we had $518,104 in borrowing availability under our 2022 Revolving Credit Facility.  During the first nine months of 2023, we borrowed $120,000 and repaid $100,000 under the 2022 Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

Our 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio.  We were in compliance with the 2022 Revolving Credit Facility’s financial covenants at April 28, 2023, and we expect to be in compliance with the 2022 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

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

Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $86,898 for the first nine months of 2023 as compared to $58,807 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures in the first nine months of 2023 from the first nine months of 2022 resulted primarily from increased capital expenditures for existing stores.  We estimate that our capital expenditures during the fourth quarter 2023 will be approximately $30,000 to $35,000.  This estimate includes the acquisition of sites and construction costs of new Cracker Barrel and MSBC locations that we expect to open during 2023, as well as for acquisition and construction costs for new Cracker Barrel and MSBC locations that we plan to open in 2024.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2022 Revolving Credit Facility, as necessary.

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

Index
During the first nine months of 2023, we paid a regular dividend of $3.90 per share and declared a dividend of $1.30 per share that was subsequently paid on May 9, 2023, to shareholders of record on April 14, 2023. In addition, in the fourth quarter of 2023, our Board of Directors approved a regular dividend payable on August 8, 2023 to shareholders of record on July 21, 2023 of $1.30 per share.

In the fourth quarter of 2022, we were authorized by our Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000.  During the first nine months of 2023, we repurchased 171,792 shares of our common stock in the open market at an aggregate cost of $17,449 pursuant to this authorization.

During the first nine months of 2023, we issued 42,781 shares of our common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $2,400.

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

We had negative working capital of $176,191 at April 28, 2023 versus negative working capital of $185,048 at July 29, 2022.  The change in working capital from July 29, 2022 to April 28, 2023 primarily resulted from the timing of payments for accounts payable and certain taxes partially offset by the decrease in retail inventory levels and the decrease in cash.  The decrease in cash primarily reflected dividend payments and spending for capital expenditures partially offset by cash generated from operations.

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

We have not made any material changes in our methodology for assessing impairments during the first nine months of 2023, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  During the third quarter of 2023, we recorded impairment charges of $11,692 due to the deterioration in operating performance of six Cracker Barrel locations.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first nine months of 2023 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2023 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At April 28, 2023, our outstanding borrowings totaled $150,000 under our revolving credit facility (see Note 4 to the Condensed Consolidated Financial Statements).  Loans under the 2022 Revolving Credit Facility bear interest, at our election, either at the prime rate or a rate 0.5% in excess of the Federal Funds Rate or a rate 1.0% in excess of one-month Term Secured Overnight Financing Rate (SOFR), in each case plus an applicable margin, or the one-, three-, or six-month per annum Term SOFR plus an applicable margin.  Under the 2019 Revolving Credit Facility, loans bore interest, at our election, either at the prime rate or London Inter-Bank Offer Rate (LIBOR) plus a percentage point spread based on certain specified financial ratios.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 4 and 8 to our Consolidated Financial Statements).  In the fourth quarter of 2021, we issued and sold the Notes, which bear cash interest at a fixed rate of 0.625% per annum.  The impact of a one-percentage point increase or decrease in the $150,000 of our outstanding borrowings under our revolving credit facility is approximately $1,500 on a pre-tax annualized basis.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of April 28, 2023, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 28, 2023 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: June 6, 2023	By:	/s/Craig A. Pommells
Craig A. Pommells, Senior Vice President, Chief Financial Officer and Principal Accounting Officer