Form 10-K
period 2023-07-28
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2023-09-26
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 28, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”,  ”smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐    No ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐    No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 27, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,404,698,473.

As of September 13, 2023, there were 22,157,665 shares of common stock outstanding.

Documents Incorporated by Reference

Document from which Portions are Incorporated by Reference		Part of Form 10-K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 16, 2023
(the “2023 Proxy Statement”)

INTRODUCTION

General

This report contains references to years 2023, 2022 and 2021, which represent our fiscal years ended July 28, 2023, July 29, 2022 and July 30, 2021, respectively.  All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto.  All amounts other than share and certain statistical information (e.g., number of units) are in thousands unless the context clearly indicates otherwise.  Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

Forward-Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference, may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that Cracker Barrel Old Country Store, Inc. (the “Company”) expects will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such forward-looking statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with inflationary conditions with respect to the price of commodities, transportation, distribution and labor; disruptions to our restaurant or retail supply chain; the COVID-19 pandemic, including the duration of the COVID-19 pandemic and its ultimate impact on our business; our ability to identify, acquire and sell successful new lines of retail merchandise and new menu items at our restaurants; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease, as well as the possible effects of such events on the price or availability of ingredients used in our restaurants; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance our indebtedness, in whole or in part; our reliance on limited distribution facilities and certain significant vendors; information technology-related incidents, including data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, animal welfare, pensions, insurance or other undeterminable areas; the effects of plans intended to promote or protect our brands and products; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity or our ability to manage the impact of social media associated with these activities; the impact of activist shareholders; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to retain key personnel; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; general or regional economic weakness, business and societal conditions and the weather impact on sales and customer travel; discretionary income or personal expenditure activity of our customers; economic or psychological effects of natural disasters or other unforeseen events such as terrorist acts, social unrest or war and the military or government responses to such events; changes in foreign exchange rates affecting our future retail inventory purchases; workers’ compensation, group health and utility price changes; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of this report below, as well as the factors described under “Critical Accounting Estimates” in Part II, Item 7 of this report below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

Readers are cautioned not to place undue reliance on forward-looking statements made in this report, since the statements speak only as of this report’s date.  Except as may be required by law, we have no obligation or intention to publicly update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.  Readers are advised, however, to consult any future public disclosures that we may make on related subjects in reports that we file with or furnish to the SEC or in our other public disclosures.

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

As of September 13, 2023, we operated 661 Cracker Barrel stores in 45 states and 59 Maple Street Biscuit Company stores in 10 states.  The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Cracker Barrel Old Country Store Concept

  Our 661 Cracker Barrel stores are not franchised.  Our stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite.  We pride ourselves on our consistent quality, value and friendly service.

Store Format: The format of our stores consists of a trademarked rustic old country-store design offering a full-service restaurant menu that features home-style country food and a wide variety of decorative and functional items such as rocking chairs, holiday and seasonal gifts, toys, apparel, cookware and foods.  All stores are freestanding buildings and consist of approximately 20% of gift shop space with the remainder dedicated to our restaurant, training and storage space.  Our stores have stone fireplaces and are decorated with antique‑style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores.  The front porch of each store features rows of the signature Cracker Barrel rocking chairs, which are a popular item sold by the gift shops and which we invite guests to use while waiting for a table in our dining room or after enjoying a meal.

Products:  Our restaurants, which generated approximately 79% of our total revenue in 2023, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality.  Our restaurants serve breakfast, lunch and dinner daily and offer dine-in, pick-up and delivery services.  Menu items are moderately priced.  Beginning in 2020, certain of our Cracker Barrel restaurants began serving an assortment of beer and wine, and the subsequent ongoing expansion of this program throughout our system has resulted in beer and wine service in approximately 590 stores, or approximately 89%, of our Cracker Barrel restaurants as of the end of 2023.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, meats, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits.  Lunch and dinner items include fried and grilled chicken, chicken and dumplings, chicken pot pie, meatloaf, country fried steak, pork chops, fish, country fried shrimp, steak, roast beef, ham, vegetable plates, sandwiches and a variety of salads.  We also offer multi-serving takeout family meal baskets.  Additionally, from time to time, we feature new items as off-menu specials or on test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu.  We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions.  Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée.  There is some variation in menu pricing and content in different regions of the country.  The average check per guest during 2023 was $13.36, which represents a 10.3% increase over the prior year.  We served an average of approximately 5,800 restaurant guests per week in a typical store in 2023.

The following table highlights the price ranges for our meals in 2023:

Price Range
Breakfast	$6.99 to $17.49
Lunch and Dinner	$5.19 to $19.49

The following table highlights each day-part’s percentage of restaurant sales in 2023:

Percentage of Restaurant Sales in 2023
Breakfast Day-Part (until 11:00 a.m.)	25%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	40%
Dinner Day-Part (4:00 p.m. to close)	35%

We also offer for sale in our gift shops items that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mixes.  Our gift shops offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, cookware and various other gift items, as well as various candies, preserves and other food items.

The following table highlights the five categories that accounted for the largest shares of our retail sales in 2023:

Percentage of Retail Sales in 2023
Apparel and Accessories	30%
Food	18%
Décor	14%
Toys	14%
Bed and Bath	7%

Our typical gift shop features approximately 4,100 stock keeping units.  Certain food items are sold under the “Cracker Barrel Old Country Store” brand name.  We believe that we achieve high retail sales per square foot of retail selling space (approximately $523 per square foot in 2023) as compared to traditional retail stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

Product Development and Merchandising:  We maintain a product development department, which develops new and improved menu items either in response to shifts in customer preferences or to create customer interest.  We use a formal development and testing process, which includes guest research and in-store market tests to ensure products brought to market have a greater likelihood of meeting our goals.  Menu-driven growth is built through three areas:  enhancements to our current core menu offerings, the addition of new core menu offerings and limited time offer seasonal events or promotions.

Our merchandising department selects and develops products for our gift shop.  We are focused on driving retail sales by converting those customers who come to us for a restaurant visit.  Our assortment includes both core and seasonal themes.  Our seasonal themes are designed to create interest and excitement in our stores by providing our guests with additional choices that vary throughout the year.

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

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases.  We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendallville, Indiana; Rock Hill, South Carolina; and Shafter, California.  We purchase the majority of our food products and restaurant supplies on a cost‑plus basis through this unaffiliated distributor.  The distributor is responsible for placing food orders, warehousing and delivering food products to our stores.  Deliveries are generally made once per week to individual stores.  Produce is purchased through a national program and is delivered two to three times a week through a network of approximately fifty independent produce suppliers.  Fluid dairy is delivered two to three times a week through approximately fifty regional dairies, the majority of which are under the ownership of two separate unaffiliated companies.  Beer and wine are purchased and distributed through approximately 565 distributors with deliveries ranging from weekly to monthly.

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2023:

Percentage of Food Purchases in 2023
Poultry	14%
Fruits and vegetables	14%
Dairy (including eggs)	13%
Beef	11%
Pork	10%

Each of these categories includes several individual items.  Chicken is the single food item within these categories that accounted for the largest share of our food purchasing expense in 2023 at approximately 5% of total food purchases.  Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors.  Eggs are purchased through five vendors.  We purchase our pork through six vendors, poultry through nine vendors and beef through seven vendors.  Should any food items from a particular vendor become unavailable, we generally believe that these food items could readily be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

We purchase the majority of our retail items (approximately 80% in 2023) directly from domestic and international vendors, and we warehouse, or crossdock, such items at our retail distribution center in Lebanon, Tennessee.  The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by two third-party dedicated freight lines.  Certain retail items, not centrally purchased and warehoused at the distribution center, are drop-shipped directly by our vendors to individual stores.

Approximately one-third of our 2023 retail items were purchased directly from vendors in the People’s Republic of China.  We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

Information Technology: We believe that an essential part of pleasing people is established through our ability to leverage technology.  We use technology to enhance the experiences of our guests and our employees, and to assist management in all aspects of operating the business.  Examples include a digital experience that effectively enables our off-premise business, allows for mobile payments in store, and provides guests with a digital waitlist that can be accessed remotely through our own mobile application.  Our store employees use a range of systems to manage inventory, labor, forecasting and orders for retail and restaurants.  In our distribution center, we manage retail merchandise planning, purchasing, warehousing, and distribution using various retail management solutions.  Our data solutions provide management with daily reports used to operate stores in a cost-effective manner.  Our service desk leverages technology solutions that enable an efficient and effective way to resolve technology concerns.  We believe our technology is highly effective in supporting Cracker Barrel’s daily operations, and we continue to enhance this technology in line with our Company’s strategic vision.

We continue to make investments in our cybersecurity program to protect and fortify our brands.  From protecting guest information to ensuring systems are reliably available and effective, data privacy and cybersecurity are organization-wide efforts that are incorporated into every technology and business decision at both our brands.  Led by our Chief Information Officer and Senior Director of Security, cybersecurity is a top priority that is reviewed by our Audit Committee on a quarterly basis and the Board of Directors on an annual basis.  Our program is designed to monitor, assess, and manage cyber-risk with a continuous improvement mindset.

Our cybersecurity program is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework.  Every year we have a third-party organization assess and measure the maturity of our program, which has shown annual improvement for the past three years.  We also perform regular technical assessments, including annual penetration testing of our online systems and internal networks.  Feedback from our maturity and technical assessments is incorporated into our systems and procedures through continual upgrades intended to further improve our security posture.

Off-Premise Business: Approximately 20% of our restaurant sales are generated through our off-premise channels.  Our off-premise business consists of three channels.  Individual To Go includes to go orders that guests pick up from our stores.  Third-Party Delivery includes to go orders that are placed through an aggregator, i.e., Door Dash, Uber Eats, etc. and delivered to guests by an employee of the aggregator.  Catering and Occasion includes offerings for large party sizes, which includes our popular Heat n’ Serve offerings that are available for certain holidays.  In 2023, Individual To Go, Third-Party Delivery and Catering and Occasion accounted for approximately 40%, 34% and 26% of total off-premise sales, respectively.

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

Marketing: We employ multiple media to reach and engage our guests.  Outdoor advertising (i.e., billboards and state department of transportation signs) is the largest advertising vehicle we use to reach our traveling and local guests.  In 2023, we had over 1,400 billboards and this expenditure accounted for approximately one-third of our total advertising spend for the year.  We continue to optimize our non-billboard advertising mix which includes television (increasingly digital), digital display and video, mobile, social media, and search marketing.  Our digital marketing efforts have also expanded to focus on improving brand preference, guest engagement and sales.  We have a presence on multiple social media sites and several food delivery apps, an e-commerce platform that integrates individual-to-go and catering shopping, and a customer relationship management (CRM) program that employs email, text messages, push notifications and personalization.  Our event activations drive awareness for the brand and build cultural relevance and affinity with our guests.

Store Development:  We opened two new Cracker Barrel stores in 2023.  Currently, we plan to open one to two new stores during the first quarter of 2024.  As of September 13, 2023, approximately 83% of our stores are located along interstate highways.  Our remaining stores are located off-interstate or near tourist destinations. Of the 661 stores open as of September 13, 2023, we own the land and buildings for 358, while the other 303 properties are either ground leases or ground and building leases.  Building, site improvement, furniture, equipment and related development costs for stores opened during 2023 averaged approximately $5,500 and pre-opening costs averaged $826 per store in 2023.

Our current store prototype is approximately 8,900 square feet, including approximately 1,900 square feet of retail selling space and dining room seating for approximately 170 guests.  Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

Maple Street Biscuit Company

We acquired 100% ownership of Maple Street Biscuit Company (“MSBC”) on October 10, 2019.  MSBC is a breakfast and lunch fast casual concept.  Like Cracker Barrel, MSBC values genuine hospitality and made-from-scratch cooking including biscuit-inspired entrées as well as freshly roasted coffee with a proprietary blend and a limited selection of beer and wine in certain locations.  MSBC operates in a smaller footprint than our Cracker Barrel Old Country Store concept and has operating hours limited to the breakfast and lunch day parts.  As of September 13, 2023, 59 MSBC locations were open, an increase from 53 at the same time last year — all are currently leased properties in Alabama, Florida, Georgia, Kentucky, Ohio, North Carolina, South Carolina, Tennessee, Texas and Virginia.  As of September 13, 2023, no locations were franchised.

MSBC will serve as a long-term growth vehicle that complements Cracker Barrel while providing increased exposure to urban and suburban markets.  We anticipate accelerating unit growth in the coming years.  Currently, we plan to open approximately four to five MSBC locations during the first quarter of 2024.

HUMAN CAPITAL

As of July 28, 2023, we employed approximately 77,000 people (as compared to approximately 73,000 people as of July 29, 2022), of whom approximately 350 were in advisory and supervisory capacities, approximately 3,300 were in-store management positions and 44 were officers.  Many store personnel are employed on a part-time basis.  Our employees are not represented by any union, and management considers its employee relations to be good.  People are at the core of our business and an essential part of our Company.

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

As of July 28, 2023, more than 30% of our employee population is comprised of racial and ethnic minorities and approximately 68% of our employee population is female.

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

-	B-WELL: Improving the employee experience by sponsoring health and wellness activities that nurture employees’ physical, emotional, financial and intellectual wellbeing;
-	HOLA (“Hispanic Organization for Leadership and Advancement"): Promoting Hispanic and Latino culture through hiring, developing and retaining talent within Cracker Barrel;
-	LGBTQ+ Alliance: Promoting LGBTQ+ Awareness and Building Workplace Inclusion;
-	SERVE: Advocating for leadership and development opportunities for Veterans, fostering an environment of networking and volunteerism and focusing on recruitment, retention and advancement; and
-	Women’s Connect: Inspiring Women Leaders.

Employee Development / Training

      Because of the importance of our employees’ ability to deliver the service levels that are a vital part of the hospitality that drives our brand appeal to guests, we emphasize employee development and training.  To ensure that individual stores operate at a high level of quality, we focus significant attention on the training of store managers.  We believe that our training programs are key in developing our managers’ leadership skills and commitment to operational excellence, which we believe are important to delivering a positive employee and guest experience.  We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including a mix of hands-on, traditional classroom, written and cloud-based training.  Each store is equipped with dedicated training computers and cloud-based proprietary eLearning instruction programs.  Additionally, each store typically has an employee training coordinator who oversees the training of the store’s hourly employees.

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

Our new, robust diversity training includes education throughout all levels of the Company about unconscious and implicit bias and focuses on creating an inclusive culture and fostering a sense of belonging for all.

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

Following the COVID-19 pandemic, our teams have maintained close contact with applicable regulatory agencies, from the Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration to state and local regulatory agencies and health authorities, to ensure we are following the latest recommended practices and procedures to protect the health and safety of employees and guests.  We instituted operational changes and enhancements to safety protocols to ensure that both our guests and employees experience a clean and safe environment.  These enhanced processes were added to the already rigorous food safety and sanitation standards that we continuously follow and are verified by a third-party firm.

Cracker Barrel incorporates robust quality assurance and food safety processes to ensure the safety of all our food and retail products delivered to our guests including the following:

•	Extensive requirements for food supplier approval;
•	Ongoing third-party food safety audits of food production and distribution centers;
•	Periodic food product audits conducted by Cracker Barrel quality assurance team;
•	Rigid processes to ensure new or alternative source suppliers deliver food products to exact specifications;
•	Third-party testing of retail non-food products to ensure compliance with all specifications and Federal regulations;
•	Food safety audits conducted on all Cracker Barrel locations three times per year;
•	Ensuring a pest free environment in our locations though a stringent pest control process;
•	Monitoring of all national and local food safety regulations pertaining to both food products and store operations;
•	Monitoring of all health department inspections of all Cracker Barrel locations; and
•	Monitoring and responding to:
o	Food borne illness outbreaks,
o	Food and product recalls, and
o	Pandemic situations, e.g., COVID-19.

COMPETITION

The restaurant and retail industries are intensely competitive with respect to the type and quality of food, retail merchandise, price, service, location, personnel, concept, attractiveness of facilities, availability of carryout and home delivery, internet and mobile ordering capabilities and effectiveness of advertising and marketing.  We compete with a significant number of national and regional restaurant and retail chains, some of which have greater resources than us, as well as locally owned restaurants and retail stores.  We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section; fast casual restaurants; quick-service restaurants; and highly promotional casual and family dining restaurants.  In addition, improving product offerings at fast casual restaurants and quick-service restaurants and expansion of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives.  We expect competition to continue in all of these areas.  The restaurant and retail businesses are also often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic and weather patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.  Factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant and retail industries in general and our stores in particular.  We believe we compete effectively and have successfully differentiated ourselves from many of our competitors in the restaurant and retail industries through a unique brand and guest experience, which offers a diversified full-service menu and a large variety of nostalgic and unique retail items.  For further information regarding competition, see Item 1A. Risk Factors.

RAW MATERIALS SOURCES AND AVAILABILITY

Essential restaurant supplies and raw materials are generally available from a number of sources.  Generally, we are not dependent upon single sources of supplies or raw materials.  However, in our stores, certain branded items are single source products or product lines.  Our ability to maintain consistent quality throughout our store system depends in part upon our ability to acquire food products and related items from reliable sources.  When the supply of certain products is uncertain or prices are expected to rise significantly, we may enter into purchase contracts or purchase bulk quantities for future use.

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

WORKING CAPITAL

In the restaurant industry, substantially all sales are either for cash or third-party credit card.  Therefore, like many restaurant companies, we are able to, and often do, operate with negative working capital.  Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while other restaurant inventories purchased locally generally are financed through trade credit at terms of 30 days or less.  Because of our gift shop, which have a lower product turnover than our restaurants, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories are generally financed through trade credit at terms of 60 days or less.  These various trade terms are aided by rapid product turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears of hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses, such as certain taxes and some benefits, are deferred for longer periods of time.

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

Risks Related to Macroeconomic and Industry Conditions

We have experienced and continue to experience inflationary conditions with respect to the cost for food, ingredients, retail merchandise, transportation, distribution, labor and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset inflationary pressures on such costs, which may have a material adverse effect on our results of operations.

The strength of our revenues and results of operations are dependent upon, among other things, the price and availability of food, ingredients, retail merchandise, transportation, distribution, labor and utilities.  In fiscal 2023, we faced significant inflationary pressures.  Fluctuations in economic conditions, weather, supply chain disruptions, freight efficiency, demand and other factors also affect the availability, quality and cost of the ingredients and retail merchandise that we buy.  Changes in global demand for corn, wheat and dairy products have caused and could continue to cause volatility in the feed costs for poultry and livestock.  Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including beef, pork, chicken, dairy and produce.  The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products.  Changes in demand for over-the-road transportation and distribution services could cause volatility, increase our costs and adversely affect our operating margins.  In addition, the prices of our retail merchandise are similarly impacted by economic and inflationary pressures, which have caused and may continue to cause higher costs and lower margins.  Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful.  We seek to provide a moderately priced product, and, as a result, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases without adversely affecting our customers’ demand.  Consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, or may forgo some purchases altogether.  The extent to which price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or result in significant decreases in revenue volume, may have a material adverse effect on our revenues and results of operations.

Labor is a primary component in our operating costs, and increases in labor costs due to increased minimum wages, competition, unemployment rates, or health care and other benefit costs may have a material adverse effect on our results of operations.  We operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage.  Our distributors and suppliers could also be affected by higher minimum wage, benefit standards and compliance costs, which could result in higher costs for goods and services supplied to us.  The market for labor in the United States is competitive, which has resulted in upward pressure on wages and may continue to do so in the future.

Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply.  Our failure to anticipate and respond effectively to one or more adverse changes in any of these factors could have a material adverse effect on our results of operations.  Inflationary pressures and other fluctuations impacting the cost of these items could have a negative impact on our business in 2024.

The COVID-19 pandemic has had and may in the future have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our shareholders for an extended period of time.

The Department of Health and Human Services declared the end of the COVID-19 public health emergency on May 11 2023.  However, during 2023, we continued to experience negative economic pressures related to the COVID-19 pandemic.  We cannot predict how quickly or whether consumer demand for our business will return to pre-pandemic levels in 2024.  Additionally, we cannot anticipate whether our suppliers will face economic challenges caused or exacerbated by the COVID-19 pandemic, and as a result, we may face shortages of food items or other supplies at our restaurants, and our operations and sales may be adversely impacted by such supply interruptions.  Similarly, many of the products sold in our retail operations are sourced from international suppliers, including from the People’s Republic of China, and have experienced, and will likely continue to experience, disruptions, temporary closures and worker shortages that may result in an inability to fulfill our orders timely or, in some cases, at all, which could have an adverse impact on our retail sales and margins.  In addition, we also cannot predict whether future variants of COVID-19 or outbreaks of other infectious disease will have similar effects on consumer demand.  As a result of these factors, diminished economic activity has had and may continue to have a material adverse effect on our guest traffic, sales and operating costs, and we cannot predict the duration of the ongoing economic uncertainty.

Risks Related to Our Business

Health concerns, government regulation relating to the consumption of food products and widespread infectious diseases could affect consumer preferences and could have a material adverse effect on our results of operations.

In addition to the COVID-19 pandemic, the United States and other countries have experienced, and may experience in the future, outbreaks of other viruses, such as norovirus, the bird/avian flu or other diseases.  In recent years there has been publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, salmonella, African swine fever, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken, pork, dairy and eggs.  Food safety concerns, widespread outbreaks of livestock and poultry diseases, and product recalls, all of which are out of our control, and, in many instances, unpredictable, could also increase our costs and possibly affect the supply of livestock and poultry products.  Additionally, we rely on our suppliers to comply with applicable laws and industry standards, and if our suppliers are unable to comply with such laws or do not otherwise meet our quality standards, we may face a disruption in our supply chain that could have a material adverse effect on our business.  If we are unable to respond effectively, food safety concerns could have a negative impact on our business and our reputation.

The sale of food and prepared food products for human consumption involves the risk of injury to our customers.  Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases.  Additionally, many of the food items on our menu contain beef and chicken.  The preferences of our customers toward beef and chicken could be affected by changes in consumer health or dietary trends and preferences regarding meat consumption or health concerns and publicity concerning food quality, illness and injury generally.  Changes in consumer dietary preferences may impact our menu offerings.  Further, consumers may change their dining-in preferences, such as during the COVID-19 pandemic, when consumers often chose to order food to go or for delivery.  In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products.  Failure to respond and adapt to changing consumer preferences could have a material adverse effect on our results of operation and financial condition.  A decrease in guest traffic to our stores, a change in our mix of products sold or an increase in costs as a result of these health concerns either in general or specific to our operations, could result in a decrease in sales or higher costs to our stores that would materially harm our business.

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

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations may be adversely affected.

The restaurant and retail industries are intensely competitive, and we face many well-established competitors.  We compete with national and regional restaurant and retail chains and locally owned restaurants and retailers within each market.  Competition from other regional or national restaurant and retail chains typically represent the more important competitive influence, principally because of their significant marketing and financial resources.  We face competition as a result of the convergence of grocery, deli, retail and restaurant services, particularly in the supermarket industry.  We also face competition from various off-premise meal replacement offerings including, but not limited to, home meal kits delivery, third-party meal delivery and catering and the rapid growth of these channels by our competitors.  Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices.  We compete primarily on the quality, variety and perceived value of menu and retail items.  The number and location of stores, the growth of e-commerce, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors.  We anticipate that intense competition will continue with respect to all of these factors.  We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and other competitive pressures that could affect both the availability and cost of these important resources.  If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

Unfavorable publicity could harm our business.  In addition, our failure to recognize, respond to and effectively manage the impact of social media could materially impact our business.

Multi-unit businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, poor service, guest discrimination, food-borne illness, viruses, product defects, personal injury, adverse health effects (including obesity), employee relations or other concerns stemming from one or a limited number of our stores.  Even when the allegations or complaints are not accurate or valid, unfavorable publicity relating to one or more of our stores, or only to a single store, could adversely affect public perception of the entire brand.  Additionally, social media can be utilized to target specific companies or brands as a result of a variety of actual or perceived actions or inactions that are disfavored by our customers, local culture, employees, or interest groups, which can materially and immediately impact consumer behavior.  Social media allows users to organize collective actions and engage in other brand-damaging behaviors that, if targeted at us, could impact our business.  Adverse publicity and its effect on overall consumer perceptions of food safety or customer service could have a material adverse effect on our business, financial condition and results of operations.

Additionally, social media uses and platforms are constantly evolving, and as a result, we need to innovate and develop our social media strategies to maintain brand relevance.  We rely on social media and other forms of digital marketing to increase brand recognition and reach a broader audience.  If our social media initiatives or strategies are not successful, our brand awareness may decline or we may otherwise suffer reputational harm.  In addition, a variety of risks are associated with the use of social media, including the public dissemination of proprietary or confidential information, negative comments about us, personally identifiable information, or out-of-date or false information.  The inappropriate use of social media by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Failure to maximize or to successfully assert our intellectual property rights could adversely affect our business and results of operations.

We rely on trademark, unfair competition, trade secret and copyright laws to protect our intellectual property rights.  We have registered certain trademarks and service marks with appropriate governmental authorities.  We cannot guarantee that these intellectual property rights will be maximized or that they can be successfully asserted.  There is a risk that we will not be able to obtain and perfect our own, or, where appropriate, license intellectual property rights necessary to support new product introductions or other brand extensions.  We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future.  Additionally, we cannot guarantee that third parties will not claim our trademarks or menu offerings will infringe on their intellectual property rights, regardless of merit.  Our failure to protect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business and results of operations.

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

Our ability to make scheduled interest payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.  Our inability to refinance our indebtedness when necessary or to do so upon attractive terms may have a material adverse effect on our liquidity and results of operations.

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

Any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, prospects, results of operations and business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the payment of dividends.  Furthermore, there can be no assurance that we will be able to actively repurchase our common stock, and we may discontinue plans to repurchase common stock at any time.

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

Conversion of the Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interest of existing shareholders, including noteholders who have previously converted their Notes.

At our election, if applicable, we may settle Notes tendered for conversion partly in shares of our common stock.  Furthermore, the warrants evidenced by the warrant transactions are expected to be settled on a net-share basis.  As a result, the conversion of some or all of the Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing shareholders.  Any sales in the public market of the shares of our common stock issuable upon such conversion of the Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock.  In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

Risks Related to Supply Chains

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

The long lead times required for a substantial portion of our retail merchandise and the risk of product damages or non-compliance with required specifications could affect the amount of inventory we have available for sale.  Additionally, our success depends on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences for merchandise.  If we misjudge the market, we may overstock unpopular products and be forced to take significant markdowns, which could reduce our gross margin.  Conversely, if we underestimate demand for our merchandise we may experience inventory shortages resulting in lost revenues.  Inventory shrinkage may also result in lost revenues.  Any of these factors could have an adverse effect on our results of operations, cash flows from operations and our financial condition.

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

Risks Related to IT Systems, Cybersecurity and Data Privacy

A material disruption in our information technology, network infrastructure and telecommunication systems could have a material adverse effect on our business and results of operations.

We rely extensively on our information technology across our operations, including, but not limited to, point of sales processing, supply chain management, retail merchandise allocation and distribution, labor productivity and expense management   Our business depends significantly on the reliability, security and capacity of our information technology systems to process these transactions, summarize results, manage and report on our business and our supply chain.  Our information technology systems are subject to damage or interruption from power outages, computer, network, cable system, internet and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees.  If our information technology and telecommunication systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we could suffer loss of critical data and interruptions or delays in our operations in the interim.  In addition, from time to time, our systems may become obsolete or require attention and could result in interruptions in our services and non-compliance with certain laws or regulations.  Any material interruption in our information technology and telecommunication systems could have a material adverse effect on our business or results of operations.  In addition, some of these essential technology-based business systems are outsourced to third parties.  While we make efforts to ensure that our outsourced providers are observing proper standards and controls, we cannot guarantee that breaches, disruptions or failures caused by these providers will not occur.

A privacy breach could adversely affect our business.

The protection of customer, employee and company data is critical to us.  We are subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud.  Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information.  As a merchant and service provider of point-of-sale services, we are also subject to the Payment Card Industry Data Security Standard issued by the Payment Card Industry Council.  The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements, including the California Consumer Privacy Act, which became effective on January 1, 2020.  Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes.  In addition, customers and employees have a high expectation that we will adequately protect their personal information.  For example, in connection with credit and debit card sales, we transmit confidential card information.  Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prevent others from obtaining improper access to this information.  If we fail to comply with the laws and regulations regarding privacy and security or experience a security breach, we could be exposed to risks of data loss, regulatory investigations and/or penalties, a loss of the ability to process credit and debit card payments, substantial inconvenience or harm to our guests, litigation and serious disruption of our operations.  Additionally, any resulting negative publicity could significantly harm our reputation and damage our relations with our guests.  As privacy and information security laws, regulations and practices change and cyber risks continue to evolve, we may incur additional costs to ensure we remain in compliance and protect guest, employee and Company information.

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

We use third parties to authorize and process credit and debit card payments, which requires the collection and retention of customer data, including sensitive financial data and other personally identifiable information.  Such personal information is maintained by third parties who provide payment processing services.  A weakness in such third party’s systems or software products (or in the systems or software products in the service providers of those third parties) may lead to a data breach or pose cybersecurity risks.  If we, or one of our third party service providers experience a cyber attack or security data breach, our results of operations and brand may suffer.  Additionally, we may have to make a significant investment to remedy or replace such systems.

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

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to food safety, minimum wage and other labor issues (such as unionization), health care, animal health and welfare, menu labeling and building and zoning requirements and those relating to the preparation and sale of food and alcoholic beverages as well as certain retail products.  The development and operation of our stores depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.  We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and applicable requirements concerning minimum wage, overtime, healthcare coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), and federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990.  In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.  We also face risks from new and changing laws and regulations relating to gift cards, nutritional content, nutritional labeling, product safety and menu labeling.  Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

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

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations.  Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.  Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.  Also, the failure to obtain and maintain required licenses, permits and approvals could have a material adverse effect on our results of operations.  Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations, which could have a material adverse effect on our business and results of operations.

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

Our business is subject to the risk of litigation by employees, guests, suppliers, shareholders, governmental agencies, competitors or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues, including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury, including claims related to COVID-19; violation of “dram shop” laws; trademark and patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease guest or consumer acceptance of our brand, regardless of whether the allegations are valid or we ultimately are found liable.  Litigation could adversely impact our operations and our ability to expand our brand in other ways, such as by diverting management’s attention away from operations.  As a result, litigation may adversely affect our business, financial condition and results of operations.

Our business could be negatively affected as a result of actions of activist shareholders.

In the past, activist shareholders have nominated candidates for election to our Board of Directors at our annual meetings of shareholders, resulting in proxy contests, and called publicly for special meetings of shareholders to consider other proposals relating to corporate policies of the Company, including on matters such as our dividend policy, capital structure and strategic alternatives.  If we become engaged in a proxy contest or other public engagement with an activist shareholder in the future, our business could be adversely affected because:
•
responding to public proposals and director nominations, special meeting requests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees;

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

Risks Related to Our Business Strategy

Failure to adequately address environmental, social and governance (“ESG”) matters, could adversely affect our brand, business, results of operations and financial condition.

There has been increasing public focus by investors, environmental activists, the media and governmental and regulatory agencies on ESG matters, including packaging and waste, animal health and welfare, human rights, climate change, greenhouse gases and land, energy and water use.  In response to shareholders’ heightened level of expectation for expanded ESG disclosure, we publish an ESG Report annually describing our ESG efforts and goals.  Execution of the strategies and achievement of the goals outlined in the ESG Report are subject to risks and uncertainties, including our ability to meet our goals within the currently projected costs and the expected timeframes; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; and the actions of competitors and competitive pressures.  There is no assurance that we will be able to successfully execute our strategies and achieve our goals.  Failure, or perceived failure, to achieve these goals could damage our reputation and relationships with customers, government agencies and investors.  Such conditions could have an adverse effect on our business, results of operations and financial condition.

The SEC is expected to adopt rules governing climate change disclosures that could significantly increase compliance burdens and associated regulatory costs of publicly traded companies.  Other federal, state and local legislative and regulatory efforts to combat other ESG concerns could also result in new or more stringent forms of oversight and mandatory reporting, diligence and disclosure requirements, which could increase our reporting costs.  Any failure or perceived failure by us to manage ESG issues or comply with regulations could have a material adverse effect on our reputation and on our business, results of operations, financial condition or stock price, including the sustainability of our business over time.

We are dependent upon attracting and retaining qualified employees while also controlling labor costs.

Our performance is dependent on attracting and retaining a large and growing number of qualified store employees.  Availability of staff varies widely from location to location.  Many staff members are in entry-level or part-time positions, typically with high rates of turnover.  High turnover of store management and staff would cause us to incur higher direct costs associated with recruiting, training and retaining replacement personnel.  Management turnover as well as general shortages in the labor pool can cause our stores to operate with reduced staff, which negatively affects our ability to provide appropriate service levels to our customers.  The market for the most qualified talent continues to be competitive and we must provide competitive wages, benefits and workplace conditions to maintain our most qualified employees.  Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, including greater recruiting and training expenses.

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

We have assembled a senior management team which has substantial background and experience in the restaurant and retail industries.  Our future growth and success depend substantially on the contributions and abilities of our senior management and other key personnel, and we design our compensation programs to attract and retain key personnel and facilitate our ability to develop effective succession plans.  If we fail to attract or retain senior management or other key personnel, our succession planning and operations could be materially and adversely affected.  We must continue to recruit, retain and motivate management and other employees sufficiently to maintain our current business and support our projected growth.  A loss of key employees or a significant shortage of high-quality store employees could jeopardize our ability to meet our business goals.  We have experienced and may continue to experience challenges in recruiting and retaining team members in various locations.  Additionally, Julie Felss Masino began serving as Chief Executive Officer-Elect on August 7, 2023 and will begin serving as Chief Executive Officer on November 1, 2023, replacing Sandra B. Cochran, who will thenceforth serve as Executive Chair of the Board of Directors through her retirement as of September 30, 2024 (or such earlier date that the Board of Directors of the Company may determine upon 30 days’ prior written notice to Ms. Cochran).  Such transition in our executive management team may divert the attention of management or otherwise be disruptive to our business.

We may pursue strategic investments or initiatives now or in the future, which may not yield their expected benefits, resulting in a loss of some or all of our investment.

We may, from time to time, evaluate and pursue other opportunities for growth, including through strategic investments, joint ventures, other acquisitions, and other initiatives, such as our recent rollout of a limited selection of beer and wine in certain locations and our new customer loyalty program.  These initiatives involve various inherent risks, including, without limitation, general business risk, integration and synergy risk, market acceptance risk and risks associated with the potential distraction of management.  It may be difficult to predict the success of any endeavor, and such transactions and initiatives may not ultimately create value for us or our shareholders and may harm our reputation and materially adversely affect our business, financial condition and results of operations.  Additionally, failure to maximize or successfully execute our customer loyalty program could adversely impact growth.

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

A significant risk in executing our business strategy is locating, securing and profitably operating an adequate supply of suitable new store sites.  Competition for suitable store sites and operating personnel in our target markets is intense, and there can be no assurance that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms, for our planned expansion in any future period.  Recently, our target markets have been expanded to include markets that are outside of our existing core markets and in states where we currently do not have existing operations, which increases the risk of executing our business strategy.  Economic conditions may also reduce commercial development activity and limit the availability of attractive sites for new stores.  New stores typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly opened stores generally do not make a significant contribution to profitability in their initial months of operation.  Our ability to open and operate new stores successfully also depends on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following:  our ability to control construction and development costs of new stores; our ability to manage the local, state or other regulatory approvals and permits, zoning and licensing processes in a timely manner; our ability to recruit and appropriately train employees and staff the stores; consumer acceptance of our stores in new markets; and our ability to manage construction delays related to the opening of a new store.  Delays or failures in opening new stores, or achieving lower than expected sales in new stores, or drawing a greater than expected proportion of sales in new stores from existing stores, could materially adversely affect our business strategy and could have an adverse effect on our business and results of operations.

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

General Risk Factors

General economic, business and societal conditions as well as those specific to the restaurant or retail industries that are largely out of our control may have a material adverse effect on our business, financial condition and results of operations.

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

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income.  General economic conditions, including an inflationary environment, geopolitical or other macroeconomic conditions and uncertainty about the strength of the economy may adversely affect our results of operations.  A protracted economic downturn, a worsening economy, increased energy prices, and rising interest rates may reduce consumer confidence and affect consumers’ ability or desire to spend disposable income.  Current inflationary pressures and other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they shop and dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

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

There can be no assurance that the economic conditions that have adversely affected the restaurant and retail industries, and the capital, credit and real estate markets generally or us in particular will remain static in 2024, or thereafter, in which case we could experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

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

Additionally, extreme or unseasonable weather conditions in the areas where our stores are located can adversely affect our business.  For example, frequent or unusually heavy snowfall, ice storms, rain storms, floods, droughts or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and can disrupt deliveries of food and supplies to our stores and thereby reduce our sales and profitability.  Similarly, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our retail inventory incompatible with those unseasonable conditions, and reduced sales from such extreme or prolonged unseasonable weather conditions could adversely affect our business.  Severe weather may disrupt our ability to receive food items, which may adversely affect the availability, quality and cost of the items we buy.  In the event we increase menu prices or adjust menu offerings to offset such increases, we may experience a negative consumer response.  These risks may be exacerbated in the future as some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather.

In addition, natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could severely damage or destroy one or more of our stores, warehouses or suppliers located in the affected areas, thereby disrupting our business operations for a more extended period of time.

Other unforeseen events, such as hostile acts (including terrorist activities and public or workplace violence), social unrest or other catastrophic events, and our ability to appropriately respond and adapt to such events could negatively impact our business, results of operations and financial condition.  If our disaster recovery procedures fail, we may experience delays in recovery of data, inability to perform vital corporate functions or failures to adequately support field operations.

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

Our home office headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee.  We use approximately 260,000 square feet of office space for our home office headquarters and decorative fixtures warehouse.  We lease our retail distribution center, which consists of approximately 370,000 square feet of warehouse facilities and an additional approximately 10,000 square feet of office and maintenance space.  We also lease an additional distribution center of approximately 52,000 square feet in Lebanon, Tennessee.  This additional distribution center is primarily used for ecommerce fulfillment and overflow retail storage.  We also lease 105,000 square feet located in Mount Juliet, Tennessee that is used for overflow storage for retail merchandise and supplies.

We lease office space for our MSBC headquarters which consists of approximately 15,000 square feet.  In addition to the various corporate facilities, we have three owned properties for future development, a motel used for housing management trainees and for the general public, and four parcels of excess real property and improvements that we intend to sell.

In addition to the properties mentioned above, we own or lease the following store properties (including both our 661 Cracker Barrel Old Country Store locations and 59 locations for our MSBC locations) as of September 13, 2023:

State	Owned	Leased	State	Owned	Leased
Tennessee	29	30	California	0	7
Florida	31	50	New Jersey	0	6
Texas	19	44	Kansas	3	2
Georgia	26	27	Wisconsin	5	0
North Carolina	17	27	Colorado	3	1
Kentucky	22	17	Massachusetts	0	4
Alabama	19	15	New Mexico	1	3
Ohio	22	12	Utah	4	0
Virginia	15	19	Idaho	2	1
Indiana	20	8	Iowa	3	0
South Carolina	13	15	Connecticut	1	1
Pennsylvania	8	17	Montana	2	0
Illinois	19	2	Nebraska	1	1
Missouri	13	4	Nevada	0	2
Michigan	12	3	Delaware	0	1
Arizona	2	12	Maine	0	1
Mississippi	9	4	Minnesota	1	0
Arkansas	5	7	New Hampshire	1	0
Louisiana	8	2	North Dakota	1	0
Maryland	3	6	Oregon	0	1
New York	8	1	Rhode Island	0	1
West Virginia	3	6	South Dakota	1	0
Oklahoma	6	2		358	362

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Information about Our Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Sandra B. Cochran*	65	President and Chief Executive Officer

Julie F. Masino*	52	Chief Executive Officer - Elect

Craig A. Pommells	48	Senior Vice President and Chief Financial Officer and Principal Accounting Officer

J. Mark Spurgin	55	Senior Vice President, Chief Restaurant Supply Chain Officer

Laura A. Daily	59	Senior Vice President, Retail

Cammie Spillyards-Schaefer	46	Senior Vice President, Operations

Richard M. Wolfson	57	Senior Vice President, General Counsel and Secretary

Bruce A. Hoffmeister	62	Senior Vice President, Chief Information Officer

Donna L. Roberts	48	Senior Vice President and Chief Human Resources Officer

*As previously announced, Ms. Cochran will step down as President and Chief Executive Officer effective November 1, 2023 and will continue her service on the Company’s Board of Directors as Executive Chair through her retirement from the Company as of September 30, 2024 (or such earlier date that the Board of Directors of the Company may determine upon 30 days’ prior written notice to Ms. Cochran).  Ms. Masino will assume the role of President and Chief Executive Officer effective as of November 1, 2023.

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Cochran has been employed with us since 2009 and assumed her current position as President and Chief Executive Officer in September 2011, when she also became a member of our Board of Directors.  Prior to September 2011, Ms. Cochran served as our President and Chief Operating Officer since November 2010 and as our Executive Vice President and Chief Financial Officer from April 2009 to November 2010.  Before joining us in April 2009, she was the Chief Executive Officer of Books-A-Million, Inc.  Ms. Cochran has 29 years of experience in the retail industry and fourteen years of experience in the restaurant industry.

Ms. Masino joined us in August 2023 as Chief Executive Officer – Elect.  Prior to joining us, she served as President, International of Taco Bell, a subsidiary of Yum! Brands from January 2020 to June 2023.  From January 2018 to December 2019, she served as President, North America of Taco Bell.  Ms. Masino served as the President, SVP and GM Fisher-Price at Mattel, Inc. from April 2017 to January 2018.  Prior to her service at Mattel, she served as the President and then the Chief Executive Officer of Sprinkles Cupcakes from 2014 to 2017.  From 2002 to 2014, Ms. Masino served in various leadership roles at Starbucks Corporation.  Ms. Masino has over 20 years of experience in the restaurant industry.

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

Mr. Spurgin joined us in January 2023 as Senior Vice President, Chief Restaurant Supply Chain Officer.  Prior to January 2023, he served as the Chief Supply Chain Officer for Restaurant Growth Services.  Prior to that, he was with The Cheesecake Factory and Bloomin’ Brands, where he led global procurement, logistics and international supply chain teams.  He has over 30 years of supply chain experience.

Ms. Daily has been employed with us as Senior Vice President, Retail since May 2012.  Prior to May 2012, she served as Vice President for Ballard Designs, an internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company.  She has over 29 years of experience as a merchant with a number of retail organizations.

Ms. Spillyards-Schaefer has been employed with us since 2017 and assumed her current position in January 2022.  From 2017 to 2021, she served in various capacities in both operations and home office functions including Regional Vice President of Restaurant Operations and Vice President of Culinary.  Ms. Spillyards-Schaefer has over 20 years of experience in the restaurant industry.

Mr. Wolfson has been employed with us in his current capacity since July 2017.  From January 2006 to April 2017, he served as Vice President, General Counsel and Corporate Secretary at CLARCOR Inc., an industrial company.  From 2001 to 2006, he was a partner of the InterAmerican Group, an advisory services and private equity firm.  Mr. Wolfson has over 30 years of legal experience.

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

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CBRL.”  There were 6,615 shareholders of record as of September 13, 2023.

See Note 4 to Consolidated Financial Statements with respect to dividend restrictions.  See Dividends, Share Repurchases and Share-Based Compensation Awards under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources for further information regarding our dividends.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2023 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock in the fourth quarter ended July 28, 2023.  On June 2, 2022, our Board of Directors approved the repurchase of up to $200,000 of our common stock with such authorization to expire on June 2, 2023.  On June 2, 2023, our Board of Directors extended this repurchase authorization for an additional year.

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Overview – a general description of our business, the restaurant and retail industries, our strategic priorities and our key performance indicators.
•	Results of Operations – an analysis of our consolidated statements of income for the three years presented in our Consolidated Financial Statements.
•	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  Each Cracker Barrel store consists of a restaurant with a gift shop.  The restaurants serve breakfast, lunch and dinner.  The gift shop offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods.  As of September 13, 2023, the Company operated 661 Cracker Barrel stores located in 45 states.  On October 19, 2019, the Company acquired 100% ownership of Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept.  As of September 13, 2023, the Company operated 59 MSBC locations in ten states.

Strategic Priorities

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

Our strategic priorities include the following:
•	Delivering an exceptional guest experience;
•	Emphasizing and protecting our strong value proposition;
•	Accelerating frequency of visits among our growth segments; and
•	Enhancing our business model through our cost savings program and investing in technology.

Additionally, during 2023, we continued our focus on generating shareholder returns by paying $5.20 per share in dividends for fiscal 2023 and declaring a dividend of $1.30 per share that was subsequently paid on August 8, 2023 to shareholders of record on July 21, 2023, totaling $144,302 dividends declared or paid in 2023, and repurchasing $17,449 in shares of our common stock.

Key Performance Indicators

Management uses a number of key performance indicators to evaluate our operational and financial performance, including the following:

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

•
Average check increase per guest: To calculate average check per guest, we determine comparable store restaurant sales, as described above, and divide by comparable guest traffic, as described above.  We then subtract average check per guest for the current year period from average check per guest for the applicable historical period to calculate the absolute dollar change.  The absolute dollar change is divided by the prior year average check number to calculate average check increase per guest, which we express as a percentage.

These performance indicators exclude the impact of new store openings and sales related to MSBC.

We use comparable store sales metrics as indicators of sales growth to evaluate how our established stores have performed over time.  We use comparable restaurant guest traffic increase/(decrease) to evaluate how established stores have performed over time, excluding growth achieved through menu price and sales mix change.  Finally, we use average check per guest to identify trends in guest preferences, as well as the effectiveness of menu changes.  We believe these key performance indicators are useful for investors to provide a consistent comparison of sales results and trends across comparable periods within our core, established store base, unaffected by results of store openings, closings, and other transitional changes.

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

Additionally, economic, seasonal and weather conditions affect the restaurant and retail industries.  Adverse economic conditions, such as elevated inflation, and higher unemployment rates affect consumer discretionary income and dining and shopping habits.  Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby contributing to higher profits in our fourth quarter.  Retail sales, which are made substantially to our restaurant guests, are historically strongest in the second quarter, which includes the holiday shopping season.

Severe weather events such as hurricanes, floods, tornadoes, and winter storms may prevent or dissuade guests from visiting our stores, impair our ability to staff our stores or force us to temporarily close affected stores, adversely impacting our restaurant and retail sales.  Additionally, severe drought conditions and associated restrictions on water use may impair restaurant operations or increase costs in locations affected by such conditions.  Climate change, changing weather patterns or unpredictable weather patterns may increase the incidence of any of these events and otherwise also impact guest visitation patterns on a macro scale.  In addition to its impact on store operations, severe weather may also disrupt our supply chain, both in distribution to ports and central warehouses and in distribution to local stores.  In general, we believe that the geographic dispersion of our stores and multiple sources of distribution adequately mitigate the potential impact of severe weather and changing weather patterns on our stores, but our Board of Directors and management team continually monitor and reexamine these considerations in light of ongoing trends.

External Impacts to Our Operating Environment

Our operating results have been impacted by the COVID-19 pandemic and other macroeconomic conditions.  During 2021, our business began recovering from the COVID-19 pandemic, but we continued to see negative impacts on our sales and traffic as a result of both changes in consumer behavior and federal, state and local governmental authorities’ continuation of various restrictions on travel, group gatherings and dine-in services.  Dining room service was operational to varying degrees, yet most locations were impacted at times by capacity restrictions, social distancing guidelines and decreased consumer demand for in-person dining.  In 2022, the Company continued to recover from the COVID-19 pandemic; however, we believe outbreaks of new variants adversely impacted consumer demand in 2022.  While our dining rooms operated without COVID-related restrictions in 2023, it is possible that renewed outbreaks, increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in COVID-19-related restrictions including capacity restrictions or otherwise limit our dine-in services, or negatively affect consumer demand. In 2023 and 2022, we experienced inflationary conditions with respect to the cost for food, ingredients, retail merchandise, transportation, distribution, labor and utilities resulting, in part, from economic pressures related to the COVID-19 pandemic.

RESULTS OF OPERATIONS

The following table highlights operating results over the past three years:

	Relationship to Total Revenue
	2023	2022	2021
Total revenue	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	32.8	32.1	30.7
Labor and other related expenses	35.1	35.2	34.8
Other store operating expenses	23.2	23.2	24.0
General and administrative	5.0	4.8	5.2
Gain on sale and leaseback transactions	—	—	(7.7)
Impairment and store closing costs	0.4	—	—
Operating income	3.5	4.7	13.0
Interest expense	0.5	0.3	2.0
Income before income taxes	3.0	4.4	11.0
Provision for income taxes	0.1	0.4	2.0
Net income	2.9	4.0	9.0

Total Revenue

The following table highlights the key components of revenue for the past three years:

	2023	2022	2021
Revenue in dollars(1):
Restaurant	$2,740,866	$2,565,628	$2,227,246
Retail	701,942	702,158	594,198
Total revenue	$3,442,808	$3,267,786	$2,821,444
Total revenue percentage increase	5.4%	15.8%	11.8%
Total revenue by percentage relationships:
Restaurant	79.6%	78.5%	78.9%
Retail	20.4%	21.5%	21.1%
Comparable number of stores	659	659	655
Comparable store sales averages per store: (1)
Restaurant	$4,047	$3,804	$3,312
Retail	1,049	1,052	890
Total	$5,096	$4,856	$4,202
Restaurant average weekly sales (2)	$77.7	$72.9	$63.4
Retail average weekly sales (2)	20.3	20.3	17.2
Average check increase	9.8%	7.0%	3.1%
Comparable restaurant guest traffic increase/(decrease) (3)	(3.5%)	8.0%	5.3%
(1) Comparable store averages exclude MSBC.
(2) Average weekly sales are calculated by dividing net sales by operating weeks and include all stores except for MSBC.
(3) Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC.

Total revenue benefited from the opening of two new Cracker Barrel and 12 new MSBC units in 2023, the opening of seven new MSBC units in 2022 and two new units for both Cracker Barrel and MSBC in 2021, partially offset by the closing of six Cracker Barrel and four MSBC units in 2023 and one Cracker Barrel unit in 2021. Additionally, in the fourth quarter of 2022, the Company acquired direct ownership of MSBC’s seven franchised units from their respective franchisees.

The following table highlights comparable store sales* results over the past two years:

	Period to Period Increase (Decrease)
	2023 vs 2022	2022 vs 2021
	(659 Stores)	(659 Stores)
Restaurant	6.3%	15.0%
Retail	(0.4%)	18.2
Restaurant & Retail	4.9%	15.7%
*Comparable store sales consist of sales of stores open at least six full quarters at the beginning of the year, are measured on comparable calendar weeks and exclude MSBC.

Our comparable store restaurant sales increase in 2023 as compared to 2022 resulted from an average check increase of 9.8% (including an 8.6% average menu price increase) partially offset by a decrease in guest traffic of 3.5%.  Off-premise sales represented approximately 20% of restaurant sales volumes in both 2023 and 2022.  Our comparable store restaurant sales increase in 2022 as compared to 2021 resulted from an average check increase of 7.0% (including a 5.9% average menu price increase) and an increase in guest traffic of 8.0%.  Off-premise sales represented approximately 24% of restaurant sales volumes in 2021 when a large number of restaurants were operating with limitations on or full prohibitions of dine-in services due to the COVID-19 pandemic.

 Our retail sales are made primarily to our restaurant guests.  The decrease in our comparable store retail sales in 2023 as compared to 2022 resulted primarily from the decrease in guest traffic partially offset by strong performance in the apparel merchandise category.  The increase in our comparable store retail sales in 2022 as compared to 2021 resulted primarily from the increase in guest traffic and strong performance in the apparel and accessories, food and convenience, toys, décor, and bed and bath merchandise categories.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past three years:

	2023	2022	2021
Cost of Goods Sold:
Restaurant	$769,295	$706,125	$567,825
Retail	358,322	343,759	297,436
Total Cost of Goods Sold	$1,127,617	$1,049,884	$865,261

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past three years:
	2023	2022	2021
Restaurant Cost of Goods Sold	28.1%	27.5%	25.5%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in 2023 as compared to 2022 was primarily the result of higher cost menu items.  The increase in restaurant cost of goods sold as a percentage of restaurant revenue in 2022 as compared to 2021 was primarily the result of commodity inflation of 13.1% partially offset by our menu price increase referenced above.

We presently expect the rate of commodity deflation to be approximately 1% to 2% in the first quarter of 2024.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past three years:
	2023	2022	2021
Retail Cost of Goods Sold	51.1%	49.0%	50.1%

The year-to-year percentage change in 2023 as compared to 2022 resulted primarily from the following:

2023 Compared to 2022 Increase as a Percentage of Total Retail Revenue
Markdowns	1.7%
Freight expense	0.5%

The increase in retail cost of goods sold as a percentage of retail revenue in 2023 as compared to 2022 resulted primarily from higher markdowns and higher freight expense.

The year-to-year percentage change in 2022 as compared to 2021 resulted from the following:

2022 Compared to 2021 (Decrease) Increase as a Percentage of Total Retail Revenue
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

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and other related expenses as a percentage of total revenue for the past three years:

	2023	2022	2021
Labor and other related expenses	35.1%	35.2%	34.8%

The year-to-year percentage change in 2023 as compared to 2022 resulted from the following:

2023 Compared to 2022 (Decrease) Increase as a Percentage of Total Revenue
Employee health care expense	(0.2%)
Store management compensation	(0.1%)
Store hourly labor	0.2%

The decrease in employee health care expenses as a percentage of total revenue in 2023 as compared to 2022 resulted primarily from lower enrollment.

The decrease in store management compensation as a percentage of total revenue in 2023 as compared to 2022 was primarily driven by the increase in total revenue in 2023 partially offset by wage inflation.

The increase in store hourly labor expense as a percentage of total revenue in 2023 as compared to 2022 resulted primarily from wage inflation exceeding menu price increases and investments in additional labor hours to support the guest experience.  In addition to menu price increases, we continue to partially offset inflationary pressures through labor productivity initiatives, and we presently expect the rate of wage inflation to be approximately 4.0% to 5.0% in the first quarter of 2024.

The year-to-year percentage change in 2022 as compared to 2021 resulted from the following:

2022 Compared to 2021 Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	1.1%
Store management compensation	(0.7%)

The increase in store hourly labor in 2022 as compared to 2021 as a percentage of total revenue resulted primarily from wage inflation exceeding menu price increases and lower productivity, i.e., fewer guests served per labor hours incurred.

The decrease in store management compensation as a percentage of total revenue in 2022 as compared to 2021 was primarily driven by lower bonus expense in 2022 and the increase in total revenue in 2022 partially offset by wage inflation.  The lower bonus expense resulted from lower performance against financial objectives for certain components of the incentive plan in 2022 as compared to 2021.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, operating supplies, advertising, third-party delivery fees, credit card and gift card fees, real and personal property taxes and general insurance.  Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the past three years:

	2023	2022	2021
Other store operating expenses	23.2%	23.2%	24.0%

Other store operating expenses as a percentage of total revenue in 2023 as compared to 2022 remained flat at 23.2%.

The year-to-year percentage change in 2022 as compared to 2021 resulted primarily from the following:

2022 Compared to 2021 (Decrease) Increase as a Percentage of Total Revenue
Store occupancy costs	(0.7%)
Advertising	(0.2%)
Other store expenses	0.2%

The decreases in store occupancy costs and advertising expenses as a percentage of total revenue for 2022 as compared to 2021 were primarily driven by the increase in total revenue in 2022.  Additionally, the decrease in store occupancy costs was partially offset by higher maintenance expenditures, which were the result of increased repair costs associated with limited availability of replacement equipment.

The increase in other store expenses as a percentage of total revenue for 2022 as compared to the same period in the prior year resulted primarily from costs associated with the expansion of our off-premise business.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past three years:

	2023	2022	2021
General and administrative expenses	5.0%	4.8%	5.2%

The year-to-year percentage change in 2023 as compared to 2022 resulted from higher corporate-level incentive compensation resulting from better performance against financial objectives in 2023 as compared to 2022.

The year-to-year percentage change in 2022 as compared to 2021 resulted from lower incentive compensation.  The decrease in incentive compensation as a percentage of total revenue in 2022 as compared to 2021 was primarily the result of lower performance against financial objectives in 2022 as compared to 2021.

Gain on Sale and Leaseback Transactions

On July 29, 2020, we entered into a sale and leaseback transaction involving 64 of our owned Cracker Barrel properties and recorded a gain of $69,954.  On August 4, 2020, we entered into a second sale and leaseback transaction involving 62 of our owned Cracker Barrel stores and recorded a gain of $217,722.  See Note 8 to the Consolidated Financial Statements for additional information regarding these sale and leaseback transactions.

Impairment and Store Closing Costs

During 2023, we recorded impairment charges of $11,692 as a result of the deterioration in operating performance of six Cracker Barrel locations.  Additionally, during 2023, we incurred costs of $2,307 in connection with the closure of six Cracker Barrel and four MSBC locations because of poor operating performance.

Impairment and store closing costs consisted of the following:

2023
Impairment	$11,692
Store closing costs	2,307
Total	$13,999

Interest Expense

The following table highlights interest expense for the past three years:

	2023	2022	2021
Interest expense	$17,006	$9,620	$56,108

The year-to-year increase in 2023 as compared to 2022 resulted primarily from higher weighted average debt levels during 2023 and higher weighted average interest rates under our revolving credit facility.

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

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the past three years:

	2023	2022	2021
Effective tax rate	4.4%	8.0%	18.0%

Our effective tax rate is lower than statutory rates primarily due to the benefit of tax credits.  The decreases in our effective tax rate in 2023 as compared to 2022 and in 2022 as compared to 2021 reflect the impact of higher tax credits on lower income before income tax.

We presently expect our effective tax rate for 2024 to be approximately 6%.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the last three years:

	2023	2022	2021
Net cash provided by operating activities	$250,457	$205,253	$301,903
Net cash provided by (used in) investing activities	(124,319)	(98,499)	78,330
Net cash used in financing activities	(146,096)	(206,242)	(672,636)
Net decrease in cash and cash equivalents	$(19,958)	$(99,488)	$(292,403)

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility.  Our internally generated cash, along with cash on hand at July 29, 2022 and borrowings under our revolving credit facility, were sufficient to finance all of our growth, share repurchases, dividend payments, working capital needs, interest payments on long-term debt obligations and other cash payment obligations in 2023. We believe that cash at July 28, 2023, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans, debt service, dividend payments and working capital needs for the next twelve months.  Furthermore, we believe that cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility will be sufficient to finance our continuing operations, capital expenditures, interest expense on long-term debt obligations, operating lease obligations, continuing expansion plans and working capital needs beyond the next twelve months.

A summary of our contractual cash obligations and commitments as of July 28, 2023, is as follows:

		Payments due by Years
Contractual Obligations (a)	Total	2024	2025-2026	2027-2028	After 2028
2022 Revolving Credit Facility (b)	$120,000	$—	$—	$120,000	$—
Convertible Debt (c)	305,625	1,875	303,750	—	—
Leases (d)	1,134,447	82,360	144,086	134,309	773,692
Purchase obligations (e)	156,455	108,561	29,946	13,831	4,117
Other long-term obligations (f)	32,366	—	2,711	76	29,579
Total contractual cash obligations	$1,748,893	$192,796	$480,493	$268,216	$807,388

	Amount of Commitment Expirations by Years
	Total	2024	2025-2026	2027-2028	After 2028
2022 Revolving Credit Facility(b)	$700,000	$—	$—	$700,000	$—
Convertible Debt (c)	300,000	—	300,000	—	—
Standby letters of credit(g)	31,896	25,502	6,394	—	—
Total commitments	$1,031,896	$25,502	$306,394	$700,000	$—
(a)
At July 28, 2023, the entire liability for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions.  As such, the liability for uncertain tax positions of $17,572 is not included in the contractual cash obligations and commitments table above.

(b)
Our 2022 Revolving Credit Facility expires on June 17, 2027.  Using our weighted average interest rate of 6.79% at July 28, 2023 and the outstanding borrowings at July 28, 2023, we anticipate having interest payments of $8,398, $16,478 and $7,243 in 2024, 2025-2026 and 2027, respectively.  Based on our outstanding borrowings and our standby letters of credit at July 28, 2023 and our current unused commitment fee as defined in the 2022 Revolving Credit Facility, our unused commitment fees in 2024, 2025-2026 and 2027 would be $1,694, $3,325 and $1,462, respectively; however, the actual amount will differ based on actual usage of the 2022 Revolving Credit Facility.

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

(f)
Other long-term obligations include our Non-Qualified Savings Plan ($27,129, with a corresponding long-term asset to fund the liability; see Note 11 to the Consolidated Financial Statements), Deferred Compensation Plan ($2,450) and our long-term incentive plans ($2,787).

(g)
Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and securing certain sale and leaseback transactions.  Our standby letters of credit reduce our borrowing availability under our revolving credit facility.

Cash Generated from Operations

The increase in net cash flow provided by operating activities in 2023 as compared to 2022 primarily reflected lower retail inventory partially offset by the timing of payments for accounts payable and certain taxes.

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

Capital Expenditures and Proceeds from Sale of Property and Equipment

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the last three years:
	2023	2022	2021
Capital expenditures, net of proceeds from insurance recoveries	$125,387	$97,104	$70,130

Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and strategic initiatives.  The increase in capital expenditures in 2023 from 2022 resulted primarily from higher capital expenditures for existing stores and higher capital expenditures for strategic initiatives, including investments in digital and technology infrastructure and the development of a loyalty program.  The increase in capital expenditures in 2022 from 2021 resulted primarily from higher capital expenditures for existing stores and an increase in the number of new store locations partially offset by lower capital expenditures for strategic initiatives.

We estimate that our capital expenditures during the first quarter of 2024 will be approximately $27,000 to $32,000.  This estimate includes existing store maintenance and aging equipment replacement, the acquisition of sites and construction costs of one to two new Cracker Barrel stores and approximately four to five MSBC locations that we plan to open during the first quarter of 2024.  We intend to fund our capital expenditures with cash generated by operations and cash on hand as the result of borrowings under our revolving credit facility, as necessary.

The following table presents our proceeds from sale of property and equipment for the last three years:

	2023	2022	2021
Proceeds from sale of property and equipment	$1,068	$105	$149,960

The increase in proceeds from sale of property and equipment in 2023 from 2022 resulted primarily from the sale of excess real property in 2023.  In 2021, we completed a sale and leaseback transaction.  The decrease in proceeds from sale of property and equipment in 2022 from 2021 resulted from the sale and leaseback transaction in 2021.  See Note 8 to the Consolidated Financial Statements for additional information regarding the sale and leaseback transaction.

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

The following table highlights our borrowing capacity and outstanding borrowings under the 2022 Revolving Credit Facility, our standby letters of credit and our borrowing availability under the 2022 Revolving Credit Facility as of July 28, 2023:

July 28, 2023
Borrowing capacity under the 2022 Revolving Credit Facility	$700,000
Less: Outstanding borrowings under the 2022 Revolving Credit Facility	120,000
Less: Standby letters of credit*	31,896
Borrowing availability under the 2022 Revolving Credit Facility	$548,104
*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and securing certain sale and leaseback transactions.  Our standby letters of credit reduce our borrowing availability under the 2022 Revolving Credit Facility.

During 2023, we borrowed $180,000 and repaid $190,000 under the 2022 Revolving Credit Facility.  During 2022, in addition to the refinancing of the revolving credit facility, we borrowed $100,000 and repaid $55,000 of borrowings under the 2019 Revolving Credit Facility.  During 2021, we repaid $924,395 under the 2019 Revolving Credit Facility and borrowed an additional $60,000 under the 2019 Revolving Credit Facility.

Our 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio.  We were in compliance with the 2022 Revolving Credit Facility’s financial covenants at July 28, 2023, and we expect to be in compliance with the 2022 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

On June 18, 2021, the Company issued and sold $300,000 in aggregate principal amount of 0.625% Convertible Senior Notes due 2026.  The Notes are senior, unsecured obligations of the Company and bear cash interest at a rate of 0.625% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021.  The Notes mature on June 15, 2026, unless earlier converted, repurchased or redeemed.  Net proceeds from the Notes were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

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

In 2023, we paid regular dividends of $5.20 per share and declared a dividend of $1.30 per share that was subsequently paid on August 8, 2023 to shareholders of record on July 21, 2023.  Additionally, on August 29, 2023, our Board of Directors declared a dividend of $1.30 per share payable on November 7, 2023 to shareholders of record on October 20, 2023.  In 2022, we paid regular dividends of $4.90 per share and declared a dividend of $1.30 per share that was subsequently paid on August 5, 2022 to shareholders of record on July 15, 2022.  In 2021, in order to preserve available cash during the COVID-19 pandemic and in light of the uncertainties as to its duration and economic impact, we deferred the payment of the dividend of $1.30 per share declared in the third quarter of 2020 until the first quarter of 2021 and temporarily suspended future dividend payments.  In the fourth quarter of 2021, in light of the ongoing recovery from the COVID-19 pandemic, our Board of Directors resumed our dividend program.

The following table highlights the dividends per share we paid for the last three years:

	2023	2022	2021
Dividends per share paid	$5.20	$4.90	$1.30

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments.  Subject to the limits imposed by our revolving credit facility, in September 2021, we were authorized by our Board of Directors to repurchase shares at the discretion of management up to $100,000.  In the fourth quarter of 2022, we were authorized by our Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000 with such authorization to expire on June 2, 2023; this authorization replaced the previous unused portion of the previous $100,000 authorization and expired on June 2, 2023.  On June 2, 2023, our Board of Directors extended this repurchase authorization for an additional year.

The following table highlights our share repurchases for the last three years:

	2023	2022	2021
Shares of common stock repurchased	171,792	1,248,184	232,543
Cost of shares repurchased	$17,449	$131,542	$35,000

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

The following table highlights our working capital deficit:

	2023	2022	2021
Working capital deficit	$(206,679)	$(185,048)	$(111,666)

The change in working capital at July 28, 2023 compared to July 29, 2022 primarily reflected the decrease in retail inventory levels and the decrease in cash partially offset by the timing of payments for certain taxes.  The decrease in cash resulted primarily from share repurchases during 2023.

The change in working capital at July 29, 2022 compared to July 30, 2021 primarily reflected the decrease in cash, higher accounts payable and the timing of payments for income taxes partially offset by higher inventory levels.   The decrease in cash resulted primarily from higher share repurchases partially offset by net borrowings under of revolving credit facility.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

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

Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.  Critical accounting estimates are those that:

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

We have not made any material changes in our methodology for assessing impairments during the past three years and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  During 2023, we recorded impairment charges of $11,692 as a result of the deterioration in operating performance of six Cracker Barrel locations.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability programs.  We purchase insurance for individual workers’ compensation claims that exceed $750 or $1,000 depending on the state in which the claim originated.  We purchase insurance for individual general liability claims that exceed $500.  We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims.  These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually at the end of our third quarter and is adjusted by the actuarially determined losses and actual claims payments for the fourth quarter.  Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves.  The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate.  As such, we record the losses in the lower half of that range and discount them to present value using a risk-free interest rate based on projected timing of payments.  We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.

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

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At July 28, 2023 and July 29, 2022, our outstanding borrowings totaled $120,000 and $130,000, respectively (see Note 4 to our Consolidated Financial Statements).  Loans under the 2022 Revolving Credit Facility bear interest, at our election, either at the prime rate or a rate 0.5% in excess of the Federal Funds Rate or a rate 1.0% in excess of one-month Term Secured Overnight Financing Rate (SOFR), in each case plus an applicable margin, or the one-, three-, or six-month per annum Term SOFR plus an applicable margin.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 4, 5 and 8 to our Consolidated Financial Statements).  Additionally, in the fourth quarter of 2021, we issued and sold the Notes, which bear cash interest at a fixed rate of 0.625% per annum.

At July 28, 2023, the weighted average interest rate of our outstanding $120,000 borrowings was 6.79%.  At July 29, 2022, the weighted average interest rate of our outstanding $130,000 borrowings was 3.49%.

The impact of a one-percentage point increase in the $120,000 of our outstanding borrowings at July 28, 2023 is approximately $1,200.

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

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2023 and 2022:

	Percentage of Food Purchases
	2023	2022
Poultry	14%	12%
Fruits and vegetables	14%	12%
Dairy (including eggs)	13%	11%
Beef	11%	15%
Pork	10%	12%

Other categories affected by the commodities markets, such as grains and seafood, may each account for as much as 8% of our food purchases.  While some of our food items are produced to our proprietary specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary to allow us to avoid any material adverse effects that could be caused by such unavailability.  We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably even over short periods of time.  Changes in commodity prices would affect us and our competitors generally and depending on the terms and duration of supply contracts, sometimes simultaneously.  We enter into contracts for certain of our products in an effort to minimize volatility of supply and pricing.  In many cases, or over the longer term, we believe we will be able to pass through some or much of the increased commodity costs by adjusting our menu pricing.  From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can result in lower margins.  In 2022 and 2023, we continued to partially offset commodity pressures through menu price increases and operational improvements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and subsidiaries (the "Company") as of July 28, 2023, and July 29, 2022, and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders' equity, and consolidated statements of cash flows, for each of the three years in the period ended July 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 28, 2023, and July 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 28, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for debt with conversion options as of July 31, 2021, due to adoption of Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.
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

Commitments and Contingencies – Insurance Reserves – Refer to Notes 1 and 14 to the financial statements
Critical Audit Matter Description
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
We identified insurance reserves as a critical audit matter because estimating the reserve for all unresolved claims and IBNR claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether insurance reserves were appropriately recorded as of July 28, 2023.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the insurance reserves included the following, among others:
•
We tested the effectiveness of controls related to insurance reserves, including management’s controls over the claims data provided to the actuary and those over the estimation of unresolved claims and IBNR claims.

•	We evaluated the methods and assumptions used by management to estimate the insurance reserves by:
-	Reconciling the claims data to the actuarial analysis.
-	Comparing management’s selected insurance reserve estimates within the range provided by their third-party actuary to historical trends.
-	Performing a retrospective review by comparing the prior-year recorded amounts to the subsequent claim emergence.
-
Developing, with the assistance of our actuarial specialists, an independent range of estimates of the insurance reserves, utilizing paid and reported loss development factors from the Company’s historical data and industry loss development factors as deemed necessary, and comparing our estimated range to management’s estimates.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 26, 2023

We have served as the Company's auditor since 1974.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
ASSETS	July 28, 2023	July 29, 2022
Current Assets:
Cash and cash equivalents	$25,147	$45,105
Accounts receivable	30,446	32,246
Income taxes receivable	2,062	2,451
Inventories	189,364	213,249
Prepaid expenses and other current assets	35,268	24,225
Total current assets	282,287	317,276
Property and Equipment:
Land	254,813	255,238
Buildings and improvements	807,585	792,211
Restaurant and other equipment	852,442	817,240
Leasehold improvements	438,495	422,485
Construction in progress	26,978	22,404
Total	2,380,313	2,309,578
Less: Accumulated depreciation and amortization	1,408,368	1,339,969
Property and equipment – net	971,945	969,609
Operating lease right-of-use assets, net	889,306	933,524
Goodwill	4,690	4,690
Intangible assets	23,426	21,210
Other assets	46,440	48,602
Total	$2,218,094	$2,294,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$165,484	$169,871
Current portion of long-term debt	75	124
Current operating lease liabilities	46,336	54,571
Taxes withheld and accrued	38,835	60,212
Accrued employee compensation	64,821	51,670
Accrued employee benefits	24,417	25,002
Deferred revenues	95,016	93,615
Dividend payable	29,491	29,960
Other current liabilities	24,491	17,299
Total current liabilities	488,966	502,324
Long-term debt	414,904	423,249
Long-term operating lease liabilities	702,413	722,159
Other long-term obligations	53,730	55,507
Deferred income taxes	74,256	80,193
Commitments and Contingencies (Notes 8 and 14)
Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 2023 – 22,153,625 shares issued and outstanding; 2022 – 22,281,443 shares issued and outstanding	221	223
Additional paid-in capital	3,886	—
Retained earnings	479,718	511,256
Total shareholders’ equity	483,825	511,479
Total	$2,218,094	$2,294,911

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except share data) Fiscal years ended
	July 28, 2023	July 29, 2022	July 30, 2021

Total revenue	$3,442,808	$3,267,786	$2,821,444
Cost of goods sold (exclusive of depreciation and rent)	1,127,617	1,049,884	865,261
Labor and other related expenses	1,208,669	1,149,077	983,120
Other store operating expenses	797,815	758,389	676,301
General and administrative expenses	174,091	157,433	147,825
Gain on sale and leaseback transactions	—	—	(217,722)
Impairment and store closing costs	13,999	—	—
Operating income	120,617	153,003	366,659
Interest expense	17,006	9,620	56,108
Income before income taxes	103,611	143,383	310,551
Provision for income taxes	4,561	11,503	56,038
Net income	$99,050	$131,880	$254,513

Net income per share – basic	$4.47	$5.69	$10.74
Net income per share – diluted	$4.45	$5.67	$10.71

Basic weighted average shares outstanding	22,167,875	23,164,180	23,692,063
Diluted weighted average shares outstanding	22,265,399	23,246,010	23,767,390

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(In thousands) Fiscal years ended
	July 28, 2023	July 29, 2022	July 30, 2021

Net income	$99,050	$131,880	$254,513

Other comprehensive income before income tax expense:
Change in fair value of interest rate swaps	—	—	27,110
Income tax expense	—	—	6,764
Other comprehensive income, net of tax	—	—	20,346
Comprehensive income	$99,050	$131,880	$274,859

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at July 31, 2020	23,697,396	$237	$—	$(20,346)	$438,498	$418,389
Comprehensive Income:
Net income	—	—	—	—	254,513	254,513
Other comprehensive income, net of tax	—	—	—	20,346	—	20,346
Total comprehensive income	—	—	—	20,346	254,513	274,859
Cash dividends declared - $1.00 per share	—	—	—	—	(23,766)	(23,766)
Share-based compensation	—	—	8,729	—	—	8,729
Issuance of share-based compensation awards, net of shares withheld for employee taxes	32,313	—	(2,282)	—	—	(2,282)
Purchases and retirement of common stock	(232,543)	(2)	(29,151)	—	(5,847)	(35,000)
Equity component value of convertible note issuance, net of tax	—	—	53,004	—	—	53,004
Sale of common stock warrant	—	—	31,710	—	—	31,710
Purchase of convertible note hedge	—	—	(62,010)	—	—	(62,010)
Balances at July 30, 2021	23,497,166	$235	$—	$—	$663,398	$663,633
Net income	—	—	—	—	131,880	131,880
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	131,880	131,880
Cash dividends declared - $5.20 per share	—	—	—	—	(121,135)	(121,135)
Share-based compensation	—	—	8,198	—	—	8,198
Issuance of share-based compensation awards, net of shares withheld for employee taxes	32,461	—	(2,599)	—	—	(2,599)
Purchases and retirement of common stock	(1,248,184)	(12)	(5,599)	—	(125,931)	(131,542)
Cumulative-effect of change in accounting principle, net of taxes	—	—	—	—	(36,956)	(36,956)
Balances at July 29, 2022	22,281,443	$223	$—	$—	$511,256	$511,479
Net income	—	—	—	—	99,050	99,050
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	99,050	99,050
Cash dividends declared - $5.20 per share	—	—	—	—	(115,852)	(115,852)
Share-based compensation	—	—	9,045	—	—	9,045
Issuance of share-based compensation awards, net of shares withheld for employee taxes	43,974	—	(2,448)	—	—	(2,448)
Purchases and retirement of common stock	(171,792)	(2)	(2,711)	—	(14,736)	(17,449)
Balances at July 28, 2023	22,153,625	$221	$3,886	$—	$479,718	$483,825

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(In thousands) Fiscal years ended
	July 28, 2023	July 29, 2022	July 30, 2021
Cash flows from operating activities:
Net income	$99,050	$131,880	$254,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,485	103,568	108,604
Amortization of debt discount and issuance costs	1,730	1,755	864
Loss on disposition of property and equipment	6,600	5,637	4,064
Gain on sale and leaseback transactions	—	—	(217,722)
Impairment	11,692	—	—
Share-based compensation	9,045	8,198	8,729
Noncash lease expense	59,767	58,498	55,817
Amortization of asset recognized from gain on sale and leaseback transactions	12,735	12,735	12,735
Changes in assets and liabilities:
Accounts receivable	3,404	(2,039)	(7,016)
Income taxes receivable	389	18,672	7,729
Inventories	23,885	(74,929)	771
Prepaid expenses and other current assets	(11,043)	(2,771)	(3,538)
Other assets	(848)	8,459	(3,997)
Accounts payable	(4,387)	34,695	31,672
Current operating lease liabilities	(8,235)	4,120	8,150
Taxes withheld and accrued	(21,377)	12,181	16,854
Accrued employee compensation	13,151	(13,129)	8,472
Accrued employee benefits	(585)	1,278	(653)
Deferred revenues	1,401	458	(1,605)
Other current liabilities	7,192	(6,591)	2,791
Long-term operating lease liabilities	(49,634)	(59,227)	(59,388)
Other long-term obligations	(2,023)	(32,048)	6,919
Deferred income taxes	(5,937)	(6,147)	67,138
Net cash provided by operating activities	250,457	205,253	301,903
Cash flows from investing activities:
Purchase of property and equipment	(126,987)	(98,341)	(71,409)
Proceeds from insurance recoveries of property and equipment	1,600	1,237	1,279
Proceeds from sale of property and equipment	1,068	105	149,960
Acquisition of business, net of cash acquired	—	(1,500)	(1,500)
Net cash provided by (used in) investing activities	(124,319)	(98,499)	78,330
Cash flows from financing activities:
Proceeds from issuance of long-term debt	180,000	230,000	60,000
Proceeds from issuance of convertible senior notes	—	—	291,605
Taxes withheld from issuance of share-based compensation awards	(2,448)	(2,599)	(2,282)
Principal payments under long-term debt	(190,124)	(185,124)	(924,572)
Proceeds from issuance of warrants	—	—	31,710
Purchase of convertible note hedge	—	—	(62,010)
Purchases and retirement of common stock	(17,449)	(131,542)	(35,000)
Deferred financing costs	—	(2,148)	(420)
Dividends on common stock	(116,075)	(114,829)	(31,667)
Net cash used in financing activities	(146,096)	(206,242)	(672,636)
Net decrease in cash and cash equivalents	(19,958)	(99,488)	(292,403)
Cash and cash equivalents, beginning of year	45,105	144,593	436,996
Cash and cash equivalents, end of year	$25,147	$45,105	$144,593

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$13,596	$7,698	$40,802
Income taxes	6,486	25,948	2,907

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	$9,633	$7,421	$5,806
Change in fair value of interest rate swaps	—	—	27,110
Change in deferred tax asset for interest rate swaps	—	—	(6,764)
Dividends declared but not yet paid	30,233	30,456	24,157

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)

1. Nature of Operations and Summary of Significant Accounting Policies

Cracker Barrel Old Country Store, Inc. and its affiliates (collectively, in the Notes, the “Company”) are principally engaged in the operation and development in the United States (“U.S.”) of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.

Basis of Presentation

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

External impacts to the Company’s operating environment – The Company’s operating results have been impacted by the COVID-19 pandemic and other macroeconomic conditions.  During 2021, the Company’s business began recovering from the COVID-19 pandemic, but the Company continued to see negative impacts on the Company’s sales and traffic as a result of both changes in consumer behavior and federal, state and local governmental authorities’ continuation of various restrictions on travel, group gatherings and dine-in services.  Dining room service was operational to varying degrees, yet most locations were impacted at times by capacity restrictions, social distancing guidelines, and decreased consumer demand for in-person dining.  In 2022, the Company continued to recover from the COVID-19 pandemic; however, the Company believes outbreaks of new variants adversely impacted consumer demand in 2022.  While the Company’s dining rooms operated without COVID-related restrictions in 2023, it is possible that renewed outbreaks, increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in COVID-19-related restrictions including capacity restrictions or otherwise limit the Company’s dine-in services, or negatively affect consumer demand.  In 2023 and 2022, the Company experienced inflationary conditions with respect to the cost for food, ingredients, retail merchandise, transportation, distribution, labor and utilities resulting, in part, from economic pressures related to the COVID-19 pandemic.

Summary of Significant Accounting Policies

Cash and cash equivalents – The Company’s policy is to consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable – Accounts receivable represent their estimated net realizable value.  Accounts receivable are written off when they are deemed uncollectible.

Inventories – Cost of restaurant inventory is determined by the first-in, first-out (“FIFO”) method.  Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which are valued using moving average cost.  Approximately 60% of retail inventories are valued using RIM.  Retail inventories valued using RIM are stated at the lower of cost or market.  Cost of restaurant inventory and retail inventory valued using moving average cost are stated at the lower of cost and net realizable value.  See Note 3 for additional information regarding the components of inventory.

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

Property and equipment – Property and equipment are stated at cost.  For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight-line and double-declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2023	2022	2021
Total depreciation expense	$103,691	$102,297	$107,090
Depreciation expense related to store operations*	96,339	96,243	100,054
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

Impairment of long-lived assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset.  If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down, for an asset to be held and used, to the estimated fair value or, for an asset to be disposed of, to the fair value, net of estimated costs of disposal.  Any loss resulting from impairment is recognized by a charge to income.  During 2023, six Cracker Barrel locations were determined to be impaired and the Company recorded an impairment charge of $11,692, which is included in the impairment and store closing costs line on the Consolidated Statement of Income.

Goodwill and other intangible assets – The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired and the liabilities assumed are recognized and measured at their fair values on the date the Company obtains control in the acquiree.  Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as estimated amounts.  Adjustments to these estimated amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired and the liabilities assumed has been obtained, limited to one year from the acquisition date) are recorded when identified.  Goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired.  Goodwill and other intangibles are evaluated for impairment annually on June 1 or more frequently if events occur or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value.  At July 28, 2023 and July 29, 2022, the Company does not have any reporting units that are at risk of failing step one of the impairment test.  At both July 28, 2023 and July 29, 2022, goodwill of $4,690 consisted of the Company’s acquisition of its 100% ownership of Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept.

Other intangibles primarily consist of the MSBC tradename and liquor licenses.  The MSBC tradename was capitalized as an indefinite-lived intangible asset and, at both July 28, 2023 and July 29, 2022, was $20,960.  The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred.  The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets.  Liquor licenses capitalized as intangible assets were $2,290 and $105, respectively, at July 28, 2023 and July 29, 2022.

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

Due to the Company’s adoption of new accounting guidance for convertible instruments on July 31, 2021, the Company no longer bifurcates the Notes into a liability and an equity component in the Company’s Consolidated Balance Sheets. Upon adoption of this new accounting guidance, the Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs. The equity conversion feature that was recorded to equity, as well as the unamortized debt discount and amortization expense attributable to equity, have been derecognized.

Derivative instruments and hedging activities – The Company is exposed to market risk, such as changes in interest rates and commodity prices.  The Company has interest rate risk relative to its outstanding borrowings under the revolving credit facility (see Note 4).  The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt.  To manage this risk in a cost-efficient manner, prior to 2022, the Company used derivative instruments, specifically interest rate swaps.  In the fourth quarter of 2021, the Company terminated all of its interest rate swaps and issued the Notes (see discussion above under “Convertible Senior Notes” and Note 5 for further information).

Prior to the termination of the interest rate swaps in the fourth quarter of 2021, all of the Company’s interest rate swaps were accounted for as cash flow hedges.  For derivative instruments that were designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings and was presented in the same statement of income line item as the earnings effect of the hedged item. Gains and losses on the derivative instrument representing hedge components excluded from the assessment of effectiveness, if any, are recognized currently in earnings in the same statement of income line item as the earnings effect of the hedged item.  The Company did not elect to reclassify income tax effects resulting from the Tax Cuts and Jobs Act to retained earnings; income tax effects are released on an individual basis to income tax expense.

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

The Company does not hold or use derivative instruments for trading purposes.  The Company also does not have any derivatives not designated as hedging instruments and has not designated any non-derivatives as hedging instruments.  See Note 5 for additional information on the Company’s derivative and hedging activities.

Segment reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Using these criteria, the Company manages its business on the basis of one reportable operating segment (see Note 7 for additional information regarding segment reporting).

Unredeemed gift cards and certificates – Unredeemed gift cards and certificates represent a liability of the Company related to unearned income and are recorded at their expected redemption value. No revenue is recognized in connection with the point-of-sale transaction when gift cards or gift certificates are sold. Any amounts remitted to states under escheat or similar laws reduce the Company’s deferred revenue liability and have no effect on revenue or expense while any amounts that the Company is permitted to retain are recorded as revenue.  See “Revenue recognition” section in this Note for information regarding breakage.

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

Included in restaurant and retail revenue is gift card breakage.  Customer purchases of gift cards, to be utilized at the Company’s stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise.  Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company’s Consolidated Statements of Income over the expected redemption period.  Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For 2023, 2022 and 2021, gift card breakage was $10,713, $9,572, and $6,349, respectively.  Revenue recognized in the Consolidated Statements of Income for 2023, 2022 and 2021, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $40,103, $42,169, and $42,266, respectively.  Deferred revenue related to the Company’s gift cards was $88,566 and $93,569, respectively, at July 28, 2023 and July 29, 2022.

Insurance – The Company self-insures a significant portion of its workers’ compensation and general liability programs.  The Company purchases insurance for individual workers’ compensation claims that exceed $750 or $1,000 depending on the state in which the claim originates.  The Company purchases insurance for individual general liability claims that exceed $500.

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

Leases – The Company’s leases are classified as either finance or operating leases.  The Company has ground leases for its leased stores and office space leases that are recorded as operating leases under various non-cancellable operating leases.  The Company also leases its advertising billboards, vehicle fleets and certain equipment under various non-cancellable operating leases.  To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration.  If the contract has the right to obtain substantially all of the economic benefit from use of the identified asset and the right to direct the use of the identified asset, the Company recognizes a right-of-use asset and lease liability.

The Company’s leases all have varying terms and expire at various dates through 2058. Restaurant leases typically have base terms of ten years with four to five optional renewal periods of five years each.  The Company uses a lease life that generally begins on the commencement date, including the rent holiday periods, and generally extends through certain renewal periods that can be exercised at the Company’s option.  During rent holiday periods, which include the pre-opening period during construction, the Company has possession of and access to the property, but is not obligated to, and normally does not, make rent payments.   The Company has included lease renewal options in the lease term for calculations of the right-of-use asset and liability for which at the commencement of the lease it is reasonably certain that the Company will exercise those renewal options.  Additionally, some of the leases have contingent rent provisions and others require adjustments for inflation or index.   Contingent rent is determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability and corresponding rent expense when it is probable sales have been achieved in amounts in excess of the specified levels.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Advertising – The Company expenses the costs of producing advertising the first time the advertising takes place.  Other advertising costs are expensed as incurred.

Advertising expense for each of the three years was as follows:

	2023	2022	2021
Advertising expense	$89,798	$89,850	$83,630

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

Income taxes – The Company’s provision for income taxes includes employer tax credits for FICA taxes paid on employee tip income and other employer tax credits are accounted for by the flow-through method.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company recognizes (or derecognizes) a tax position taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained (or not sustained) upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company recognizes, net of tax, interest and estimated penalties related to uncertain tax positions in its provision for income taxes.  See Note 12 for additional information regarding income taxes.

Comprehensive income – Comprehensive income includes net income and the effective unrealized portion of the changes in the fair value of the Company’s interest rate swaps. The Company terminated all of its interest rate swaps in 2021.

Net income per share – Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method.  The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. Prior to the adoption of new accounting guidance for convertible instruments in 2022, the Company’s convertible senior notes and related warrants were calculated using the treasury stock method.  Beginning in 2022, the convertible senior notes and related warrants are calculated using the net share settlement option under the if-converted method.  Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted earnings per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $169.80 as of July 28, 2023. Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price of $237.73 was greater than the average market price of the Company’s common stock during the period. See Note 13 for additional information regarding net income per share and Note 4 for additional information regarding the Company’s convertible senior notes.

2. Fair Value Measurements

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

●	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at July 28, 2023 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$9,001	$—	$—	$9,001
Total	$9,001	$—	$—	$9,001
Deferred compensation plan assets** measured at net asset value				27,129
Total assets at fair value	aa	aa	aa	$36,130

The Company’s assets and liabilities measured at fair value on a recurring basis at July 29, 2022 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$18,001	$—	$—	$18,001
Total	$18,001	$—	$—	$18,001
Deferred compensation plan assets** measured at net asset value				27,843
Total assets at fair value	aa	aa	aaa	$45,844

*Consists of money market fund investments.
**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets (see Note 11).

The Company did not have any liabilities measured at fair value on a recurring basis at July 28, 2023 and July 29, 2022.  The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of accounts receivable and accounts payable at July 28, 2023 and July 29, 2022, approximate their carrying amounts because of their short duration.  The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at July 28, 2023 and July 29, 2022.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Notes was $259,311 and $255,894 as of July 28, 2023 and July 29, 2022, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

During 2023, six Cracker Barrel locations were determined to be impaired because of declining operating performance.  Fair value of these locations was determined by sales prices of comparable assets or estimates of discounted future cash flows considering their highest and best use.  Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations.  Additionally, changes in the local and national economies and markets for real estate and other assets can impact the sales prices of the assets.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  Based on its analysis, the Company recorded an impairment charge of $11,692, which is included in the impairment and store closing costs line on the Consolidated Statement of Income.

3. Inventories

Inventories were comprised of the following at:

	July 28, 2023	July 29, 2022
Retail	$145,175	$170,846
Restaurant	24,427	25,284
Supplies	19,762	17,119
Total	$189,364	$213,249

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

At July 28, 2023 and July 29, 2022, the Company had $120,000 and $130,000, respectively, in outstanding borrowings under the 2022 Revolving Credit Facility and 2019 Revolving Credit Facility.

At July 28, 2023, the Company had $31,896 of standby letters of credit, which reduce the Company’s borrowing availability under the 2022 Revolving Credit Facility (see Note 14).  At July 28, 2023, the Company had $548,104 in borrowing availability under the 2022 Revolving Credit Facility.

In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at Term SOFR or prime plus or a rate of 0.5% in excess of the Federal Funds Rate plus an applicable margin based on certain specified financial ratios. At July 28, 2023, the weighted average interest rate on $120,000 of the Company’s outstanding borrowings was 6.79%. At July 29, 2022, the weighted average interest rate on $130,000 of the Company’s outstanding borrowings was 3.49%.

The 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio. At July 28, 2023, the Company was in compliance with all debt covenants under the 2022 Revolving Credit Facility.

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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including for the payment of dividends to holders of the Company’s common stock.  On July 28, 2023, the conversion rate, as adjusted, was 5.8892 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the 2026 Notes offering were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

The Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs in the Consolidated Balance Sheets as of July 28, 2023 and July 29, 2022. The equity conversion feature that was recorded to equity, as well as the unamortized debt discount and amortization expense attributable to equity, have been derecognized.

During any calendar quarter preceding September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following, convert all of a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during 2023, 2022 or 2021. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of July 28, 2023 and July 29, 2022, the Company could not be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt.

The following table includes the outstanding principal amount and carrying value of the Notes as of the period indicated:

	July 28, 2023	July 29, 2022
Liability component
Principal	$300,000	$300,000
Less: Debt issuance costs	5,171	6,901
Net carrying amount	$294,829	$293,099

The effective rate of the Notes over their expected life is 1.23%. The following is a summary of interest expense for the Notes for the year ended July 28, 2023 and July 29, 2022:

	Year Ended July 28, 2023	Year Ended July 29, 2022
Coupon interest	$1,896	$1,896
Amortization of issuance costs	1,730	1,755
Total interest expense	$3,626	$3,651

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. By default, the Warrant Transactions are net share settled and the Company has the option to settle in cash or shares. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. On July 28, 2023, the strike price, as adjusted, of the Warrant Transactions was adjusted to $237.73 per share as a result of dividends declared since the Notes were issued.

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

5. Derivative Instruments and Hedging Activities

During the fourth quarter of 2021, in conjunction with paying down debt under the revolving credit facility, the Company terminated all of its interest rate swap agreements which resulted in the reclassification of the remaining losses from accumulated other comprehensive loss (“AOCL”) to the Consolidated Statements of Income as part of interest expense.   The determination of the amounts reclassified from AOCL to interest expense was based on the Company’s assessment that the forecasted transactions under the hedging relationships were no longer probable.

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

The following table summarizes the pre-tax effects of the Company’s derivative instruments on AOCL for 2021:

Amount of Income Recognized in AOCL on Derivatives (Effective Portion)
2021
Cash flow hedges:
Interest rate swaps	$27,110

The following table summarizes the pre-tax effects of the Company’s derivative instruments on income for 2021:

	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
		2021
Cash flow hedges:
Interest rate swaps	Interest expense	$25,420

The following table summarizes the amounts reclassified out of AOCL related to the Company’s interest rate swaps for the years ended July 30, 2021:

Details about AOCL	July 30, 2021	Affected Line Item in the Consolidated Statement of Income
Loss on cash flow hedges:
Interest rate swaps	$(25,420)	Interest expense
Tax benefit	6,342	Provision for income taxes
	$(19,078)	Net of tax

No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in 2021.

6. Share Repurchases

Subject to the limits imposed by the Company’s revolving credit facility, in September 2021, the Company was authorized by its Board of Directors to repurchase shares at the discretion of management up to $100,000.  In the fourth quarter of 2022, the Company was authorized by its Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000; this authorization replaced the previous unused portion of the previous $100,000 authorization. In 2023, the Company repurchased 171,792 shares of its common stock in the open market at an aggregate cost of $17,449. In 2022, the Company repurchased 1,248,184 shares of its common stock in the open market at an aggregate cost of $131,542. In 2021, the Company repurchased 232,543 shares of its common stock in conjunction with the Company’s offering and sale of the Notes (see Note 4 for further information regarding the Notes) at an aggregate cost of $35,000.

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

Disaggregation of revenue

Total revenue was comprised of the following at:

	2023	2022	2021
Restaurant	$2,740,866	$2,565,628	$2,227,246
Retail	701,942	702,158	594,198
Total revenue	$3,442,808	$3,267,786	$2,821,444

8. Leases

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as it has not yet taken possession. These leases are expected to commence in 2024 and 2025 with undiscounted future payments of $15,714 and $21,673, respectively.

The following table summarizes the components of lease cost for operating leases for the years ended July 28, 2023, July 29, 2022 and July 30, 2021:

	2023	2022	2021
Operating lease cost	$109,908	$108,903	$106,266
Short term lease cost	2,947	2,409	2,363
Variable lease cost	3,669	2,673	2,248
Total lease cost	$116,524	$113,985	$110,877

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the years ended July 28, 2023, July 29, 2022 and July 30, 2021:

	2023	2022	2021
Operating cash flow information:
Gain on sale and leaseback transactions	$—	$—	$217,722
Cash paid for amounts included in the measurement of lease liabilities	95,294	92,600	89,264
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	17,378	19,143	316,563
Lease modifications or reassessments increasing or decreasing right-of-use assets	11,320	11,978	35,059
Lease modifications removing right-of-use assets	(413)	(670)	(544)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of July 28, 2023, July 29, 2022 and July 30, 2021:

	2023	2022	2021
Weighted-average remaining lease term	16.88 Years	17.38 Years	18.17 Years
Weighted-average discount rate	5.09%	4.90%	4.84%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of July 28, 2023:

Year	Total
2024	$82,360
2025	73,888
2026	70,198
2027	67,451
2028	66,858
Thereafter	773,692
Total future minimum lease payments	1,134,447
Less imputed remaining interest	(385,698)
Total present value of operating lease liabilities	$748,749

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

In 2000, the Company completed a sale and leaseback transaction involving 65 of its owned Cracker Barrel stores.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for a term of 21 years.  The leases for these stores included specified renewal options for up to 20 additional years.  On July 29, 2020, the Company entered into an agreement with the original lessor and a third-party financier to obtain ownership of 64 of the 65 Cracker Barrel properties and simultaneously entered into a sale and leaseback transaction with the financier for an aggregate purchase price, net of closing costs, of $198,083. The Company purchased the remaining property for approximately $3,200. In connection with the sale and leaseback transaction, the Company entered into lease agreements for each of the properties for initial terms of 20 years and renewal options up to 50 years. The aggregate initial annual rent payment for the properties is approximately $14,379 and includes 1% annual rent increases over the initial lease terms.  All the properties qualified for sale and leaseback and operating lease accounting classification and the Company recorded a gain on the sale and leaseback transaction of $69,954 which is recorded in the gain on sale and leaseback transactions line in the Consolidated Statements of Income.  The Company also recorded operating lease right-of-use assets and corresponding operating lease liabilities of $261,698 and $182,649, respectively.

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

The 2020 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,033,441 shares, the number of shares that were available for issuance as of September 24, 2020 (the “Cutoff Date”) pursuant to the Prior Plan, plus the number of shares that became available for issuance pursuant to the terms of the Prior Plan following the Cutoff Date and prior to the effective date.  However, this share reserve is increased by shares awarded under this and the Prior Plan which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation after the effective date of the 2020 Omnibus Plan.  Additionally, this share reserve was decreased by shares granted from the 2020 Omnibus Plan after the effective date. At July 28, 2023, the number of shares authorized for future issuance under the Company’s active plan is 1,016,341.  At July 28, 2023, the number of outstanding awards under the 2020 Omnibus Plan and the Prior Plan was 161,738 and 37,464, respectively.

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

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at July 28, 2023:

Long-Term Performance Plan (“LTPP”)	Performance Period	Vesting Period (in Years)
2023 LTPP	2023 – 2025	3
2022 LTPP	2022 – 2024	3

The following table summarizes the shares that have been accrued under the 2023 LTPP and 2022 LTPP at July 28, 2023:

2023 LTPP	3,410
2022 LTPP	15,135

A summary of the Company’s nonvested stock activity as of July 28, 2023, and changes during 2023 are presented in the following table:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
Unvested at July 29, 2022	123,942	$131.21
Granted	111,117	104.95
Vested	(33,289)	148.60
Forfeited	(21,113)	108.81
Unvested at July 28, 2023	180,657	$114.47

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2023	2022	2021
Total fair value of nonvested stock	$4,947	$6,166	$3,200

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2023	2022	2021
Total compensation expense	$9,045	$8,198	$8,729

The following table highlights the total unrecognized compensation expense related to the outstanding nonvested stock awards and nonvested stock units and the weighted-average periods over which the expense is expected to be recognized as of July 28, 2023:

Nonvested Stock Awards
Total unrecognized compensation	$8,038
Weighted-average period in years	1.82

During 2023, the Company issued 43,974 shares of its common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net reduction to shareholders’ equity of $2,448.

10. Shareholder Rights Plan

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

Exercise Price

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Preferred Share”) for $600.00 (the “Exercise Price”) once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

Exercisability

The Rights will not be exercisable until ten days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 20% or more of the Company’s outstanding common stock.

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

At July 28, 2023, none of the Rights were exercisable.

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

11. Employee Savings Plans

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion.  Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock.  In 2023, 2022 and 2021, the Company matched 50% of employee contributions for each participant in the 401(k) Savings Plan up to a total of 5% of the employee’s compensation and matched 25% of employee contributions in the Non-Qualified Savings Plan up to a total of 6% of the employee’s compensation. Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations.  The market value of the trust assets for the Non-Qualified Savings Plan of $27,129 is included in other assets and the related liability to the participants of $27,129 is included in other long-term obligations in the Consolidated Balance Sheets.  Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2023	2022	2021
401(k) Savings Plan	$4,963	$4,713	$4,071
Non-Qualified Savings Plan	230	285	259

12. Income Taxes

The components of the provision for income taxes for each of the three years were as follows:

	2023	2022	2021
Current:
Federal	$6,925	$16,462	$(13,505)
State	3,573	1,188	2,405
Deferred:
Federal	(4,902)	(4,543)	57,580
State	(1,035)	(1,604)	9,558
Total provision for income taxes	$4,561	$11,503	$56,038

A reconciliation of the Company’s provision for income taxes and income taxes based on the statutory U.S. federal rate of 21.0% in 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Provision computed at federal statutory income tax rate	$21,758	$30,110	$65,216
State and local income taxes, net of federal benefit	2,069	1,452	10,589
Federal net operating loss benefit	—	—	(5,402)
Employer tax credits for FICA taxes paid on employee tip income	(16,772)	(15,395)	(12,323)
Other employer tax credits	(3,673)	(4,929)	(3,234)
Tax audit settlement	—	(1,939)	—
Other-net	1,179	2,204	1,192
Total provision for income taxes	$4,561	$11,503	$56,038

The decrease in the Company’s provision for income taxes in 2023 as compared to 2022 is primarily due to the decrease in income before income taxes. The decrease in the Company’s provision for income taxes in 2022 as compared to 2021 is primarily due to the decrease in income before income taxes and the benefit of higher income tax credits.

Significant components of the Company’s net deferred tax liability consisted of the following at:

	July 28, 2023	July 29, 2022
Deferred tax assets:
Compensation and employee benefits	$6,406	$7,329
Accrued liabilities	15,843	15,770
Operating lease liabilities	186,813	193,794
Insurance reserves	7,360	7,115
Inventory	3,204	3,002
Deferred tax credits and carryforwards	30,720	24,896
Other	11,057	13,875
Deferred tax assets	$261,403	$265,781

Deferred tax liabilities:
Property and equipment	$100,185	$101,268
Inventory	6,028	5,517
Operating lease right-of-use asset	221,882	232,914
Other	7,564	6,275
Deferred tax liabilities	335,659	345,974
Net deferred tax liability	$74,256	$80,193

The Company has a deferred tax asset of $20,508 reflecting federal income tax credit carryforwards that expire in 2043. The Company has state income tax net operating loss carryforwards (“NOL”) of $84,630 and has recorded a deferred tax asset of $4,762 reflecting this benefit. These state NOLs generally expire in years beginning 2037 and after.

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets. As of July 28, 2023 and July 29, 2022, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $9,675 and $10,858, respectively.

Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	July 28, 2023	July 29, 2022	July 30, 2021
Balance at beginning of year	$10,858	$14,477	$17,835
Tax positions related to the current year: Additions	710	1,152	1,596
Reductions	—	—	—
Tax positions related to the prior year: Additions	52	17	—
Reductions	(298)	(1,241)	(1,045)
Settlements	—	(1,942)	(1,786)
Expiration of statute of limitations	(1,647)	(1,605)	(2,123)
Balance at end of year	$9,675	$10,858	$14,477

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate.  The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2023	2022	2021
Uncertain tax positions	$7,644	$8,578	$11,437

The Company had $7,896, $7,133, and $7,755 in interest and penalties accrued as of July 28, 2023, July 29, 2022, and July 30, 2021, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $764, $(622) and $545 in its provision for income taxes on July 28, 2023, July 29, 2022 and July 30, 2021, respectively.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at July 28, 2023 by approximately $3,000 to $5,000 within the next twelve months.  At July 28, 2023, the Company was subject to income tax examinations for its U.S. federal income taxes after 2018 and for state and local income taxes generally after 2018.

13. Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2023	2022	2021
Net income per share numerator	$99,050	$131,880	$254,513

Net income per share denominator:
Basic weighted average shares outstanding	22,167,875	23,164,180	23,692,063
Add potential dilution:
Nonvested stock awards and units	97,524	81,830	75,327
Diluted weighted average shares outstanding	22,265,399	23,246,010	23,767,390

14. Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

The Company maintains insurance coverage for various aspects of its business and operations.  The Company has elected, however, to retain all or a portion of losses that occur through the use of various deductibles, limits and retentions under its insurance programs.  This situation may subject the Company to some future liability for which it is only partially insured, or completely uninsured.  The Company intends to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of its contracts.  See Note 1 for a further discussion of insurance and insurance reserves.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of July 28, 2023, the Company had $31,896 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and the July 29, 2020 and August 4, 2021 sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 4).

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

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of July 28, 2023, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to material weaknesses) during the quarter ended July 28, 2023 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, both of which may be viewed on our website.  They set the tone for our organization and include factors such as integrity and ethical values.  Our internal control over financial reporting is supported by formal policies and procedures, which are reviewed, modified and improved as changes occur in business conditions and operations.  Neither our disclosure controls and procedures nor our internal controls, however, can or will prevent all errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the benefits of controls relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion based on this evaluation.  We have concluded that our internal control over financial reporting was effective as of July 28, 2023, based on these criteria.

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
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of July 28 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 28, 2023 of the Company and our report dated September 26, 2023 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 26, 2023

ITEM 9B.	OTHER INFORMATION

During the fiscal quarter ended July 28, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2023 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Certain Relationships and Related Transactions—Code of Ethics” and, if applicable, “Delinquent Section 16(a) Reports.” The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Information About our Executive Officers.”

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  The Code of Business Conduct and Ethics is available on our website at www.crackerbarrel.com under the Investors – Corporate Governance section.  We intend to satisfy the disclosure requirements under the Exchange Act regarding amendment to, or waiver from a material provision of our Code of Business Conduct and Ethics involving our principal executive, financial or accounting officer or controller by posting such information on our website.

The Company has adopted a Statement of Policy Regarding Insider Trading and integrated Special Trading Procedures Policy that governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.  A copy of the Company’s Statement of Policy Regarding Insider Trading and integrated Special Trading Procedures Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2023 Proxy Statement: “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in the section of the 2023 Proxy Statement entitled “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2023 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2023 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2023 Proxy Statement.  No other portion of the section of the 2023 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K.  Deloitte & Touche LLP (PCAOB ID No. 34) is our principal accountant.

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

10(c)	Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (8)

10(d)	Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (9)

10(e)	Cracker Barrel Old Country Store, Inc. 2020 Omnibus Stock and Incentive Plan† (10)

10(f)	Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (11)

10(g)	Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (12)

10(h)	Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (13)

10(i)	Amendment to Deferred Compensation Plan† (14)

10(j)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (15)

10(k)	Form of Severance Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (16)

10(l)	Form of Change of Control Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (17)

10(m)	Agreement for Purchase and Sale of Real Property, dated May 28, 2020 (18)

10(n)	First Amendment for Purchase and Sale of Real Property, dated July 29, 2020 (19)

10(o)	Amended and Restated Master Lease Agreement, dated as of August 4, 2020* (20)

10(p)	Master Lease Agreement, dated as of November 11, 2020* (21)

10(q)	First Amendment to Amended and Restated Master Lease Agreement, dated as of November 11, 2020* (22)

10(r)	Form of Convertible Note Hedge Transactions Confirmation (23)

10(s)	Form of Warrant Transactions Confirmation (24)

10(t)	Nomination and Cooperation Agreement dated September 28, 2022, by and among Cracker Barrel Old Country Store, Inc. and the persons and entities listed on Schedule A thereto (25)

10(u)	Employment Agreement dated as July 17, 2023, between the Company and Julie Masino† *(26)

10(v)	Employment Agreement dated as of July 17, 2023, between the Company and Sandra B. Cochran† (27)

10(y)	Supplemental Severance Agreement dated as of September 21, 2023, between the Company and Craig Pommells† (filed herewith)

10(w)	Form of Transitional Letter Agreement between the Company and certain executive officers of the Company† (28)

10(x)	Form of Consulting Agreement between the Company and certain executives of the Company† (29)

19	Insider Trading Policy (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97	Cracker Barrel Old Country Store, Inc. Nasdaq Executive Compensation Recovery Policy (filed herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 000-25225).

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on June 7, 2022.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 9, 2021.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

(5)	Incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

(6)	Incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 30, 2021.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 17, 2022.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended May 1, 2009 (Commission File No. 000-25225).

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on November 23, 2020 (Commission File No. 001-25225).

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010 (Commission File No. 000-25225).

(12)	Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(13)	Incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(14)	Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act for the fiscal year ended July 29, 2011 (Commission File No. 000-25225).

(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 31, 2013 (Commission File No. 000-25225).

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018 (Commission File No. 001-25225).

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act for the quarterly period ended April 27, 2018 (Commission File No. 001-25225).

(18)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020.

(19)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K filed under the Exchange Act on August 5, 2020.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on December 3, 2020.

(22)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on December 3, 2020.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on September 28, 2022.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 18, 2023.

(27)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 18, 2023.

(28)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 18, 2023.

(29)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 18, 2023.

†Denotes management contract or compensatory plan, contract or arrangement.
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K.  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of September, 2023.

CRACKER BARREL OLD COUNTRY STORE, INC.
By:	/s/Sandra B. Cochran
Sandra B. Cochran,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 26th day of September, 2023.

Name	Title

/s/Sandra B. Cochran Sandra B. Cochran	President, Chief Executive Officer and Director

/s/Craig A. Pommells Craig A. Pommells	Senior Vice President, Chief Financial Officer and Principal Accounting Officer

/s/Thomas H. Barr Thomas H. Barr	Director

/s/Carl T. Berquist Carl T. Berquist	Director

/s/Jody L. Bilney Jody L. Bilney	Director

/s/Meg G. Crofton Meg G. Crofton	Director

/s/Gilbert R. Dávila Gilbert R. Dávila	Director

/s/William W. McCarten William W. McCarten	Director and Chairman of the Board

/s/William W. Moreton William W. Moreton	Director

/s/Coleman H. Peterson Coleman H. Peterson	Director

/s/Gisel Ruiz Gisel Ruiz	Director

/s/Darryl Wade Darryl L. Wade	Director

/s/Andrea M. Weiss Andrea M. Weiss	Director