Form 10-Q
period 2023-10-27
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2023-11-30
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 27, 2023

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

22,185,112 Shares of Common Stock
Outstanding as of November 22, 2023

CRACKER BARREL OLD COUNTRY STORE, INC.

Index
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	October 27, 2023	July 28, 2023*
Current Assets:
Cash and cash equivalents	$13,914	$25,147
Accounts receivable	32,218	30,446
Inventories	207,269	189,364
Prepaid expenses and other current assets	34,288	37,330
Total current assets	287,689	282,287
Property and equipment	2,398,254	2,380,313
Less: Accumulated depreciation and amortization	1,429,813	1,408,368
Property and equipment – net	968,441	971,945
Operating lease right-of-use assets, net	891,371	889,306
Goodwill	4,690	4,690
Intangible assets	24,517	23,426
Other assets	42,923	46,440
Total assets	$2,219,631	$2,218,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$143,294	$165,484
Other current liabilities	318,604	323,482
Total current liabilities	461,898	488,966

Long-term debt	475,340	414,904
Long-term operating lease liabilities	696,871	702,413
Other long-term obligations	125,270	127,986

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,185,112 shares issued and outstanding at October 27, 2023, and 22,153,625 shares issued and outstanding at July 28, 2023	222	221
Additional paid-in capital	4,006	3,886
Retained earnings	456,024	479,718
Total shareholders’ equity	460,252	483,825
Total liabilities and shareholders’ equity	$2,219,631	$2,218,094

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 28, 2023, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2023.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended
	October 27,	October 28,
	2023	2022

Total revenue	$823,839	$839,519
Cost of goods sold (exclusive of depreciation and rent)	255,559	281,540
Labor and other related expenses	304,447	291,708
Other store operating expenses	203,685	196,704
General and administrative expenses	48,735	45,948
Operating income	11,413	23,619
Interest expense, net	4,938	3,532
Income before income taxes	6,475	20,087
Provision for income taxes	1,019	2,958
Net income	$5,456	$17,129

Net income per share:
Basic	$0.25	$0.77
Diluted	$0.25	$0.77

Weighted average shares:
Basic	22,165,852	22,193,774
Diluted	22,263,690	22,292,654

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 28, 2023	22,153,625	$221	$3,886	$479,718	$483,825
Comprehensive Income:
Net income	—	—	—	5,456	5,456
Total comprehensive income	—	—	—	5,456	5,456
Cash dividends declared - $1.30 per share	—	—	—	(29,150)	(29,150)
Share-based compensation	—	—	1,622	—	1,622
Issuance of share-based compensation awards, net of shares withheld for employee taxes	31,487	1	(1,502)	—	(1,501)
Balances at October 27, 2023	22,185,112	$222	$4,006	$456,024	$460,252

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 29, 2022	22,281,443	$223	$—	$511,256	$511,479
Comprehensive Income:
Net income	—	—	—	17,129	17,129
Total comprehensive income	—	—	—	17,129	17,129
Cash dividends declared - $1.30 per share	—	—	—	(28,689)	(28,689)
Share-based compensation	—	—	2,422	—	2,422
Issuance of share-based compensation awards, net of shares withheld for employee taxes	34,982	—	(2,380)	—	(2,380)
Purchases and retirement of common stock	(120,958)	(1)	(42)	(12,405)	(12,448)
Balances at October 28, 2022	22,195,467	$222	$—	$487,291	$487,513

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 27,	October 28,
	2023	2022
Cash flows from operating activities:
Net income	$5,456	$17,129
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	26,669	24,791
Amortization of debt issuance costs	436	431
Loss on disposition of property and equipment	1,632	683
Share-based compensation	1,622	2,422
Noncash lease expense	15,180	15,013
Amortization of asset recognized from gain on sale and leaseback transactions	3,184	3,184
Changes in assets and liabilities:
Inventories	(17,905)	(17,761)
Other current assets	1,358	(2,470)
Accounts payable	(22,190)	(34,391)
Other current liabilities	(4,832)	2,242
Other long-term assets and liabilities	(26,407)	(11,873)
Net cash used in operating activities	(15,797)	(600)

Cash flows from investing activities:
Purchase of property and equipment	(24,718)	(21,779)
Proceeds from insurance recoveries of property and equipment	81	153
Proceeds from sale of property and equipment	39	166
Net cash used in investing activities	(24,598)	(21,460)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	156,000	60,000
Principal payments under long-term debt	(96,000)	—
Taxes withheld from issuance of share-based compensation awards	(1,501)	(2,380)
Purchases and retirement of common stock	—	(12,448)
Dividends on common stock	(29,337)	(29,512)
Net cash provided by financing activities	29,162	15,660

Net decrease in cash and cash equivalents	(11,233)	(6,400)
Cash and cash equivalents, beginning of period	25,147	45,105
Cash and cash equivalents, end of period	$13,914	$38,705

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,458	$1,378
Income taxes	$42	$2,002

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$4,316	$4,594
Dividends declared but not yet paid	$30,046	$29,633

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended July 28, 2023 (the “2023 Form 10-K”).  The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2023 Form 10-K.  References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at October 27, 2023 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$1	$—	$—	$1
Deferred compensation plan assets**				23,581
Total assets at fair value				$23,582

The Company’s assets measured at fair value on a recurring basis at July 28, 2023 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$9,001	$—	$—	$9,001
Deferred compensation plan assets**				27,129
Total assets at fair value				$36,130

*	Consists of money market fund investments.
**	Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

Index
The Company’s money market fund investments are measured at fair value using quoted market prices.  The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The Company did not have any liabilities measured at fair value on a recurring basis at October 27, 2023 and July 28, 2023. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at October 27, 2023 and July 28, 2023, respectively.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the Notes was $247,530 and $259,311, respectively, as of October 27, 2023 and July 28, 2023.

3.	Inventories

Inventories were comprised of the following at:

	October 27, 2023	July 28, 2023
Retail	$158,352	$145,175
Restaurant	29,274	24,427
Supplies	19,643	19,762
Total	$207,269	$189,364

4.	Debt

On June 17, 2022, the Company entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”) with substantially the same terms and financial covenants as our previous amended $800,000 revolving credit facility, which it replaced.  The 2022 Revolving Credit Facility also contains an option to increase the revolving credit facility by $200,000. The Company’s outstanding borrowings under the 2022 Revolving Credit Facility were $180,000 and $120,000 on October 27, 2023 and July 28, 2023, respectively.

As of October 27, 2023, the Company had $32,466 of standby letters of credit, which reduce the Company’s borrowing availability under the 2022 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit).  As of October 27, 2023, the Company had $487,534 in borrowing availability under the 2022 Revolving Credit Facility.

In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greater of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case, plus an applicable margin based on the Company's consolidated total leverage ratio. At October 27, 2023, the weighted average interest rate on the Company’s outstanding borrowings was 6.93%.

The 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio. At October 27, 2023, the Company was in compliance with all financial covenants under the 2022 Revolving Credit Facility.

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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of October 27, 2023, the conversion rate, as adjusted, was 5.9975 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the  Notes offering were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

The Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs.

The following table includes the outstanding principal amount and carrying value of the Notes as of the dates indicated:

	October 27, 2023	July 28, 2023
Liability component
Principal	$300,000	$300,000
Less: Debt issuance costs (1)	4,735	5,171
Net carrying amount	$295,265	$294,829
(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

The effective rate of the Notes over their expected life is 1.23%. The following is a summary of interest expense for the Notes for specified periods:

	Quarter Ended October 27, 2023	Quarter Ended October 28, 2022
Coupon interest	$474	$474
Amortization of issuance costs	436	431
Total interest expense	$910	$905

Index
 During any calendar quarter commencing after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the quarter immediately following, convert all or a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during the first quarter of 2024, 2023, 2022 or 2021. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of October 27, 2023, the Company could not be required to settle the Notes and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlay the Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of October 27, 2023, the strike price, as adjusted, of the Warrant Transactions was $233.43 per share as a result of dividends declared since the Notes were issued.

 The portion of the net proceeds to the Company from the offering of the Notes that was used to pay the premium on the Convertible Note Hedge Transactions, net of the proceeds to the Company from the Warrant Transactions, was approximately $30,310. The net costs incurred in connection with the Convertible Note Hedge Transactions and Warrant Transactions were recorded as a reduction to additional paid-in capital in 2021.

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended
	October 27, 2023	October 28, 2022
Revenue:
Restaurant	$660,793	$662,234
Retail	163,046	177,285
Total revenue	$823,839	$839,519

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. For the quarter ended October 27, 2023, gift card breakage was $3,170. For the quarter ended October 28, 2022, gift card breakage was $1,305.

Deferred revenue related to the Company’s gift cards was $81,809 and $88,566, respectively, at October 27, 2023 and July 28, 2023. Revenue recognized in the Condensed Consolidated Statements of Income for the three months ended October 27, 2023 and October 28, 2022, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $14,847 and $16,489.

Loyalty Program

During the first quarter of 2024, the Company launched its customer loyalty program, Cracker Barrel Rewards, which allows members to earn points (“pegs”) for each qualifying purchase in store or online. Pegs earned are then converted to rewards upon reaching certain thresholds. These rewards may be redeemed on future restaurant or retail purchases in store or online.

The estimation of the standalone selling price of pegs and other rewards issued to customers involves several assumptions, primarily the estimated value of the product for which the reward is expected to be redeemed and the probability that the pegs or reward will expire. These inputs are subject to change over time due to factors such as increased costs or changes in customer behavior.

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of October 27, 2023, deferred revenue related to the loyalty program was $419 and is included in other current liabilities on the Condensed Consolidated Balance Sheet.

Index
8.	Leases

The Company has ground leases for its leased stores and office space leases that are recorded as operating leases under various non-cancellable operating leases.  The Company also leases advertising billboards, vehicle fleets, and certain equipment under various non-cancellable operating leases.  Additionally, the Company completed sale-leaseback transactions in 2009, 2020 and 2021 (see section below entitled “Sale and Leaseback Transactions”); all the properties qualified for sale and leaseback and operating lease accounting classification.  To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration.  If the contract has the right to obtain substantially all of the economic benefit from use of the identified asset and the right to direct the use of the identified asset, the Company recognizes a right-of-use asset and lease liability.

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2024 and 2025 with undiscounted future payments of $5,968 and $20,050, respectively.

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

The following table summarizes the components of lease cost for operating leases for the quarters ended October 27, 2023 and October 28,2022:

	Quarter Ended	Quarter Ended
	October 27, 2023	October 28, 2022
Operating lease cost	$27,768	$27,526
Short term lease cost	194	227
Variable lease cost	837	1,110
Total lease cost	$28,799	$28,863

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the quarter ended October 27, 2023 as compared to the same period in the prior year:

	Quarter Ended	Quarter Ended
	October 27, 2023	October 28, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$24,347	$23,746
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	3,651	3,991
Lease modifications or reassessments increasing or (decreasing) right-of-use assets	16,917	(516)
Lease modifications removing right-of-use assets	(144)	(77)

Index
The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of October 27, 2023 and October 28, 2022:

	October 27, 2023	October 28, 2022
Weighted-average remaining lease term	16.24 Years	17.31 Years
Weighted-average discount rate	5.13%	4.97%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of October 27, 2023:

Year	Total
Remainder of 2024	$71,335
2025	78,101
2026	71,410
2027	68,069
2028	67,235
Thereafter	780,610
Total future minimum lease payments	1,136,760
Less imputed remaining interest	(382,421)
Total present value of operating lease liabilities	$754,339

Sale and Leaseback Transactions

In 2009, the Company completed sale-leaseback transactions involving 15 of its owned Cracker Barrel stores and its retail distribution center.  Under the transactions, the land, buildings and improvements at the locations were sold and leased back for terms of 20 and 15 years, respectively. Equipment was not included. The leases include specified renewal options for up to 20 additional years.

In 2020, the Company entered into an agreement with the original lessor and a third party financier to obtain ownership of 64 of the 65 Cracker Barrel properties previously covered in the original sale and leaseback arrangement and simultaneously entered into a sale and leaseback transaction with the financier. The Company purchased the remaining property. In connection with this sale and leaseback transaction, the Company entered into lease agreements for each of the properties for initial terms of 20 years and renewal options up to 50 years.

In 2021, the Company completed a sale and leaseback transaction involving 62 of its owned Cracker Barrel stores. Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for initial terms of 20 years and renewal options up to 50 years.

9.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The Company’s convertible senior notes and related warrants are calculated using the net share settlement option under the if converted method. Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted earnings per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $166.74 as of October 27, 2023. Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price of $233.43 was greater than the average market price of the Company’s common stock during the period. See Note 4 for additional information regarding the Company’s convertible senior notes.

Index
The following table reconciles the components of diluted earnings per share computations:

	Quarter Ended
	October 27, 2023	October 28, 2022
Net income per share numerator	$5,456	$17,129

Net income per share denominator:
Weighted average shares	22,165,852	22,193,774
Add potential dilution:
Nonvested stock awards and units	97,838	98,880
Diluted weighted average shares	22,263,690	22,292,654

10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of October 27, 2023, the Company had $32,466 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and certain sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2022 Revolving Credit Facility (see Note 4).

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of October 27, 2023.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc., and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  As of October 27, 2023, we operated 661 Cracker Barrel stores in 45 states and 60 Maple Street Biscuit Company (“MSBC”) locations in ten states.

All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores).  References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2023 (the “2023 Form 10-K”).  Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation.  These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements that, by their nature, involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements.  All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology.  We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements.  In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with inflationary conditions with respect to the price of commodities, transportation, distribution and labor; disruptions to our restaurant or retail supply chain; the COVID-19 pandemic, including the duration of the COVID-19 pandemic and its ultimate impact on our business; our ability to identify, acquire and sell successful new lines of retail merchandise and new menu items at our restaurants; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease, as well as the possible effects of such events on the price or availability of ingredients used in our restaurants; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance our indebtedness, in whole or in part; our reliance on limited distribution facilities and certain significant vendors; information technology-related incidents, including data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, wage and hour matters, health and safety, animal welfare, pensions, insurance or other undeterminable areas; the effects of plans intended to promote or protect our brands and products; the actual results of pending, future or threatened litigation or governmental investigations and the costs and effects of negative publicity or our ability to manage the impact of social media associated with these activities; the impact of activist shareholders; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to retain key personnel; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; general or regional economic weakness, business and societal conditions and the weather impact on sales and customer travel; discretionary income or personal expenditure activity of our customers; economic or psychological effects of natural disasters or other unforeseen events such as terrorist acts, social unrest or war and the military or government responses to such events; changes in foreign exchange rates affecting our future retail inventory purchases; workers’ compensation, group health and utility price changes; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of the 2023 Form 10-K, as well as the factors described under “Critical Accounting Estimates” on pages 23-25 of this report or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

During the first quarter of 2024, we continued to make progress in key areas of the business, such as store-level operational excellence, improving the guest experience, enhancing our menu and marketing, maintaining a strong value proposition, growing our off-premise business, launching our Cracker Barrel Rewards loyalty program, providing unique retail merchandise and thoughtfully expanding MSBC.

We believe there is significant uncertainty surrounding the macroeconomic outlook for the coming quarters, but we remain focused on delivering long-term growth and returns for shareholders.

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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the quarter ended October 27, 2023 as compared to the same period in the prior year:

	Quarter Ended
	October 27,	October 28,
	2023	2022
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	31.0	33.5
Labor and other related expenses	37.0	34.8
Other store operating expenses	24.7	23.4
General and administrative expenses	5.9	5.5
Operating income	1.4	2.8
Interest expense, net	0.6	0.4
Income before income taxes	0.8	2.4
Provision for income taxes	0.1	0.4
Net income	0.7%	2.0%

The following table sets forth the change in the number of units in operation during the quarters ended October 27, 2023 and October 28, 2022 as well as the number of units at the end of the quarters ended October 27, 2023 and October 28, 2022:
	Quarter Ended
	October 27,	October 28,
	2023	2022
Net change in units:
Cracker Barrel	1	—
MSBC	1	3

Units in operation at end of the period:
Cracker Barrel	661	664
MSBC	60	54
Total units at end of the period	721	718

Index
Total Revenue

Total revenue for the first quarter of 2024 decreased 1.9% as compared to the same period in the prior year.  The following table highlights the key components of revenue for the quarter ended October 27, 2023 as compared to the same period in the prior year:

	Quarter Ended
	October 27, 2023	October 28, 2022
Revenue in dollars:
Restaurant	$660,793	$662,234
Retail	163,046	177,285
Total revenue	$823,839	$839,519
Total revenue by percentage relationships:
Restaurant	80.2%	78.9%
Retail	19.8%	21.1%
Average unit volumes(1):
Restaurant	$975.6	$974.9
Retail	246.7	266.8
Total revenue	$1,222.3	$1,241.7
Comparable store sales increase (decrease)(2):
Restaurant	(0.5%)	7.1%
Retail	(8.1%)	4.3%
Restaurant and retail	(2.1%)	6.5%
Average check increase	6.6%	8.9%
Comparable restaurant guest traffic decrease(2):	(7.1%)	(1.8%)

(1) Average unit volumes include sales of all stores except for MSBC.
(2) Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC.

For the first quarter of 2024, our comparable store restaurant sales decreased as a result of a 7.1% guest traffic decrease partially offset by a 6.6% average check increase (including a 6.8% average menu price increase) as compared to the prior year period.  Our retail sales are made substantially to our restaurant guests.  For the first quarter of 2024, our comparable store retail sales decrease resulted primarily from the guest traffic decrease.  The traffic decrease reflects lower consumer demand due to the impact of macroeconomic factors, including inflationary pressures, higher interest rates, higher consumer debt levels, lower savings rates and the risk of recession.  During the first quarter of 2024, we experienced sequential monthly improvements in traffic which we believe was largely driven by actions taken to improve the effectiveness of our marketing and our emphasis on the guest experience.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the first quarter of 2024 as compared to the same period in the prior year:

	Quarter Ended
	October 27, 2023	October 28, 2022
Cost of Goods Sold in dollars:
Restaurant	$173,441	$192,516
Retail	82,118	89,024
Total Cost of Goods Sold	$255,559	$281,540
Cost of Goods Sold by percentage of revenue:
Restaurant	26.2%	29.1%
Retail	50.4%	50.2%

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in the first quarter of 2024 as compared to the same period in the prior year was primarily the result of commodity deflation of 2.3% as compared to significant commodity inflation of 16.7% the prior year quarter.  We presently expect the rate of commodity inflation to be in the low-single digits in 2024.

Index
The increase in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2024 as compared to the same period in the prior year resulted primarily from higher freight expense partially offset by a decrease in the provision for obsolete inventory.

First Quarter Increase (Decrease) as a Percentage of Total Retail Revenue
Freight expense	0.4%
Provision for obsolete inventory	(0.3%)

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the first quarter of 2024 as compared to the same period in the prior year:

	Quarter Ended
	October 27, 2023	October 28, 2022
Labor and related expenses	37.0%	34.8%

This percentage change for the first quarter of 2024 as compared to the same period in the prior year resulted primarily from the following:
First Quarter Increase as a Percentage of Total Revenue
Store hourly labor	1.5%
Store management compensation	0.4%
Employee health care expense	0.2%

The increases in store hourly labor and store management compensation as a percentage of total revenue for the first quarter of 2024 as compared to the same period in the prior year resulted primarily from higher staffing levels and the investment of additional labor hours to improve the guest experience.

We presently expect the rate of wage inflation to be in the mid-single digits in 2024.

The increase in employee health care expenses as a percentage of total revenue for the first quarter of 2024 as compared to the same period in the prior year resulted primarily from higher claims.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, operating supplies, advertising, third-party delivery fees, credit and gift card fees, real and personal property taxes and general insurance.  Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the first quarter of 2024 as compared to the same period in the prior year:

	Quarter Ended
	October 27, 2023	October 28, 2022
Other store operating expenses	24.7%	23.4%

Index
This percentage change for the first quarter of 2024 as compared to the same period in the prior year resulted primarily from the following:

First Quarter Increase as a Percentage of Total Revenue
Advertising expense	0.8%
Store occupancy costs	0.2%
General insurance expense	0.1%

The increase in advertising expense as a percentage of total revenue for the first quarter of 2024 as compared to the same period in the prior year resulted primarily from higher media spending and costs associated with the launch of Cracker Barrel Rewards, our new customer loyalty program.  Higher media spending also reflected a shift in the timing of holiday television advertising which occurred in the first quarter of 2024 as compared to the second quarter in the prior year.

The increase in store occupancy costs as a percentage of total revenue for the first quarter of 2024 as compared to the same period in the prior year was primarily due to deleveraging resulting from a decrease in total revenue in the first quarter of 2024 as compared to the same period in the prior year.

The increase in general insurance expense as a percentage of total revenue for the first quarter of 2024 as compared to the same period in the prior year was primarily driven by higher claims.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the first quarter of 2024 as compared to the same period in the prior year:

	Quarter Ended
	October 27, 2023	October 28, 2022
General and administrative expenses	5.9%	5.5%

The increase in general administrative expenses as a percentage of total revenue in the first quarter of 2024 as compared to the same period in the prior year resulted primarily from severance costs related to corporate restructuring.

Interest Expense, Net

The following table highlights interest expense in dollars for the first quarter of 2024 as compared to the same period in the prior year:
	Quarter Ended
	October 27, 2023	October 28, 2022
Interest expense, net	$4,938	$3,532

The increase in interest expense for the first quarter of 2024 as compared to the same period in the prior year resulted primarily from higher average weighted interest rates under our 2022 Revolving Credit Facility (as defined below).

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the first quarter of 2024 as compared to the same period in the prior year:

	Quarter Ended
	October 27, 2023	October 28, 2022
Effective tax rate	15.7%	14.7%

Index
The increase in the effective tax rate in the first quarter of 2024 as compared to the same period in the prior year was primarily due to the tax deficiency related to equity compensation and the disproportionate impact on the rate resulting from lower earnings in the current year period partially offset by the disproportionate benefit of employment credits in relation to income before taxes in the current year period.

We presently expect our effective tax rate for 2024 to be approximately 2% to 5%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2022 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at July 28, 2023 and borrowings under our revolving credit facility, were sufficient to finance all of our growth, dividend payments, working capital needs, interest payments under our revolving credit facility and other cash payment obligations in the first three months of 2024.  We believe that cash on hand at October 27, 2023, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans and working capital needs over the next twelve months.  We believe that cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility will be sufficient to finance our continuing operations, dividend payments, capital expenditures, interest expense on long-term debt obligations, operating lease obligations, continuing expansion plans and working capital needs beyond the next twelve months.  Our ability to draw on our revolving credit facility is subject to the satisfaction of provisions of the credit facility, as amended, and we believe we will be able to refinance our revolving credit facility and other debt instruments prior to their maturity.

Cash Used In Operations

Our operating activities used net cash of $15,797 for the first three months of 2024 as compared to $600 net cash used during the first three months of 2023.  This change resulted primarily from lower net income and higher bonus payments made in the first quarter of 2024 as a result of the prior year’s performance.

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

At October 27, 2023, we had $180,000 of outstanding borrowings under the 2022 Revolving Credit Facility and $32,466 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and certain sale and leaseback transactions, which reduce our borrowing availability under the 2022 Revolving Credit Facility.  At October 27, 2023, we had $487,534 in borrowing availability under our 2022 Revolving Credit Facility.  During the first three months of 2024, we borrowed $156,000 and repaid $96,000 under the 2022 Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

Our 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio.  We were in compliance with the 2022 Revolving Credit Facility’s financial covenants at October 27, 2023, and we expect to be in compliance with the 2022 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

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

Index
Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $24,637 for the first three months of 2024 as compared to $21,626 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures in the first three months of 2024 as compared to the first three months of 2023 resulted primarily from increased capital expenditures for existing stores.  We estimate that our capital expenditures during 2024 will be approximately $120,000 to $135,000.  This estimate includes the acquisition of sites and construction costs of new Cracker Barrel and MSBC locations that have opened or that we expect to open during 2024, as well as for acquisition and construction costs for new Cracker Barrel and MSBC locations that we plan to open in 2025.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2022 Revolving Credit Facility, as necessary.

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

During the first three months of 2024, we paid a regular dividend of $1.30 per share and declared a dividend of $1.30 per share that was subsequently paid on November 7, 2023, to shareholders of record on October 20, 2023.  In addition, in the second quarter of 2024, our Board of Directors approved a regular dividend payable on February 13, 2024 to shareholders of record on January 19, 2024 of $1.30 per share.

On June 2, 2023, our Board of Directors renewed until June 2, 2024 our authorization to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000.    We did not repurchase any shares of our common stock in the first quarter of 2024.

During the first three months of 2024, we issued 31,487 shares of our common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,501.

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

We had negative working capital of $174,209 at October 27, 2023 as compared to negative working capital of $206,679 at July 28, 2023.  The change in working capital at October 27, 2023 as compared to July 28, 2023 primarily resulted from the timing of payments for accounts payable and higher retail inventories which reflect our normal seasonal build of retail inventory to support our expected holiday sales.

Index
Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2023.  Refer to the sub-section entitled “Material Commitments” under the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2023 Form 10-K for additional information regarding our material commitments.

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

Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements contained in the 2023 Form 10-K.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

Index
We have not made any material changes in our methodology for assessing impairments during the first three months of 2024, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first three months of 2024 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first three months of 2024 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

There have been no material changes in our quantitative and qualitative market risks since July 28, 2023.  For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At October 27, 2023, our outstanding borrowings totaled $180,000 under our 2022 Revolving Credit Facility (see Note 4 to the Condensed Consolidated Financial Statements).  Loans under the 2022 Revolving Credit Facility bear interest, at our election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greater of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case plus an applicable margin based on the Company’s consolidated total leverage ratio.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 4 and 8 to our Condensed Consolidated Financial Statements).  In the fourth quarter of 2021, we issued and sold the 0.625% Convertible Senior Notes due in 2026 (the “Notes”).  The impact of a one-percentage point increase or decrease in the $180,000 of our outstanding borrowings under our revolving credit facility is approximately $1,800 on a pre-tax annualized basis.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of October 27, 2023, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 27, 2023 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2023 Form 10-K.

ITEM 5.	Other Information

During the quarter ended October 27, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.1	Confidential Separation Agreement and Release, between Jennifer Tate and the Company, dated as of August 28, 2023† (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Denotes management contract or compensatory plan, contract or arrangement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: November 30, 2023	By:	/s/Craig A. Pommells
Craig A. Pommells, Senior Vice President, Chief Financial Officer

Date: November 30, 2023	By:	/s/Brian T. Vaclavik
Brian T. Vaclavik, Vice President, Corporate Controller and
Principal Accounting Officer