Form 10-Q
period 2024-01-26
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2024-02-27
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 26, 2024

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

22,201,086 Shares of Common Stock
Outstanding as of February 20, 2024

CRACKER BARREL OLD COUNTRY STORE, INC.

Index
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	January 26, 2024	July 28, 2023*
Current Assets:
Cash and cash equivalents	$12,602	$25,147
Accounts receivable	41,524	30,446
Inventories	172,702	189,364
Prepaid expenses and other current assets	40,972	37,330
Total current assets	267,800	282,287
Property and equipment	2,412,806	2,380,313
Less: Accumulated depreciation and amortization	1,447,139	1,408,368
Property and equipment – net	965,667	971,945
Operating lease right-of-use assets, net	877,580	889,306
Goodwill	4,690	4,690
Intangible assets	24,498	23,426
Other assets	44,824	46,440
Total assets	$2,185,059	$2,218,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$136,388	$165,484
Taxes withheld and accrued	26,336	38,835
Other current liabilities	296,113	284,647
Total current liabilities	458,837	488,966

Long-term debt	452,278	414,904
Long-term operating lease liabilities	689,499	702,413
Other long-term obligations	122,478	127,986

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,201,086 shares issued and outstanding at January 26, 2024, and 22,153,625 shares issued and outstanding at July 28, 2023	222	221
Additional paid-in capital	8,541	3,886
Retained earnings	453,204	479,718
Total shareholders’ equity	461,967	483,825
Total liabilities and shareholders’ equity	$2,185,059	$2,218,094

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 28, 2023, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2023.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	January 26,	January 27,	January 26,	January 27,
	2024	2023	2024	2023

Total revenue	$935,401	$933,868	$1,759,240	$1,773,387
Cost of goods sold (exclusive of depreciation and rent)	314,851	326,555	570,410	608,095
Labor and other related expenses	323,196	313,967	627,643	605,675
Other store operating expenses	214,056	208,857	417,741	405,561
General and administrative expenses	52,536	45,518	101,271	91,466
Operating income	30,762	38,971	42,175	62,590
Interest expense, net	5,067	4,408	10,005	7,940
Income before income taxes	25,695	34,563	32,170	54,650
Provision for income taxes (income tax benefit)	(839)	4,072	180	7,030
Net income	$26,534	$30,491	$31,990	$47,620

Net income per share:
Basic	$1.20	$1.38	$1.44	$2.15
Diluted	$1.19	$1.37	$1.44	$2.14

Weighted average shares:
Basic	22,196,758	22,173,280	22,181,305	22,183,527
Diluted	22,295,532	22,251,835	22,279,611	22,272,244

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 28, 2023	22,153,625	$221	$3,886	$479,718	$483,825
Comprehensive Income:
Net income	—	—	—	5,456	5,456
Total comprehensive income	—	—	—	5,456	5,456
Cash dividends declared - $1.30 per share	—	—	—	(29,150)	(29,150)
Share-based compensation	—	—	1,622	—	1,622
Issuance of share-based compensation awards, net of shares withheld for employee taxes	31,487	1	(1,502)	—	(1,501)
Balances at October 27, 2023	22,185,112	$222	$4,006	$456,024	$460,252
Comprehensive Income:
Net income	—	—	—	26,534	26,534
Total comprehensive income	—	—	—	26,534	26,534
Cash dividends declared - $1.30 per share	—	—	—	(29,354)	(29,354)
Share-based compensation	—	—	4,631	—	4,631
Issuance of share-based compensation awards, net of shares withheld for employee taxes	15,974	—	(96)	—	(96)
Balances at January 26, 2024	22,201,086	$222	$8,541	$453,204	$461,967

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 29, 2022	22,281,443	$223	$—	$511,256	$511,479
Comprehensive Income:
Net income	—	—	—	17,129	17,129
Total comprehensive income	—	—	—	17,129	17,129
Cash dividends declared - $1.30 per share	—	—	—	(28,689)	(28,689)
Share-based compensation	—	—	2,422	—	2,422
Issuance of share-based compensation awards, net of shares withheld for employee taxes	34,982	—	(2,380)	—	(2,380)
Purchases and retirement of common stock	(120,958)	(1)	(42)	(12,405)	(12,448)
Balances at October 28, 2022	22,195,467	$222	$—	$487,291	$487,513
Comprehensive Income:
Net income	—	—	—	30,491	30,491
Total comprehensive income	—	—	—	30,491	30,491
Cash dividends declared - $1.30 per share	—	—	—	(29,179)	(29,179)
Share-based compensation	—	—	2,689	—	2,689
Issuance of share-based compensation awards, net of shares withheld for employee taxes	6,167	—	(20)	—	(20)
Purchases and retirement of common stock	(50,834)	(1)	(2,669)	(2,331)	(5,001)
Balances at January 27, 2023	22,150,800	$221	$—	$486,272	$486,493

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 26,	January 27,
	2024	2023
Cash flows from operating activities:
Net income	$31,990	$47,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,428	50,361
Amortization of debt issuance costs	874	862
Loss on disposition of property and equipment	2,898	2,225
Share-based compensation	6,253	5,111
Noncash lease expense	30,162	29,845
Amortization of asset recognized from gain on sale and leaseback transactions	6,368	6,368
Changes in assets and liabilities:
Inventories	16,662	25,998
Other current assets	(14,195)	(12,567)
Accounts payable	(29,096)	(34,398)
Taxes withheld and accrued	(12,499)	(29,056)
Other current liabilities	11,407	32,563
Long-term operating lease liabilities	(37,905)	(23,515)
Other long-term assets and liabilities	(5,468)	(595)
Net cash provided by operating activities	61,879	100,822

Cash flows from investing activities:
Purchase of property and equipment	(51,453)	(48,878)
Proceeds from insurance recoveries of property and equipment	373	509
Proceeds from sale of property and equipment	91	226
Net cash used in investing activities	(50,989)	(48,143)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	243,500	90,000
Principal payments under long-term debt	(207,000)	(60,049)
Taxes withheld from issuance of share-based compensation awards	(1,597)	(2,400)
Purchases and retirement of common stock	—	(17,449)
Dividends on common stock	(58,338)	(58,482)
Net cash used in financing activities	(23,435)	(48,380)

Net increase (decrease) in cash and cash equivalents	(12,545)	4,299
Cash and cash equivalents, beginning of period	25,147	45,105
Cash and cash equivalents, end of period	$12,602	$49,404

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,351	$5,415
Income taxes	$5,634	$3,855

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$3,563	$3,257
Dividends declared but not yet paid	$30,387	$29,842

*See Note 8 for additional supplemental disclosures related to leases.

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except percentages, share and per share data)
(Unaudited)
1.	Condensed Consolidated Financial Statements

Cracker Barrel Old Country Store, Inc., and its affiliates (collectively, in these Notes to Condensed Consolidated Financial Statements, the “Company”) are principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept in the United States.

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

Recent Accounting Pronouncements Not Yet Adopted

Segment Disclosures

In November 2023, the Financial Accounting Standards Boards (“FASB”) issued new reportable segment disclosure requirements which require incremental segment information related to measuring segment performance on an annual and interim basis.  These new disclosure requirements are effective for fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024.  These disclosure requirements should be applied on a retrospective basis.  The Company is currently evaluating the effect of adopting these new disclosure requirements on its annual consolidated financial statements and related disclosures in 2025 as well as interim disclosures in the first quarter of 2026.

Income Tax Disclosures

In December 2023, the FASB issued new income tax disclosure requirements which require disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures.  These new disclosure requirements are effective for annual periods beginning after December 15, 2024 and allow for adoption on a prospective basis, with a retrospective option.  The Company is currently evaluating the effect of adopting these new disclosure requirements on its consolidated financial statements and related disclosures in 2026.

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at January 26, 2024 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$1	$—	$—	$1
Deferred compensation plan assets**				25,204
Total assets at fair value				$25,205

Index
The Company’s assets measured at fair value on a recurring basis at July 28, 2023 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$9,001	$—	$—	$9,001
Deferred compensation plan assets**				27,129
Total assets at fair value				$36,130

*	Consists of money market fund investments.
**	Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company’s money market fund investments are measured at fair value using quoted market prices.  The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The Company did not have any liabilities measured at fair value on a recurring basis at January 26, 2024 and July 28, 2023. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 26, 2024 and July 28, 2023, respectively.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the Notes was $259,704 and $259,311 as of January 26, 2024 and July 28, 2023, respectively.

3.	Inventories

Inventories were comprised of the following as of the dates indicated:

	January 26, 2024	July 28, 2023
Retail	$128,344	$145,175
Restaurant	25,285	24,427
Supplies	19,073	19,762
Total	$172,702	$189,364

4.	Debt

On June 17, 2022, the Company entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”).  The 2022 Revolving Credit Facility contains an option to increase the revolving credit facility by $200,000.  The Company’s outstanding borrowings under the 2022 Revolving Credit Facility were $156,500 and $120,000 on January 26, 2024 and July 28, 2023, respectively.

As of January 26, 2024, the Company had $32,466 of standby letters of credit, which reduce the Company’s borrowing availability under the 2022 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit).  As of January 26, 2024, the Company had $511,034 in borrowing availability under the 2022 Revolving Credit Facility.

In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greater of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case, plus an applicable margin based on the Company’s consolidated total leverage ratio. At January 26, 2024, the weighted average interest rate on the Company’s outstanding borrowings on the 2022 Revolving Credit Facility was 6.96%.

The 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio.  At January 26, 2024, the Company was in compliance with all financial covenants under the 2022 Revolving Credit Facility.

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

Convertible Senior Notes

On June 18, 2021, the Company completed a $300,000 principal aggregate amount private offering of 0.625% convertible Senior Notes due in 2026 (the “Notes”). The Notes are governed by the terms of an indenture (the “Indenture”) between the Company and U.S. Bank National Association as the Trustee. The Notes will mature on June 15, 2026, unless earlier converted, repurchased or redeemed. The Notes bear cash interest at an annual rate of 0.625%, payable semi-annually in arrears on June 15 and December 15 of each year.

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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of January 26, 2024, the conversion rate, as adjusted, was 6.1071 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the Notes offering were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

The Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs.

The following table includes the outstanding principal amount and carrying value of the Notes as of the dates indicated:

	January 26, 2024	July 28, 2023
Liability component Principal	$300,000	$300,000
Less: Debt issuance costs (1)	4,297	5,171
Net carrying amount	$295,703	$294,829
(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

Index
The effective rate of the Notes over their expected life is 1.23%. The following is a summary of interest expense for the Notes for specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Coupon interest	$474	$474	$948	$948
Amortization of issuance costs	438	431	874	862
Total interest expense	$912	$905	$1,822	$1,810

 During any calendar quarter commencing after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the quarter immediately following, convert all or a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during the first six months of 2024 or during 2023, 2022 or 2021. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of January 26, 2024, the Company could not be required to settle the Notes and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlay the Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of January 26, 2024, the strike price, as adjusted, of the Warrant Transactions was $229.24 per share as a result of dividends declared since the Notes were issued.

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Revenue:
Restaurant	$730,669	$718,002	$1,391,462	$1,380,236
Retail	204,732	215,866	367,778	393,151
Total revenue	$935,401	$933,868	$1,759,240	$1,773,387

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and six months ended January 26, 2024, gift card breakage was $5,436 and $8,606, respectively.  For the quarter and six months ended January 27, 2023, gift card breakage was $2,183 and $3,488, respectively.

Deferred revenue related to the Company’s gift cards was $105,755 and $88,566, respectively, at January 26, 2024 and July 28, 2023.  Revenue recognized in the Condensed Consolidated Statements of Income for the six months ended January 26, 2024 and January 27, 2023, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $24,945 and $27,507.

Index
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

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of January 26, 2024, deferred revenue related to the loyalty program was $731 and is included in other current liabilities on the Condensed Consolidated Balance Sheet.

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

The Company has entered into agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession.  These leases are expected to commence in 2024, 2025 and 2026 with undiscounted future payments of $5,988, $11,163 and $8,887, respectively.

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

Index
The following table summarizes the components of lease cost for operating leases for the specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Operating lease cost	$27,644	$27,363	$55,412	$54,889
Short term lease cost	2,881	2,270	3,075	2,497
Variable lease cost	846	844	1,683	1,954
Total lease cost	$31,371	$30,477	$60,170	$59,340

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$24,274	$23,761	$48,621	$47,507
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	2,139	5,474	5,790	9,465
Lease modifications or reassessments increasing right-of-use assets	3,521	4,214	20,438	3,698
Lease modifications removing right-of-use assets	(1,270)	(214)	(1,414)	(291)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of dates indicated:

	January 26, 2024	January 27, 2023
Weighted-average remaining lease term	16.12 Years	17.22 Years
Weighted-average discount rate	5.17%	5.04%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of January 26, 2024:

Year	Total
Remainder of 2024	$47,885
2025	80,076
2026	72,223
2027	68,583
2028	67,441
Thereafter	784,395
Total future minimum lease payments	1,120,603
Less imputed remaining interest	(376,619)
Total present value of operating lease liabilities	$743,984

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

Index
In 2021, the Company completed a sale and leaseback transaction involving 62 of its owned Cracker Barrel stores. Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for initial terms of 20 years and renewal options up to 50 years.

9.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The Company’s convertible senior notes and related warrants are calculated using the net share settlement option under the if converted method. Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted earnings per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $163.74 as of January 26, 2024. Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price of $229.24 was greater than the average market price of the Company’s common stock during the period. See Note 4 for additional information regarding the Company’s convertible senior notes.

The following table reconciles the components of diluted earnings per share computations for the specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Net income per share numerator	$26,534	$30,491	$31,990	$47,620

Net income per share denominator:
Weighted average shares	22,196,758	22,173,280	22,181,305	22,183,527
Add potential dilution:
Nonvested stock awards and units	98,774	78,555	98,306	88,717
Diluted weighted average shares	22,295,532	22,251,835	22,279,611	22,272,244

10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of January 26, 2024, the Company had $32,466 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and certain sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2022 Revolving Credit Facility.  See Note 4 for additional information regarding the Company’s 2022 Revolving Credit Facility.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of January 26, 2024.

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc., and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  As of January 26, 2024, we operated 662 Cracker Barrel stores in 45 states and 63 Maple Street Biscuit Company (“MSBC”) locations in ten states.

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

During the second quarter of 2024, we continued to make progress in key areas of the business, such as store-level operational excellence, improving the guest experience, enhancing our menu and marketing, maintaining a strong value proposition, growing our off-premise business, leveraging our Cracker Barrel Rewards loyalty program, providing unique retail merchandise and thoughtfully expanding MSBC.  Additionally, we continued to make progress on the strategic transformation initiative that began during the first quarter of 2024.  This data-driven initiative includes a comprehensive review of the business and a wide-ranging assessment of near-term and long-term opportunities and strategic objectives.

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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 26,	January 27,	January 26,	January 27,
	2024	2023	2024	2023
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	33.7	35.0	32.4	34.3
Labor and other related expenses	34.5	33.6	35.7	34.1
Other store operating expenses	22.9	22.4	23.7	22.9
General and administrative expenses	5.6	4.8	5.8	5.2
Operating income	3.3	4.2	2.4	3.5
Interest expense, net	0.6	0.5	0.6	0.4
Income before income taxes	2.7	3.7	1.8	3.1
Provision for income taxes (income tax benefit)	(0.1)	0.4	—	0.4
Net income	2.8%	3.3%	1.8%	2.7%

Index
The following table sets forth the change in the number of units in operation for the specified periods:

	Quarter Ended		Six Months Ended
	January 26,	January 27,	January 26,	January 27,
	2024	2023	2024	2023
Net change in units:
Cracker Barrel	1	1	2	1
MSBC	3	2	4	5

Units in operation at end of the period:
Cracker Barrel	662	665	662	665
MSBC	63	56	63	56
Total units at end of the period	725	721	725	721

Total Revenue

Total revenue for the second quarter and the first six months of 2024 increased 0.2% and decreased 0.8%, respectively, as compared to the same periods in the prior year.

The following table highlights the key components of revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Revenue in dollars:
Restaurant	$730,669	$718,002	$1,391,462	$1,380,236
Retail	204,732	215,866	367,778	393,151
Total revenue	$935,401	$933,868	$1,759,240	$1,773,387
Total revenue by percentage relationships:
Restaurant	78.1%	76.9%	79.1%	77.8%
Retail	21.9%	23.1%	20.9%	22.2%
Average unit volumes(1):
Restaurant	$1,079.0	$1,057.3	$2,054.7	$2,032.2
Retail	309.0	324.6	555.7	591.5
Total revenue	$1,388.0	$1,381.9	$2,610.4	$2,623.7
Comparable store sales increase (decrease) (2):
Restaurant	1.2%	8.4%	0.4%	7.7%
Retail	(5.3%)	4.1%	(6.6%)	4.2%
Restaurant and retail	(0.3%)	7.4%	(1.2%)	6.9%
Average check increase	5.2%	10.1%	5.9%	9.5%
Comparable restaurant guest traffic (decrease)(2):	(4.0%)	(1.7%)	(5.5%)	(1.8%)

(1) Average unit volumes include sales of all stores except for MSBC.
(2) Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC.

For the second quarter and first six months of 2024, our comparable store restaurant sales increases resulted from the average check increases partially offset by the guest traffic decreases as compared to the prior year periods.  For the second quarter and first six months of 2024, the average check increases included average menu price increases of 4.8% and 5.8%, respectively.

Our retail sales are made substantially to our restaurant guests.  For the second quarter and the first six months of 2024, our comparable store retail sales decreases resulted primarily from the guest traffic decreases during these periods.

The decreases in guest traffic are primarily the result of lower consumer demand due to the impact of macroeconomic factors, including inflationary pressures, higher interest rates, higher consumer debt levels, lower savings rates and the risk of recession.

Index
Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Cost of Goods Sold in dollars:
Restaurant	$205,870	$210,070	$379,311	$402,586
Retail	108,981	116,485	191,099	205,509
Total Cost of Goods Sold	$314,851	$326,555	$570,410	$608,095
Cost of Goods Sold by percentage of revenue:
Restaurant	28.2%	29.3%	27.3%	29.2%
Retail	53.2%	54.0%	52.0%	52.3%

The decreases in restaurant cost of goods sold as a percentage of restaurant revenue in the second quarter and first six months of 2024 as compared to the same periods in the prior year were primarily the result of lower commodity inflation and our menu price increases referenced above.  Commodity inflation was 1.4% in the second quarter of 2024 and commodity deflation was 0.4% in first six months of 2024 as compared to significant commodity inflation of 12.5% and 14.5% in the second quarter and first six months of 2023, respectively.

We presently expect the rate of commodity inflation to be flat to 2% in 2024.

The decrease in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2024 as compared to the same period in the prior year resulted primarily from higher initial margin partially offset by higher markdowns.

Second Quarter (Decrease) Increase as a Percentage of Total Retail Revenue
Higher initial margin	(1.3%)
Markdowns	0.6%

The decrease in retail cost of goods sold as a percentage of retail revenue in the first six months of 2024 as compared to the same period in the prior year resulted primarily from higher initial margin partially offset by higher discounts, higher markdowns, higher inventory shrinkage and higher freight expense.

First Six Months (Decrease) Increase as a Percentage of Total Revenue
Higher initial margin	(1.5%)
Discounts	0.3%
Markdowns	0.3%
Inventory shrinkage	0.3%
Freight expense	0.2%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the specified periods:

Index
	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Labor and related expenses	34.5%	33.6%	35.7%	34.1%

This percentage change for the second quarter of 2024 as compared to the same period in the prior year resulted primarily from the following:

Second Quarter Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	1.3%
Store management compensation	0.2%
Other wages	(0.6%)

This percentage change for the first six months of 2024 as compared to the same period in the prior year resulted from the following:

First Six Months Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	1.3%
Store management compensation	0.3%
Payroll taxes	0.1%
Employee health care expense	0.1%
Other wages	(0.3%)

The increases in store hourly labor and store management compensation as a percentage of total revenue for the second quarter and first six months of 2024 as compared to the same periods in the prior year resulted primarily from wage inflation, higher staffing levels and the investment of additional labor hours to improve the guest experience.

We presently expect the rate of wage inflation to be approximately 5% in 2024.

During 2024, we revised our employee benefits policy which resulted in a one-time reduction in other wages expense for the second quarter and first six months of 2024 as compared to the same periods in the prior year.

The increase in payroll taxes as a percentage of total revenue for the first six months of 2024 as compared to the same period in the prior year resulted primarily from the increases in store hourly labor and store management compensation as compared to the same period in the prior year.

The increase in employee health care expenses as a percentage of total revenue for the first six months of 2024 as compared to the same period in the prior year resulted primarily from higher claims.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, operating supplies, advertising, third-party delivery fees, credit and gift card fees, real and personal property taxes and general insurance.  Occupancy costs include maintenance, utilities, depreciation and rent.

Index
The following table highlights other store operating expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Other store operating expenses	22.9%	22.4%	23.7%	22.9%

This percentage change for the second quarter of 2024 as compared to the same period in the prior year resulted primarily from the following:

Second Quarter Increase (Decrease) as a Percentage of Total Revenue
Advertising expense	0.9%
Store occupancy costs	(0.3%)

The percentage change for the first six months of 2024 as compared to the same period in the prior year resulted primarily from an increase in advertising expense.

The increases in advertising expense as a percentage of total revenue for the second quarter and first six months of 2024 as compared to the same periods in the prior year resulted primarily from higher media spending and costs associated with our new customer loyalty program, Cracker Barrel Rewards.

The decrease in store occupancy costs as a percentage of total revenue for the second quarter of 2024 as compared to the same period in the prior year resulted primarily from a decrease in utilities expense due to general rate deflation for natural gas and electricity.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
General and administrative expenses	5.6%	4.8%	5.8%	5.2%

This percentage change for the second quarter of 2024 as compared to the same period in the prior year resulted primarily from the following:

Second Quarter Increase as a Percentage of Total Revenue
Professional fees	0.5%
Incentive compensation expense	0.2%

This percentage change for the first six months of 2024 as compared to the same period in the prior year resulted primarily from the following:

First Six Months Increase as a Percentage of Total Revenue
Professional fees	0.3%
Payroll and related expense	0.2%

The increases in professional fees as a percentage of total revenue in the second quarter and first six months of 2024 as compared to the same periods in the prior year resulted primarily from costs associated with the Company’s strategic transformation initiative.

Index
The increase in incentive compensation as a percentage of total revenue in the second quarter of 2024 as compared to the same period in the prior year resulted primarily from Chief Executive Officer transition costs incurred in 2024.

The increase in payroll and related expense as a percentage of total revenue in the first six months of 2024 as compared to the same period in the prior year resulted primarily from severance costs related to corporate restructuring.

Interest Expense, Net

The following table highlights interest expense in dollars for the specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Interest expense, net	$5,067	$4,408	$10,005	$7,940

The increases in interest expense for the second quarter and the first six months of 2024 as compared to the same periods in the prior year resulted primarily from higher average weighted interest rates under our 2022 Revolving Credit Facility (as defined below).

Provision for Income Taxes

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the specified periods:

	Quarter Ended		Six Months Ended
	January 26, 2024	January 27, 2023	January 26, 2024	January 27, 2023
Effective tax rate	(3.3%)	11.8%	0.6%	12.9%

The decreases in the effective tax rate in the second quarter and first six months of 2024 as compared to the same periods in the prior year were primarily due to state audit settlements and the disproportionate benefit of employment credits in relation to income before taxes in the current year periods.

We presently expect our effective tax rate for 2024 to be approximately 1% to 4%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2022 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at July 28, 2023 and borrowings under our revolving credit facility, were sufficient to finance all of our growth, dividend payments, working capital needs, interest payments under our revolving credit facility and other cash payment obligations in the first six months of 2024.  We believe that cash on hand at January 26, 2024, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans and working capital needs over the next twelve months.  We believe that cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility will be sufficient to finance our continuing operations, dividend payments, capital expenditures, interest expense on long-term debt obligations, operating lease obligations, continuing expansion plans and working capital needs beyond the next twelve months.  Our ability to draw on our 2022 Revolving Credit Facility is subject to the satisfaction of provisions of the credit facility, as amended, and we believe we will be able to refinance our 2022 Revolving Credit Facility and other debt instruments prior to their maturity.

Cash Provided By Operations

Our operating activities provided net cash of $61,879 for the first six months of 2024 as compared to $100,822 net cash provided during the first six months of 2023.  This decrease resulted primarily from lower net income, lower decrease in retail inventory levels and higher bonus payments made in the first quarter of 2024 as a result of the prior year’s performance.

Index
Borrowing Capacity, Debt Covenants and Notes

On June 17, 2022, we entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”).  The 2022 Revolving Credit Facility contains an option for the Company to increase the revolving credit facility by $200,000.

At January 26, 2024, we had $156,500 of outstanding borrowings under the 2022 Revolving Credit Facility and $32,466 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and certain sale and leaseback transactions, which reduce our borrowing availability under the 2022 Revolving Credit Facility.  At January 26, 2024, we had $511,034 in borrowing availability under our 2022 Revolving Credit Facility.  During the first six months of 2024, we borrowed $243,500 and repaid $207,000 under the 2022 Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

Our 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio.  We were in compliance with the 2022 Revolving Credit Facility’s financial covenants at January 26, 2024, and we expect to be in compliance with the 2022 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

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

Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $51,080 for the first six months of 2024 as compared to $48,369 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The increase in capital expenditures in the first six months of 2024 as compared to the first six months of 2023 resulted primarily from increased capital expenditures for existing stores.  We estimate that our capital expenditures during 2024 will be approximately $120,000 to $135,000.  This estimate includes the acquisition of sites and construction costs of new Cracker Barrel and MSBC locations that have opened or that we expect to open during 2024, as well as for acquisition and construction costs for new Cracker Barrel and MSBC locations that we plan to open in 2025.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2022 Revolving Credit Facility, as necessary.

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

During the first six months of 2024, we paid a regular dividend of $2.60 per share and declared a dividend of $1.30 per share that was subsequently paid on February 13, 2024, to shareholders of record on January 19, 2024.  In addition, during the third quarter of 2024, our Board of Directors approved a regular dividend payable on May 7, 2024 to shareholders of record as of April 12, 2024 of $1.30 per share.

Index
On June 2, 2023, our Board of Directors renewed our authorization to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000 until June 2, 2024.  We did not repurchase any shares of our common stock in the first six months of 2024.

During the first six months of 2024, we issued 47,461 shares of our common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,597.

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

We had negative working capital of $191,037 at January 26, 2024 as compared to negative working capital of $206,679 at July 28, 2023.  The change in working capital at January 26, 2024 as compared to July 28, 2023 primarily resulted from the timing of payments for accounts payable partially offset by the decrease in retail inventory levels.

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

Critical Accounting Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures.  We base our estimates and judgments on historical experience, current trends, outside advice from parties believed to be experts in such matters, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  However, because future events and their effects cannot be determined with certainty, actual results could differ from those assumptions and estimates, and such differences could be material.

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

We have not made any material changes in our methodology for assessing impairments during the first six months of 2024, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first six months of 2024 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first six months of 2024 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Index
Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At January 26, 2024, our outstanding borrowings totaled $156,500 under our 2022 Revolving Credit Facility (see Note 4 to the Condensed Consolidated Financial Statements).  Loans under the 2022 Revolving Credit Facility bear interest, at our election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greater of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case plus an applicable margin based on the Company’s consolidated total leverage ratio.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 4 and 8 to our Condensed Consolidated Financial Statements).  In the fourth quarter of 2021, we issued and sold the 0.625% Convertible Senior Notes due in 2026 (the “Notes”).  The impact of a one-percentage point increase or decrease in the $156,500 of our outstanding borrowings under our revolving credit facility is approximately $1,600 on a pre-tax annualized basis.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 26, 2024, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 26, 2024 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2023 Form 10-K.

ITEM 5.  Other Information

During the quarter ended January 26, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Index
Amendment and Termination of 2021 Rights Agreement and 2024 Rights Agreement

The information set forth below in this Item 5 is included herein in lieu of a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement, Item 1.02 Termination of a Material Definitive Agreement and Item 3.03 Material Modification to Rights of Security Holders.

2024 Rights Agreement

On February 22, 2024, the Board of Directors of the Company (the “Board of Directors”) unanimously determined to extend the Company’s shareholder rights plan for a further three-year term, subject to the approval of the Company’s shareholders at the Company’s upcoming 2024 annual meeting.  In connection with this determination, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of February 27, 2024 (the “Rights Agreement”), by and between the Company and Equiniti Trust Company, LLC, as rights agent. The dividend is payable on March 8, 2024 to the Company’s shareholders of record as of the close of business on March 8, 2024.  The Rights Agreement is intended to replace the Company’s Rights Agreement, dated as of April 9, 2021 (the “2021 Rights Agreement”), and it will become effective 5:00 p.m., New York City time, on February 27, 2024 (the “Effective Time”).  To facilitate the entry into the Rights Agreement, the Board of Directors also approved an Amendment and Termination (the “Amendment”) to the 2021 Rights Agreement, which accelerates the expiration date of the 2021 Rights Agreement from the close of business on April 9, 2024 to immediately prior to the Effective Time, at which time the 2021 Rights Agreement will expire and be of no further force or effect.  Other than extending the term, the Rights Agreement makes no changes to the material terms and conditions of the 2021 Rights Agreement.

As it did previously in 2012, 2015, 2018 and 2021, the Board of Directors has adopted the Rights Agreement in response to the persistent threat that a third party could accumulate a substantial, and potentially controlling, position in the Company through market purchases that do not reflect a control premium offered to all shareholders.  In making its decision, the Board of Directors considered, among other factors, the strong support from the Company’s shareholders for the prior rights plans in those years.  In general terms, the Rights Agreement implements all of the same features and protective measures of the 2021 Rights Agreement, imposing significant dilution upon any person or group that acquires 20% or more of the outstanding common stock of the Company without the approval of the Board of Directors. The Rights Agreement will terminate unless approved by shareholders at the Company’s 2024 annual meeting, and the Company’s Board of Directors and senior management intend to discuss the Rights Agreement with certain of the Company’s institutional shareholders during their shareholder engagement efforts conducted closer to the Company’s fiscal year end. The Board of Directors adopted the Rights Agreement in February 2024, rather than upon the natural expiration of the 2021 Rights Agreement in April 2024, for administrative convenience, as the Board of Directors does not have a regularly scheduled meeting in April 2024.

Like the 2021 Rights Agreement, the Rights Agreement includes an exception for certain “qualifying offers” that would not cause the Rights to become exercisable. The qualifying offer exception in the Rights Agreement includes any all-cash, fully financed tender offer or any exchange offer of the common stock of the offeror meeting certain terms and conditions further described below (as well as any combination of the two), in any case with such offer being made in respect of all outstanding shares of the Company’s common stock and held open for at least 60 business days.  This qualifying offer exception is designed to allow for bona fide offers of cash and/or stock while still ensuring that all of the Company’s shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and guarding against abusive tactics to gain control of the Company without paying all shareholders a premium for that control.

A summary of the Rights Agreement follows.  This description is only a summary, is not complete, and should be read together with the entire Rights Agreement, which has been filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q.  A copy of the Rights Agreement is available free of charge from the Company upon request.

Index
The Rights.  The Rights will initially trade with, and will be inseparable from, the common stock. The Rights are evidenced only by certificates or book entries that represent shares of common stock. New Rights will accompany any new shares of common stock the Company issues after February 27, 2024 until the Distribution Date described below.

Exercise Price.  Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $600 (the “Exercise Price”), once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

Exercisability.  The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 20% or more of the outstanding common stock.

Certain synthetic interests in securities created by derivative positions — whether or not such interests are considered to be ownership of the underlying common stock or are reportable for purposes of Regulation 13D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) — are treated as beneficial ownership of the number of shares of the Company’s common stock equivalent to the economic exposure created by the derivative position, to the extent actual shares of the Company’s common stock are directly or indirectly held by counterparties to the derivatives contracts. Swaps dealers unassociated with any control intent or intent to evade the purposes of the Rights Agreement are excepted from such imputed beneficial ownership.

The date when the Rights become exercisable is the “Distribution Date.” Until that date, the common stock certificates will also evidence the Rights, and any transfer of shares of common stock will constitute a transfer of Rights. After that date, the Rights will separate from the common stock and be evidenced by book-entry credits or by Rights certificates that the Company will mail to all eligible holders of common stock.  Any Rights held by an Acquiring Person are void and may not be exercised.

Consequences of a Person or Group Becoming an Acquiring Person.

•
Flip In.  If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person may, for $600, purchase shares of the Company’s common stock with a market value of $1,200, based on the market price of the common stock prior to such acquisition.

•
Flip Over.  If the Company is later acquired in a merger or similar transaction after the Distribution Date, all holders of Rights except the Acquiring Person may, for $600, purchase shares of the acquiring corporation with a market value of $1,200, based on the market price of the acquiring corporation’s stock prior to such transaction.

•
Notional Shares.  Shares held by affiliates and associates of an Acquiring Person, and Notional Common Shares (as defined in the Rights Agreement) held by counterparties to a Derivatives Contract (as defined in the Rights Agreement) with an Acquiring Person, will be deemed to be beneficially owned by the Acquiring Person.

Preferred Share Provisions.

Each one one-hundredth of a Preferred Share, if issued:

•	will not be redeemable;

•	will entitle its holder to quarterly dividend payments of $0.01, or an amount equal to the dividend paid on one share of common stock, whichever is greater;

Index
•	will entitle its holder upon liquidation either to receive $1.00 or an amount equal to the payment made on one share of common stock, whichever is greater;

•	will have the same voting power as one share of common stock; and

•
if shares of common stock of the Company are exchanged via merger, consolidation, or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of common stock.

The value of one one-hundredth interest in a Preferred Share should approximate the value of one share of common stock.

Expiration.  If the Rights Agreement is approved by the shareholders at the 2024 annual meeting, the Rights will expire on February 27, 2027.  If shareholders do not approve the Rights Agreement, it will expire immediately following certification of the vote at the 2024 annual meeting.

Redemption.  The Board of Directors may redeem the Rights for $0.01 per Right at any time before any person or group becomes an Acquiring Person. If the Board of Directors redeems any Rights, it must redeem all of the Rights. Once the Rights are redeemed, the only right of the holders of Rights will be to receive the redemption price of $0.01 per Right.  The redemption price will be adjusted if the Company has a stock split or issues stock dividends of its common stock.

Qualifying Offer Provision.  The Rights would also not interfere with any all-cash, fully financed tender offer, exchange offer of common stock of the offeror meeting certain terms and conditions further described below, or a combination thereof, in each case for all shares of the Company’s outstanding common stock, remaining open for a minimum of 60 business days, and subject to a minimum condition of acceptance by a majority of the outstanding shares of the Company’s common stock and providing for a 20 business day “subsequent offering period” after consummation (such offers are referred to as “qualifying offers”). If an offer includes shares of common stock of the offeror, the Rights would not interfere with such offer if such consideration consists solely of freely-tradeable common stock of a publicly-owned United States corporation; such common stock is listed or admitted to trading on the New York Stock Exchange, Nasdaq Global Select Market or Nasdaq Global Market; the offeror has already received stockholder approval to issue such common stock prior to the commencement of such offer or no such approval is or will be required; the offeror has no other class of voting stock outstanding; no person (including such person’s affiliated and associated persons) beneficially owns twenty percent (20%) or more of the shares of common stock of the offeror then outstanding at the time of commencement of the offer or at any time during the term of the offer; and the offeror meets the registrant eligibility requirements for use of a registration statement on Form S-3 for registering securities under the Securities Act of 1933, as amended, including the filing of all reports required to be filed pursuant to the Exchange Act in a timely manner during the twelve (12) calendar months prior to the date of commencement, and throughout the term, of such offer.  In the event the Company receives a qualifying offer and the Board of Directors has not redeemed the Rights prior to the consummation of such offer, the consummation of the qualifying offer will not cause the offeror or its affiliates or associates to become an Acquiring Person, and the Rights will immediately expire upon consummation of the qualifying offer.

Exchange.  After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the outstanding common stock of the Company, the Board of Directors may extinguish the Rights by exchanging one share of common stock or an equivalent security for each Right, other than Rights held by the Acquiring Person.

Anti-Dilution Provisions.  The Board of Directors may adjust the purchase price of the Preferred Shares, the number of Preferred Shares issuable and the number of outstanding Rights to prevent dilution that may occur from a stock dividend, a stock split, or a reclassification of the Preferred Shares or common stock.  No adjustments to the Exercise Price of less than 1% will be made.

Index
Amendments.  The terms of the Rights Agreement may be amended by the Board of Directors without the consent of the holders of the Rights.  After a person or group becomes an Acquiring Person, the Board of Directors may not amend the Rights Agreement in a way that adversely affects holders of the Rights.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Rights Agreement and the Amendment, copies of which are attached as Exhibit 4.1 and 4.2, respectively, to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6.	Exhibits

INDEX TO EXHIBITS

Exhibit

3.1
Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 001-25225)

3.2
Second Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on June 7, 2022)

4.1
Rights Agreement, dated as of February 27, 2024, between Cracker Barrel Old Country Store, Inc. and Equiniti Trust Company, LLC, which includes the Articles of Amendment to the Amended and Restated Charter as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C (filed herewith)

4.2	Amendment and Termination of Rights Agreement, dated as of February 27, 2024, between Cracker Barrel Old Country Store, Inc. and Equiniti Trust Company, LLC (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: February 27, 2024	By:	/s/Craig A. Pommells
Craig A. Pommells, Senior Vice President, Chief Financial Officer

Date: February 27, 2024	By:	/s/Brian T. Vaclavik
Brian T. Vaclavik, Vice President, Corporate Controller and
Principal Accounting Officer