Form 10-Q
period 2024-04-26
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2024-05-30
CIK 1067294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 26, 2024

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

22,202,296 Shares of Common Stock
Outstanding as of May 23, 2024

CRACKER BARREL OLD COUNTRY STORE, INC.

Index
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	April 26, 2024	July 28, 2023*
Current Assets:
Cash and cash equivalents	$11,852	$25,147
Accounts receivable	34,847	30,446
Income taxes receivable	21,661	2,062
Inventories	175,278	189,364
Prepaid expenses and other current assets	35,365	35,268
Total current assets	279,003	282,287
Property and equipment	2,411,280	2,380,313
Less: Accumulated depreciation and amortization	1,466,421	1,408,368
Property and equipment – net	944,859	971,945
Operating lease right-of-use assets, net	860,879	889,306
Goodwill	—	4,690
Intangible assets	24,480	23,426
Other assets	47,872	46,440
Total assets	$2,157,093	$2,218,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$137,672	$165,484
Other current liabilities	308,535	323,482
Total current liabilities	446,207	488,966

Long-term debt	472,216	414,904
Long-term operating lease liabilities	681,272	702,413
Other long-term obligations	130,841	127,986

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,202,296 shares issued and outstanding at April 26, 2024, and 22,153,625 shares issued and outstanding at July 28, 2023	222	221
Additional paid-in capital	11,477	3,886
Retained earnings	414,858	479,718
Total shareholders’ equity	426,557	483,825
Total liabilities and shareholders’ equity	$2,157,093	$2,218,094

See Notes to unaudited Condensed Consolidated Financial Statements.

* This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of July 28, 2023, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2023.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	April 26,	April 28,	April 26,	April 28,
	2024	2023	2024	2023

Total revenue	$817,135	$832,689	$2,576,375	$2,606,076
Cost of goods sold (exclusive of depreciation and rent)	245,070	262,191	815,480	870,286
Labor and other related expenses	308,791	297,883	936,434	903,558
Other store operating expenses	200,390	196,886	618,131	602,447
General and administrative expenses	54,524	45,049	155,795	136,515
Impairment and store closing costs	22,942	13,890	22,942	13,890
Goodwill impairment	4,690	—	4,690	—
Operating income (loss)	(19,272)	16,790	22,903	79,380
Interest expense, net	5,187	4,536	15,192	12,476
Income (loss) before income taxes	(24,459)	12,254	7,711	66,904
Provision for income taxes (income tax benefit)	(15,260)	(1,714)	(15,080)	5,316
Net income (loss)	$(9,199)	$13,968	$22,791	$61,588

Net income (loss) per share:
Basic	$(0.41)	$0.63	$1.03	$2.78
Diluted	$(0.41)	$0.63	$1.02	$2.77

Weighted average shares:
Basic	22,201,964	22,152,002	22,188,191	22,173,019
Diluted	22,201,964	22,254,511	22,307,646	22,266,333

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited and in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 28, 2023	22,153,625	$221	$3,886	$479,718	$483,825
Comprehensive Income:
Net income	—	—	—	5,456	5,456
Total comprehensive income	—	—	—	5,456	5,456
Cash dividends declared - $1.30 per share	—	—	—	(29,150)	(29,150)
Share-based compensation	—	—	1,622	—	1,622
Issuance of share-based compensation awards, net of shares withheld for employee taxes	31,487	1	(1,502)	—	(1,501)
Balances at October 27, 2023	22,185,112	$222	$4,006	$456,024	$460,252
Comprehensive Income:
Net income	—	—	—	26,534	26,534
Total comprehensive income	—	—	—	26,534	26,534
Cash dividends declared - $1.30 per share	—	—	—	(29,354)	(29,354)
Share-based compensation	—	—	4,631	—	4,631
Issuance of share-based compensation awards, net of shares withheld for employee taxes	15,974	—	(96)	—	(96)
Balances at January 26, 2024	22,201,086	$222	$8,541	$453,204	$461,967
Comprehensive Loss:
Net loss	—	—	—	(9,199)	(9,199)
Total comprehensive loss	—	—	—	(9,199)	(9,199)
Cash dividends declared - $1.30 per share	—	—	—	(29,147)	(29,147)
Share-based compensation	—	—	2,936	—	2,936
Issuance of share-based compensation awards	1,210	—	—	—	—
Balances at April 26, 2024	22,202,296	$222	$11,477	$414,858	$426,557

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 29, 2022	22,281,443	$223	$—	$511,256	$511,479
Comprehensive Income:
Net income	—	—	—	17,129	17,129
Total comprehensive income	—	—	—	17,129	17,129
Cash dividends declared - $1.30 per share	—	—	—	(28,689)	(28,689)
Share-based compensation	—	—	2,422	—	2,422
Issuance of share-based compensation awards, net of shares withheld for employee taxes	34,982	—	(2,380)	—	(2,380)
Purchases and retirement of common stock	(120,958)	(1)	(42)	(12,405)	(12,448)
Balances at October 28, 2022	22,195,467	$222	$—	$487,291	$487,513
Comprehensive Income:
Net income	—	—	—	30,491	30,491
Total comprehensive income	—	—	—	30,491	30,491
Cash dividends declared - $1.30 per share	—	—	—	(29,179)	(29,179)
Share-based compensation	—	—	2,689	—	2,689
Issuance of share-based compensation awards, net of shares withheld for employee taxes	6,167	—	(20)	—	(20)
Purchases and retirement of common stock	(50,834)	(1)	(2,669)	(2,331)	(5,001)
Balances at January 27, 2023	22,150,800	$221	$—	$486,272	$486,493
Comprehensive Income:
Net income	—	—	—	13,968	13,968
Total comprehensive income	—	—	—	13,968	13,968
Cash dividends declared - $1.30 per share	—	—	—	(29,067)	(29,067)
Share-based compensation	—	—	2,474	—	2,474
Issuance of share-based compensation awards	1,632	—	—	—	—
Balances at April 28, 2023	22,152,432	$221	$2,474	$471,173	$473,868

See Notes to unaudited Condensed Consolidated Financial Statements.

Index
CRACKER BARREL OLD COUNTRY STORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 26,	April 28,
	2024	2023
Cash flows from operating activities:
Net income	$22,791	$61,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,765	76,805
Amortization of debt issuance costs	1,312	1,296
Loss on disposition of property and equipment	8,860	4,793
Impairment	17,448	11,692
Goodwill impairment	4,690	—
Share-based compensation	9,189	7,585
Noncash lease expense	45,050	44,727
Amortization of asset recognized from gain on sale and leaseback transactions	9,551	9,551
Changes in assets and liabilities:
Inventories	14,086	28,436
Other current assets	(22,939)	(5,490)
Accounts payable	(27,812)	(37,839)
Taxes withheld and accrued	(5,141)	(26,624)
Other current liabilities	(9,930)	11,981
Long-term operating lease liabilities	(49,914)	(36,508)
Other long-term assets and liabilities	(550)	(757)
Net cash provided by operating activities	99,456	151,236

Cash flows from investing activities:
Purchase of property and equipment	(80,825)	(87,623)
Proceeds from insurance recoveries of property and equipment	744	725
Proceeds from sale of property and equipment	131	250
Net cash used in investing activities	(79,950)	(86,648)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	326,500	120,000
Principal payments under long-term debt	(270,500)	(100,049)
Taxes withheld from issuance of share-based compensation awards	(1,597)	(2,400)
Purchases and retirement of common stock	—	(17,449)
Dividends on common stock	(87,204)	(87,343)
Net cash used in financing activities	(32,801)	(87,241)

Net decrease in cash and cash equivalents	(13,295)	(22,653)
Cash and cash equivalents, beginning of period	25,147	45,105
Cash and cash equivalents, end of period	$11,852	$22,452

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$12,329	$9,323
Income taxes	$7,473	$4,798

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$7,515	$3,867
Dividends declared but not yet paid	$30,668	$30,048

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

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at April 26, 2024 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$1	$—	$—	$1
Deferred compensation plan assets**				26,166
Total assets at fair value				$26,167

Index
The Company’s assets measured at fair value on a recurring basis at July 28, 2023 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents*	$9,001	$—	$—	$9,001
Deferred compensation plan assets**				27,129
Total assets at fair value				$36,130

*	Consists of money market fund investments.
**	Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The Company did not have any liabilities measured at fair value on a recurring basis at April 26, 2024 and July 28, 2023. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at April 26, 2024 and July 28, 2023, respectively.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the Notes was $263,670 and $259,311 as of April 26, 2024 and July 28, 2023, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

During the third quarter of 2024, six Cracker Barrel and thirteen Maple Street Biscuit Company (“MSBC”) locations were determined to be impaired because of declining operational performance. Fair value of these locations was determined by sales prices of comparable assets or estimates of discounted future cash flows considering their highest and best use. Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations. Additionally, changes in the local and national economies and markets for real estate and other assets can impact the sales prices of the assets. The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs. Based on its analysis, the Company recorded an impairment charge of $17,448, which is included in the impairment and store closing costs line on the Condensed Consolidated Statement of Income (Loss).

In the third quarter of 2024, the Company tested MSBC’s goodwill of $4,690 for possible impairment. In the quantitative impairment test, the Company used the discounted cash flow method to estimate fair value; significant inputs for this method include projected cash flows, growth rate and discount rate. The Company concluded that the goodwill was impaired based on changes in the macroeconomic environment, including interest rate and inflationary pressures, and declining financial trends, which resulted in a calculated fair value lower than the goodwill’s carrying value. As a result, the Company recorded an impairment of the entire goodwill amount of $4,690 in the third quarter of 2024; this amount is recorded in the goodwill impairment line on the Condensed Consolidated Statement of Income (Loss).

3.	Inventories

Inventories were comprised of the following as of the dates indicated:

	April 26, 2024	July 28, 2023
Retail	$130,247	$145,175
Restaurant	26,368	24,427
Supplies	18,663	19,762
Total	$175,278	$189,364

Index
4.	Debt

On June 17, 2022, the Company entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”).  The 2022 Revolving Credit Facility contains an option to increase the revolving credit facility by $200,000.  The Company’s outstanding borrowings under the 2022 Revolving Credit Facility were $176,000 and $120,000 on April 26, 2024 and July 28, 2023, respectively.

As of April 26, 2024, the Company had $32,466 of standby letters of credit, which reduce the Company’s borrowing availability under the 2022 Revolving Credit Facility (see Note 11 for more information on the Company’s standby letters of credit).  As of April 26, 2024, the Company had $491,534 in borrowing availability under the 2022 Revolving Credit Facility.

In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greater of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case, plus an applicable margin based on the Company’s consolidated total leverage ratio. At April 26, 2024, the weighted average interest rate on the Company’s outstanding borrowings on the 2022 Revolving Credit Facility was 6.93%.

The 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio.  At April 26, 2024, the Company was in compliance with all financial covenants under the 2022 Revolving Credit Facility.

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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of April 26, 2024, the conversion rate, as adjusted, was 6.2363 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Index
Net proceeds from the Notes offering were $291,125, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

The Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs.

The following table includes the outstanding principal amount and carrying value of the Notes as of the dates indicated:

	April 26, 2024	July 28, 2023
Liability component Principal	$300,000	$300,000
Less: Debt issuance costs (1)	3,859	5,171
Net carrying amount	$296,141	$294,829
(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

The effective rate of the Notes over their expected life is 1.23%. The following is a summary of interest expense for the Notes for specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
Coupon interest	$474	$474	$1,422	$1,422
Amortization of issuance costs	438	434	1,312	1,296
Total interest expense	$912	$908	$2,734	$2,718

 During any calendar quarter commencing after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the quarter immediately following, convert all or a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during the first nine months of 2024 or during 2023, 2022 or 2021. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of April 26, 2024, the Company could not be required to settle the Notes and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlay the Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of April 26, 2024, the strike price, as adjusted, of the Warrant Transactions was $224.49 per share as a result of dividends declared since the Notes were issued.

Index
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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
Revenue:
Restaurant	$671,328	$681,315	$2,062,790	$2,061,551
Retail	145,807	151,374	513,585	544,525
Total revenue	$817,135	$832,689	$2,576,375	$2,606,076

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.  For the quarter and nine months ended April 26, 2024, gift card breakage was $292 and $8,898, respectively.  For the quarter and nine months ended April 28, 2023, gift card breakage was $1,595 and $5,083, respectively.

Deferred revenue related to the Company’s gift cards was $90,536 and $88,566, respectively, at April 26, 2024 and July 28, 2023.  Revenue recognized in the Condensed Consolidated Statements of Income (Loss) for the nine months ended April 26, 2024 and April 28, 2023, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $31,731 and $34,689.

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

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of April 26, 2024, deferred revenue related to the loyalty program was $733 and is included in other current liabilities on the Condensed Consolidated Balance Sheet.

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

The Company’s leases all have varying terms and expire at various dates through 2058. Restaurant real estate leases typically have base terms of ten years with four to five optional renewal periods of five years each.  The Company uses a lease life that generally begins on the commencement date, including the rent holiday periods, and generally extends through certain renewal periods that can be exercised at the Company’s option.  During rent holiday periods, which include the pre-opening period during construction, the Company has possession of and access to the property, but is not obligated to, and normally does not, make rent payments.  The Company has included lease renewal options in the lease term for calculations of the right-of-use asset and liability for which at the commencement of the lease it is reasonably certain that the Company will exercise those renewal options.  Additionally, some of the leases have contingent rent provisions and others require adjustments for inflation or index.   Contingent rent is determined as a percentage of gross sales in excess of specified levels.  The Company records a contingent rent liability and corresponding rent expense when it is probable sales have been achieved in amounts in excess of the specified levels.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Index
The Company has entered into two Cracker Barrel and four MSBC agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession.  These leases are expected to commence in 2025 and 2026 with undiscounted future payments of $12,333 and $10,210, respectively.

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

The following table summarizes the components of lease cost for operating leases for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
Operating lease cost	$27,550	$27,456	$82,962	$82,345
Short term lease cost	134	234	3,209	2,731
Variable lease cost	899	909	2,582	2,863
Total lease cost	$28,583	$28,599	$88,753	$87,939

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$24,143	$23,745	$72,764	$71,252
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	3,810	5,990	9,600	15,455
Lease modifications or reassessments increasing (decreasing) right-of-use assets	(610)	5,417	19,828	9,115
Lease modifications removing right-of-use assets	(54)	(80)	(1,468)	(371)
Right-of-use asset impairment*	1,832	—	1,832	—

*	Included in the Impairment line on the Condensed Consolidated Statement of Cash Flows.

Index
The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of dates indicated:

	April 26, 2024	April 28, 2023
Weighted-average remaining lease term	15.95 Years	17.00 Years
Weighted-average discount rate	5.35%	5.07%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of April 26, 2024:

Year	Total
Remainder of 2024	$24,239
2025	83,314
2026	73,185
2027	69,383
2028	67,569
Thereafter	795,866
Total future minimum lease payments	1,113,556
Less imputed remaining interest	(380,473)
Total present value of operating lease liabilities	$733,083

Sale and Leaseback Transactions

In 2009, the Company completed sale-leaseback transactions involving 15 of its owned Cracker Barrel stores and its retail distribution center. Under the transactions, the land, buildings and improvements at the Cracker Barrel stores and the retail distribution center were sold and leased back for terms of 20 and 15 years, respectively. Equipment was not included. The leases include specified renewal options for up to 20 additional years.

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

9.	Shareholder Rights Plan

On February 22, 2024, the Board of Directors unanimously determined to extend the Company’s shareholder rights plan for a further three-year term, subject to the approval of the Company’s shareholders at the Company’s upcoming 2024 annual meeting.  In connection with this determination, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of February 27, 2024 (the “Rights Agreement”), by and between the Company and Equiniti Trust Company, LLC, as rights agent. The dividend was payable on March 8, 2024 to the Company’s shareholders of record as of the close of business on March 8, 2024.  The Rights Agreement replaced the Company’s Rights Agreement, dated as of April 9, 2021 (the “2021 Rights Agreement”), and became effective 5:00 p.m., New York City time, on February 27, 2024 (the “Effective Time”).  To facilitate the entry into the Rights Agreement, the Board of Directors also approved an Amendment and Termination to the 2021 Rights Agreement, which accelerated the expiration date of the 2021 Rights Agreement from the close of business on April 9, 2024 to immediately prior to the Effective Time, at which time the 2021 Rights Agreement expired and became of no further force or effect.  Other than extending the term, the Rights Agreement makes no changes to the material terms and conditions of the 2021 Rights Agreement.

Index
The Rights

The Rights initially trade with, and are inseparable from, the Company’s common stock. The Rights are evidenced only by certificates or book entries that represent shares of common stock. New Rights will accompany any new shares of common stock the Company issues after March 8, 2024 until the Distribution Date (as defined below).

Exercise Price

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Preferred Share”) for $600.00 (the “Exercise Price”) once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock.  Prior to exercise, the Right does not give its holder any dividend, voting or liquidation rights.

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

At April 26, 2024, none of the Rights were exercisable.

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

Index
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

10.	Net Income (Loss) Per Share and Weighted Average Shares

Basic consolidated net income (loss) per share is computed by dividing consolidated net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income (loss) per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income (loss) per share. The Company’s convertible senior notes and related warrants are calculated using the net share settlement option under the if converted method. Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted earnings per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $160.35 as of April 26, 2024. Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price of $229.24 was greater than the average market price of the Company’s common stock during the period. See Note 4 for additional information regarding the Company’s convertible senior notes.

The following table reconciles the components of diluted earnings per share computations for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
Net income (loss) per share numerator	$(9,199)	$13,968	$22,791	$61,588

Net income (loss) per share denominator:
Basic weighted average shares	22,201,964	22,152,002	22,188,191	22,173,019
Add potential dilution:
Nonvested stock awards and units	—	102,509	119,455	93,314
Diluted weighted average shares	22,201,964	22,254,511	22,307,646	22,266,333

11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course.  In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers.  As of April 26, 2024, the Company had $32,466 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and certain sale and leaseback transactions.  All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2022 Revolving Credit Facility.  See Note 4 for additional information regarding the Company’s 2022 Revolving Credit Facility.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business.  The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of April 26, 2024.

Index

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc., and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept.  As of April 26, 2024, we operated 658 Cracker Barrel stores in 44 states and 63 Maple Street Biscuit Company (“MSBC”) locations in ten states.

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

Overview

Management believes that Cracker Barrel’s brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage and build on that strength as a core competitive component of our business strategy.  Our long-term strategy is anchored on three overarching business imperatives: driving relevancy, delivering food and experiences guests love, and growing profitability.

We believe there are significant challenges in the macroeconomic outlook for the coming quarters, including continued inflationary pressures, higher interest rates, higher consumer debt levels and lower savings rates, as well as the potential uncertainty associated with the geopolitical environment and the U.S. presidential election, among other factors.  However, despite these challenges, we remain focused on delivering long-term growth and returns for shareholders.  On May 16, 2024, we announced details of our strategic transformation plan, which was already underway during the third quarter of 2024, is built on the following five pillars of our strategy:

•	Refining the brand: evolving the brand across all touchpoints including refining and strengthening our positioning to best reach existing and new guests.

•
Enhancing the menu: introducing menu innovation focused on craveability and traffic drivers, streamlining processes to improve execution, and optimizing strategic pricing to protect value and improve profitability.

•
Evolving the store and guest experience: delivering an exceptional guest experience through operational excellence and improved store design and atmosphere.  We are in the process of testing remodel prototypes and expect to complete 25-30 remodels in fiscal 2025.

•
Winning in digital and off-premise: growing the off-premise business and leveraging technology such as Cracker Barrel Rewards loyalty program.  We continue to leverage guest data to better understand consumer behavior and identify ways to drive frequency and engagement.

•	Elevating the employee experience: upgrading training and development programs and tools and simplifying job roles and utilizing technology to improve the employee experience.

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

Index
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

Index
Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26,	April 28,	April 26,	April 28,
	2024	2023	2024	2023
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.0	31.5	31.7	33.4
Labor and other related expenses	37.8	35.8	36.3	34.7
Other store operating expenses	24.5	23.6	24.0	23.1
General and administrative expenses	6.7	5.4	6.0	5.3
Impairment and store closing costs	2.8	1.7	0.9	0.5
Goodwill impairment	0.6	—	0.2	—
Operating income (loss)	(2.4)	2.0	0.9	3.0
Interest expense, net	0.6	0.5	0.6	0.4
Income (loss) before income taxes	(3.0)	1.5	0.3	2.6
Provision for income taxes (income tax benefit)	(1.9)	(0.2)	(0.6)	0.2
Net income (loss)	(1.1%)	1.7%	0.9%	2.4%

The following table sets forth the change in the number of units in operation for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26,	April 28,	April 26,	April 28,
	2024	2023	2024	2023
Net change in units:
Cracker Barrel	(4)	(4)	(2)	(3)
MSBC	—	—	4	5

Units in operation at end of the period:
Cracker Barrel	658	661	658	661
MSBC	63	56	63	56
Total units at end of the period	721	717	721	717

Index
Total Revenue

Total revenue for the third quarter and the first nine months of 2024 decreased 1.9% and 1.1%, respectively, as compared to the same periods in the prior year.

The following table highlights the key components of revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
Revenue in dollars:
Restaurant	$671,328	$681,315	$2,062,790	$2,061,551
Retail	145,807	151,374	513,585	544,525
Total revenue	$817,135	$832,389	$2,576,375	$2,606,076
Total revenue by percentage relationships:
Restaurant	82.2%	81.8%	80.1%	79.1%
Retail	17.8%	18.2%	19.9%	20.9%
Average unit volumes(1):
Restaurant	$994.6	$1,003.0	$3,049.4	$3,035.3
Retail	221.0	228.0	776.8	819.5
Total revenue	$1,215.6	$1,231.0	$3,826.2	$3,854.8
Comparable store sales increase (decrease) (2):
Restaurant	(1.5%)	7.4%	(0.2%)	7.7%
Retail	(3.8%)	(4.6%)	(5.8%)	1.6%
Restaurant and retail	(1.9%)	5.0%	(1.4%)	6.3%
Average check increase	3.4%	10.6%	5.1%	9.9%
Comparable restaurant guest traffic decrease(2):	(4.9%)	(3.2%)	(5.3%)	(2.2%)

(1) Average unit volumes include sales of all stores except for MSBC.
(2) Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks.  Comparable store sales and traffic exclude MSBC.

For the third quarter and first nine months of 2024, our comparable store restaurant sales decreases resulted primarily from the guest traffic decreases partially offset by the average check increases as compared to the prior year periods.  For the third quarter and first nine months of 2024, the average check increases included average menu price increases of 4.0% and 5.2%, respectively.

Our retail sales are made substantially to our restaurant guests.  For the third quarter and the first nine months of 2024, our comparable store retail sales decreases resulted primarily from the guest traffic decreases during these periods.

The decreases in guest traffic are primarily the result of lower consumer demand arising from multiple macroeconomic factors, including inflationary pressures, higher interest rates, higher consumer debt levels and lower savings rates.

Index
Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
Cost of Goods Sold in dollars:
Restaurant	$173,593	$186,157	$552,904	$588,743
Retail	71,477	76,034	262,576	281,543
Total Cost of Goods Sold	$245,070	$262,191	$815,480	$870,286
Cost of Goods Sold by percentage of revenue:
Restaurant	25.9%	27.3%	26.8%	28.6%
Retail	49.0%	50.2%	51.1%	51.7%

The decreases in restaurant cost of goods sold as a percentage of restaurant revenue in the third quarter and first nine months of 2024 as compared to the same periods in the prior year were primarily the result of lower commodity inflation and our menu price increases referenced above.  Commodity deflation was 0.6% and 0.5% in the third quarter and first nine months of 2024, respectively, as compared to significant commodity inflation of 4.3% and 11.0% in the third quarter and first nine months of 2023, respectively.

We presently expect the rate of commodity inflation to be flat in 2024.

The decrease in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2024 as compared to the same period in the prior year resulted primarily from higher initial margin partially offset by higher discounts, the change in the provision for obsolete inventory and higher inventory shrinkage.

Third Quarter (Decrease) Increase as a Percentage of Total Retail Revenue
Higher initial margin	(2.6%)
Discounts	0.5%
Provision for obsolete inventory	0.4%
Inventory shrinkage	0.3%

The decrease in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2024 as compared to the same period in the prior year resulted primarily from higher initial margin partially offset by higher discounts, higher markdowns and higher freight expense.

First Nine Months (Decrease) Increase as a Percentage of Total Revenue
Higher initial margin	(1.3%)
Discounts	0.4%
Markdowns	0.2%
Freight expense	0.2%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations.  The following table highlights labor and related expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
Labor and related expenses	37.8%	35.8%	36.3%	34.7%

Index
This percentage change for the third quarter of 2024 as compared to the same period in the prior year resulted primarily from the following:

Third Quarter Increase as a Percentage of Total Revenue
Store hourly labor	1.3%
Store management compensation	0.5%
Employee health care expense	0.2%

This percentage change for the first nine months of 2024 as compared to the same period in the prior year resulted from the following:

First Nine Months Increase (Decrease) as a Percentage of Total Revenue
Store hourly labor	1.3%
Store management compensation	0.3%
Payroll taxes	0.2%
Employee health care expense	0.1%
Other wages	(0.2%)

The increases in store hourly labor and store management compensation as a percentage of total revenue for the third quarter and first nine months of 2024 as compared to the same periods in the prior year resulted primarily from higher staffing levels and the investment of additional labor hours to improve the guest experience as well as wage inflation partially offset by higher average check.

We presently expect the rate of wage inflation to be approximately 5% in 2024.

The increases in employee health care expenses as a percentage of total revenue for the third quarter and first nine months of 2024 as compared to the same periods in the prior year resulted primarily from higher claims.

The increase in payroll taxes as a percentage of total revenue for the first nine months of 2024 as compared to the same period in the prior year resulted primarily from the increases in store hourly labor and store management compensation as compared to the same period in the prior year.

During 2024, we revised our employee benefits policy which resulted in a one-time reduction in other wages expense for the first nine months of 2024 as compared to the same period in the prior year.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, operating supplies, advertising, third-party delivery fees, credit and gift card fees, real and personal property taxes and general insurance.  Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
Other store operating expenses	24.5%	23.6%	24.0%	23.1%

Index
This percentage changes for the third quarter and first nine months of 2024 as compared to the same periods in the prior year resulted primarily from the following:

	Third Quarter Increase as a Percentage of Total Revenue	First Nine Months Increase as a Percentage of Total Revenue
Advertising expense	0.5%	0.7%
Store occupancy costs	0.2%	0.1%

The increases in advertising expense as a percentage of total revenue for the third quarter and first nine months of 2024 as compared to the same periods in the prior year resulted primarily from higher media spending and costs associated with our new customer loyalty program, Cracker Barrel Rewards.

The increases in store occupancy costs as a percentage of total revenue for the third quarter and the first nine months of 2024 as compared to the same periods in the prior year resulted primarily from higher depreciation expense partially offset by lower utilities expense.  The increases in depreciation expense for the third quarter and first nine months of 2024 as compared to the prior year periods resulted primarily from higher capital expenditures with accelerated depreciation methods. The decreases in utilities expense for the third quarter and first nine months of 2024 as compared to the prior year periods resulted primarily from general rate deflation for natural gas and lower electricity usage attributable to cost savings initiatives and guest traffic decreases.  Additionally, the decrease in utilities expense for the first nine months of 2024 as compared to the prior year period benefited from general rate deflation for electricity.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
General and administrative expenses	6.7%	5.4%	6.0%	5.3%

This percentage change for the third quarter of 2024 as compared to the same period in the prior year resulted primarily from the following:

Third Quarter Increase as a Percentage of Total Revenue
Professional fees	0.8%
Incentive compensation expense	0.2%
Payroll and related expense	0.1%

This percentage change for the first nine months of 2024 as compared to the same period in the prior year resulted primarily from the following:

First Nine Months Increase as a Percentage of Total Revenue
Professional fees	0.5%
Payroll and related expense	0.2%
Incentive compensation expense	0.1%

The increases in professional fees as a percentage of total revenue in the third quarter and first nine months of 2024 as compared to the same periods in the prior year resulted primarily from costs associated with the Company’s strategic transformation plan.

The increases in incentive compensation as a percentage of total revenue in the third quarter and first nine months of 2024 as compared to the same periods in the prior year resulted primarily from Chief Executive Officer transition costs incurred in 2024.

Index
The increases in payroll and related expense as a percentage of total revenue in the first nine months of 2024 as compared to the same periods in the prior year resulted primarily from severance costs related to corporate restructuring and Chief Executive Officer transition costs incurred in 2024.

Impairment and Store Closing Costs

During the third quarter of 2024, we recorded impairment charges of $17,448 due to the deterioration in operating performance of six Cracker Barrel and thirteen MSBC locations.  Additionally, during the third quarter of 2024, we incurred costs of $5,494 in connection with the closure of four Cracker Barrel and two MSBC locations because of poor operating performance.

During the third quarter of 2023, we recorded impairment charges of $11,692 due to the deterioration in operating performance of six Cracker Barrel locations.  Additionally, during the third quarter of 2023, we incurred costs of $2,198 in connection with the closure of four Cracker Barrel and three MSBC locations because of poor operating performance.

Goodwill Impairment

In the third quarter of 2024, we recorded a goodwill impairment of $4,690 related to MSBC because of declining financial trends and changes in the macroeconomic environment, including interest rate and inflationary pressures.  This amount is recorded in the goodwill impairment line on the Condensed Consolidated Statement of Income (Loss).

Interest Expense, Net

The following table highlights interest expense in dollars for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
Interest expense, net	$5,187	$4,536	$15,192	$12,476

The increases in interest expense for the third quarter and the first nine months of 2024 as compared to the same periods in the prior year resulted primarily from higher average weighted interest rates and higher weighted average debt levels under our 2022 Revolving Credit Facility (as defined below).

Provision for Income Taxes (Income Tax Benefit)

The following table highlights the provision for income taxes as a percentage of income (loss) before income taxes (“effective tax rate”) for the specified periods:

	Quarter Ended		Nine Months Ended
	April 26, 2024	April 28, 2023	April 26, 2024	April 28, 2023
Effective tax rate	62.4%	(14.0%)	(195.6%)	7.9%

The increase in the effective tax rate from the third quarter of 2023 to the third quarter of 2024 and the decrease from the first nine months of 2023 to the first nine months of 2024 are primarily due to the disproportionate benefit of employment credits in relation to income (loss) before taxes in the current year periods.

The Company’s quarterly provision (benefit) for income taxes has historically been calculated using the annualized effective tax rate method (“AETR method”) which applies an estimated annual effective tax rate to pre-tax income or loss.  However, the Company recorded its interim income tax provision (benefit) using the discrete-period computation method as of April 26, 2024, as allowed under Accounting Standards Codification 740-240, Accounting for Income Taxes – Interim Reporting. Use of the AETR method would have resulted in an unreliable tax rate as small changes in the projected ordinary annual income would have resulted in significant changes in the AETR.

Index
We presently expect our effective tax rate for 2024 to be approximately (55%) to (60%).

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2022 Revolving Credit Facility.  Our internally generated cash, along with cash on hand at July 28, 2023 and borrowings under our revolving credit facility, were sufficient to finance all of our growth, dividend payments, working capital needs, interest payments under our revolving credit facility and other cash payment obligations in the first nine months of 2024.  We believe that cash on hand at April 26, 2024, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our continuing expansion plans and working capital needs over the next twelve months.  We believe that cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility will be sufficient to finance our continuing operations, dividend payments, capital expenditures, interest expense on long-term debt obligations, operating lease obligations, continuing expansion plans and working capital needs beyond the next twelve months.  Our ability to draw on our 2022 Revolving Credit Facility is subject to the satisfaction of the provisions of the credit facility, as amended, and we believe we will be able to refinance our 2022 Revolving Credit Facility and other debt instruments prior to their maturity.

Cash Provided By Operations

Our operating activities provided net cash of $99,456 for the first nine months of 2024 as compared to $151,236 net cash provided during the first nine months of 2023.  This decrease resulted primarily from lower net income and lower decrease in retail inventory levels partially offset by the timing of payments for accounts payable and higher bonus payments made in the first quarter of 2024 as a result of the prior year’s performance.

Borrowing Capacity, Debt Covenants and Notes

On June 17, 2022, we entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”).  The 2022 Revolving Credit Facility contains an option for the Company to increase the revolving credit facility by $200,000.

At April 26, 2024, we had $176,000 of outstanding borrowings under the 2022 Revolving Credit Facility and $32,466 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and certain sale and leaseback transactions, which reduce our borrowing availability under the 2022 Revolving Credit Facility.  At April 26, 2024, we had $491,534 in borrowing availability under our 2022 Revolving Credit Facility.  During the first nine months of 2024, we borrowed $326,500 and repaid $270,500 under the 2022 Revolving Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements for further information on our long-term debt.

Our 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio.  We were in compliance with the 2022 Revolving Credit Facility’s financial covenants at April 26, 2024, and we expect to be in compliance with the 2022 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

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

Index
Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $80,081 for the first nine months of 2024 as compared to $86,898 for the same period in the prior year.  Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives.  The decrease in capital expenditures in the first nine months of 2024 as compared to the first nine months of 2023 resulted primarily from the timing of capital expenditures for new store openings as compared to the prior year. We estimate that our capital expenditures during 2024 will be approximately $120,000 to $125,000.  This estimate includes the acquisition of sites and construction costs of new Cracker Barrel and MSBC locations that have opened or that we expect to open during 2024, as well as for acquisition and construction costs for new Cracker Barrel and MSBC locations that we plan to open in 2025.  As part of our strategic transformation plan, we are modifying our capital allocation policy and currently expect to increase our capital expenditures over the three-year period from 2025 to 2027 to approximately $600,000 to $700,000.  This increase includes the expansion of our maintenance and remodel initiatives as well as additional technology investments.  We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2022 Revolving Credit Facility, as necessary.

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

During the first nine months of 2024, we paid a regular dividend of $3.90 per share and declared a dividend of $1.30 per share that was subsequently paid on May 7, 2024, to shareholders of record on April 12, 2024.  In conjunction with our strategic transformation program, we are modifying our capital allocation policy to support increased investments in our business to drive organic growth.  As part of this shift to increase investment in our business, we are reducing our quarterly dividend.  During the fourth quarter of 2024, our Board of Directors approved a regular dividend payable on August 6, 2024 to the shareholders of recorded as of July 19, 2024 of $0.25 per share.

On June 2, 2023, our Board of Directors renewed our authorization to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000, of which approximately $138,000 is remaining.  We did not repurchase any shares of our common stock in the first nine months of 2024.

During the first nine months of 2024, we issued 48,671 shares of our common stock resulting from the vesting of share-based compensation awards.  Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,597.

Working Capital

In the restaurant industry, substantially all payments received on sales are made by credit card, debit card or cash.   Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally are generally financed from normal trade credit.  Because of our retail gift shops, which have a lower product turnover than the restaurant business, we carry larger inventories than many other companies in the restaurant industry.  Retail inventories purchased domestically are generally financed from normal trade credit, while imported retail inventories are generally purchased through wire transfers.  These various trade terms are aided by the rapid turnover of the restaurant inventory.  Employees generally are paid on weekly or semi-monthly schedules in arrears for hours worked except for bonuses that are paid either quarterly or annually in arrears.  Many other operating expenses have normal trade terms and certain expenses, such as certain taxes and some benefits, are deferred for longer periods of time.

We had negative working capital of $167,204 at April 26, 2024 as compared to negative working capital of $206,679 at July 28, 2023.  The change in working capital at April 26, 2024 as compared to July 28, 2023 primarily resulted from the timing of payments for accounts payable and certain taxes partially offset by the decrease in retail inventory levels.

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

Recent Accounting Pronouncements Not Yet Adopted

See Note 1 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting guidance not yet adopted.  We are currently evaluating the impact of adopting the accounting guidance.

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

Index
We have not made any material changes in our methodology for assessing impairments during the first nine months of 2024, and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us in the future to assess impairment of long-lived assets.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material.  In the third quarter of 2024, we recorded impairment charges of $15,616 for long-lived assets due to the deterioration in operating performance of certain Cracker Barrel and MSBC locations.  This amount is included in the Impairment and store closing costs line item on the Condensed Consolidated Statement of Income (Loss).  See the Lease Accounting section below for information related to an impairment charge related to a right-of-use asset recorded in the third quarter of 2024.

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

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding economic conditions, the frequency and severity of claims and claim development history and settlement practices.  We have not made any material changes in the methodology used to establish our insurance reserves during the first nine months of 2024 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate the insurance reserves.  However, changes in these actuarial assumptions, management judgments or claims experience in the future may produce materially different amounts of expense that would be reported under these insurance programs.

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

Index
We have not made any material changes in the methodologies, estimates or assumptions related to our merchandise inventories during the first nine months of 2024 and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.  However, actual obsolescence or shrinkage recorded may produce materially different amounts than we have estimated.

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

Changes in these assumptions and management judgments may produce materially different amounts in the recognition of the right-of-use assets and lease liabilities.  Additionally, any loss resulting from an impairment of the right-of-use assets is recognized by a charge to income, which could be material.   In the third quarter of 2024, we recorded an impairment charge of $1,832 related to a right-of-use asset for a Cracker Barrel location.  This amount is included in the impairment and store closing costs line item on the Condensed Consolidated Statement of Income (Loss).

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative market risks since July 28, 2023.  For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

Interest Rate Risk.  We have interest rate risk relative to our outstanding borrowings under our revolving credit facility.  At April 26, 2024, our outstanding borrowings totaled $176,000 under our 2022 Revolving Credit Facility (see Note 4 to the Condensed Consolidated Financial Statements).  Loans under the 2022 Revolving Credit Facility bear interest, at our election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greater of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case plus an applicable margin based on the Company’s consolidated total leverage ratio.  Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Notes 4 and 8 to our Condensed Consolidated Financial Statements).  In the fourth quarter of 2021, we issued and sold the 0.625% Convertible Senior Notes due in 2026 (the “Notes”).  The impact of a one-percentage point increase or decrease in the $176,000 of our outstanding borrowings under our revolving credit facility is approximately $1,800 on a pre-tax annualized basis.

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

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of April 26, 2024, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended April 26, 2024 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2023 Form 10-K.

ITEM 5.	Other Information

During the quarter ended April 26, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6.	Exhibits

INDEX TO EXHIBITS

Exhibit

3.1
Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 001-25225)

3.2
Second Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on June 7, 2022)

4.1
Rights Agreement, dated as of February 27, 2024, between Cracker Barrel Old Country Store, Inc. and Equiniti Trust Company, LLC, which includes the Articles of Amendment to the Amended and Restated Charter as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on February 27, 2024)

4.2
Amendment and Termination of Rights Agreement, dated as of February 27, 2024, between Cracker Barrel Old Country Store, Inc. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on February 27, 2024)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Index
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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: May 30, 2024	By:	/s/Craig A. Pommells
Craig A. Pommells, Senior Vice President, Chief Financial Officer

Date: May 30, 2024	By:	/s/Brian T. Vaclavik
Brian T. Vaclavik, Vice President, Corporate Controller and
Principal Accounting Officer