Form 10-K
period 2024-08-02
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2024-09-27
CIK 1067294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 02, 2024

OR

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number: 000-25225

Cracker Barrel Old Country Store, Inc.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization) 305 Hartmann Drive Lebanon, Tennessee (Address of principal executive offices)	62-0812904 (I.R.S. Employer Identification Number) 37087-4779 (Zip code)

Registrant’s telephone number, including area code: (615) 444-5533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (Par Value $0.01) Rights to Purchase Series A Junior Participating Preferred Stock (Par Value $0.01)	CBRL	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 26, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,696,655,108.

As of September 13, 2024, there were 22,204,312 shares of common stock outstanding.

Documents Incorporated by Reference

4
Document from which Portions are Incorporated by Reference		Part of Form 10‑K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 21, 2024
(the “2024 Proxy Statement”)

INTRODUCTION

General

Unless the context otherwise requires, references to “Company,” “we,” “us,” and “our” refer to Cracker Barrel Old Country Store, Inc. and its direct and indirect wholly owned subsidiaries. This report contains references to years that are the Company’s 52-week or 53-week fiscal year, which ends on the Friday nearest July 31st in the calendar year. The periods presented in our financial statements are the fiscal years ended August 02, 2024 (“2024”), July 28, 2023 (“2023”) and July 29, 2022 (“2022”), respectively. Each of these periods has 52 weeks except for 2024, which consisted of 53 weeks. All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. All amounts other than share and certain statistical information (e.g., number of units) are in thousands unless the context clearly indicates otherwise. Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

Forward-Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference, may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that the Company expects will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such forward-looking statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology. We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with inflationary conditions with respect to the price of commodities, ingredients, transportation, distribution and labor; disruptions to our restaurant or retail supply chain; our ability to manage retail inventory and merchandise mix; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance, including the Company’s strategic transformation plan; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance our indebtedness, in whole or in part; our reliance on a single distribution facility and certain significant vendors, particularly for foreign-sourced retail products; information technology disruptions and data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our compliance with privacy and data protection laws; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, health and safety, animal welfare, pensions, insurance or other undeterminable areas; the actual results of pending, future or threatened litigation or governmental investigations; our ability to manage the impact of negative social media attention and the costs and effects of negative publicity; the impact of activist shareholders; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to retain key personnel; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; general or regional economic weakness, business and societal conditions and the weather impact on sales and customer travel; discretionary income or personal expenditure activity of our customers; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of this report below, as well as the factors described under “Critical Accounting Estimates” in Part II, Item 7 of this report below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Cracker Barrel Old Country Store, Inc. is principally engaged in the operation and development of the Cracker Barrel Old Country Store® concept (“Cracker Barrel”). Originally founded in 1969, we are headquartered in Lebanon, Tennessee and are organized under the laws of the State of Tennessee.

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

As of September 13, 2024, we operated 658 Cracker Barrel stores in 44 states and 68 Maple Street Biscuit Company stores in 10 states. The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Cracker Barrel Old Country Store Concept

Our Cracker Barrel stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite. We pride ourselves on our consistent quality, value and friendly service. As of September 13, 2024, no Cracker Barrel stores were franchised.

In 2024, we announced our strategic transformation plan. The strategic transformation plan is anchored on three overarching business imperatives: driving relevancy, delivering food and an experience guests love, and growing profitability.  We have undertaken certain initiatives as part of these imperatives, including modifying capital allocation to support increased investment in the business to drive organic growth. We launched our loyalty program to leverage guest data to better understand consumer behavior and identify ways to drive frequency and engagement. As part of the plan, we are redefining our brand, including by improving our stores’ designs and atmosphere. We are currently testing store remodel prototypes. Our store remodel program includes two categories: full remodels and store refreshes. We expect that 25-30 stores will be fully remodeled and we expect to complete 25-30 store refreshes in 2025.

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

Products:  Our restaurants, which generated approximately 80% of our total revenue in 2024, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality. Our restaurants serve breakfast, lunch and dinner daily and offer dine-in, pick-up and delivery services. Menu items are moderately priced. Approximately 93%, of our Cracker Barrel restaurants serve an assortment of beer and wine as of the end of 2024.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, meats, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits. Lunch and dinner items include fried and grilled chicken, chicken and dumplings, chicken pot pie, meatloaf, country fried steak, pork chops, fish, country fried shrimp, steak, roast beef, ham, vegetable plates, sandwiches and salads. We also offer multi-serving takeout family meal baskets. Additionally, from time to time, we feature new items as off-menu specials or on test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu. We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions. Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée. There is some variation in menu pricing and content in different regions of the country. The average check per guest during 2024 was $14.05, which represents a 5.1% increase over the prior year. We served an average of approximately 5,500 restaurant guests per week in a typical store in 2024.

The following table highlights the price ranges for our meals in 2024:

Price Range
Breakfast	$6.99 to $ 20.99
Lunch and Dinner	$5.19 to $ 25.19

The following table highlights each day-part’s percentage of restaurant sales in 2024:

Percentage of
Restaurant
Sales in 2024
Breakfast Day-Part (until 11:00 a.m.)	25%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	37%
Dinner Day-Part (4:00 p.m. to close)	38%

We also offer for sale in our gift shops items that are featured on, or related to, the restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mix. Our gift shops offer a wide variety of decorative and functional items such as rocking chairs, seasonal gifts, apparel, toys, cookware and various other gift items, as well as various candies, preserves and other food items.

The following table highlights the five categories that accounted for the largest shares of our retail sales in 2024:

Percentage of
Retail Sales in
2024
Apparel and Accessories	32%
Food	18%
Décor	14%
Toys	13%
Media	7%

Our typical gift shop features approximately 4,300 stock keeping units. Certain food items are sold under the “Cracker Barrel Old Country Store” brand name. We believe that we achieve high retail sales per square foot of retail selling space (approximately $515 per square foot in 2024) as compared to traditional retail stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

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

Store Management: At each store, our store management typically consists of one general manager, three to four associate managers and one retail manager. To motivate managers to improve sales and operational performance, we maintain bonus plans designed to provide managers with incentives to meet and exceed the operational targets of their store. Each store is assigned to both a restaurant and a retail district manager who each report to a regional vice president.

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases. We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendallville, Indiana; Rock Hill, South Carolina; and Shafter, California. We purchase the majority of our food products and restaurant supplies on a cost‑plus basis through this unaffiliated distributor. The distributor is responsible for placing food orders, warehousing and delivering food products to our stores. Deliveries are generally made once per week to individual stores. Produce is purchased through a national program and is delivered two to three times a week through a network of approximately fifty independent produce suppliers. Fluid dairy is delivered two to three times a week through approximately fifty regional dairies, the majority of which are under the ownership of two separate unaffiliated companies. Beer and wine are purchased and distributed through approximately 630 distributors with deliveries ranging from weekly to monthly.

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2024:

Percentage of
Food Purchases
in 2024
Fruits and vegetables	14%
Poultry	13%
Dairy (including eggs)	13%
Beef	13%
Pork	10%

Each of these categories includes several individual items. Boneless chicken breast is the single food item within these categories that accounted for the largest share of our food purchasing expense in 2024 at approximately 5% of total food purchases. Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors. Eggs are purchased through five vendors. We purchase our pork through seven vendors, poultry through nine vendors and beef through six vendors. Should any food items from a particular vendor become unavailable, we generally believe that these food items could readily be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

The majority of our retail items (approximately 80% in 2024) are warehoused at our retail distribution center in Lebanon, Tennessee. The distribution center fulfills retail item orders generated by our automated replenishment system and generally ships the retail orders once a week to the individual stores by two third-party dedicated freight lines. The remaining retail items are drop-shipped directly by our vendors to individual stores.

Approximately one-third of our 2024 retail items were purchased directly from vendors in the People’s Republic of China. We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

Information Technology: We believe that an essential part of pleasing people is established through our ability to leverage technology. We use technology to enhance the experiences of our guests and our employees, and to assist management in all aspects of operating the business. Examples include a digital experience that drives our loyalty program, effectively enables our off-premise business, allows for mobile payments in store, and provides guests with a digital waitlist that can be accessed remotely through our own mobile application. Our in-store guest experience is supported by systems that manage the dining room seating, assist in facilitating customer orders of food and retail products, and routes food orders to our kitchen. Marketing uses digital technology to provide more relevancy in customer messaging. Our store employees use a range of systems to manage inventory, labor, forecasting and orders for retail and restaurants. In our distribution center, we manage retail merchandise planning, purchasing, warehousing, and distribution using various retail management solutions. Our data solutions provide management with daily reports used to operate stores in a cost-effective manner and assist in analytics and decision-making. Our help desk leverages technology solutions that enable an efficient and effective way to resolve technology concerns. We believe our technology is highly effective in supporting Cracker Barrel’s daily operations, and we continue to enhance this technology in line with our Company’s strategic vision.

Off-Premise Business: Approximately 20% of our restaurant sales are generated through our off-premise channels. Our off-premise business consists of three channels: Individual To Go, Third-Party Delivery and Catering and Occasion.  Individual To Go includes to go orders that guests pick up from our stores. Third-Party Delivery includes to go orders that are placed through an aggregator, e.g., Door Dash and Uber Eats, and delivered to guests by an employee of the aggregator. Catering and Occasion includes offerings for large party sizes, which includes our popular Heat n’ Serve offerings that are available for certain holidays. In 2024, Individual To Go, Third-Party Delivery and Catering and Occasion accounted for approximately 48%, 32% and 20% of total off-premise sales, respectively.

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

Marketing: We employ multiple media channels to reach and engage our guests. Outdoor advertising (e.g., billboards and state department of transportation signs) is one of our largest advertising vehicles we use to reach our traveling and local guests. In 2024, we had over 1,300 billboards and this expenditure accounted for approximately one-fourth of our total advertising spend for the year. We continue to optimize our non-billboard advertising mix which includes television (increasingly digital), digital display and video, mobile, social media, and search marketing. Our digital marketing efforts have also expanded to focus on improving brand preference, guest engagement and sales. We have a presence on multiple social media sites and several food delivery apps, an e-commerce platform that integrates individual-to-go and catering shopping, and a customer relationship management (CRM) program that employs email, text messages, push notifications and personalization. Our event activations drive awareness for the brand and build cultural relevance and affinity with our guests.  Additionally, in the first quarter of 2024, we launched our customer loyalty program, Cracker Barrel Rewards.

Store Development:  We opened two new Cracker Barrel stores in 2024. Currently, we plan to open two new stores during 2025. As of September 13, 2024, approximately 83% of our stores are located along interstate highways. Our remaining stores are located off-interstate or near tourist destinations.

Of the 658 stores open as of September 13, 2024, we own the land and buildings for 358, while the other 300 properties are either ground leases or ground and building leases. Building, site improvement, furniture, equipment and related development costs for stores opened during 2024 averaged approximately $5,700 and pre-opening costs averaged $835 per store in 2024.

Our current store prototype is approximately 8,900 square feet, including approximately 1,900 square feet of retail selling space and dining room seating for approximately 170 guests. Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

Maple Street Biscuit Company

We also operate Maple Street Biscuit Company (“MSBC”) locations. MSBC is a breakfast and lunch fast casual concept. Like Cracker Barrel, MSBC values genuine hospitality and made-from-scratch cooking including biscuit-inspired entrées as well as freshly roasted coffee with a proprietary blend and a limited selection of beer and wine in certain locations.  MSBC operates in a smaller footprint than our Cracker Barrel Old Country Store concept and has operating hours limited to the breakfast and lunch day parts. As of September 13, 2024, 68 MSBC locations were open, an increase from 59 at the same time last year — all are currently leased properties in Alabama, Florida, Georgia, Kentucky, Ohio, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 13, 2024, no MSBC locations were franchised. We believe that MSBC will serve as a long-term growth vehicle that complements Cracker Barrel while providing increased exposure to urban and suburban markets.  Currently, we plan to open three to four MSBC locations in 2025.

HUMAN CAPITAL

As of August 02, 2024, we employed approximately 77,600 people, of whom 350 were in advisory and supervisory capacities, 3,385 were in-store management positions and 45 were officers. Many store personnel are employed on a part-time basis. Our employees are not represented by any union, and management considers its employee relations to be good. People are at the core of our business and an essential part of our Company.

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

As of August 02, 2024, 34% of our employee population is racially and/or ethnically diverse and 70% of our employee population is female.

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

Quality Assurance and Food Safety

Cracker Barrel incorporates robust quality assurance and food safety processes to ensure the safety of all our food and retail products delivered to our guests including the following:

●	Comprehensive food safety training for store employees and store managers;
●	Extensive requirements for food supplier approval;
●	Ongoing third-party food safety audits of food production and distribution centers;
●	Periodic food product audits conducted by Cracker Barrel quality assurance team;
●	Rigid processes to ensure new or alternative source suppliers deliver food products to exact specifications;
●	Third-party testing of retail non-food products to ensure compliance with all specifications and Federal regulations;
●	Regular unannounced food safety audits conducted on all Cracker Barrel locations several times per year by a nationally recognized third party food safety organization;
●	Ensuring a pest free environment in our locations though a stringent pest control process;
●	Monitoring of all national and local food safety regulations pertaining to both food products and store operations;
●	Monitoring of all health department inspections of all Cracker Barrel locations; and
●	Monitoring and responding to:
o	Food borne illness outbreaks,
o	Food and product recalls, and
o	Pandemic situations, e.g., COVID-19.

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

SEASONAL ASPECTS

Historically, our revenue and profits have been lower in the first and third fiscal quarters and higher in the second and fourth fiscal quarters. We attribute these variations primarily to the holiday shopping season and the summer vacation and travel season. Our gift shop sales, which are made substantially to our restaurant guests, historically have been highest in our second quarter, which includes the holiday shopping season. Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby generally contributing to higher profits in the Company’s fourth quarter. We also generally open additional new stores throughout the year. Additionally, the fourth quarter of 2024 consisted of 14 weeks. Therefore, the results of operations for any interim period cannot be considered indicative of the operating results for an entire year.

WORKING CAPITAL

In the restaurant industry, substantially all payments received on sales are made by credit card, debit card or cash. Therefore, like many restaurant companies, we are able to, and often do, operate with negative working capital. Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while other restaurant inventories purchased locally generally are financed through trade credit at terms of 30 days or less. Because of our gift shops, which have a lower product turnover than our restaurants, we carry larger inventories than many other companies in the restaurant industry. Retail inventories are generally financed through trade credit at terms of 60 days or less. These various trade terms are aided by rapid product turnover of the restaurant inventory. Employees generally are paid once every week or every two weeks except for bonuses that are paid either quarterly or annually in arrears. Many other operating expenses have normal trade terms and certain expenses, such as certain taxes and some benefits, are deferred for longer periods of time.

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

Risks Related to Macroeconomic and Industry Conditions

We are currently experiencing, and have in the past experienced, inflationary conditions with respect to a variety of costs, including the cost for food, ingredients, retail merchandise, transportation, distribution, labor and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset inflationary pressures on such costs, which may have a material adverse effect on our results of operations.

The strength of our revenues and results of operations are dependent upon, among other things, the price and availability of food, ingredients, retail merchandise, transportation, distribution, labor and utilities. We have experienced and continue to experience inflationary pressures with respect to these costs. Fluctuations in economic conditions, weather, supply chain disruptions, freight efficiency, demand and other factors also affect the availability, quality and cost of the ingredients and retail merchandise that we buy. Changes in global demand for corn, wheat and dairy products have caused and could continue to cause volatility in the feed costs for poultry and livestock. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including beef, pork, chicken, dairy and produce. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase our costs and possibly affect the supply of those products. Changes in demand for over-the-road transportation and distribution services could cause volatility, increase our costs and adversely affect our operating margins. In addition, the prices of our retail merchandise are similarly impacted by economic and inflationary pressures, which have caused and may continue to cause higher costs and lower margins. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We seek to provide a moderately priced product, and, as a result, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases without adversely affecting our customers’ demand. Consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors or may limit their restaurant or retail purchases. The extent to which price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or result in significant decreases in revenue volume, may have a material adverse effect on our revenues and results of operations.

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

Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply. Our failure to anticipate and respond effectively to one or more adverse changes in any of these factors could have a material adverse effect on our results of operations. Inflationary pressures and other fluctuations impacting the cost of these items could have a negative impact on our business in 2025.

Risks Related to Our Business

Pandemics, epidemics, endemics, and other public health concerns, or government regulation relating to the consumption of food products and widespread infectious diseases could reduce consumer traffic and could have a material adverse effect on our results of operations.

The United States and other countries have experienced, and may experience in the future, outbreaks of viruses, such as COVID-19, norovirus, the bird/avian flu or other diseases. We cannot predict whether such infectious diseases, including future variants of COVID-19, may impact sales and traffic at our stores, create staffing issues, increase commodity costs or result in store closures, which could subsequently damage or could reduce consumer traffic and could have a material adverse effect on our results of operations. In recent years there has been publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, salmonella, African swine fever, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken, pork, dairy and eggs. Food safety concerns, widespread outbreaks of livestock and poultry diseases, and product recalls, all of which are out of our control, and, in many instances, unpredictable, could also increase our costs and possibly affect the supply of livestock and poultry products.

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

In 2024, we announced a strategic transformation plan to enhance our menu and retail offerings, support our brand, improve operating margins and improve the efficiencies and effectiveness of our operations. Failure to achieve or sustain these plans could adversely affect our results of operations.

Our strategic transformation plan is in various stages of testing, evaluation and implementation, aimed to improve guest experience and increase profitability. These initiatives are generally aimed at enhancing menu and retail options, reducing our costs, improving margins and increasing brand awareness, including through expanding our footprint and investing in strategic relationships. Implementation of these initiatives across our store base is inherently risky even when initiatives have been tested successfully on a more limited scale, and customers may not be receptive to these changes, which may negatively impact our financial condition and results of operations. Successful system-wide implementation across hundreds of stores and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our initiatives may adversely affect our business, financial condition and results of operations.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations may be adversely affected.

The restaurant and retail industries are intensely competitive, and we face many well-established competitors. We compete with national and regional restaurant and retail chains and locally owned restaurants and retailers within each market. Competition from other regional or national restaurant and retail chains typically represent the more important competitive influence, principally because of their significant marketing and financial resources. We face competition as a result of the convergence of grocery, deli, retail and restaurant services, particularly in the supermarket industry. We also face competition from various off-premise meal replacement offerings including, but not limited to, home meal kits delivery, third-party meal delivery and catering and the rapid growth of these channels by our competitors. Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices. We compete primarily on the quality, variety and perceived value of menu and retail items. We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and other competitive pressures may affect both the availability and cost of these important resources. The number and location of stores, the growth of e-commerce, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors.

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

Multi-unit businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, poor service, guest discrimination, food-borne illness, viruses, product defects, personal injury, adverse health effects (including obesity), employee relations or other concerns stemming from one or a limited number of our stores. Even when the allegations or complaints are not accurate or valid, unfavorable publicity relating to one or more of our stores, or only to a single store, may adversely affect public perception of the entire brand before we have the opportunity to respond to and address such allegations. Additionally, social media can be utilized to target specific companies or brands as a result of a variety of actual or perceived actions or inactions that are disfavored by our customers, local culture, employees, or interest groups, which can materially and immediately impact consumer behavior. Social media allows users to organize collective actions and engage in other brand-damaging behaviors that, if targeted at us, could impact our business. Adverse publicity and its effect on overall consumer perceptions of food safety or customer service could have a material adverse effect on our business, financial condition and results of operations.

Additionally, social media uses and platforms are constantly evolving, and as a result, we need to innovate and develop our social media and digital marketing strategies to maintain brand relevance to increase brand recognition and reach a broader audience. If our social media initiatives or strategies are not successful, our brand awareness may decline or we may otherwise suffer reputational harm. In addition, a variety of risks are associated with the use of social media, including the public dissemination of proprietary or confidential information, negative comments about us, personally identifiable information, or out-of-date or false information. The inappropriate use of social media by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

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

As part of our strategic transformation plan, we announced a reduction in quarterly dividends. Any future determination to pay cash dividends on our common stock, or to pay cash dividends in an amount comparable to historical cash dividends on our common stock, will be based primarily upon our financial condition, prospects, results of operations and business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the payment of dividends. Furthermore, there can be no assurance that we will be able to actively repurchase our common stock, and we may discontinue plans to repurchase common stock at any time.

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

Our ability to maintain consistent quality throughout our operations depends in part upon our ability to acquire specified food and retail products and supplies in sufficient quantities. Partly because of our size, finding qualified vendors and accessing food, retail products, supplies and certain outsourced services in a timely and efficient manner is a significant challenge that typically is more difficult with respect to goods or services sourced outside the United States. We use a number of products that are or may be manufactured in a number of foreign countries, which subjects us to certain risks, including possible long lead times to source products; tariffs, trade barriers, sanctions, import limitations and other trade restrictions by the U.S. government on products or components shipped from foreign sources (particularly, the People’s Republic of China); fluctuating currency exchange rates or control regulations; foreign government regulations; product testing regulations; foreign political and economic instability; and disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries.

In some cases, we may have only one supplier for a product or service, which subjects us to the possible risks of shortages, interruptions and price fluctuations, and possible litigation when we change vendors because of performance issues. Global economic factors and the weak economic recovery continue to put significant pressure on suppliers, with some suppliers facing financial distress and others attempting to rebuild profitability, all of which tends to make the supply environment more expensive. If any of these vendors is unable to fulfill its obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

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

We rely extensively on our information technology across our operations, including, but not limited to, point of sales processing, supply chain management, retail merchandise allocation and distribution, labor productivity and expense management. Our business depends significantly on the reliability, security and capacity of our information technology systems to process these transactions, summarize results, manage and report on our business and our supply chain. From time to time, we experience unauthorized infiltration attempts and cyber-attacks, which have not yet, but could in the future, materially impact our operations. Cyber-attacks are increasingly common and sophisticated, including through use of developing technologies such as artificial intelligence to identify and exploit weaknesses in business security systems, and we cannot guarantee such attacks will not materially impact our business in the future.

Our information technology systems are subject to damage or interruption from power outages, computer, network, cable system, internet and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology and telecommunication systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them, and we could suffer loss of critical data and interruptions or delays in our operations in the interim. In addition, from time to time, our systems may become obsolete or require attention and could result in interruptions in our services and non-compliance with certain laws or regulations. Any material interruption in our information technology and telecommunication systems, including due to a cyber-attack or unauthorized infiltration attempt, could have a material adverse effect on our business or results of operations. In addition, some of these essential technology-based business systems are outsourced to third parties. While we make efforts to ensure that our outsourced providers are observing proper standards and controls, we cannot guarantee that breaches, disruptions or failures caused by these providers will not occur.

If we fail or our vendors fail to comply with privacy and data protection laws or our systems are compromised, our operations could be negatively impacted and we could be subject to litigation and adverse publicity.

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

In addition, customers and employees have a high expectation that we will adequately protect their personal information, including confidential card information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prevent others from obtaining improper access to this information. If we fail to comply with the laws and regulations regarding privacy and security or experience a security breach, we could be exposed to risks of data loss, regulatory investigations and/or penalties, a loss of the ability to process credit and debit card payments, substantial inconvenience or harm to our guests, litigation and serious disruption of our operations. Additionally, any resulting negative publicity could significantly harm our reputation and damage our relations with our guests.

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs; our use of third-party technologies has increased and if we are unable to maintain our rights to these technologies our business may be harmed.

Some of our business processes are currently outsourced to third parties. Such processes include distribution of food and retail products to our store locations and customers, credit and debit card authorization and processing, gift card tracking and authorization, payroll payments, payroll taxes processing, employee payroll card services, health care and workers’ compensation insurance claims processing, wage and related tax credit documentation and approval, guest satisfaction survey programs, employee engagement surveys and externally hosted business software applications. We cannot ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities, and there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our financial condition and results of operations.

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

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to food safety, and other labor issues (such as unionization), health care, animal health and welfare, menu labeling and building and zoning requirements and those relating to the preparation and sale of food and alcoholic beverages as well as certain retail products. The development and operation of our stores depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and applicable requirements concerning minimum wage, overtime, healthcare coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), and federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. We also face risks from new and changing laws and regulations relating to gift cards, nutritional content, nutritional labeling, product safety and menu labeling. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

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

Historically, we have relied upon billboards as our principal method of advertising. A number of states in which we operate restrict highway signage and billboards. Because many of our stores are located on the interstate highway system, our business is highly related to highway travel. Thus, signage or billboard restrictions or loss of existing signage or billboards could adversely affect our visibility and ability to attract customers. Additionally, as we continue to evolve our marketing strategy, we are increasingly utilizing more traditional and higher cost methods of advertising, such as national cable television, radio, online and digital media and our loyalty program. These types of advertising, their effects upon our revenues and, in turn, our profits, are uncertain. Additionally, if our competitors increased their spending on advertising and promotions, we could be forced to substantially increase our advertising, media or marketing expenses. If we did so or if our current advertising and promotion programs become less effective, we could experience a material adverse effect on our results of operations.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, guests, suppliers, shareholders, governmental agencies, competitors or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, guest discrimination; food safety issues; personal injury claims; violation of “dram shop” laws; trademark and patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease guest or consumer acceptance of our brand, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could adversely impact our operations and our ability to expand our brand in other ways, such as by diverting management’s attention away from operations. As a result, litigation may adversely affect our business, financial condition and results of operations.

Our business could be negatively affected as a result of actions of activist shareholders.

Activist shareholders have nominated candidates for election to our Board of Directors at our annual meetings of shareholders multiple times, resulting in proxy contests, and called publicly for special meetings of shareholders to consider other proposals relating to corporate policies of the Company, including on matters such as our dividend policy, capital structure and strategic alternatives. The Lion Fund II, L.P., Biglari Capital Corp., First Guard Insurance Company, Southern Pioneer Property and Casualty Insurance Company, Biglari Holdings Inc., Biglari Reinsurance Ltd. and Biglari Insurance Group Inc. are affiliates of Sardar Biglari (“Biglari”), and are the beneficial owners of approximately 9.3% of our outstanding common stock as of August 20, 2024.  We recently received notice from Biglari nominating five candidates for election to our Board of Directors at our 2024 Annual Meeting of shareholders.  If a proxy contest ensues, or if we become engaged in a proxy contest with another activist shareholder in the future, our business could be adversely affected because:

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

Provisions in our charter, Tennessee law and our shareholder rights agreement may discourage potential acquirers of the Company.

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company. In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders. In addition, our Board of Directors adopted a shareholder rights agreement, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock. If approved at the 2024 Annual Meeting, the shareholder rights agreement will expire on February 27, 2027.  If the shareholder rights agreement is not approved at the 2024 Annual Meeting, the shareholders rights agreement will expire promptly following the 2024 Annual Meeting.

The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights agreement or are otherwise not approved by our Board of Directors.

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

Our performance is dependent on attracting and retaining a large number of qualified store employees. Many staff members are in entry-level or part-time positions, typically with high rates of turnover. High turnover of store management and staff may cause us to incur higher direct costs associated with recruiting, training and retaining replacement personnel. Management turnover as well as general shortages in the labor pool can cause our stores to operate with reduced staff, which negatively affects our ability to provide appropriate service levels to our customers. Competition for qualified employees exerts upward pressure on wages and benefits paid to attract such personnel, resulting in higher labor costs, including greater recruiting and training expenses.

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

We may, from time to time, evaluate and pursue other opportunities for growth, including through strategic investments, joint ventures, other acquisitions, and other initiatives. These initiatives involve various inherent risks, including, without limitation, general business risk, integration and synergy risk, market acceptance risk and risks associated with the potential distraction of management. It may be difficult to predict the success of any endeavor, and such transactions and initiatives may not ultimately create value for us or our shareholders and may harm our reputation and materially adversely affect our business, financial condition and results of operations. Additionally, failure to maximize or successfully execute our customer loyalty program could adversely impact growth.

Individual store locations are affected by local conditions that could change and adversely affect the carrying value of those locations.

The success of our business depends on the success of individual locations, which in turn depends on stability of or improvements in operating conditions at and around those locations. Our revenues and expenses can be affected significantly by the number and timing of the opening of new stores and the closing, relocating and remodeling of existing stores. We incur substantial pre-opening expenses each time we open a new store and other expenses when we close, relocate or remodel existing stores, which may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations. Also, as demographic and economic patterns (e.g., highway or roadway traffic patterns, concentrations of general retail or hotel activity, local population densities or increased competition) change, current locations may not continue to be attractive or profitable. Possible declines in neighborhoods where our stores are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced revenues in those locations. The occurrence of one or more of these events could have a material adverse effect on our revenues and results of operations as well as the carrying value of our individual locations.

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

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. General economic conditions, including an inflationary environment, geopolitical or other macroeconomic conditions and uncertainty about the strength of the economy may adversely affect our results of operations. A protracted economic downturn, a worsening economy, increased energy prices, and rising interest rates may reduce consumer confidence and affect consumers’ ability or desire to spend disposable income. Current inflationary pressures and other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they shop and dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. We cannot guarantee that economic conditions will improve in 2025, in which case we may experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

Further, the related impact on available credit, may affect us and our suppliers and other business partners, landlords, and customers in an adverse manner, including, but not limited to, reducing access to liquid funds or credit (including through the loss of one or more financial institutions that are a part of our revolving credit facility), increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to or other financial institutions involved in our revolving credit facility and our derivative and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate.

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

Additionally, extreme or unseasonable weather conditions in the areas where our stores are located can adversely affect our business. Frequent or unusual extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and can disrupt deliveries of food and supplies to our stores and thereby reduce our sales and profitability. Similarly, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our retail inventory incompatible with those unseasonable conditions, and reduced sales from such extreme or prolonged unseasonable weather conditions could adversely affect our business.

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

Our business is not static – it changes periodically as a result of many factors, including, among other items discussed in other risk factors, the following:

●	increases and decreases in guest traffic, average weekly sales, restaurant and retail sales and restaurant profitability;
●	inflationary and other market conditions that affect the costs and availability of commodities, labor, energy, fuel, transportation and other inputs necessary to operate our stores effectively in a manner consistent with our strategy;
●	the rate at which we open new stores, the timing of new store openings and the related high initial operating costs;
●	changes in advertising and promotional activities and expansion into new markets; and
●	impairment of long-lived assets and any loss on store closures; and
●	volatility of our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are committed to securing and strengthening our information systems against cybersecurity threats and protecting the privacy and security of our customer, employee, and company data. However, as outlined in “Item 1A. Risk Factors — Risks Related to IT Systems, Cybersecurity and Data Privacy” of this Annual Report on Form 10-K, we are acutely aware that cybersecurity threats are a persistent concern in today’s digital world. Despite our investments in securing our information systems, we understand that cybersecurity incidents can still occur, potentially causing material harm to our brand, business, operations, and financial condition. In light of this, we have developed a cybersecurity risk management program to identify, assess, monitor and manage cybersecurity risk.

Our Board of Directors oversees cybersecurity risk as part of its risk management function and has delegated oversight of cybersecurity risk to the Audit Committee. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including reviewing risk assessments from management and outside consultants regarding our information systems and procedures and overseeing our cybersecurity risk management processes.

The Audit Committee receives quarterly reports from management on our cybersecurity risks and is updated on any cybersecurity incidents as necessary. The Audit Committee reports on cybersecurity matters to the full Board on a regular basis. Additionally, the full Board regularly receives presentations from management and third-parties on cybersecurity topics as part of the Board's ongoing education on issues that affect public companies.

As a critical component of our cybersecurity risk management program, we have strategically integrated cybersecurity risk management into our broader enterprise risk management function to cultivate a company-wide culture of cybersecurity risk management. Our program has been designed and evaluated based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). We use the NIST CSF as a guide to identify, assess, and manage cybersecurity risks relevant to our business. Additionally, given that we accept credit cards as a form of payment, we consider the requirements of the Payment Card Industry Data Security Standards (PCI DSS) as part of our cybersecurity risk management program.

We place a high priority on cybersecurity within our organization. This includes regular cybersecurity training for employees, focusing on relevant risks to their job duties (e.g. social engineering, ransomware, denial of service, and other risks). As part of our cybersecurity risk management program, we conduct internal tests to identify potential vulnerabilities. Additionally, we organize annual tabletop exercises led by third-party consultants to enhance our readiness for different scenarios, assess our core information systems and cybersecurity practices, improve decision-making and prioritization, and promote monitoring and reporting across business functions.

We annually engage third parties to perform cybersecurity audits to identify opportunities and enhancements to strengthen our policies and practices. We also annually engage an independent third party to perform internal and external penetration testing of our systems.

As part of our overall cybersecurity risk management program, the Company maintains cyber insurance coverage, and we periodically meet with our insurer to discuss emerging trends in cybersecurity. While we believe our cyber insurance coverage provides commercially reasonable levels of coverage, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

With respect to third-party service providers, our cybersecurity risk management program includes conducting due diligence of relevant service providers’ information security programs prior to onboarding, reassessing vendors using a risk-based approach, and performing off-boarding activities as relevant.  We also customarily require our financially significant third-party service providers and those third parties with access to sensitive data to promptly notify us of any actual or suspected breach impacting our data or operations. Additionally, we perform a formal System and Organization Controls (“SOC”) review process annually on our financially significant third-party service providers.

We continuously monitor cybersecurity risks and adjust our cybersecurity risk management program and practices as needed. As part of our program, we occasionally identify risks or threats to our systems, including ransomware and attempts to obtain team member credentials through both phishing attacks or social engineering. While these risks and threats require active and ongoing efforts to mitigate, we have not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our operations, business strategy, or financial condition.

Our Chief Information Officer (“CIO”) is directly responsible for the implementation of our cybersecurity risk management program. Our CIO is additionally primarily responsible for our overall information security, strategy, policy, security engineering, architecture, operations and cybersecurity threat detection and the management of cybersecurity risk. Our CIO has over 30 years of experience in the fields of finance, technology and cybersecurity, including relevant prior senior leadership positions held with Marriott International, where he served as Global Chief Information Officer. The CIO meets with our Chief Executive Officer (“CEO”) on a weekly basis and regularly reports to our senior management, as well as directly to our Board of Directors and the Audit Committee, regarding our cybersecurity risk and risk management.

As a part of our cybersecurity risk management program, our cybersecurity team meets regularly to monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents. In the event of a cybersecurity incident, we have a Cyber Incident Response Plan (“CIRP”) that governs our immediate response, including detection, escalation, assessment, management, and remediation. As part of the CIRP response, the cybersecurity team will coordinate with external advisors and other senior management as needed. The cybersecurity team routinely tests the CIRP across the organization to validate the procedures for appropriately escalating potentially material cybersecurity risks and incidents.

In the event of a cybersecurity incident, senior management, including our General Counsel, CIO, and Chief Financial Officer (“CFO”), are tasked with conducting an assessment of the incident. This assessment involves evaluating relevant quantitative and qualitative factors as well as considering SEC guidance. Depending on the assessment results, the cybersecurity event may be escalated to involve our CEO, Board of Directors, and law enforcement. Additionally, the Board of Directors in consultation with senior management will decide, based on the assessment, whether the cybersecurity incident requires disclosure in a filing with the SEC.

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

We lease office space for our MSBC headquarters which consists of approximately 15,000 square feet. In addition to the various corporate facilities, we have two owned properties for future development, a motel used for housing management trainees and for the general public, and four parcels of excess real property and improvements that we intend to sell.

In addition to the properties mentioned above, we own or lease the following store properties (including both our 658 Cracker Barrel Old Country Store locations and 68 locations for our MSBC locations) as of September 13, 2024:

State	Owned	Leased	State	Owned	Leased
Tennessee	29	30	Oklahoma	6	2
Florida	31	52	California	0	5
Texas	19	48	New Jersey	0	6
Georgia	26	27	Kansas	3	2
North Carolina	17	26	Wisconsin	5	0
Kentucky	22	17	Colorado	3	1
Ohio	22	14	Massachusetts	0	4
Virginia	15	20	New Mexico	1	3
Alabama	19	15	Utah	4	0
Indiana	20	8	Idaho	2	1
South Carolina	13	15	Iowa	3	0
Pennsylvania	8	17	Nevada	0	3
Illinois	19	2	Connecticut	1	1
Missouri	13	4	Montana	2	0
Michigan	12	3	Nebraska	1	1
Arizona	2	12	Delaware	0	1
Mississippi	9	4	Maine	0	1
Arkansas	5	7	Minnesota	1	0
Louisiana	8	2	New Hampshire	1	0
Maryland	3	6	North Dakota	1	0
New York	8	1	Rhode Island	0	1
West Virginia	3	6	South Dakota	1	0
				358	368

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

Pursuant to Instruction to Item 401 of Regulation S‑K and General Instruction G(3) to Form 10‑K, the information regarding legal proceedings is included in Part I of this Form 10‑K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information about Our Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Julie Masino	53	President and Chief Executive Officer

Laura A. Daily	60	Senior Vice President, Chief Merchant and Retail Supply Chain

Christopher B. Edwards	51	Senior Vice President, Chief Strategy Officer

Bruce A. Hoffmeister	63	Senior Vice President, Chief Information Officer

Sarah O. Moore	41	Senior Vice President, Chief Marketing Officer

Craig A. Pommells	49	Senior Vice President and Chief Financial Officer

Donna L. Roberts	49	Senior Vice President, Chief Human Resources Officer

Cammie Spillyards-Schaefer	47	Senior Vice President, Restaurant and Retail Operations

J. Mark Spurgin	56	Senior Vice President, Chief Restaurant Supply Chain Officer

Richard M. Wolfson	58	Senior Vice President, General Counsel and Corporate Secretary

Brian T. Vaclavik	58	Vice President, Corporate Controller and Principal Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Ms. Masino joined us as Chief Executive Officer-Elect in August 2023 and assumed her current position of President and Chief Executive Officer in November 2023, when she also became a member of our Board of Directors. Prior to joining us, she served as President, International of Taco Bell, a subsidiary of Yum! Brands from January 2020 to June 2023. From January 2018 to December 2019, she served as President, North America of Taco Bell. Ms. Masino served as the President, SVP and GM Fisher-Price at Mattel, Inc. from April 2017 to January 2018. Prior to her service at Mattel, she served as the President and then the Chief Executive Officer of Sprinkles Cupcakes from 2014 to 2017. From 2002 to 2014, Ms. Masino served in various leadership roles at Starbucks Corporation. Ms. Masino has over 20 years of experience in the restaurant industry.

Ms. Daily has been employed with us as Senior Vice President, Retail since May 2012. Prior to May 2012, she served as Vice President for Ballard Designs, an internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company. She has over 30 years of experience as a merchant with a number of retail organizations.

Mr. Edwards joined us in March 2024 in his current position. Prior to joining us, he served as Chief Strategy Officer at Canopy Growth Corporation from 2020 to 2023. Prior to his service at Canopy Growth Corporation, he served in various capacities including Senior Vice President of Strategy at Constellation Brands from 2010 to 2020.  Prior to Constellation Brands, he served as a Principal at The Boston Consulting Group from 2001 to 2009. He has over 20 years of experience in serving as a strategy leader.

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

Ms. Moore joined us in July 2024 in her current position.  Prior to joining us, she served in various capacities including Senior Vice President of Marketing at MGM Resorts International from 2012 to 2024, including most recently Senior Vice President of Marketing from 2021 to 2024 and Vice President Brand Marketing from 2019 to 2021.  She has nearly 20 years of hospitality experience.

Mr. Pommells has been employed with us since December 2021 in his current capacity. From October 2020 to December 2021, he served as Executive Vice President and Chief Financial Officer of Red Lobster Seafood Company. Prior to serving as Chief Financial Officer of Red Lobster Seafood Company, he served as Senior Vice President, Finance and Strategy from January 2015 to October 2020. Prior to Red Lobster, he spent more than ten years with Darden Restaurants in various finance and business analytics roles. Mr. Pommells has more than 20 years of experience in the restaurant industry and two years of experience in the retail industry.

Ms. Roberts has been employed with us since 2012 and assumed her current position in May 2020. Prior to her current role, she held other positions in the human resources and legal departments including Vice President of Human Resources from 2018 to 2020. Before joining us, she practiced law for ten years, most recently as a partner focused on commercial litigation and employment law.

Ms. Spillyards-Schaefer has been employed with us since 2017 and assumed her current position in January 2022. From 2017 to 2021, she served in various capacities in both operations and home office functions including Regional Vice President of Restaurant Operations from 2021 to 2022 and Vice President of Culinary from 2017 to 2021. Ms. Spillyards-Schaefer has over 20 years of experience in the restaurant industry.

Mr. Spurgin joined us in January 2023 as Senior Vice President, Chief Restaurant Supply Chain Officer. Prior to January 2023, he served as the Chief Supply Chain Officer for Restaurant Growth Services from 2021 to 2023 and Senior Vice President for Restaurant Growth Services, Supply Chain from 2018 to 2021. Prior to that, he was with The Cheesecake Factory and Bloomin’ Brands, where he led global procurement, logistics and international supply chain teams. He has over 30 years of supply chain experience.

Mr. Wolfson has been employed with us in his current capacity since July 2017. From January 2006 to April 2017, he served as Vice President, General Counsel and Corporate Secretary at CLARCOR Inc., an industrial company. From 2001 to 2006, he was a partner of the InterAmerican Group, an advisory services and private equity firm. Mr. Wolfson has over 30 years of legal experience.

Mr. Vaclavik joined us in October 2023 as Vice President and Controller and assumed his current position in November 2023.  Prior to joining us, he most recently served as Vice President – Controller of Access TeleCare, Inc. from July 2022 until May 2023.  From April 2021 until July 2022, he served as Vice President, Controller and Chief Accounting Officer of Tuesday Morning Corporation, and from February 2021 until April 2021, he served as a consultant for Passion 4 People Consulting, LLC.  He served as Senior Vice President and Chief Accounting Officer of Tailored Brands, Inc. from June 2014 until April 2020.  Mr. Vaclavik has over 20 years of experience in the retail industry.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CBRL.” There were 6,229 shareholders of record as of September 13, 2024.

See Note 4 to Consolidated Financial Statements with respect to dividend restrictions. See Dividends, Share Repurchases and Share-Based Compensation Awards under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources for further information regarding our dividends.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2024 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock in the fourth quarter ended August 02, 2024. On June 02, 2023, our Board of Directors renewed our authorization to repurchase up to $200,000 of our common stock for an additional year; this authorization expired on June 02, 2024.

ITEM 6. RESERVED

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

This overview summarizes the MD&A, which includes the following sections:

●	Executive Overview – a general description of our business, the restaurant and retail industries, our strategic priorities and our key performance indicators.
●	Results of Operations – an analysis of our consolidated statements of income presented in our Consolidated Financial Statements.
●	Liquidity and Capital Resources – an analysis of our primary sources of liquidity, capital expenditures and material commitments.
●	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

The following MD&A includes a discussion of 2024 and 2023 items and year-to-year comparisons between the years ended August 02, 2024 and July 28, 2023.  Discussion of 2022 items and year-to-year comparisons between the years ended July 28, 2023 and July 29, 2022 that are not included in this MD&A can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended July 28, 2023, filed with the SEC on September 26, 2023.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept. Each Cracker Barrel store consists of a restaurant with a gift shop. The restaurants serve breakfast, lunch and dinner. The gift shop offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods. As of September 13, 2024, the Company operated 658 Cracker Barrel stores located in 44 states. The Company also owns Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept. As of September 13, 2024, the Company operated 68 MSBC locations in ten states.

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

We believe there are significant challenges in the macroeconomic outlook for the coming quarters, including continued inflationary pressures, higher interest rates, higher consumer debt levels and lower savings rates, as well as the potential uncertainty associated with the geopolitical environment and the U.S. presidential election, among other factors.  However, despite these challenges, we remain focused on delivering long-term growth and returns for shareholders.  On May 16, 2024, we announced details of our strategic transformation plan, which was already underway and is built on the following five pillars of our strategy:

●	Refining the brand: evolving the brand across all touchpoints including refining and strengthening our positioning to best reach existing and new guests.
●	Enhancing the menu: introducing menu innovation focused on craveability and traffic drivers, streamlining processes to improve execution, and optimizing strategic pricing to protect value and improve profitability.
●	Evolving the store and guest experience: delivering an exceptional guest experience through operational excellence and improved store design and atmosphere. We are in the process of testing remodel prototypes and expect to complete 25-30 remodels in 2025 along with 25-30 store refreshes.
●	Winning in digital and off-premise: growing the off-premise business and leveraging technology such as our Cracker Barrel Rewards loyalty program. We continue to leverage guest data to better understand consumer behavior and identify ways to drive frequency and engagement.
●	Elevating the employee experience: upgrading training and development programs and tools, simplifying job roles and utilizing technology to improve the employee experience.

The Board of Directors is committed to a balanced capital allocation approach focused on profitable growth. Investing in the business continues to be the top priority followed by returning cash to shareholders through a regular quarterly dividend.  In conjunction with its strategic transformation plan, the Board of Directors modified the Company’s capital allocation policy to increase investments in the business to drive organic growth and reduce the quarterly dividend to facilitate these investments. The Board of Directors declared a dividend of $0.25 per share that was subsequently paid on August 06, 2024 to shareholders of record on July 19, 2024.

Key Performance Indicators

Management uses a number of key performance indicators to evaluate our operational and financial performance, including the following:

●	Comparable store restaurant sales increase/(decrease): To calculate comparable store restaurant sales increase/(decrease), we determine total restaurant sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store restaurant sales for the current year period from total comparable store restaurant sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store restaurant sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store restaurant sales for the historical period.
●	Comparable store retail sales increase/(decrease): To calculate comparable store retail sales increase/(decrease), we determine total retail sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store retail sales for the current year period from total comparable store retail sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store retail sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store retail sales for the historical period.
●	Comparable store restaurant and retail sales increase/(decrease): To calculate comparable store restaurant and retail sales increase/(decrease), we determine total restaurant and retail sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store restaurant and retail sales for the current year period from total comparable store retail sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store restaurant and retail sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store restaurant and retail sales for the historical period.
●	Average check increase per guest: To calculate average check per guest, we determine comparable store restaurant sales, as described above, and divide by comparable restaurant guest traffic, as described below. We then subtract average check per guest for the current year period from average check per guest for the applicable historical period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year average check number to calculate average check increase per guest, which we express as a percentage.
●	Comparable restaurant guest traffic increase/(decrease): To calculate comparable restaurant guest traffic increase/(decrease), we determine the number of entrees sold in our dine-in and off-premise business from stores open at least six full quarters at the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total entrees sold for the current year period from total entrees sold for the applicable historical period to calculate the absolute numerical change. To calculate comparable restaurant guest traffic increase/(decrease), which we express as a percentage, we divide the absolute numerical change by the total entrees sold for the historical period.

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

Additionally, economic, seasonal and weather conditions affect the restaurant and retail industries. Adverse economic conditions, such as elevated and/or volatile rates of inflation and unemployment adversely affect consumer discretionary income and dining and shopping habits. Historically, interstate tourist traffic and the propensity to dine out have been much higher during the summer months, thereby contributing to higher profits in our fourth quarter. Retail sales, which are made substantially to our restaurant guests, are historically strongest in the second quarter, which includes the holiday shopping season.

Severe weather events such as hurricanes, floods, tornadoes, and winter storms may prevent or dissuade guests from visiting our stores, impair our ability to staff our stores or force us to temporarily close affected stores, adversely impacting our restaurant and retail sales. Additionally, severe drought conditions and associated restrictions on water use may impair restaurant operations or increase costs in locations affected by such conditions. Climate change, changing weather patterns or unpredictable weather patterns may increase the incidence of any of these events and otherwise also impact guest visitation patterns on a macro scale. In addition to its impact on store operations, severe weather may also disrupt our supply chain, both in distribution to ports and central warehouses and in distribution to local stores. In general, we believe that the geographic dispersion of our stores and multiple sources of distribution adequately mitigate the potential impact of severe weather and changing weather patterns on our stores, but the Board of Directors and management team continually monitor and reexamine these considerations in light of ongoing trends.

We are currently experiencing, and have in the past experienced, inflationary conditions with respect to a variety of costs, including the cost for food, ingredients, retail merchandise, transportation, distribution, labor and utilities. While we continue to partially offset the impact of these inflationary pressures with menu price increases and operational improvements, there can be no assurance that such conditions will not adversely affect consumer demand or our cost structure in ways that we may be unable to manage without diminishing our profitability.

RESULTS OF OPERATIONS

The following table highlights operating results over the past two years:

	Relationship to Total Revenue
	2024	2023
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	31.3	32.8
Labor and other related expenses	36.6	35.1
Other store operating expenses	24.0	23.2
General and administrative expenses	6.0	5.0
Impairment and store closing costs	0.7	0.4
Goodwill impairment	0.1	—
Operating income	1.3	3.5
Interest expense, net	0.6	0.5
Income before income taxes	0.7	3.0
Provision for income taxes (income tax benefit)	(0.5)	0.1
Net income	1.2%	2.9%

The following table sets forth the change in the number of stores in operation for the past two years:

	2024	2023
Net change in Company owned stores:
Cracker Barrel	(2)	(4)
MSBC	7	8
Stores in operation at end of the period:
Cracker Barrel	658	660
MSBC	66	59
Total stores at end of period	724	719

Total Revenue

The following table highlights the key components of revenue for the past two years:

	2024	2023
Revenue in dollars: (1)
Restaurant	$2,794,128	$2,740,866
Retail	676,634	701,942
Total revenue	$3,470,762	$3,442,808
Total revenue percentage increase (1)	0.8%	5.4%
Total revenue by percentage relationships:
Restaurant	80.5%	79.6%
Retail	19.5%	20.4%
Average store volumes(1)(2):
Restaurant	$4,133.0	$4,040.2
Retail	1,024.3	1,058.2
Total revenue	$5,157.3	$5,098.4
Comparable store sales increase (decrease) (3):
Restaurant	(0.1)%	6.3%
Retail	(5.5)%	(0.4)%
Restaurant and retail	(1.2)%	4.9%
Average check increase	4.9%	9.8%
Comparable restaurant guest traffic decrease(3):	(5.0)%	(3.5)%

(1)	2024 consists of 53 weeks while the other periods consist of 52 weeks.

(2)	Average store volumes include sales of all stores except for MSBC.
(3)	Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks. Comparable store sales and traffic exclude MSBC.

Total revenue in 2024 increased 0.8% as compared to 2023. Total revenue in 2024 benefited from the additional week of 2024, which resulted in an increase in revenue of $62,800. Our comparable store restaurant sales decrease in 2024 as compared to 2023 resulted primarily from the guest traffic decrease partially offset by the average check increase.  The average check increase included an average menu increase of 4.9%. Off-premise sales represented approximately 20% of restaurant sales volumes in 2024 and 2023.

Our retail sales are made primarily to our restaurant guests. The decrease in our comparable store retail sales in 2024 as compared to 2023 resulted primarily from the decrease in guest traffic.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past two years:

	2024	2023
Cost of Goods Sold in dollars:
Restaurant	$743,390	$769,295
Retail	344,241	358,322
Total Cost of Goods Sold	$1,087,631	$1,127,617

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past two years:

	2024	2023
Restaurant Cost of Goods Sold	26.6%	28.1%

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in 2024 as compared to 2023 was primarily the result of our menu price increase referenced above. Commodity inflation was relatively flat in 2024. We presently expect the rate of commodity inflation to be approximately 2% to 3% in 2025.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past two years:

	2024	2023
Retail Cost of Goods Sold	50.9%	51.1%

Retail cost of goods sold as a percentage of retail revenue remained relatively constant in 2024 as compared to 2023.

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. The following table highlights labor and other related expenses as a percentage of total revenue for the past two years:

	2024	2023
Labor and related expenses	36.6%	35.1%

The year-to-year percentage change in 2024 as compared to 2023 resulted primarily from the following:

2024 Compared to 2023
Increase (Decrease) as a
Percentage of Total Revenue
Store hourly labor	1.1%
Store management compensation	0.3%
Employee health care expense	0.1%
Other wages	(0.2)%

The increase in store hourly labor and store management compensation as a percentage of total revenue in 2024 as compared to 2023 resulted primarily from higher staffing levels and the investment of additional labor hours to improve the guest experience as well as wage inflation partially offset by higher average check.   We presently expect the rate of wage inflation to be approximately 3% to 4% in 2025.

The increase in employee health care expenses as a percentage of total revenue in 2024 as compared to 2023 resulted primarily from higher claims.

During 2024, we revised our employee benefits policy which resulted in a one-time reduction in other wages expense for 2024 as compared to 2023.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, operating supplies, advertising, third-party delivery fees, credit card and gift card fees, real and personal property taxes and general insurance. Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the past two years:

	2024	2023
Other store operating expenses	24.0%	23.2%

The increase in other store operating expenses as a percentage of total revenue in 2024 as compared to 2023 resulted primarily from the increase in advertising expense due to higher media spending and costs associated with our new customer loyalty program, Cracker Barrel Rewards.

We presently expect higher depreciation expense in 2025 due to higher capital expenditures driven by investments in our stores including our store remodeling program as well as other strategic initiatives.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past two years:

	2024	2023
General and administrative expenses	6.0%	5.0%

The year-to-year percentage change in 2024 as compared to 2023 resulted primarily from the following:

2024 Compared to 2023
Increase as a Percentage
of Total Revenue
Professional fees	0.6%
Payroll and related expense	0.2%
Incentive compensation expense	0.1%

The increase in professional fees as a percentage of total revenue in 2024 as compared to 2023 resulted primarily from the costs associated with the Company’s strategic transformation plan.

The increase in payroll and related expense as a percentage of total revenue in 2024 as compared to 2023 resulted primarily from severance costs related to corporate restructuring and Chief Executive Officer transition costs incurred in 2024.

The increase in incentive compensation as a percentage of total revenue in 2024 as compared to 2023 resulted primarily from Chief Executive Officer (“CEO”) transition costs incurred in 2024.

We presently expect our general and administrative expenses will be higher in 2025 primarily due to the investments related to our strategic transformation initiatives and our proxy contest in connection with the Company’s upcoming 2024 Annual Meeting.

Impairment and Store Closing Costs

During 2024 and 2023, we recorded impairment charges of $17,448 and $11,692, respectively, as a result of the deterioration in operating performance of six Cracker Barrel locations and thirteen MSBC locations in 2024 and six Cracker Barrel locations in 2023. Additionally, during 2024 and 2023, we incurred costs of $5,494 and $2,307, respectively, in connection with the closure of four Cracker Barrel and two MSBC locations in 2024 and six Cracker Barrel and four MSBC locations in 2023 because of poor operating performance.

Impairment and store closing costs consisted of the following for the past two years:

	2024	2023
Impairment	$17,448	$11,692
Store closing costs	5,494	2,307
Total	$22,942	$13,999

Goodwill Impairment

During 2024, we recorded a goodwill impairment charge of $4,690 related to MSBC because of declining financial trends and changes in the macroeconomic environment, including interest rate and inflationary pressures.  This amount is recorded in the goodwill impairment line on the Consolidated Statements of Income.

Operating income

Operating income consisted of the following for the past two years:

	2024	2023
Operating Income	$45,119	$120,617

As discussed above, the decrease in operating income in 2024 as compared to 2023 resulted primarily from the investments made in 2024 related to labor, advertising and strategic transformation initiatives.  We also incurred higher impairments costs based on performance and CEO transition costs in 2024. Operating income in 2024 benefited from lower commodity inflation.

Interest Expense, Net

The following table highlights interest expense for the past two years:

	2024	2023
Interest expense, net	$20,933	$17,006

The year-to-year increase in 2024 as compared to 2023 resulted primarily from higher weighted average debt levels and higher weighted average interest rates under our revolving credit facility.

Provision for Income Taxes (Income Tax Benefit)

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the past two years:

	2024	2023
Effective tax rate	(69.2)%	4.4%

Our effective tax rate is lower than statutory rates primarily due to the benefit of tax credits. The decrease in our effective tax rate from 2023 to 2024 reflects the impact of tax credits on lower income before tax as well as favorable audit settlements.

We presently expect our effective tax rate for 2025 to be approximately (7%) to (11%).

Net Income

Net income consisted of the following for the past two years:

	2024	2023
Net income	$40,930	$99,050

Our net income in 2024 decreased compared to 2023 primarily due to our decline in our operating income discussed above partially offset by our income tax benefit for 2024 discussed above.

We presently expect total revenue in 2025 to be relatively flat to 2024 and the investments in our strategic transformation plan discussed above to more than offset expected cost savings in 2025. The Company’s focus for 2025 is to execute its strategic transformation plan while simultaneously remaining focused on operational excellence in our day-to-day business.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the past two years:

	2024	2023
Net cash provided by operating activities	$168,980	$250,457
Net cash used in investing activities	(124,327)	(124,319)
Net cash used in financing activities	(57,765)	(146,096)
Net decrease in cash and cash equivalents	$(13,112)	$(19,958)

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility. Our cash generated from our operations, together with our borrowing capacity under our 2022 Revolving Credit Facility, were sufficient to finance all of our growth, dividend payments, working capital needs, interest payments on long-term debt obligations and other cash payment obligations in 2024. We believe that cash at August 02, 2024, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our strategic transformation initiative and continuing expansion plans, debt service, dividend payments, capital expenditures and working capital needs for the next twelve months and thereafter for the foreseeable future. Our ability to draw on our 2022 Revolving Credit Facility is subject to the satisfaction of the provisions of the credit facility, as amended, and we believe we will be able to refinance our Revolving Credit Facility and other debt instruments prior their maturity.

Cash Generated from Operations

The decrease in net cash flow provided by operating activities in 2024 as compared to 2023 resulted primarily from lower net income and a lower decrease in retail inventory levels.

Purchase Obligations

We enter into purchase orders for food and retail merchandise; purchase orders for capital expenditures, supplies, other operating needs and other services; and commitments under contracts for maintenance needs and other services in the normal course of business. Our estimate as of August 02, 2024, for these purchase obligations is $141,446, of which $107,485 is short-term.  This estimate of our purchase obligations (i) excludes contracts that do not contain minimum purchase obligations and long-term agreements for services and operating needs that can be cancelled within 60 days without penalty, and (ii) includes long-term agreements and certain retail purchase orders for services and operating needs that can be cancelled (A) with more than 60 days’ notice without penalty only through the term of the notice period and (B) only in the event of an uncured material breach or with a penalty through the entire term of the contract. Because of the uncertainties of seasonal demands and promotional calendar changes, our estimated usage for food, supplies and other operating needs and services is calculated ratably over either the termination notice period or the remaining life of the contract, as applicable, unless we had better information available at the time related to each contract.

Leases

As of August 02, 2024, the total present value of our lease expenses (including variable lease costs) under operating leases was $725,829, which had a weighted-average remaining lease term 15.88 years, of which $86,318 is short-term. As of August 02, 2024, we have entered into leases that have not yet commenced with future short-term and long-term lease payments of $12,615 that are not yet recorded on our Consolidated Balance Sheets. These leases are expected to commence in 2025 and 2026. For additional information regarding our operating leases, see Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Long-Term Obligations

At August 02, 2024, other long-term obligations include our Non-Qualified Savings Plan ($25,719, with a corresponding long-term asset to fund the liability; see Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K), Deferred Compensation Plan ($854) and our long-term incentive plans ($3,015).

Taxes

At August 02, 2024, the entire liability of $15,317, for uncertain tax positions (including penalties and interest) is classified as a long-term liability.  At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions. See Note 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on our uncertain tax positions.

Capital Expenditures and Proceeds from Sale of Property and Equipment

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the past two years:

	2024	2023
Capital expenditures, net of proceeds from insurance recoveries	$127,461	$125,387

Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and strategic initiatives. The increase in capital expenditures in 2024 from 2023 resulted primarily from higher capital expenditures for strategic initiatives, including costs associated with our customer loyalty program, Cracker Barrel Rewards.

As part of our strategic transformation plan, we have modified our capital allocation policy and currently expect to increase our capital expenditures over the three-year period from 2025 to 2027 to approximately $600,000 to $700,000, of which $160,000 to $180,000 is estimated for 2025. This increase includes expansion of our maintenance and remodel initiatives as well as additional technology improvements.  This estimate also includes the acquisition of sites and construction costs of two new Cracker Barrel stores and three to four MSBC locations that we plan to open during 2025. We intend to fund our capital expenditures with cash generated by operations and cash on hand as the result of borrowings under our revolving credit facility, as necessary.

The following table presents our proceeds from sale of property and equipment for the past two years:

	2024	2023
Proceeds from sale of property and equipment	$3,134	$1,068

The increase in proceeds from sale of property and equipment in 2024 from 2023 resulted primarily from the sale of excess real property in 2024.

Borrowing Capacity, Debt Covenants and Notes

On June 17, 2022, we entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”). The 2022 Revolving Credit Facility also contains an option for the Company to increase the revolving credit facility by $200,000. Using our weighted average interest rate of 7.19% at August 02, 2024 and the outstanding borrowings at August 02, 2024, we anticipate having interest payments of $13,080, in 2025.

The following table highlights our borrowing capacity and outstanding borrowings under the 2022 Revolving Credit Facility, our standby letters of credit and our borrowing availability under the 2022 Revolving Credit Facility as of August 02, 2024:

August 02,2024
Borrowing capacity under the 2022 Revolving Credit Facility	$700,000
Less: Outstanding borrowings under the 2022 Revolving Credit Facility	180,000
Less: Standby letters of credit*	32,644
Borrowing availability under the 2022 Revolving Credit Facility	$487,356

*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and securing certain sale and leaseback transactions. Our standby letters of credit reduce our borrowing availability under the 2022 Revolving Credit Facility.

During 2024, we borrowed $406,500 and repaid $346,500 under the 2022 Revolving Credit Facility. During 2023, we borrowed $180,000 and repaid $190,000 under the 2022 Revolving Credit Facility.

Our 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with the 2022 Revolving Credit Facility’s financial covenants at August 02, 2024, and we expect to be in compliance with the 2022 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

Our $300,000 aggregate principal amount of 0.625% Convertible Senior Notes (the “Notes”) mature on June 15, 2026, unless earlier converted, repurchased or redeemed. The Notes are senior, unsecured obligations of the Company and bear cash interest at an annual rate of 0.625%, payable semi-annually in arrears on June 15 and December 15 of each year. For additional information regarding our 2022 Revolving Credit Facility and the Notes, see Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

In 2024, we paid regular dividends of $5.20 per share.  In connection with our strategic transformation program, we modified our capital allocation policy to support increased investments in our business to drive organic growth. As part of this shift to increase investment in our business, the Board of Directors reduced the quarterly dividend and declared a dividend of $0.25 per share that was subsequently paid on August 6, 2024 to shareholders of record on July 19, 2024. Additionally, during the first quarter of 2025, the Board declared a dividend of $0.25 per share payable on November 13, 2024 to shareholders of record as of October 18, 2024.

The following table highlights the dividends per share we paid for the past two years:

	2024	2023
Dividends per share paid	$5.20	$5.20

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments. On June 02, 2023, the Board of Directors renewed our authorization to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000, for an additional year; this authorization has expired.  We did not repurchase any shares of our common stock in 2024. In 2023, the Company repurchased 171,792 shares of its common stock in the open market at an aggregate cost of $17,449.

Working Capital

In the restaurant industry, substantially all payments received are made by credit card, debit card or cash.   Like many other restaurant companies, we are able to, and often do, operate with negative working capital. Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while other restaurant inventories purchased locally are generally financed through trade credit at terms of 30 days or less. Because of our retail gift shop, which has a lower product turnover than the restaurant, we carry larger inventories than many other companies in the restaurant industry. Retail inventories are generally financed through trade credit at terms of 60 days or less. These various trade terms are aided by rapid turnover of the restaurant inventory. Employees generally are paid once every week or every two weeks except for bonuses that are paid either quarterly or annually in arrears. Many other operating expenses have normal trade terms and certain expenses such as certain taxes and some benefits are deferred for longer periods of time.

	2024	2023
Working capital deficit	$(175,993)	$(206,679)

The change in working capital at August 02, 2024 compared to July 28, 2023 primarily reflected the decrease in our dividend payable as a result of our reduction of our quarterly dividend and the timing of payments for income taxes.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting guidance not yet adopted.  We are currently evaluating the impact of adopting the accounting guidance.

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

Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of the Board of Directors.

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

We have not made any material changes in our methodology for assessing impairments during the past three years and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment of long-lived assets. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material. During 2024 and 2023, we recorded impairment charges of $15,616 and $11,692, respectively, for long-lived assets due to the deterioration in operating performance of six Cracker Barrel locations and thirteen MSBC locations in 2024 and six Cracker Barrel locations in 2023.  The impairment charges are included in the impairment and store closing costs line item on the Consolidated Statements of Income. See the Lease Accounting section below for information related to an impairment charge related to a right-of-use asset recorded in 2024.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability programs. We purchase insurance for individual workers’ compensation claims that exceed $750 or $1,000 depending on the state in which the claim originated. We purchase insurance for individual general liability claims that exceed $500. We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims. These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually during the fourth quarter and is adjusted by the actuarially determined losses and actual claims payments made subsequent to this full scope actuarial study during the fourth quarter. Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves. The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate. As such, we record the losses in the lower half of that range and discount them to present value using a risk-free interest rate based on projected timing of payments. We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.

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

Changes in these assumptions and management judgments may produce materially different amounts in the recognition of the right-of-use assets and lease liabilities. Additionally, any loss resulting from an impairment of the right-of-use assets is recognized by a charge to income, which could be material. In 2024, we recorded an impairment charge of $1,832 related to a right-of-use asset for a Cracker Barrel location.  This amount is included in the impairment and store closing costs line item on the Consolidated Statement of Income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, such as changes in interest rates and commodity prices. We do not hold or use derivative financial instruments for trading purposes.

Interest Rate Risk. We have interest rate risk relative to our outstanding borrowings under our revolving credit facility. At August 02, 2024 and July 28, 2023, our outstanding borrowings totaled $180,000 and $120,000, respectively (see Note 4 to our Consolidated Financial Statements). In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at our election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case plus an applicable margin based on the Company’s consolidated total leverage ratio. Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4 to our Consolidated Financial Statements). Additionally, we have Notes, which bear cash interest at a fixed rate of 0.625% per annum.

At August 02, 2024, the weighted average interest rate of our outstanding $180,000 borrowings was 7.19%. At July 28, 2023, the weighted average interest rate of our outstanding $120,000 borrowings was 6.79%. The impact of a one-percentage point increase in the $180,000 of our outstanding borrowings at August 02, 2024, is approximately $1,800.

Credit Risk. In 2021, the Company issued the Notes and entered into the Convertible Note Hedge Transactions and the Warrant Transactions with the Hedge Counterparties. Subject to the movement in the Company’s common stock price, the Company could be exposed to credit risk arising out of the net settlement of the Convertible Note Hedge Transactions and the Warrant Transactions in its favor. Based on the Company’s review of the possible net settlements and the creditworthiness of the Hedge Counterparties and their affiliates, the Company believes it does not have a material exposure to credit risk as a result of these transactions at this time.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2024 and 2023:

	Percentage of Food Purchases
	2024	2023
Fruits and vegetables	14%	14%
Poultry	13%	14%
Dairy (including eggs)	13%	13%
Beef	13%	11%
Pork	10%	10%

Other categories affected by the commodities markets, such as grains and seafood, may each account for as much as 8% of our food purchases. While some of our food items are produced to our proprietary specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities required by us, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary to allow us to avoid any material adverse effects that could be caused by such unavailability. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably even over short periods of time. Changes in commodity prices would affect us and our competitors generally and depending on the terms and duration of supply contracts, sometimes simultaneously. We enter into contracts for certain of our products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or much of the increased commodity costs by adjusting our menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can result in lower margins. We continue to partially offset commodity pressures through menu price increases and operational improvements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and subsidiaries (the "Company") as of August 2, 2024, and July 28, 2023, and the related consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows, for each of the three years in the period ended August 2, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 2, 2024, and July 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 2, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 2, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Commitments and Contingencies – Insurance Reserves – Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company self-insures a significant portion of its workers’ compensation and general liability program and records a reserve for all unresolved claims and an estimate of incurred but not reported (IBNR) claims. These reserves and estimates of IBNR claims are based upon a full scope actuarial study performed annually by management’s specialist during the fourth quarter and are adjusted by the actuarially determined losses and actual claims payments made subsequent to this full scope actuarial study during the fourth quarter. The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate. Using this information, the Company records the expected losses in the lower half of the range, which is discounted to present value using a risk-free interest rate. The Company also monitors actual claims development as another means of estimating the adequacy of the historical reserves.

We identified insurance reserves as a critical audit matter because estimating the reserve for all unresolved claims and IBNR claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether insurance reserves were appropriately recorded as of August 2, 2024.

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

September 27, 2024

We have served as the Company’s auditor since 1974.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED BALANCE SHEETS

	(In thousands except share data)
	August 02,2024	July 28,2023
ASSETS
Current Assets:
Cash and cash equivalents	$12,035	$25,147
Accounts receivable	39,204	30,446
Income taxes receivable	9,882	2,062
Inventories	180,958	189,364
Prepaid expenses and other current assets	36,135	35,268
Total current assets	278,214	282,287
Property and equipment
Land	253,816	254,813
Buildings and improvements	823,561	807,585
Restaurant and other equipment	896,258	852,442
Leasehold improvements	449,507	438,495
Construction in progress	15,709	26,978
Total	2,438,851	2,380,313
Less: Accumulated depreciation and amortization	1,479,030	1,408,368
Property and equipment – net	959,821	971,945
Operating lease right-of-use assets, net	850,835	889,306
Goodwill	—	4,690
Intangible assets	24,425	23,426
Other assets	48,199	46,440
Total assets	$2,161,494	$2,218,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$162,288	$165,484
Current portion of long-term debt	75	75
Current operating lease liabilities	49,837	46,336
Taxes withheld and accrued	41,433	38,835
Accrued employee compensation	60,385	64,821
Accrued employee benefits	28,476	24,417
Deferred revenues	87,488	95,016
Dividend payable	6,317	29,491
Other current liabilities	17,908	24,491
Total current liabilities	454,207	488,966
Long-term debt	476,581	414,904
Long-term operating lease liabilities	675,993	702,413
Other long-term obligations	46,852	53,730
Deferred income taxes	67,712	74,256
Commitments and Contingencies (Note 14)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 2024 – 22,203,043 shares issued and outstanding; 2023– 22,153,625 shares issued and outstanding	222	221
Additional paid-in capital	12,575	3,886
Retained earnings	427,352	479,718
Total shareholders’ equity	440,149	483,825
Total liabilities and shareholders’ equity	$2,161,494	$2,218,094

See Notes to Consolidated Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(In thousands except share data)
	Fiscal years ended
	August 02, 2024	July 28, 2023	July 29, 2022

Total revenue	$3,470,762	$3,442,808	$3,267,786
Cost of goods sold (exclusive of depreciation and rent)	1,087,631	1,127,617	1,049,884
Labor and other related expenses	1,271,555	1,208,669	1,149,077
Other store operating expenses	831,763	797,815	758,389
General and administrative expenses	207,062	174,091	157,433
Impairment and store closing costs	22,942	13,999	—
Goodwill impairment	4,690	—	—
Operating income	45,119	120,617	153,003
Interest expense, net	20,933	17,006	9,620
Income before income taxes	24,186	103,611	143,383
Provision for income taxes (income tax benefit)	(16,744)	4,561	11,503
Net income	$40,930	$99,050	$131,880

Net income per share:
Basic	$1.84	$4.47	$5.69
Diluted	$1.83	$4.45	$5.67

Weighted average shares:
Basic	22,191,961	22,167,875	23,164,180
Diluted	22,319,894	22,265,399	23,246,010

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 31, 2021	23,497,166	$235	$—	$663,398	$663,633
Net income	—	—	—	131,880	131,880
Total comprehensive income	—	—	—	131,880	131,880
Cash dividends declared - $5.20 per share	—	—	—	(121,135)	(121,135)
Share-based compensation	—	—	8,198	—	8,198
Issuance of share-based compensation awards, net of shares withheld for employee taxes	32,461	—	(2,599)	—	(2,599)
Purchases and retirement of common stock	(1,248,184)	(12)	(5,599)	(125,931)	(131,542)
Cumulative-effect of change in accounting principle, net of taxes	—	—	—	(36,956)	(36,956)
Balances at July 29, 2022	22,281,443	$223	$—	$511,256	$511,479
Net income	—	—	—	99,050	99,050
Total comprehensive income	—	—	—	99,050	99,050
Cash dividends declared - $5.20 per share	—	—	—	(115,852)	(115,852)
Share-based compensation	—	—	9,045	—	9,045
Issuance of share-based compensation awards, net of shares withheld for employee taxes	43,974	—	(2,448)	—	(2,448)
Purchases and retirement of common stock	(171,792)	(2)	(2,711)	(14,736)	(17,449)
Balances at July 28, 2023	22,153,625	$221	$3,886	$479,718	$483,825
Net income	—	—	—	40,930	40,930
Total comprehensive income	—	—	—	40,930	40,930
Cash dividends declared - $4.15 per share	—	—	—	(93,296)	(93,296)
Share-based compensation	—	—	10,298	—	10,298
Issuance of share-based compensation awards, net of shares withheld for employee taxes	49,418	1	(1,609)	—	(1,608)
Purchases and retirement of common stock	—	—	—	—	—
Balances at August 02, 2024	22,203,043	$222	$12,575	$427,352	$440,149

See Notes to Consolidated Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(In thousands)
	Fiscal years ended
	August 02, 2024	July 28, 2023	July 29, 2022
Cash flows from operating activities:
Net income	$40,930	$99,050	$131,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,746	104,485	103,568
Amortization of debt issuance costs	1,752	1,730	1,755
Loss on disposition of property and equipment	9,143	6,600	5,637
Impairment	17,448	11,692	—
Goodwill impairment	4,690	—	—
Share-based compensation	10,298	9,045	8,198
Noncash lease expense	59,523	59,767	58,498
Amortization of asset recognized from gain on sale and leaseback transactions	12,735	12,735	12,735
Changes in assets and liabilities:
Accounts receivable	(7,477)	3,404	(2,039)
Income taxes receivable	(7,820)	389	18,672
Inventories	8,406	23,885	(74,929)
Prepaid expenses and other current assets	(867)	(11,043)	(2,771)
Other assets	(3,566)	(848)	8,459
Accounts payable	(3,196)	(4,387)	34,695
Current operating lease liabilities	3,501	(8,235)	4,120
Taxes withheld and accrued	2,598	(21,377)	12,181
Accrued employee compensation	(4,448)	13,151	(13,129)
Accrued employee benefits	4,059	(585)	1,278
Deferred revenues	(7,528)	1,401	458
Other current liabilities	(6,583)	7,192	(6,591)
Long-term operating lease liabilities	(62,566)	(49,634)	(59,227)
Other long-term liabilities	(7,254)	(2,023)	(32,048)
Deferred income taxes	(6,544)	(5,937)	(6,147)
Net cash provided by operating activities	168,980	250,457	205,253

Cash flows from investing activities:
Purchase of property and equipment	(128,295)	(126,987)	(98,341)
Proceeds from insurance recoveries of property and equipment	834	1,600	1,237
Proceeds from sale of property and equipment	3,134	1,068	105
Acquisition of business, net of cash acquired	—	—	(1,500)
Net cash used in investing activities	(124,327)	(124,319)	(98,499)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	406,500	180,000	230,000
Principal payments under long-term debt	(346,575)	(190,124)	(185,124)
Taxes withheld from issuance of share-based compensation awards	(1,608)	(2,448)	(2,599)
Purchases and retirement of common stock	—	(17,449)	(131,542)
Deferred financing costs	—	—	(2,148)
Dividends on common stock	(116,082)	(116,075)	(114,829)
Net cash used in financing activities	(57,765)	(146,096)	(206,242)

Net decrease in cash and cash equivalents	(13,112)	(19,958)	(99,488)
Cash and cash equivalents, beginning of period	25,147	45,105	144,593
Cash and cash equivalents, end of period	$12,035	$25,147	$45,105

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$18,484	$13,596	$7,698
Income taxes	9,212	6,486	25,948

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$9,499	$9,633	$7,421
Dividends declared but not yet paid	7,435	30,233	30,456

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

Basis of Presentation

Fiscal year – The Company’s fiscal year ends on the Friday nearest July 31st and each quarter consists of thirteen weeks unless noted otherwise. The periods presented in the Company’s financial statements are the fiscal years ended August 02, 2024 (“2024”), July 28, 2023 (“2023”) and July 29, 2022 (“2022”), respectively. Each of these periods has 52 weeks except for 2024, which consisted of 53 weeks. Similarly, references in these Notes to a year or quarter are to the Company’s fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

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

Property and equipment – Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight‑line and double‑declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2024	2023	2022
Total depreciation expense	$110,938	$103,691	$102,297
Depreciation expense related to store operations*	103,169	96,339	96,243

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

Impairment of long-lived assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down, for an asset to be held and used, to the estimated fair value or, for an asset to be disposed of, to the fair value, net of estimated costs of disposal. Any loss resulting from impairment is recognized by a charge to income. During 2024 and 2023, the Company recorded impairment charges of $15,616 and $11,692, respectively, for long-lived assets which are included in the impairment and store closing costs line on the Consolidated Statements of Income.

Goodwill and other intangible assets – The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired and the liabilities assumed are recognized and measured at their fair values on the date the Company obtains control in the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as estimated amounts. Adjustments to these estimated amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired and the liabilities assumed has been obtained, limited to one year from the acquisition date) are recorded when identified. Goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. Goodwill and other intangibles are evaluated for impairment annually on June 1 or more frequently if events occur or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company’s goodwill consisted of its 100% ownership of Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept. In 2024, the Company determined that the entire amount of the goodwill was impaired and recorded an impairment charge of $4,690 which is recorded in the goodwill impairment line on the Consolidated Statement of Income.

Other intangibles primarily consist of the MSBC tradename and liquor licenses. The MSBC tradename was capitalized as an indefinite-lived intangible asset and, at both August 02, 2024 and July 28, 2023, was $20,960. The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Liquor licenses capitalized as intangible assets were $3,365 and $2,290, respectively, at August 02, 2024 and July 28, 2023.

Segment reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Using these criteria, the Company manages its business on the basis of one reportable operating segment (see Note 6 for additional information regarding segment reporting).

Unredeemed gift cards and certificates – Unredeemed gift cards and certificates represent a liability of the Company related to unearned income and are recorded at their expected redemption value. No revenue is recognized in connection with the point-of-sale transaction when gift cards or gift certificates are sold. Any amounts remitted to states under escheat or similar laws reduce the Company’s deferred revenue liability and have no effect on revenue or expense while any amounts that the Company is permitted to retain are recorded as revenue. See “Revenue recognition” section in this Note and Note 7 for information regarding breakage.

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

Included in restaurant and retail revenue is gift card breakage. Customer purchases of gift cards, to be utilized at the Company’s stores, are not recognized as sales until the card is redeemed and the customer purchases food and/or merchandise. Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards indefinitely. A certain number of gift cards will not be fully redeemed. Management estimates unredeemed balances and recognizes gift card breakage revenue for these amounts in the Company’s Consolidated Statements of Income over the expected redemption period. Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns.  The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. See Note 7 for additional information regarding revenue recognition.

Insurance – The Company self-insures a significant portion of its workers’ compensation and general liability programs. The Company purchases insurance for individual workers’ compensation claims that exceed $750 or $1,000 depending on the state in which the claim originates. The Company purchases insurance for individual general liability claims that exceed $500.

The Company records a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims (“IBNR”). These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually during the Company’s fourth quarter and is adjusted by the actuarially determined losses and actual claims payments made subsequent to this full scope actuarial study during the fourth quarter. Additionally, the Company performs limited scope actuarial studies on a quarterly basis to verify and/or modify the Company’s reserves. The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate. As such, the Company records the losses at the lower half of that range and discounts them to present value using a risk-free interest rate based on projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of its reserves.

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

The Company elected to not separate lease and non-lease components. Additionally, the Company elected to apply the short term lease exemption to all asset classes and the short term lease expense for the period reasonably reflects the short term lease commitments. As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the time of commencement or modification date in determining the present value of lease payments. For operating leases that commenced prior to the date of adoption of the new lease accounting guidance, the Company used the incremental borrowing rate as of the adoption date. Assumptions used in determining the Company’s incremental borrowing rate include the Company’s implied credit rating and an estimate of secured borrowing rates based on comparable market data. See Note 8 for additional information regarding leases.

Advertising – The Company expenses the costs of producing advertising the first time the advertising takes place. Other advertising costs are expensed as incurred.

Advertising expense for each of the three years was as follows:

	2024	2023	2022
Advertising expense	$112,793	$89,798	$89,850

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

If a share-based compensation award is modified after the grant date, incremental compensation expense, if any, is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Incremental compensation expense for vested awards is recognized immediately. For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period.

Additionally, the Company’s policy is to issue shares of common stock to satisfy exercises of share-based compensation awards. See Note 9 for additional information regarding share-based compensation.

Income taxes – The Company’s provision for income taxes (income tax benefit) includes employer tax credits for FICA taxes paid on employee tip income and other employer tax credits which are accounted for using the flow-through method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recognizes (or derecognizes) a tax position taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained (or not sustained) upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company recognizes, net of tax, interest and estimated penalties related to uncertain tax positions in its provision for income taxes (income tax benefit). See Note 12 for additional information regarding income taxes.

Net income per share – Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the reporting period. Common equivalent shares related to nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The convertible senior notes and related warrants are calculated using the net share settlement option under the if-converted method. Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted earnings per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $159.46 as of August 02, 2024. Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price of $223.24 was greater than the average market price of the Company’s common stock during the period.  See Note 4 for additional information regarding the Company’s convertible senior notes and Note 13 for additional information regarding additional information regarding net income per share.

Recent Accounting Pronouncements Not Yet Adopted

Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued new reportable segment disclosure requirements which require incremental segment information related to measuring segment performance on an annual and interim basis. These new disclosure requirements are effective for the fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. These disclosure requirements should be applied on a retrospective basis. The Company is currently evaluating the effect of adopting these new disclosure requirements on its annual consolidated financial statements and related disclosures in 2025 as well as interim disclosures beginning in the first quarter of 2026.

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

Fair value for certain of the Company’s assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, a three-level hierarchy for inputs is used. These levels are:

●	Quoted Prices in Active Markets for Identical Assets (“Level 1”) – quoted prices (unadjusted) for an identical asset or liability in an active market.
●	Significant Other Observable Inputs (“Level 2”) – quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
●	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at August 02, 2024 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$1	$—	$—	$1
Total	$1	$—	$—	$1
Deferred compensation plan assets**				25,719
Total assets at fair value				$25,720

The Company’s assets and liabilities measured at fair value on a recurring basis at July 28, 2023 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$9,001	$—	$—	$9,001
Total	$9,001	$—	$—	$9,001
Deferred compensation plan assets**				27,129
Total assets at fair value				$36,130

*Consists of money market fund investments.

**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s non-qualified savings plan and is included in the Consolidated Balance Sheets as other assets (see Note 11).

The Company did not have any liabilities measured at fair value on a recurring basis at August 02, 2024 and July 28, 2023. The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of accounts receivable and accounts payable at August 02, 2024 and July 28, 2023, approximate their carrying amounts because of their short duration. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at August 02, 2024 and July 28, 2023.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the Notes was $267,939 and $259,311 as of August 02, 2024 and July 28, 2023, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

In 2024, six Cracker Barrel were determined to be impaired and thirteen MSBC locations were determined to be impaired because of declining operating performance. In 2023, six Cracker Barrel locations were  determined to be impaired because of declining operating performance. Fair value of these locations was determined by sales prices of comparable assets or estimates of discounted future cash flows considering their highest and best use. Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations. Additionally, changes in the local and national economies and markets for real estate and other assets can impact the sales prices of the assets. The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs. Based on its analysis, the Company recorded impairment charges of $17,448 and $11,692, respectively, in 2024 and 2023, which is included in the impairment and store closing costs line on the Consolidated Statements of Income.

In 2024, based on the Company’s analysis of MSBC’s goodwill, the Company concluded that the goodwill was impaired based on changes in the macroeconomic environment, including interest rate and inflationary pressures, and declining financial trends, which resulted in a calculated fair value lower than the goodwill’s carrying value.  As part of its analysis, the Company used the discounted cash flow method to estimate fair value. Significant inputs for this method include projected cash flows, growth rate and discount rate.  The Company recorded an impairment of the entire goodwill amount of $4,690 in 2024; this amount is recorded in the goodwill impairment line on the Consolidated Statement of Income.

3.	Inventories

Inventories were comprised of the following at:

	August 02, 2024	July 28, 2023
Retail	$138,278	$145,175
Restaurant	25,829	24,427
Supplies	16,851	19,762
Total	$180,958	$189,364

4.	Debt

On June 17, 2022, the Company entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”). The 2022 Revolving Credit Facility also contains an option to increase the revolving credit facility by $200,000. At August 02, 2024 and July 28, 2023, the Company had $180,000 and $120,000, respectively, in outstanding borrowings under the 2022 Revolving Credit Facility.

At August 02, 2024, the Company had $32,644 of standby letters of credit, which reduce the Company’s borrowing availability under the 2022 Revolving Credit Facility (see Note 14). At August 02, 2024, the Company had $487,356 in borrowing availability under the 2022 Revolving Credit Facility.

In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case, plus an applicable margin based on the Company’s consolidated total leverage ratio. At August 02, 2024, the weighted average interest rate on $180,000 of the Company’s outstanding borrowings was 7.19%. At July 28, 2023, the weighted average interest rate on $120,000 of the Company’s outstanding borrowings was 6.79%.

The 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio. At August 02, 2024, the Company was in compliance with all debt covenants under the 2022 Revolving Credit Facility.

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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including for the payment of dividends to holders of the Company’s common stock. On August 02, 2024, the conversion rate, as adjusted, was 6.2713 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the Notes offering were approximately $291,000, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

The Notes are accounted for entirely as a liability and the issuance costs of the Notes are accounted for wholly as debt issuance costs in the Consolidated Balance Sheets as of August 02, 2024 and July 28, 2023.

During any calendar quarter preceding September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following, convert all of a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during 2024, 2023 or 2022. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of August 02, 2024 and July 28, 2023, the Company could not be required to settle the Notes in cash and, therefore, the Notes are classified as long-term debt.

The following table includes the outstanding principal amount and carrying value of the Notes as of the periods indicated:

	August 02, 2024	July 28, 2023
Liability component
Principal	$300,000	$300,000
Less: Debt issuance costs	3,419	5,171
Net carrying amount	$296,581	$294,829

The effective rate of the Notes over their expected life is 1.23%.

The following is a summary of interest expense for the Notes for each of the three years:

	2024	2023	2022
Coupon interest	$1,932	$1,896	$1,896
Amortization of issuance costs	1,752	1,730	1,755
Total interest expense	$3,684	$3,626	$3,651

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. By default, the Warrant Transactions are net share settled and the Company has the option to settle in cash or shares. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. On August 02, 2024, the strike price, as adjusted, of the Warrant Transactions was adjusted to $223.24 per share as a result of dividends declared since the Notes were issued.

As these transactions meet certain accounting criteria, the Convertible Note Hedge Transactions and Warrant Transactions were recorded in stockholders’ equity, not accounted for as derivatives and are not remeasured each reporting period.

5.	Share Repurchases

Subject to the limits imposed by the Company’s revolving credit facility, in the fourth quarter of 2022, the Company was authorized by its Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000.  On June 2, 2023, the Company’s Board of Directors renewed this authorization for an additional year which expired on June 2, 2024. In 2024, the Company did not repurchase any shares of its common stock. In 2023, the Company repurchased 171,792 shares of its common stock in the open market at an aggregate cost of $17,449. In 2022, the Company repurchased 1,248,184 shares of its common stock in the open market at an aggregate cost of $131,542.

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

7. Revenue Recognition

Disaggregation of revenue

Total revenue was comprised of the following for each of the three years:

	2024	2023	2022
Revenue:
Restaurant	$2,794,128	$2,740,866	$2,565,628
Retail	676,634	701,942	702,158
Total revenue	$3,470,762	$3,442,808	$3,267,786

Gift Card Breakage

For 2024, 2023 and 2022, gift card breakage was $11,397, $10,713, and $9,572, respectively. Revenue recognized in the Consolidated Statements of Income for 2024, 2023 and 2022, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $36,958, $40,103, and $42,169, respectively. Deferred revenue related to the Company’s gift cards was $84,854 and $88,556, respectively, at August 02, 2024 and July 28, 2023.

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

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of August 2, 2024, deferred revenue related to the loyalty program was $1,544 and is included in deferred revenue on the Consolidated Balance Sheet.

8.	Leases

The Company has entered into two Cracker Barrel and three MSBC agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities as it has not yet taken possession. These leases are expected to commence in 2025 and 2026 with undiscounted future payments of $11,292 and $1,323, respectively.

The following table summarizes the components of lease cost for operating leases for each of the three years:

	2024	2023	2022
Operating lease cost	$110,661	$109,908	$108,903
Short term lease cost	3,509	2,947	2,409
Variable lease cost	3,522	3,669	2,673
Total lease cost	$117,692	$116,524	$113,985

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for each of the three years:

	2024	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$97,014	$95,294	$92,600
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	14,219	17,378	19,143
Lease modifications or reassessments increasing right-of-use assets	23,532	11,320	11,978
Lease modifications removing right-of-use assets	(2,133)	(413)	(670)
Right-of-use asset impairment*	(1,832)	—	—

*Included in the Impairment line on the Consolidated Statement of Cash Flows

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of August 02, 2024, July 28, 2023 and July 29, 2022:

	2024	2023	2022
Weighted-average remaining lease term	15.88 Years	16.88 Years	17.38 Years
Weighted-average discount rate	5.38%	5.09%	4.90%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of August 02, 2024:

Year	Total
2025	$86,318
2026	74,542
2027	70,152
2028	67,654
2029	65,666
Thereafter	738,625
Total future minimum lease payments	1,102,957
Less imputed remaining interest	(377,127)
Total present value of operating lease liabilities	$725,830

Sale and Leaseback Transactions

In 2009, the Company completed sale and leaseback transactions involving 15 of its Cracker Barrel stores and its retail distribution center. Under the transactions, the land, buildings and building improvements at the locations were sold and leased back for terms of 20 and 15 years, respectively. The leases include specified renewal options for up to 20 additional years.

In 2020, the Company completed a sale and leaseback transaction involving 64 Cracker Barrel stores.  Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for initial terms of 20 years and renewal options up to 50 years.

In 2021, the Company completed a sale and leaseback transaction involving 62 Cracker Barrel stores.   Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for initial terms of 20 years and renewal options up to 50 years.

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

The 2020 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,033,441 shares, the number of shares that were available for issuance as of September 24, 2020 (the “Cutoff Date”) pursuant to the Prior Plan, plus the number of shares that became available for issuance pursuant to the terms of the Prior Plan following the Cutoff Date and prior to the effective date.  However, this share reserve is increased by shares awarded under this and the Prior Plan which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation after the effective date of the 2020 Omnibus Plan. Additionally, this share reserve was decreased by shares granted from the 2020 Omnibus Plan after the effective date. At August 02, 2024, the number of shares authorized for future issuance under the Company’s active plan is 982,523. At August 02, 2024, the number of outstanding awards under the 2020 Omnibus Plan and the Prior Plan was 285,817 and 1,259, respectively.

The Company’s nonvested stock awards consist of the Company’s common stock, generally accrue dividend equivalents and vest over one to three years. The fair value of the Company’s nonvested stock awards which accrue dividends is equal to the market price of the Company’s stock at the date of the grant. Dividends are forfeited for any nonvested stock awards that do not vest.

The Company’s nonvested stock awards include its long-term performance plans which were established by the Committee for the purpose of rewarding certain officers with shares of the Company’s common stock if the Company achieved certain performance targets. The stock awards under the long-term performance plans are calculated or estimated based on achievement of financial performance measures.

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at August 02, 2024:

		Vesting Period
Long-Term Performance Plan (“LTPP”)	Performance Period	(in Years)
2024 LTPP	2024 – 2026	3
2023 LTPP	2023 – 2025	3
2022 LTPP	2022 – 2024	3

The following table summarizes the shares that have been accrued under the 2024 LTPP, 2023 LTPP and 2022 LTPP at August 02, 2024:

2024 LTPP	34,290
2023 LTPP	15,492
2022 LTPP	11,139

A summary of the Company’s nonvested stock activity as of August 02, 2024, and changes during 2024 are presented in the following table:

		Weighted-Average Grant
Nonvested Stock	Shares	Date Fair Value
Unvested at July 28, 2023	180,657	$114.47
Granted	129,674	70.66
Vested	(72,631)	118.01
Forfeited	(11,545)	120.18
Unvested at August 02, 2024	226,155	$87.92

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2024	2023	2022
Total fair value of nonvested stock	$8,571	$4,947	$6,166

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2024	2023	2022
Total compensation expense	$10,298	$9,045	$8,198

The following table highlights the total unrecognized compensation expense related to the outstanding nonvested stock awards and nonvested stock units and the weighted-average periods over which the expense is expected to be recognized as of August 02, 2024:

Nonvested
Stock Awards
Total unrecognized compensation	$5,752
Weighted-average period in years	1.43

During 2024, the Company issued 49,418 shares of its common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net reduction to shareholders’ equity of $1,608.

10.	Shareholder Rights Agreement

On February 22, 2024, the Company’s Board of Directors unanimously determined to extend the Company’s shareholder rights agreement for a further three-year term, subject to the approval of the Company’s shareholders at the Company’s upcoming 2024 annual meeting.  In connection with this determination, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, and adopted a shareholder rights agreement, as set forth in the Rights Agreement dated as of February 27, 2024 (the “Rights Agreement”), by and between the Company and Equiniti Trust Company, LLC, as rights agent. The dividend was payable on March 8, 2024 to the shareholders of record on March 8, 2024. The Rights Agreement replaced the Company’s Rights Agreement, dated as of April 9, 2021 (the “2021 Rights Agreement”), and became effective 5:00 p.m., New York City time, on February 27, 2024 (the “Effective Time”). To facilitate the entry into the Rights Agreement, the Board of Directors also approved an Amendment and Termination to the 2021 Rights Agreement, which accelerated the expiration date of the 2021 Rights Agreement from the close of business on April 9, 2024 to immediately prior to the Effective Time, at which the 2021 Rights Agreement expired and became of no further force or effect. Other than extending the term, the Rights Agreement makes no changes to the material terms and conditions of the 2021 Rights Agreement.

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

At August 02, 2024, none of the Rights were exercisable.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion. Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock. In 2024, 2023 and 2022, the Company matched 50% of employee contributions for each participant in the 401(k) Savings Plan up to a total of 5% of the employee’s compensation and matched 25% of employee contributions in the Non-Qualified Savings Plan up to a total of 6% of the employee’s compensation. Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations. The market value of the trust assets for the Non-Qualified Savings Plan of $25,719 is included in other assets and the related liability to the participants of $25,719 is included in other long-term obligations in the Consolidated Balance Sheets. Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2024	2023	2022
401(k) Savings Plan	$5,121	$4,963	$4,713
Non-Qualified Savings Plan	237	230	285

12.	Income Taxes

The components of the provision for income taxes (income tax benefit) for each of the three years were as follows:

	2024	2023	2022
Current:
Federal	$(10,448)	$6,925	$16,462
State	247	3,573	1,188
Deferred:
Federal	(3,526)	(4,902)	(4,543)
State	(3,017)	(1,035)	(1,604)
Total provision for income taxes (income tax benefit)	$(16,744)	$4,561	$11,503

A reconciliation of the Company’s provision for income taxes (income tax benefit) and income taxes based on the statutory U.S. federal rate of 21.0% in 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Provision computed at federal statutory income tax rate	$5,079	$21,758	$30,110
State and local income taxes, net of federal benefit	874	2,069	1,452
Employer tax credits for FICA taxes paid on employee tip income	(16,926)	(16,772)	(15,395)
Other employer tax credits	(3,476)	(3,673)	(4,929)
Tax audit settlement	(2,718)	—	(1,939)
Carryback of federal tax credits	(1,545)	—	—
Non-deductible executive compensation	1,254	936	1,499
Share-based compensation	548	338	(47)
Other-net	166	(95)	752
Total provision for income taxes (income tax benefit)	$(16,744)	$4,561	$11,503

The decrease in the Company’s provision for income taxes in 2024 as compared to 2023 is primarily due to the decrease in income before income taxes and favorable audit settlements in 2024. The decrease in the Company’s provision for income taxes in 2023 as compared to 2022 is primarily due to the decrease in income before income taxes.

Significant components of the Company’s net deferred tax liability consisted of the following at:

	August 02, 2024	July 28, 2023
Deferred tax assets:
Compensation and employee benefits	$5,677	$6,406
Accrued liabilities	14,202	15,843
Operating lease liabilities	181,094	186,813
Insurance reserves	8,760	7,360
Inventory	3,515	3,204
Deferred tax credits and carryforwards	33,979	30,720
Other	7,132	11,057
Deferred tax assets	$254,359	$261,403

Deferred tax liabilities:
Property and equipment	$97,014	$100,185
Inventory	6,217	6,028
Operating lease right-of-use asset	211,826	221,882
Other	7,014	7,564
Deferred tax liabilities	322,071	335,659
Net deferred tax liability	$67,712	$74,256

The Company has a deferred tax asset of $17,308 reflecting federal income tax credit carryforwards that expire in 2044. The Company has state income tax net operating loss carryforwards (“NOL”) of $104,924 and has recorded a deferred tax asset of $5,737 reflecting this benefit. These state NOLs generally expire in years beginning 2037 and after.

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets. As of August 02, 2024 and July 28, 2023, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $7,404 and $9,675, respectively.

Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	August 02, 2024	July 28, 2023	July 29, 2022
Balance at beginning of year	$9,675	$10,858	$14,477
Tax positions related to the current year:
Additions	276	710	1,152
Reductions	—	—	—
Tax positions related to the prior year:
Additions	43	52	17
Reductions	(674)	(298)	(1,241)
Settlements	(1,433)	—	(1,942)
Expiration of statute of limitations	(483)	(1,647)	(1,605)
Balance at end of year	$7,404	$9,675	$10,858

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate. The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2024	2023	2022
Uncertain tax positions	$5,849	$7,644	$8,578

The Company had $7,913, $7,896, and $7,133 in interest and penalties accrued as of August 02, 2024, July 28, 2023, and July 29, 2022, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $17, $764 and $(622) in its provision for income taxes (income tax benefit) on August 02, 2024, July 28, 2023 and July 29, 2022, respectively.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at August 02, 2024 by approximately $1,000 to $2,000 within the next twelve months. At August 02, 2024, the Company was subject to income tax examinations for its U.S. federal income taxes after 2018 and for state and local income taxes generally after 2019.

13.	Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2024	2023	2022
Net income per share numerator	$40,930	$99,050	$131,880

Net income per share denominator:
Basic weighted average shares	22,191,961	22,167,875	23,164,180
Add potential dilution:
Nonvested stock awards and units	127,933	97,524	81,830
Diluted weighted average shares	22,319,894	22,265,399	23,246,010

14.	Commitments and Contingencies

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers. As of August 02, 2024, the Company had $32,644 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and certain sale and leaseback transactions. All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its Revolving Credit facility (see Note 4).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of August 02, 2024, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to material weaknesses) during the quarter ended August 02, 2024 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion based on this evaluation. We have concluded that our internal control over financial reporting was effective as of August 02, 2024, based on these criteria.

In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

/s/Julie Masino
Julie Masino
President and Chief Executive Officer

/s/Craig A. Pommells
Craig A. Pommells
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of August 2, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 2, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 2, 2024 of the Company and our report dated September 27, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 27, 2024

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended August 02, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2024 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Certain Relationships and Related Transactions—Code of Ethics” and, if applicable, “Delinquent Section 16(a) Reports.” The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Information About our Executive Officers.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2024 Proxy Statement: “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in the section of the 2024 Proxy Statement entitled “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2024 Proxy Statement. No other portion of the section of the 2024 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K. Deloitte & Touche LLP (PCAOB ID No. 34) is our principal accountant.

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

INDEX TO EXHIBITS

Exhibit

3(I), 4(a)

Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 10, 2012) (Commission File No. 000-25225)

3(II), 4(b)

Second Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on June 7, 2022)

4(c)

Rights Agreement, dated as of February 27, 2024, between Cracker Barrel Old Country Store, Inc. and Equiniti Trust Company, LLC, which includes the Articles of Amendment to the Amended and Restated Charter as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on February 27, 2024)

4(d)

Amendment and Termination of Rights Agreement dated as of February 27, 2024, between Cracker Barrel Old Country store, Inc. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on February 27, 2024)

4(e), 10(a)

Indenture, as of June 18, 2021, between Cracker Barrel Old Country Store, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021)

4(f)	Form of 0.625% Convertible Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021)

4(g)	Description of Capital Stock (filed herewith)

10(b)

Amended and Restated Credit Agreement, dated as of June 17, 2022, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 17, 2022)

10(c)

Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended to date)† (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on June 9, 2009) (Commission File No. 000-25225)

10(d)

Cracker Barrel Old Country Store, Inc. 2010 Omnibus Stock and Incentive Plan† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010) (Commission File No. 000-25225)

10(e)

Cracker Barrel Old Country Store, Inc. 2020 Omnibus Stock and Incentive Plan† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on November 23, 2020)

10(f)

Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010) (Commission File No. 000-25225)

10(g)

Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended to date)† (incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2011) (Commission File No. 000-25225)

10(h)

Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2011) (Commission File No. 000-25225)

10(i)

Amendment to Deferred Compensation Plan† (incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2011) (Commission File No. 000-25225)

10(j)	Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (filed herewith)

10(k)

Form of Severance Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on May 29, 2018) (Commission File No. 000-25225)

10(l)

Form of Change of Control Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on May 29, 2018) (Commission File No. 000-25225)

10(m)

Agreement for Purchase and Sale of Real Property, dated May 28, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020)

10(n)

First Amendment for Purchase and Sale of Real Property, dated July 29, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020)

10(o)

Amended and Restated Master Lease Agreement, dated as of August 4, 2020* (incorporated by reference to Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K filed under the Exchange Act on August 5, 2020)

10(p)	Master Lease Agreement, dated as of November 11, 2020* (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on December 3, 2020)

10(q)

First Amendment to Amended and Restated Master Lease Agreement, dated as of November 11, 2020* (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on December 3, 2020)

10(r)	Form of Convertible Note Hedge Transactions Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021)

10(s)	Form of Warrant Transactions Confirmation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021)

10(t)

Employment Agreement dated as July 17, 2023, between the Company and Julie Masino† *(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 18, 2023)

10(u)

Employment Agreement dated as of July 17, 2023, between the Company and Sandra B. Cochran† (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 18, 2023)

10(v)	Form of Transitional Letter Agreement between the Company and certain executive officers of the Company† (filed herewith)

10(w)

Form of Consulting Agreement between the Company and certain executives of the Company† (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 18, 2023)

10(x)

Confidential Separation Agreement and Release, between Jennifer Tate and the Company, dated as of August 28, 2023† (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on November 30, 2023)

10(y)

Supplemental Severance Agreement dated as of September 21, 2023, between the Company and Craig Pommells† (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 26, 2023)

10(z)	Cracker Barrel Old Country Store, Inc. Form of Time-Based Restricted Stock Unit Award Notice† (filed herewith)

10(aa)	Cracker Barrel Old Country Store, Inc. Form of Long-Term Performance Plan Notice† (filed herewith)

19	Insider Trading Policy (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97

Cracker Barrel Old Country Store, Inc. Nasdaq Executive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 26, 2023)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of September, 2024.

CRACKER BARREL OLD COUNTRY STORE, INC.
By:	/s/Julie Masino
Julie Masino President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 27th day of September, 2024.

Name	Title

/s/Julie Masino	President, Chief Executive Officer and Director
Julie Masino

/s/Craig A. Pommells	Senior Vice President and Chief Financial Officer
Craig A. Pommells

/s/Brian T. Vaclavik	Vice President, Corporate Controller and Principal Accounting Officer
Brian T. Vaclavik

/s/Thomas H. Barr	Director
Thomas H. Barr

/s/Carl T. Berquist	Director and Independent Chairman of the Board
Carl T. Berquist

/s/Jody L. Bilney	Director
Jody L. Bilney

/s/Meg G. Crofton	Director
Meg G. Crofton

/s/Gilbert R. Dávila	Director
Gilbert R. Dávila

/s/John W. Garratt	Director
John W. Garratt

/s/Cheryl J. Henry	Director
Cheryl J. Henry

/s/Gisel Ruiz	Director
Gisel Ruiz

/s/Darryl L. Wade	Director
Darryl L. Wade