Form 10-Q
period 2024-11-01
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2024-12-04
CIK 1067294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 01, 2024

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

22,259,168 Shares of Common Stock

Outstanding as of November 22, 2024

CRACKER BARREL OLD COUNTRY STORE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 01,	August 02,
	2024	2024*
ASSETS
Current Assets:
Cash and cash equivalents	$11,534	$12,035
Accounts receivable	39,898	39,204
Inventories	201,915	180,958
Prepaid expenses and other current assets	57,029	46,017
Total current assets	310,376	278,214
Property and equipment	2,461,132	2,438,851
Less: Accumulated depreciation and amortization	1,494,575	1,479,030
Property and equipment – net	966,557	959,821
Operating lease right-of-use assets, net	846,166	850,835
Intangible assets	24,406	24,425
Other assets	45,491	48,199
Total assets	$2,192,996	$2,161,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$159,608	$162,288
Accrued employee compensation	44,379	60,385
Other current liabilities	244,126	231,534
Total current liabilities	448,113	454,207
Long-term debt	527,023	476,581
Long-term operating lease liabilities	667,182	675,993
Other long-term obligations	109,978	114,564
Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,242,228 shares issued and outstanding at November 01, 2024, and 22,203,043 shares issued and outstanding at August 02, 2024	222	222
Additional paid-in capital	13,961	12,575
Retained earnings	426,517	427,352
Total shareholders’ equity	440,700	440,149
Total liabilities and shareholders’ equity	$2,192,996	$2,161,494

See Notes to unaudited Condensed Consolidated Financial Statements.

*

This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 02, 2024, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 02, 2024.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Quarter Ended
	November 01,	October 27,
	2024	2023

Total revenue	$845,089	$823,839
Cost of goods sold (exclusive of depreciation and rent)	258,901	255,559
Labor and other related expenses	307,225	304,447
Other store operating expenses	211,548	203,685
General and administrative expenses	59,644	48,735
Impairment and store closing costs	700	—
Operating income	7,071	11,413
Interest expense, net	5,822	4,938
Income before income taxes	1,249	6,475
Provision for income taxes (income tax benefit)	(3,595)	1,019
Net income	$4,844	$5,456

Net income per share:
Basic	$0.22	$0.25
Diluted	$0.22	$0.25

Weighted average shares:
Basic	22,217,737	22,165,852
Diluted	22,390,249	22,263,690

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited and in thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at August 02, 2024	22,203,043	$222	$12,575	$427,352	$440,149
Comprehensive Income:
Net income	—	—	—	4,844	4,844
Total comprehensive income	—	—	—	4,844	4,844
Cash dividends declared - $0.25 per share	—	—	—	(5,679)	(5,679)
Share-based compensation	—	—	2,625	—	2,625
Issuance of share-based compensation awards, net of shares withheld for employee taxes	39,185	—	(1,239)	—	(1,239)
Balances at November 01, 2024	22,242,228	$222	$13,961	$426,517	$440,700

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 28, 2023	22,153,625	$221	$3,886	$479,718	$483,825
Comprehensive Income:
Net income	—	—	—	5,456	5,456
Total comprehensive income	—	—	—	5,456	5,456
Cash dividends declared - $1.30 per share	—	—	—	(29,150)	(29,150)
Share-based compensation	—	—	1,622	—	1,622
Issuance of share-based compensation awards, net of shares withheld for employee taxes	31,487	1	(1,502)	—	(1,501)
Balances at October 27, 2023	22,185,112	$222	$4,006	$456,024	$460,252

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	November 01,	October 27,
	2024	2023
Cash flows from operating activities:
Net income	$4,844	$5,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,154	26,669
Amortization of debt issuance costs	442	436
Loss on disposition of property and equipment	2,338	1,632
Impairment	700	—
Share-based compensation	2,625	1,622
Noncash lease expense	14,957	15,180
Amortization of asset recognized from gain on sale and leaseback transactions	3,184	3,184
Changes in assets and liabilities:
Inventories	(20,957)	(17,905)
Other current assets	(11,454)	1,358
Accounts payable	(2,680)	(22,190)
Other current liabilities	(3,525)	(4,832)
Other long-term assets and liabilities	(24,023)	(26,407)
Net cash used in operating activities	(4,395)	(15,797)

Cash flows from investing activities:
Purchase of property and equipment	(38,952)	(24,718)
Proceeds from insurance recoveries of property and equipment	65	81
Proceeds from sale of property and equipment	134	39
Net cash used in investing activities	(38,753)	(24,598)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	136,500	156,000
Principal payments under long-term debt	(86,500)	(96,000)
Taxes withheld from issuance of share-based compensation awards	(1,239)	(1,501)
Dividends on common stock	(6,114)	(29,337)
Net cash provided by financing activities	42,647	29,162

Net decrease in cash and cash equivalents	(501)	(11,233)
Cash and cash equivalents, beginning of period	12,035	25,147
Cash and cash equivalents, end of period	$11,534	$13,914

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,190	$3,458
Income taxes	$113	$42

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$5,979	$4,316
Dividends declared but not yet paid	$7,000	$30,046

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 02, 2024 (the “2024 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2024 Form 10-K. References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued new disclosure requirements which require disaggregated information about certain income statement line items. These new disclosure requirements are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. These disclosure requirements may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the effect of adopting these new disclosure requirements on its consolidated financial statements and related disclosures in 2028 as well as interim disclosures beginning in the first quarter of 2029.

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at November 01, 2024 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$1,001	$—	$—	$1,001
Total	$1,001	$—	$—	$1,001
Deferred compensation plan assets**				23,699
Total assets at fair value				$24,700

The Company’s assets measured at fair value on a recurring basis at August 02, 2024 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$1	$—	$—	$1
Total	$1	$—	$—	$1
Deferred compensation plan assets**				25,719
Total assets at fair value				$25,720

*Consists of money market fund investments.

**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The Company did not have any liabilities measured at fair value on a recurring basis at November 01, 2024 and August 02, 2024. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at November 01, 2024 and August 02, 2024, respectively.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the Notes was $275,625 and $267,939 as of November 01, 2024 and August 02, 2024, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

In the first quarter of 2025, two Maple Street Biscuit Company (“MSBC”) locations were determined to be impaired because of declining operating performance. Fair value of these locations was determined by sales prices of comparable assets or estimates of discounted future cash flows considering their highest and best use. Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations. Additionally, changes in the local and national economies and markets for real estate and other assets can impact the sales prices of the assets. The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs. Based on its analysis, the Company recorded impairment charges of $700 in the first quarter of 2025, which are included in the impairment and store closing costs line on the Condensed Consolidated Statement of Income.

3.	Inventories

Inventories were comprised of the following as of the dates indicated:

	November 01, 2024	August 02, 2024
Retail	$154,329	$138,278
Restaurant	29,799	25,829
Supplies	17,787	16,851
Total	$201,915	$180,958
4.
5.

4.Debt

On June 17, 2022, the Company entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”). The 2022 Revolving Credit Facility contains an option to increase the revolving credit facility by $200,000. The Company’s outstanding borrowings under the 2022 Revolving Credit Facility were $230,000 and $180,000 on November 01, 2024 and August 02, 2024, respectively.

As of November 01, 2024, the Company had $34,004 of standby letters of credit, which reduce the Company’s borrowing availability under the 2022 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit). As of November 01, 2024, the Company had $435,996 in borrowing availability under the 2022 Revolving Credit Facility.

In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case, plus an applicable margin based on the Company’s consolidated total leverage ratio. At November 01, 2024, the weighted average interest rate on the Company’s outstanding borrowings on the 2022 Revolving Credit Facility was 6.63%.

The 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio. At November 01, 2024, the Company was in compliance with all financial covenants under the 2022 Revolving Credit Facility.

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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of November 01, 2024, the conversion rate, as adjusted, was 6.3035 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the Notes offering were approximately $291,000, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

The Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs.

The following table includes the outstanding principal amount and carrying value of the Notes as of the dates indicated:

	November 01, 2024	August 02, 2024
Liability component
Principal	$300,000	$300,000
Less: Debt issuance costs (1)	2,977	3,419
Net carrying amount	$297,023	$296,581

(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

The effective rate of the Notes over their expected life is 1.23%. The following is a summary of interest expense for the Notes for specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
Coupon interest	$474	$474
Amortization of issuance costs	442	436
Total interest expense	$916	$910

During any calendar quarter commencing after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the quarter immediately following, convert all or a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during the first three months of 2025 or during 2024, 2023, 2022 or 2021. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of November 01, 2024, the Company could not be required to settle the Notes and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlay the Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. By default, the Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of November 01, 2024, the strike price, as adjusted, of the Warrant Transactions was $222.10 per share as a result of dividends declared since the Notes were issued.

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
Revenue:
Restaurant	$683,271	$660,793
Retail	161,818	163,046
Total revenue	$845,089	$823,839

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. For the quarter ended November 01, 2024, gift card breakage was $9,189.  For the quarter ended October 27, 2023, gift card breakage was $3,170.

Deferred revenue related to the Company’s gift cards was $72,613 and $84,854, respectively, at November 01, 2024 and August 02, 2024. Revenue recognized in the Condensed Consolidated Statements of Income for the three months ended November 01, 2024 and October 27, 2023, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $14,358 and $14,847.

Loyalty Program

The Company’s customer loyalty program, Cracker Barrel Rewards, allows members to earn points (“pegs”) for each qualifying purchase in store or online. Pegs earned are then converted to rewards upon reaching certain thresholds. These rewards may be redeemed on future restaurant or retail purchases in store or online.

The estimation of the standalone selling price of pegs and other rewards issued to customers involves several assumptions, primarily the estimated value of the product for which the reward is expected to be redeemed and the probability that the pegs or reward will expire. These inputs are subject to change over time due to factors such as increased costs or changes in customer behavior.

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of November 01, 2024 and August 02, 2024, deferred revenue related to the loyalty program was $3,062 and $1,544, respectively, and is included in other current liabilities on the Condensed Consolidated Balance Sheet.

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

The Company has entered into real estate leases for one Cracker Barrel and two MSBC locations that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2025 and 2026 with undiscounted future payments of $1,170 and $10,210, respectively.

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

The following table summarizes the components of lease cost for operating leases for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
Operating lease cost	$27,664	$27,768
Short term lease cost	520	194
Variable lease cost	961	837
Total lease cost	$29,145	$28,799

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2025	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$24,456	$24,347
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	1,643	3,651
Lease modifications or reassessments increasing right-of-use assets	11,957	16,917
Lease modifications removing right-of-use assets	(127)	(144)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of dates indicated:

	November 01, 2024	October 27, 2023
Weighted-average remaining lease term	15.54 Years	16.24 Years
Weighted-average discount rate	5.40%	5.13%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of November 01, 2024:

Year	Total
Remainder of 2025	$71,809
2026	78,059
2027	70,912
2028	68,086
2029	65,894
Thereafter	739,449
Total future minimum lease payments	1,094,209
Less imputed remaining interest	(369,582)
Total present value of operating lease liabilities	$724,627

Sale and Leaseback Transactions

In 2009, the Company completed sale and leaseback transactions involving 15 of its owned Cracker Barrel stores and its retail distribution center. Under the transactions, the Company sold the land, buildings and improvements and subsequently leased the land, buildings and improvements for terms of 20 or 15 years. The leases include specified renewal options for up to 20 additional years.

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

9.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to stock options and nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding stock options and nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The Company’s convertible senior notes and related warrants are calculated using the net share settlement option under the if converted method. Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted earnings per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $158.64 as of November 01, 2024. Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price of $222.10 was greater than the average market price of the Company’s common stock during the period. See Note 4 for additional information regarding the Company’s convertible senior notes.

The following table reconciles the components of diluted earnings per share computations for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
Net income per share numerator	$4,844	$5,456

Net income per share denominator:
Basic weighted average shares	22,217,737	22,165,852
Add potential dilution:
Nonvested stock awards and units	172,512	97,838
Diluted weighted average shares	22,390,249	22,263,690
10.

10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course. In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers. As of November 01, 2024, the Company had $34,004 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and certain sale and leaseback transactions. All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2022 Revolving Credit Facility. See Note 4 for additional information regarding the Company’s 2022 Revolving Credit Facility.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business. The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of November 01, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc., and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept. As of November 01, 2024, we operated 658 Cracker Barrel stores in 44 states and 69 Maple Street Biscuit Company (“MSBC”) locations in ten states.

All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores). References to years in MD&A are to our fiscal year unless otherwise noted.

MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 02, 2024 (the “2024 Form 10-K”). Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “”regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology. We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with inflationary conditions with respect to the price of commodities, ingredients, transportation, distribution and labor; disruptions to our restaurant or retail supply chain; our ability to manage  retail inventory and merchandise mix; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance, including the Company’s strategic transformation plan; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance our indebtedness, in whole or in part; our reliance on a single distribution facility and certain significant vendors, particularly for foreign-sourced retail products; information technology, disruptions and data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our compliance with privacy and data protection laws; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, health and safety, animal welfare, pensions, insurance or other undeterminable areas; the actual results of pending, future or threatened litigation or governmental investigations; our ability to manage the impact of negative social media attention and the costs and effects of negative publicity; the impact of activist shareholders; our ability to achieve aspirations, goals and projections related to our environmental, social and governance initiatives; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to retain key personnel; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; general or regional economic weakness, business and societal conditions and the weather impact on sales and customer travel; discretionary income or personal expenditure activity of our customers; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of the 2024 Form 10-K, as well as other factors described from time to time in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

We believe there are significant challenges in the macroeconomic outlook for the coming quarters, including continued volatility of inflation and interest rates, high consumer debt levels and lower savings rates, as well as the potential uncertainty associated with the geopolitical environment, among other factors. However, despite these challenges, we remain focused on delivering long-term growth and returns for shareholders. Our strategic transformation plan is built on the following five pillars of our strategy:

●	Refining the brand: evolving the brand across all touchpoints including refining and strengthening our positioning to best reach existing and new guests.
●	Enhancing the menu: introducing menu innovation focused on craveability and traffic drivers, streamlining processes to improve execution, and optimizing strategic pricing to protect value and improve profitability.
●	Evolving the store and guest experience: delivering an exceptional guest experience through operational excellence and improved store design and atmosphere. We are in the process of testing remodel prototypes and expect to complete 25-30 remodels in 2025 along with 25-30 store refreshes.
●	Winning in digital and off-premise: growing the off-premise business and leveraging technology such as Cracker Barrel Rewards loyalty program. We continue to leverage guest data to better understand consumer behavior and identify ways to drive frequency and engagement.
●	Elevating the employee experience: upgrading training and development programs and tools and simplifying job roles and utilizing technology to improve the employee experience.

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

●	Comparable store restaurant sales increase/(decrease): To calculate comparable store restaurant sales increase/(decrease), we determine total restaurant sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store restaurant sales for the current year period from total comparable store restaurant sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store restaurant sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store restaurant sales for the historical period.
●	Comparable store retail sales increase/(decrease): To calculate comparable store retail sales increase/(decrease), we determine total retail sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store retail sales for the current year period from total comparable store retail sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store retail sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store retail sales for the historical period.

●	Comparable store restaurant and retail sales increase/(decrease): To calculate comparable store restaurant and retail sales increase/(decrease), we determine total restaurant and retail sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store restaurant and retail sales for the current year period from total comparable store restaurant and retail sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store restaurant and retail sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store restaurant and retail sales for the historical period.
●	Average check increase per guest: To calculate average check per guest, we determine comparable store restaurant sales, as described above, and divide by comparable guest traffic (as described above). We then subtract average check per guest for the current year period from average check per guest for the applicable historical period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year average check number to calculate average check increase per guest, which we express as a percentage.
●	Comparable restaurant guest traffic increase/(decrease): To calculate comparable restaurant guest traffic increase/(decrease), we determine the number of entrees sold in our dine-in and off-premise business from stores open at least six full quarters at the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total entrees sold for the current year period from total entrees sold for the applicable historical period to calculate the absolute numerical change. To calculate comparable restaurant guest traffic increase/(decrease), which we express as a percentage, we divide the absolute numerical change by the total entrees sold for the historical period.

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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the specified periods:

	November 01,	October 27,
	2024	2023
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.6	31.0
Labor and other related expenses	36.4	37.0
Other store operating expenses	25.0	24.7
General and administrative expenses	7.1	5.9
Impairment and store closing costs	0.1	—
Operating income	0.8	1.4
Interest expense, net	0.7	0.6
Income before income taxes	0.1	0.8
Provision for income taxes (income tax benefit)	(0.5)	0.1
Net income	0.6%	0.7%

The following table sets forth the change in the number of units in operation for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
Net change in units:
Cracker Barrel	—	1
MSBC	3	1

Units in operation at end of the period:
Cracker Barrel	658	661
MSBC	69	60
Total units at end of the period	727	721

Total Revenue

Total revenue for the first quarter of 2025 increased 2.6% as compared to the same period in the prior year.

The following table highlights the key components of revenue for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
Revenue in dollars:
Restaurant	$683,271	$660,793
Retail	161,818	163,046
Total revenue	$845,089	$832,389
Total revenue by percentage relationships:
Restaurant	80.9%	80.2%
Retail	19.1%	19.8%
Average store volumes(1):
Restaurant	$1,012.8	$975.6
Retail	245.6	246.7
Total revenue	$1,258.4	$1,222.3
Comparable store sales increase (decrease) (2):
Restaurant	2.9%	(0.5)%
Retail	(1.6)%	(8.1)%
Restaurant and retail	2.0%	(2.1)%
Average check increase	5.8%	6.6%
Comparable restaurant guest traffic decrease(2):	(2.9)%	(7.1)%

(1)	Average unit volumes include sales of all stores except for MSBC.
(2)	Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks. Comparable store sales and traffic exclude MSBC.

For the first quarter of 2025, our comparable store restaurant sales increase resulted primarily from the average check increase partially offset by the guest traffic decrease. For the first quarter of 2025, the average check increase included an average menu price increase of 4.7%.

Our retail sales are made substantially to our restaurant guests. For the first quarter of 2025, our comparable store retail sales decrease resulted primarily from the guest traffic decrease.

The decrease in guest traffic is primarily the result of lower consumer demand arising from multiple macroeconomic factors, including inflationary pressures, higher interest rates, higher consumer debt levels and lower savings rates.

Total revenue in the first quarter of 2025 also increased as a result of an increase in gift card breakage as compared to the prior year period. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding gift card breakage.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
Cost of Goods Sold in dollars:
Restaurant	$178,407	$173,441
Retail	80,494	82,118
Total Cost of Goods Sold	$258,901	$255,559

Cost of Goods Sold by percentage of revenue:
Restaurant	26.1%	26.2%
Retail	49.7%	50.4%

Restaurant cost of goods sold as a percentage of restaurant revenue remained relatively constant in the first quarter of 2025 as compared to the same period in the prior year. Commodity inflation was 1.9% in the first quarter of 2025. We presently expect the rate of commodity inflation to be approximately 2% to 3% in 2025.

The decrease in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2025 as compared to the same period in the prior year resulted primarily from higher vendor allowances and higher initial margin partially offset by higher markdowns.

First Quarter
(Decrease) Increase
as a Percentage of
Total Retail Revenue
Vendor allowances	(0.5)%
Higher initial margin	(0.4)%
Markdowns	0.3%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. The following table highlights labor and related expenses as a percentage of total revenue for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
Labor and related expenses	36.4%	37.0%

This percentage change for the first quarter of 2025 as compared to the same period in the prior year resulted primarily from the following:

First Quarter
(Decrease) Increase
as a Percentage of
Total Revenue
Store hourly labor	(0.6)%
Store management compensation	(0.5)%
Employee health care expense	(0.1)%
Other wages	0.4%
Workers' compensation expense	0.3%

The decreases in store hourly labor and store management compensation as a percentage of total revenue for the first quarter of 2025 as compared to the same period in the prior year resulted primarily from menu price increases being higher than wage inflation. Additionally, store hourly labor benefited from improved productivity.

We presently expect the rate of wage inflation to be approximately 3% to 4% in 2025.

The decrease in employee health care expense as a percentage of total revenue for the first quarter of 2025 as compared to the same period in the prior year resulted primarily from favorable medical claim experience and lower enrollment.

The increase in workers’ compensation expense as a percentage of total revenue for the first quarter of 2025 as compared to the same period in the prior year resulted primarily from unfavorable claim development due to the increasing cost of claims.

The increase in other wages as a percentage of total revenue for the first quarter of 2025 as compared to the same period in the prior year resulted primarily from a revision in our employee benefits policy that resulted in a reduction in other wages expense in the first quarter of 2024.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, operating supplies, advertising, third-party delivery fees, credit and gift card fees, real and personal property taxes and general insurance. Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
Other store operating expenses	25.0%	24.7%

This percentage changes for the first quarter of 2025 as compared to the same period in the prior year resulted primarily from the following:

First Quarter
Increase (Decrease)
as a Percentage
of Total Revenue
Other store expenses	0.4%
General insurance expense	0.2%
Store occupancy costs	(0.2)%

The increase in other store operating expense as a percentage of total revenue for the first quarter of 2025 as compared to the same period in the prior year resulted primarily from higher conference expense due to a biennial district manager conference held in the first quarter of 2025, costs associated with our off-premise business and hurricane-related expenses incurred in the first quarter of 2025.

The increase in general insurance expense as a percentage of total revenue for the first quarter of 2025 as compared to the same period in the prior year resulted primarily from unfavorable claim development.

The decrease in store occupancy costs as a percentage of total revenue for the first quarter of 2025 as compared to the same period in the prior year period resulted primarily from lower utilities expense partially offset by higher depreciation. The decrease in utilities expense for the first quarter of 2025 as compared to the prior year period resulted primarily from lower electricity, natural gas and water usage. The increase in depreciation expense for the first quarter of 2025 as compared to the prior year period resulted primarily from higher capital expenditures.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
General and administrative expenses	7.1%	5.9%

This percentage change for the first quarter of 2025 as compared to the same period in the prior year resulted primarily from higher professional fees. The increase in professional fees as a percentage of total revenue in the first quarter of 2025 as compared to the prior year period resulted primarily from an approximate $3,300 charge in connection with our settlement of a series of wage and hour arbitrations, $2,958 in costs related to a proxy contest in connection with the Company’s 2024 annual shareholders meeting held on November 21, 2024 and $3,298 in costs associated with the Company’s strategic transformation plan.

Impairment and Store Closing Costs

During the first quarter of 2025, we recorded impairment charges of $700 as a result of the deterioration in operating performance in two MSBC locations.  No impairment was recorded in the first quarter of 2024. No stores were closed in the first quarter of 2025 or in the first quarter of 2024.

Interest Expense, Net

The following table highlights interest expense in dollars for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
Interest expense, net	$5,822	$4,938

The increase in interest expense for the first quarter of 2025 as compared to the same period in the prior year resulted primarily from higher weighted average debt levels under our 2022 Revolving Credit Facility (as defined below).

Provision for Income Taxes (Income Tax Benefit)

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the specified periods:

	Quarter Ended
	November 01,	October 27,
	2024	2023
Effective tax rate	(287.8)%	15.7%

The decrease in the effective tax rate from the first quarter of 2024 to the first quarter of 2025 is primarily due to the disproportionate benefit of employment credits in relation to income before taxes in the current year period.

The Company’s quarterly provision (benefit) for income taxes has historically been calculated using the annualized effective tax rate method (“AETR method”) which applies an estimated annual effective tax rate to pre-tax income or loss. However, the Company recorded its interim income tax provision (benefit) using the discrete-period computation method as of November 01, 2024, as allowed under Accounting Standards Codification 740-240, Accounting for Income Taxes – Interim Reporting. Use of the AETR method would have resulted in an unreliable tax rate as small changes in the projected ordinary annual income would have resulted in significant changes in the annualized effective tax rate.

We presently expect our effective tax rate for 2025 to be approximately (7%) to (11%).

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2022 Revolving Credit Facility. Cash generated from operations, together with our borrowing capacity under the 2022 Revolving Credit Facility, were sufficient to finance all of our growth, dividend payments, working capital needs, interest payments on long-term debt obligations and other cash payment obligations in the first three months of 2025. We believe that cash on hand at November 01, 2024, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our strategic transformation initiative and continuing expansion plans, debt service, dividend payments, capital expenditures and working capital needs for the next twelve months and thereafter. Our ability to draw on our 2022 Revolving Credit Facility is subject to the satisfaction of the provisions of the credit facility, as amended, and we believe we will be able to refinance our 2022 Revolving Credit Facility and other debt instruments prior to maturity.

Cash Used in Operations

Our operating activities used net cash of $4,395 for the first three months of 2025 as compared to $15,797 net cash used during the first three months of 2024. This change resulted primarily from the timing of payments for accounts payable and certain taxes partially offset by higher bonus payments made in the first quarter of 2025 as a result of the prior year’s performance.

Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $38,887 for the first three months of 2025 as compared to $24,637 for the same period in the prior year. Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives. The increase in capital expenditures in the first three months of 2025 as compared to the first three months of 2024 resulted primarily from our maintenance and remodel initiatives, including as part of our strategic transformation plan.

As part of our strategic transformation plan, we have modified our capital allocation policy and currently expect to increase our capital expenditures over the three-year period from 2025 to 2027 to approximately $600,000 to $700,000, of which we expect to expend $160,000 to $180,000 in 2025. This increase includes expansion of our maintenance and remodel initiatives as well as additional technology improvements. This increase also includes the acquisition of sites and construction costs of new Cracker Barrel and MSBC locations that have opened or that we expect to open during 2025. We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2022 Revolving Credit Facility, as necessary.

Borrowing Capacity, Debt Covenants and Notes

On June 17, 2022, we entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”). The 2022 Revolving Credit Facility contains an option for the Company to increase the revolving credit facility by $200,000.

At November 01, 2024, we had $230,000 of outstanding borrowings under the 2022 Revolving Credit Facility and $34,004 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and certain sale and leaseback transactions, which reduce our borrowing availability under the 2022 Revolving Credit Facility. At November 01, 2024, we had $435,996 in borrowing availability under our 2022 Revolving Credit Facility. During the first three months of 2025, we borrowed $136,500 and repaid $86,500 under the 2022 Revolving Credit Facility.

Our 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with the 2022 Revolving Credit Facility’s financial covenants at November 01, 2024, and we expect to be in compliance with the 2022 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

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

Dividends and Share-Based Compensation Awards

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

During the first three months of 2025, we paid a regular dividend of $0.25 per share and declared a dividend of $0.25 per share that was subsequently paid on November 13, 2024, to shareholders of record on October 18, 2024. In addition, in the second quarter of 2025, our Board of Directors approved a regular dividend payable on February 12, 2025 to shareholders of record as of January 17, 2025 of $0.25 per share.

During the first three months of 2025, we issued 39,185 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,239.

Working Capital

In the restaurant industry, substantially all payments received on sales are made by credit card, debit card or cash. Restaurant inventories purchased through our principal food distributor are on terms of net zero days, while restaurant inventories purchased locally are generally financed from normal trade credit. Because of our retail gift shops, which have a lower product turnover than the restaurants, we carry larger inventories than many other companies in the restaurant industry. Retail inventories are generally financed through trade credit. These various trade terms are aided by the rapid turnover of the restaurant inventory. Employees generally are paid once every week or every two weeks except for bonuses that are paid either quarterly or annually in arrears. Many other operating expenses have normal trade terms and certain expenses, such as certain taxes and some benefits, are deferred for longer periods of time.

Like many other restaurant companies, we are able to, and often do, operate with negative working capital. We had negative working capital of $137,737 at November 01, 2024 as compared to negative working capital of $175,993 at August 02, 2024. The change in working capital at November 01, 2024 as compared to August 02, 2024 primarily resulted from higher inventory levels which reflect our normal seasonal build to support our expected holiday sales and lower incentive compensations accruals due to the payment of annual and long-term incentive bonuses and the timing of payments for payroll.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2024. Refer to the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2024 Form 10-K for additional information regarding our material commitments.

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

Our critical accounting estimates are described under the heading “Critical Accounting Estimates” in Part II, Item 7 of the 2024 Form 10-K. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors. There have been no material changes in our critical accounting estimates from those described in the 2024 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative market risks since August 02, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

Interest Rate Risk. We have interest rate risk relative to our outstanding borrowings under our revolving credit facility. At November 01, 2024, our outstanding borrowings totaled $230,000 under our 2022 Revolving Credit Facility (see Note 4 to the Condensed Consolidated Financial Statements). In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at our election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case plus an applicable margin based on the Company’s consolidated total leverage ratio. Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4 to our Condensed Consolidated Financial Statements). Additionally, the Notes bear interest at a fixed rate of 0.625% per annum.

The impact of a one-percentage point increase or decrease in the $230,000 of our outstanding borrowings under our revolving credit facility is approximately $2,326 on a pre-tax annualized basis.

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

ITEM 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of November 01, 2024, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended November 01, 2024 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2024 Form 10-K.

ITEM 5. Other Information

During the quarter ended November 01, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: December 4, 2024	By: /s/Craig A. Pommells
Craig A. Pommells, Senior Vice President, Chief Financial Officer

Date: December 4, 2024	By: /s/Brian T. Vaclavik
Brian T. Vaclavik, Vice President, Corporate Controller and
Principal Accounting Officer