Form 10-Q
period 2025-01-31
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2025-03-06
CIK 1067294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2025

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

22,263,481 Shares of Common Stock

Outstanding as of February 27, 2025

CRACKER BARREL OLD COUNTRY STORE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 31,	August 02,
	2025	2024*
ASSETS
Current Assets:
Cash and cash equivalents	$10,346	$12,035
Accounts receivable	38,018	39,204
Income taxes receivable	13,025	9,882
Inventories	172,988	180,958
Prepaid expenses and other current assets	45,881	36,135
Total current assets	280,258	278,214
Property and equipment	2,486,062	2,438,851
Less: Accumulated depreciation and amortization	1,516,272	1,479,030
Property and equipment – net	969,790	959,821
Operating lease right-of-use assets, net	829,146	850,835
Intangible assets	24,387	24,425
Other assets	45,976	48,199
Total assets	$2,149,557	$2,161,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$143,161	$162,288
Other current liabilities	311,079	291,919
Total current liabilities	454,240	454,207
Long-term debt	471,465	476,581
Long-term operating lease liabilities	655,669	675,993
Other long-term obligations	107,268	114,564
Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,263,481 shares issued and outstanding at January 31, 2025, and 22,203,043 shares issued and outstanding at August 02, 2024	223	222
Additional paid-in capital	17,700	12,575
Retained earnings	442,992	427,352
Total shareholders’ equity	460,915	440,149
Total liabilities and shareholders’ equity	$2,149,557	$2,161,494

See Notes to unaudited Condensed Consolidated Financial Statements.

*

This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 02, 2024, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 02, 2024.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024

Total revenue	$949,439	$935,401	$1,794,528	$1,759,240
Cost of goods sold (exclusive of depreciation and rent)	309,832	314,851	568,733	570,410
Labor and other related expenses	326,336	323,196	633,561	627,643
Other store operating expenses	220,025	214,056	431,573	417,741
General and administrative expenses	61,672	52,536	121,316	101,271
Impairment and store closing costs	2,451	—	3,151	—
Operating income	29,123	30,762	36,194	42,175
Interest expense, net	4,978	5,067	10,800	10,005
Income before income taxes	24,145	25,695	25,394	32,170
Provision for income taxes (income tax benefit)	1,938	(839)	(1,657)	180
Net income	$22,207	$26,534	$27,051	$31,990

Net income per share:
Basic	$1.00	$1.20	$1.22	$1.44
Diluted	$0.99	$1.19	$1.21	$1.44

Weighted average shares:
Basic	22,258,289	22,196,758	22,238,013	22,181,305
Diluted	22,456,421	22,295,532	22,423,335	22,279,611

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited and in thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at August 02, 2024	22,203,043	$222	$12,575	$427,352	$440,149
Comprehensive Income:
Net income	—	—	—	4,844	4,844
Total comprehensive income	—	—	—	4,844	4,844
Cash dividends declared - $0.25 per share	—	—	—	(5,679)	(5,679)
Share-based compensation	—	—	2,625	—	2,625
Issuance of share-based compensation awards, net of shares withheld for employee taxes	39,185	—	(1,239)	—	(1,239)
Balances at November 01, 2024	22,242,228	$222	$13,961	$426,517	$440,700
Comprehensive Income:
Net income	—	—	—	22,207	22,207
Total comprehensive income	—	—	—	22,207	22,207
Cash dividends declared - $0.25 per share	—	—	—	(5,732)	(5,732)
Share-based compensation	—	—	3,880	—	3,880
Issuance of share-based compensation awards, net of shares withheld for employee taxes	21,253	1	(141)	—	(140)
Balances at January 31, 2025	22,263,481	$223	$17,700	$442,992	$460,915

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 28, 2023	22,153,625	$221	$3,886	$479,718	$483,825
Comprehensive Income:
Net income	—	—	—	5,456	5,456
Total comprehensive income	—	—	—	5,456	5,456
Cash dividends declared - $1.30 per share	—	—	—	(29,150)	(29,150)
Share-based compensation	—	—	1,622	—	1,622
Issuance of share-based compensation awards, net of shares withheld for employee taxes	31,487	1	(1,502)	—	(1,501)
Balances at October 27, 2023	22,185,112	$222	$4,006	$456,024	$460,252
Comprehensive Income:
Net income	—	—	—	26,534	26,534
Total comprehensive income	—	—	—	26,534	26,534
Cash dividends declared - $1.30 per share	—	—	—	(29,354)	(29,354)
Share-based compensation	—	—	4,631	—	4,631
Issuance of share-based compensation awards, net of shares withheld for employee taxes	15,974	—	(96)	—	(96)
Balances at January 26, 2024	22,201,086	$222	$8,541	$453,204	$461,967

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 31,	January 26,
	2025	2024
Cash flows from operating activities:
Net income	$27,051	$31,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,388	54,428
Amortization of debt issuance costs	884	874
Loss on disposition of property and equipment	4,246	2,898
Impairment	2,863	—
Share-based compensation	6,505	6,253
Noncash lease expense	30,436	30,162
Amortization of asset recognized from gain on sale and leaseback transactions	6,368	6,368
Changes in assets and liabilities:
Inventories	7,970	16,662
Other current assets	(11,451)	(14,195)
Accounts payable	(19,127)	(29,096)
Other current liabilities	19,152	(1,092)
Long-term operating lease liabilities	(35,668)	(37,905)
Other long-term assets and liabilities	(4,924)	(5,468)
Net cash provided by operating activities	93,693	61,879

Cash flows from investing activities:
Purchase of property and equipment	(77,071)	(51,453)
Proceeds from insurance recoveries of property and equipment	85	373
Proceeds from sale of property and equipment	894	91
Net cash used in investing activities	(76,092)	(50,989)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	199,500	243,500
Principal payments under long-term debt	(205,500)	(207,000)
Taxes withheld from issuance of share-based compensation awards	(1,379)	(1,597)
Dividends on common stock	(11,911)	(58,338)
Net cash used in financing activities	(19,290)	(23,435)

Net decrease in cash and cash equivalents	(1,689)	(12,545)
Cash and cash equivalents, beginning of period	12,035	25,147
Cash and cash equivalents, end of period	$10,346	$12,602

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,494	$8,351
Income taxes	$5,670	$5,634

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$4,195	$3,563
Dividends declared but not yet paid	$6,935	$30,387

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

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at January 31, 2025 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$1	$—	$—	$1
Total	$1	$—	$—	$1
Deferred compensation plan assets**				22,998
Total assets at fair value				$22,999

The Company’s assets measured at fair value on a recurring basis at August 02, 2024 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$1	$—	$—	$1
Total	$1	$—	$—	$1
Deferred compensation plan assets**				25,719
Total assets at fair value				$25,720

*Consists of money market fund investments.

**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The Company did not have any liabilities measured at fair value on a recurring basis at January 31, 2025 and August 02, 2024. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 31, 2025 and August 02, 2024, respectively.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the Notes was $289,125 and $267,939 as of January 31, 2025 and August 02, 2024, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

In the first six months of 2025, three Maple Street Biscuit Company (“MSBC”) locations and two Cracker Barrel locations were determined to be impaired because of declining operating performance. Fair value of these locations was determined by sales prices of comparable assets or estimates of discounted future cash flows considering their highest and best use. Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations. Additionally, changes in the local and national economies and markets for real estate and other assets can impact the sales prices of the assets. The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs. Based on its analysis, the Company recorded impairment charges of $2,863 in the first six months of 2025, which are included in the impairment and store closing costs line on the Condensed Consolidated Statements of Income.

3.	Inventories

Inventories were comprised of the following as of the dates indicated:

	January 31, 2025	August 02, 2024
Retail	$126,238	$138,278
Restaurant	27,937	25,829
Supplies	18,813	16,851
Total	$172,988	$180,958
4.
5.

4.Debt

On June 17, 2022, the Company entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”). The 2022 Revolving Credit Facility contains an option to increase the revolving credit facility by $200,000. The Company’s outstanding borrowings under the 2022 Revolving Credit Facility were $174,000 and $180,000 on January 31, 2025 and August 02, 2024, respectively.

As of January 31, 2025, the Company had $34,004 of standby letters of credit, which reduce the Company’s borrowing availability under the 2022 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit). As of January 31, 2025, the Company had $491,996 in borrowing availability under the 2022 Revolving Credit Facility.

In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case, plus an applicable margin based on the Company’s consolidated total leverage ratio. At January 31, 2025, the weighted average interest rate on the Company’s outstanding borrowings on the 2022 Revolving Credit Facility was 6.20%.

The 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio. At January 31, 2025, the Company was in compliance with all financial covenants under the 2022 Revolving Credit Facility.

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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of January 31, 2025, the conversion rate, as adjusted, was 6.3313 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the Notes offering were approximately $291,000, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

The Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs.

The following table includes the outstanding principal amount and carrying value of the Notes as of the dates indicated:

	January 31, 2025	August 02, 2024
Liability component
Principal	$300,000	$300,000
Less: Debt issuance costs (1)	2,535	3,419
Net carrying amount	$297,465	$296,581

(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

The effective rate of the Notes over their expected life is 1.23%. The following is a summary of interest expense for the Notes for specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Coupon interest	$474	$474	$948	$948
Amortization of issuance costs	443	438	884	874
Total interest expense	$917	$912	$1,832	$1,822

During any calendar quarter commencing after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the quarter immediately following, convert all or a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during the first six months of 2025 or during 2024, 2023, 2022 or 2021. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of January 31, 2025, the Company could not be required to settle the Notes and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlay the Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. By default, the Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of January 31, 2025, the strike price, as adjusted, of the Warrant Transactions was $221.13 per share as a result of dividends declared since the Notes were issued.

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Revenue:
Restaurant	$750,478	$730,669	$1,433,749	$1,391,462
Retail	198,961	204,732	360,779	367,778
Total revenue	$949,439	$935,401	$1,794,528	$1,759,240

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. For the quarter and six months ended January 31, 2025, gift card breakage was $363 and $9,552, respectively.  For the quarter and six months ended January 26, 2024, gift card breakage was $5,436 and $8,606, respectively.

Deferred revenue related to the Company’s gift cards was $99,252 and $84,854, respectively, at January 31, 2025 and August 02, 2024. Revenue recognized in the Condensed Consolidated Statements of Income for the six months ended January 31, 2025 and January 26, 2024, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $23,865 and $24,945, respectively.

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

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of January 31, 2025 and August 02, 2024, deferred revenue related to the loyalty program was $4,273 and $1,544, respectively, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.

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

The Company has entered into real estate leases for one Cracker Barrel and two MSBC locations that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2026 with undiscounted future payments of $11,380.

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

The following table summarizes the components of lease cost for operating leases for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Operating lease cost	$28,139	$27,644	$55,803	$55,412
Short term lease cost	1,736	2,881	2,256	3,075
Variable lease cost	865	846	1,826	1,683
Total lease cost	$30,740	$31,371	$59,885	$60,170

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$24,557	$24,274	$49,013	$48,621
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$437	$2,139	$2,080	$5,790
Lease modifications or reassessments increasing right-of-use assets	$1,257	$3,521	$13,214	$20,438
Lease modifications removing right-of-use assets	$(479)	$(1,270)	$(180)	$1,414

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of dates indicated:

	January 31, 2025	January 26, 2024
Weighted-average remaining lease term	15.41 Years	16.12 Years
Weighted-average discount rate	5.42%	5.17%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of January 31, 2025:

Year	Total
Remainder of 2025	$48,358
2026	79,956
2027	71,361
2028	68,239
2029	65,719
Thereafter	737,829
Total future minimum lease payments	1,071,462
Less imputed remaining interest	(360,270)
Total present value of operating lease liabilities	$711,192

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

9.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. Common equivalent shares related to stock options and nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding stock options and nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The Company’s convertible senior notes and related warrants are calculated using the net share settlement option under the if converted method. Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted earnings per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $157.95 as of January 31, 2025. Warrants were excluded from the computation of diluted earnings per share since the warrants’ strike price of $221.13 was greater than the average market price of the Company’s common stock during the period. See Note 4 for additional information regarding the Company’s convertible senior notes.

The following table reconciles the components of diluted earnings per share computations for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Net income per share numerator	$22,207	$26,534	$27,051	$31,990

Net income per share denominator:
Basic weighted average shares	22,258,289	22,196,758	22,238,013	22,181,305
Add potential dilution:
Nonvested stock awards and units and stock options	198,132	98,774	185,322	98,306
Diluted weighted average shares	22,456,421	22,295,532	22,423,335	22,279,611
10.
11.

10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course. In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers. As of January 31, 2025, the Company had $34,004 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and certain sale and leaseback transactions. All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2022 Revolving Credit Facility. See Note 4 for additional information regarding the Company’s 2022 Revolving Credit Facility.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business. The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of January 31, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc., and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept. As of January 31, 2025, we operated 657 Cracker Barrel stores in 43 states and 69 Maple Street Biscuit Company (“MSBC”) locations in ten states.

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

We believe there are significant challenges in the macroeconomic outlook for the coming quarters, including continued volatility of inflation and interest rates, high consumer debt levels and lower savings rates, as well as the potential uncertainty associated with the geopolitical environment, among other factors. However, despite these challenges, we remain focused on delivering long-term growth and returns for shareholders. Our strategic transformation plan is built on the following five pillars of our strategy:

●	Refining the brand: evolving the brand across all touchpoints including refining and strengthening our positioning to best reach existing and new guests.
●	Enhancing the menu: introducing menu innovation focused on craveability and traffic drivers, streamlining processes to improve execution, and optimizing strategic pricing to protect value and improve profitability.
●	Evolving the store and guest experience: delivering an exceptional guest experience through operational excellence and improved store design and atmosphere. We are in the process of testing remodel prototypes and expect to complete 25-30 remodels in 2025 along with 25-30 store refreshes.
●	Winning in digital and off-premise: growing the off-premise business and leveraging technology such as Cracker Barrel Rewards loyalty program. We continue to leverage guest data to better understand consumer behavior and identify ways to drive frequency and engagement.
●	Elevating the employee experience: upgrading training and development programs and tools and simplifying job roles and utilizing technology to improve the employee experience.

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

●	Comparable store restaurant sales increase/(decrease): To calculate comparable store restaurant sales increase/(decrease), we determine total restaurant sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store restaurant sales for the current year period from total comparable store restaurant sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store restaurant sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store restaurant sales for the historical period.
●	Comparable store retail sales increase/(decrease): To calculate comparable store retail sales increase/(decrease), we determine total retail sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store retail sales for the current year period from total comparable store retail sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store retail sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store retail sales for the historical period.

●	Comparable store restaurant and retail sales increase/(decrease): To calculate comparable store restaurant and retail sales increase/(decrease), we determine total restaurant and retail sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store restaurant and retail sales for the current year period from total comparable store restaurant and retail sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store restaurant and retail sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store restaurant and retail sales for the historical period.
●	Average check increase per guest: To calculate average check per guest, we determine comparable store restaurant sales, as described above, and divide by comparable guest traffic (as described below). We then subtract average check per guest for the current year period from average check per guest for the applicable historical period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year average check number to calculate average check increase per guest, which we express as a percentage.
●	Comparable restaurant guest traffic increase/(decrease): To calculate comparable restaurant guest traffic increase/(decrease), we determine the number of entrees sold in our dine-in and off-premise business from stores open at least six full quarters at the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total entrees sold for the current year period from total entrees sold for the applicable historical period to calculate the absolute numerical change. To calculate comparable restaurant guest traffic increase/(decrease), which we express as a percentage, we divide the absolute numerical change by the total entrees sold for the historical period.

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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	32.6	33.7	31.7	32.4
Labor and other related expenses	34.4	34.5	35.3	35.7
Other store operating expenses	23.2	22.9	24.0	23.7
General and administrative expenses	6.5	5.6	6.8	5.8
Impairment and store closing costs	0.2	—	0.2	—
Operating income	3.1	3.3	2.0	2.4
Interest expense, net	0.6	0.6	0.6	0.6
Income before income taxes	2.5	2.7	1.4	1.8
Provision for income taxes (income tax benefit)	0.2	(0.1)	(0.1)	—
Net income	2.3%	2.8%	1.5%	1.8%

The following table sets forth the change in the number of units in operation for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Net change in units:
Cracker Barrel	(1)	1	(1)	2
MSBC	—	3	3	4

Units in operation at end of the period:
Cracker Barrel	657	662	657	662
MSBC	69	63	69	63
Total units at end of the period	726	725	726	725

Total Revenue

Total revenue for the second quarter and first six months of 2025 increased 1.5% and 2.0%, respectively, as compared to the same periods in the prior year.

The following table highlights the key components of revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Revenue in dollars:
Restaurant	$750,478	$730,669	$1,433,749	$1,391,462
Retail	198,961	204,732	360,779	367,778
Total revenue	$949,439	$935,401	$1,794,528	$1,759,240
Total revenue by percentage relationships:
Restaurant	79.0%	78.1%	79.9%	79.1%
Retail	21.0%	21.9%	20.1%	20.9%
Average store volumes(1):
Restaurant	$1,116.2	$1,079.0	$2,128.9	$2,054.7
Retail	302.5	309.0	548.0	555.7
Total revenue	$1,418.7	$1,388.0	$2,676.9	$2,610.4
Comparable store sales increase (decrease) (2):
Restaurant	4.7%	1.2%	3.8%	0.4%
Retail	0.2%	(5.3)%	(0.6)%	(6.6)%
Restaurant and retail	3.7%	(0.3)%	2.9%	(1.2)%
Average check increase	7.4%	5.2%	6.6%	5.9%
Comparable restaurant guest traffic decrease(2):	(2.7)%	(4.0)%	(2.8)%	(5.5)%

(1)	Average unit volumes include sales of all stores except for MSBC.
(2)	Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks. Comparable store sales and traffic exclude MSBC.

For the second quarter and first six months of 2025, our comparable store restaurant sales increases resulted primarily from the average check increases partially offset by the guest traffic decreases. For the second quarter and first six months of 2025, the average check increases included average menu price increases of 6.0% and 5.4%, respectively.

Our retail sales are made substantially to our restaurant guests. For the second quarter of 2025, our comparable store retail sales increase resulted primarily from strong performance in the apparel merchandise category partially offset by the guest traffic decrease.  For the first six months of 2025, our comparable store retail sales decrease resulted primarily from the guest traffic decrease.

The decreases in guest traffic are primarily the result of lower consumer demand arising from multiple macroeconomic factors, including inflationary pressures, higher consumer debt levels and lower savings rates.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Cost of Goods Sold in dollars:
Restaurant	$203,570	$205,870	$381,977	$379,311
Retail	106,262	108,981	186,756	191,099
Total Cost of Goods Sold	$309,832	$314,851	$568,733	$570,410

Cost of Goods Sold by percentage of revenue:
Restaurant	27.1%	28.2%	26.6%	27.3%
Retail	53.4%	53.2%	51.8%	52.0%

The decreases in restaurant cost of goods sold as a percentage of restaurant revenue for the second quarter and first six months of 2025 as compared to the same periods in the prior year were primarily the result of our menu price increases and a shift to lower cost menu items. Commodity inflation was 1.3% and 1.6%, respectively, in the second quarter and first six months of 2025. We presently expect the rate of commodity inflation to be approximately 2% to 3% in 2025.

The increase in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2025 as compared to the same period in the prior year resulted primarily from higher markdowns partially offset by higher vendor allowances and higher initial margin.

Second Quarter
Increase (Decrease)
as a Percentage of
Total Retail Revenue
Markdowns	1.3%
Vendor allowances	(0.9)%
Higher initial margin	(0.3)%

The decrease in retail cost of goods sold as a percentage of retail revenue in the first six months of 2025 as compared to the same period in the prior year resulted primarily from higher vendor allowances and higher initial margin partially offset by higher markdowns.

First Six Months
(Decrease) Increase
as a Percentage of
Total Retail Revenue
Vendor allowances	(0.7)%
Higher initial margin	(0.4)%
Markdowns	0.8%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. The following table highlights labor and related expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Labor and related expenses	34.4%	34.5%	35.3%	35.7%

This percentage change for the second quarter of 2025 as compared to the same period in the prior year resulted primarily from the following:

	Second Quarter	First Six Months
	(Decrease) Increase	(Decrease) Increase
	as a Percentage of	as a Percentage of
	Total Revenue	Total Revenue
Store hourly labor	(0.8)%	(0.7)%
Store management compensation	(0.4)%	(0.4)%
Other wages	0.6%	0.5%
Store bonus expense	0.3%	0.2%

The decreases in store hourly labor and store management compensation as a percentage of total revenue for the second quarter and first six months of 2025 as compared to the same periods in the prior year resulted primarily from menu price increases being higher than wage inflation. Additionally, store hourly labor benefited from improved productivity.

We presently expect the rate of wage inflation to be approximately 3% in 2025.

The increases in other wages as a percentage of total revenue for the second quarter and first six months of 2025 as compared to the same periods in the prior year resulted primarily from revisions in our employee benefits policy that resulted in a reduction in other wages expense in the second quarter and first six months of 2024.

The increases in store bonus expense as a percentage of total revenue for the second quarter and first six months of 2025 as compared to the same periods in the prior year resulted from better performance against financial objectives in 2025 as compared to the prior year.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, operating supplies, advertising, third-party delivery fees, credit and gift card fees, real and personal property taxes and general insurance. Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Other store operating expenses	23.2%	22.9%	24.0%	23.7%

This percentage change for the second quarter of 2025 as compared to the same period in the prior year resulted primarily from higher store occupancy costs.  The increase in store occupancy costs as a percentage of total revenue for the second quarter of 2025 as compared to the same period in the prior year resulted primarily from higher depreciation expense and higher maintenance expense. The increase in depreciation expense resulted primarily from higher capital expenditures.  The increase in maintenance expense resulted primarily from increased spending related to strategic initiatives and preventative maintenance services.

This percentage change for the first six months of 2025 as compared to the same period in the prior year resulted primarily from the following:

First Six Months
Increase as a Percentage
of Total Revenue
Store occupancy costs	0.2%
Other store expenses	0.2%

The increase in store occupancy costs as a percentage of total revenue for the first six months of 2025 as compared to the same period in the prior year period resulted primarily from higher depreciation expense and higher maintenance expense partially offset by lower utilities expense. The increase in depreciation expense resulted primarily from higher capital expenditures. The increase in maintenance expenses resulted primarily from increased spending related to strategic initiatives and preventative maintenance services. The decrease in utilities expense resulted primarily from lower electricity usage.

The increase in other store operating expense as a percentage of total revenue for the first six months of 2025 as compared to the same period in the prior year resulted primarily from higher conference expense due to a biennial district manager conference held in the first quarter of 2025, costs associated with our off-premise business and hurricane-related expenses incurred in the first quarter of 2025.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
General and administrative expenses	6.5%	5.6%	6.8%	5.8%

This percentage change for the second quarter and first six months of 2025 as compared to the same periods in the prior year resulted primarily from higher professional fees related to legal fees and proxy contest expenses. Additionally, the Company incurred higher costs of approximately $2,300 associated with the Company’s strategic transformation plan for the first six months of 2025 as compared to the same period in the prior year. Higher legal fees for the first six months of 2025 included an approximate $3,300 charge in connection with our settlement of a series of wage and hour arbitrations. The Company incurred proxy contest expenses of $5,263 and $8,220, respectively, in the second quarter and first six months of 2025 related to a proxy contest in connection with the Company’s 2024 annual shareholders meeting held on November 21, 2024.

Impairment and Store Closing Costs

During the second quarter and first six months of 2025, we recorded impairment charges of $2,163 and $2,863, respectively, as a result of the deterioration in operating performance in three MSBC locations and two Cracker Barrel locations.  No impairment was recorded in the second quarter and first six months of 2024. One Cracker Barrel store was closed in the second quarter and first six months of 2025 resulting in closing costs of $288. No stores were closed in the second quarter or first six months of 2024.

Interest Expense, Net

The following table highlights interest expense in dollars for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Interest expense, net	$4,978	$5,067	$10,800	$10,005

Interest expense for the second quarter of 2025 as compared to the same period in the prior year remained relatively constant. The increase in interest expense for the first six months of 2025 as compared to the same period in the prior year resulted primarily from higher weighted average debt levels under our 2022 Revolving Credit Facility (as defined below).

Provision for Income Taxes (Income Tax Benefit)

The following table highlights the provision for income taxes as a percentage of income before income taxes (“effective tax rate”) for the specified periods:

	Quarter Ended		Six Months Ended
	January 31,	January 26,	January 31,	January 26,
	2025	2024	2025	2024
Effective tax rate	8.0%	(3.3)%	(6.5)%	0.6%

The increase in the effective tax rate in the second quarter of 2025 as compared to the prior year period is primarily due to favorable state audit settlements obtained in the second quarter of 2024. The decrease in the effective tax rate in the first six months of 2025 as compared to the prior year period is primarily due to an increase in the impact of employment credits from the use of the discrete-period computation method.

The Company’s quarterly provision (benefit) for income taxes has historically been calculated using the annualized effective tax rate method (“AETR method”) which applies an estimated annual effective tax rate to pre-tax income or loss. Beginning in the third quarter of 2024, the Company records its interim income tax provision (benefit) using the discrete-period computation method, as allowed under Accounting Standards Codification 740-240, Accounting for Income Taxes – Interim Reporting. The Company recorded its interim income tax provision (benefit) using the discrete-period computation method as of January 31, 2025. Use of the AETR method would have resulted in an unreliable tax rate as small changes in the projected ordinary annual income would have resulted in significant changes in the annualized effective tax rate.

We presently expect our effective tax rate for 2025 to be approximately (13%) to (19%).

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our 2022 Revolving Credit Facility. Cash generated from operations, together with our borrowing capacity under the 2022 Revolving Credit Facility, were sufficient to finance all of our growth, dividend payments, working capital needs, interest payments on long-term debt obligations and other cash payment obligations in the first six months of 2025. We believe that cash on hand at January 31, 2025, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our strategic transformation plan and continuing expansion plans, debt service, dividend payments, capital expenditures and working capital needs for the next twelve months and thereafter. Our ability to draw on our 2022 Revolving Credit Facility is subject to the satisfaction of the provisions of the credit facility, as amended, and we believe we will be able to refinance our 2022 Revolving Credit Facility and other debt instruments prior to maturity.

Cash Generated From Operations

Our operating activities provided net cash of $93,693 for the first six months of 2025 as compared to $61,879 net cash provided during the first six months of 2024. This increase resulted primarily from the timing of cash receipts for accounts receivable and timing of payments for accounts payable and payroll.

Capital Expenditures and Proceeds from Sale of Property and Equipment

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $76,986 for the first six months of 2025 as compared to $51,080 for the same period in the prior year. Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives. The increase in capital expenditures in the first six months of 2025 as compared to the first six months of 2024 resulted primarily from our maintenance and remodel initiatives, including as part of our strategic transformation plan.

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

At January 31, 2025, we had $174,000 of outstanding borrowings under the 2022 Revolving Credit Facility and $34,004 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and certain sale and leaseback transactions, which reduce our borrowing availability under the 2022 Revolving Credit Facility. At January 31, 2025, we had $491,996 in borrowing availability under our 2022 Revolving Credit Facility. During the first six months of 2025, we borrowed $199,500 and repaid $205,500 under the 2022 Revolving Credit Facility.

Our 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with the 2022 Revolving Credit Facility’s financial covenants at January 31, 2025, and we expect to be in compliance with the 2022 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

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

During the first six months of 2025, we paid a regular dividend of $0.50 per share and declared a dividend of $0.25 per share that was subsequently paid on February 12, 2025, to shareholders of record on January 17, 2025. In addition, in the third quarter of 2025, our Board of Directors approved a regular dividend payable on May 14, 2025 to shareholders of record as of April 11, 2025 of $0.25 per share.

During the first six months of 2025, we issued 60,438 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,379.

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

Like many other restaurant companies, we are able to, and often do, operate with negative working capital. We had negative working capital of $173,982 at January 31, 2025 as compared to negative working capital of $175,993 at August 02, 2024. The change in working capital at January 31, 2025 as compared to August 02, 2024 primarily resulted from the timing of certain payments partially offset by the decrease in retail inventory levels and an increase in sales of our gift cards during the holiday shopping season.

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

Interest Rate Risk. We have interest rate risk relative to our outstanding borrowings under our revolving credit facility. At January 31, 2025, our outstanding borrowings totaled $174,000 under our 2022 Revolving Credit Facility (see Note 4 to the Condensed Consolidated Financial Statements). In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at our election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case plus an applicable margin based on the Company’s consolidated total leverage ratio. Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4 to our Condensed Consolidated Financial Statements). Additionally, the Notes bear interest at a fixed rate of 0.625% per annum.

The impact of a one-percentage point increase or decrease in the $174,000 of our outstanding borrowings under our revolving credit facility is approximately $1,759 on a pre-tax annualized basis.

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

ITEM 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 31, 2025, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 31, 2025 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2024 Form 10-K.

ITEM 5. Other Information

During the quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: March 6, 2025	By: /s/Craig A. Pommells
Craig A. Pommells, Senior Vice President, Chief Financial Officer

Date: March 6, 2025	By: /s/Brian T. Vaclavik
Brian T. Vaclavik, Vice President, Corporate Controller and
Principal Accounting Officer