Form 10-Q
period 2025-05-02
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2025-06-05
CIK 1067294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 02, 2025

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

22,266,951 Shares of Common Stock

Outstanding as of May 29, 2025

CRACKER BARREL OLD COUNTRY STORE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 02,	August 02,
	2025	2024*
ASSETS
Current Assets:
Cash and cash equivalents	$9,814	$12,035
Accounts receivable	37,439	39,204
Income taxes receivable	15,647	9,882
Inventories	168,695	180,958
Prepaid expenses and other current assets	45,230	36,135
Total current assets	276,825	278,214
Property and equipment	2,503,350	2,438,851
Less: Accumulated depreciation and amortization	1,532,329	1,479,030
Property and equipment – net	971,021	959,821
Operating lease right-of-use assets, net	822,269	850,835
Intangible assets	24,369	24,425
Other assets	44,565	48,199
Total assets	$2,139,049	$2,161,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$121,117	$162,288
Other current liabilities	301,916	291,919
Total current liabilities	423,033	454,207
Long-term debt	489,410	476,581
Long-term operating lease liabilities	653,060	675,993
Other long-term obligations	104,235	114,564
Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,266,951 shares issued and outstanding at May 02, 2025, and 22,203,043 shares issued and outstanding at August 02, 2024	223	222
Additional paid-in capital	19,202	12,575
Retained earnings	449,886	427,352
Total shareholders’ equity	469,311	440,149
Total liabilities and shareholders’ equity	$2,139,049	$2,161,494

See Notes to unaudited Condensed Consolidated Financial Statements.

*

This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 02, 2024, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 02, 2024.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024

Total revenue	$821,147	$817,135	$2,615,675	$2,576,375
Cost of goods sold (exclusive of depreciation and rent)	247,280	245,070	816,013	815,480
Labor and other related expenses	304,781	308,791	938,342	936,434
Other store operating expenses	207,486	200,390	639,059	618,131
General and administrative expenses	46,025	54,524	167,341	155,795
Impairment and store closing costs	718	22,942	3,869	22,942
Goodwill impairment	—	4,690	—	4,690
Operating income (loss)	14,857	(19,272)	51,051	22,903
Interest expense, net	4,984	5,187	15,784	15,192
Income (loss) before income taxes	9,873	(24,459)	35,267	7,711
Income tax benefit	(2,701)	(15,260)	(4,358)	(15,080)
Net income (loss)	$12,574	$(9,199)	$39,625	$22,791

Net income (loss) per share:
Basic	$0.56	$(0.41)	$1.78	$1.03
Diluted	$0.56	$(0.41)	$1.77	$1.02

Weighted average shares:
Basic	22,264,782	22,201,964	22,246,936	22,188,191
Diluted	22,459,281	22,201,964	22,435,317	22,307,646

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited and in thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at August 02, 2024	22,203,043	$222	$12,575	$427,352	$440,149
Comprehensive Income:
Net income	—	—	—	4,844	4,844
Total comprehensive income	—	—	—	4,844	4,844
Cash dividends declared - $0.25 per share	—	—	—	(5,679)	(5,679)
Share-based compensation	—	—	2,625	—	2,625
Issuance of share-based compensation awards, net of shares withheld for employee taxes	39,185	—	(1,239)	—	(1,239)
Balances at November 01, 2024	22,242,228	$222	$13,961	$426,517	$440,700
Comprehensive Income:
Net income	—	—	—	22,207	22,207
Total comprehensive income	—	—	—	22,207	22,207
Cash dividends declared - $0.25 per share	—	—	—	(5,732)	(5,732)
Share-based compensation	—	—	3,880	—	3,880
Issuance of share-based compensation awards, net of shares withheld for employee taxes	21,253	1	(141)	—	(140)
Balances at January 31, 2025	22,263,481	$223	$17,700	$442,992	$460,915
Comprehensive Income:
Net income	—	—	—	12,574	12,574
Total comprehensive income	—	—	—	12,574	12,574
Cash dividends declared - $0.25 per share	—	—	—	(5,680)	(5,680)
Share-based compensation	—	—	1,551	—	1,551
Issuance of share-based compensation awards	3,470	—	(49)	—	(49)
Balances at May 02, 2025	22,266,951	$223	$19,202	$449,886	$469,311

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 28, 2023	22,153,625	$221	$3,886	$479,718	$483,825
Comprehensive Income:
Net income	—	—	—	5,456	5,456
Total comprehensive income	—	—	—	5,456	5,456
Cash dividends declared - $1.30 per share	—	—	—	(29,150)	(29,150)
Share-based compensation	—	—	1,622	—	1,622
Issuance of share-based compensation awards, net of shares withheld for employee taxes	31,487	1	(1,502)	—	(1,501)
Balances at October 27, 2023	22,185,112	$222	$4,006	$456,024	$460,252
Comprehensive Income:
Net income	—	—	—	26,534	26,534
Total comprehensive income	—	—	—	26,534	26,534
Cash dividends declared - $1.30 per share	—	—	—	(29,354)	(29,354)
Share-based compensation	—	—	4,631	—	4,631
Issuance of share-based compensation awards, net of shares withheld for employee taxes	15,974	—	(96)	—	(96)
Balances at January 26, 2024	22,201,086	$222	$8,541	$453,204	$461,967
Comprehensive loss:
Net loss	—	—	—	(9,199)	(9,199)
Total comprehensive loss	—	—	—	(9,199)	(9,199)
Cash dividends declared - $1.30 per share	—	—	—	(29,147)	(29,147)
Share-based compensation	—	—	2,936	—	2,936
Issuance of share-based compensation awards	1,210	—	—	—	—
Balances at April 26, 2024	22,202,296	$222	$11,477	$414,858	$426,557

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended
	May 02,	April 26,
	2025	2024
Cash flows from operating activities:
Net income	$39,625	$22,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,379	82,765
Amortization of debt issuance costs	1,329	1,312
Loss on disposition of property and equipment	6,249	8,860
Impairment	3,581	17,448
Goodwill impairment	—	4,690
Share-based compensation	8,056	9,189
Noncash lease expense	45,560	45,050
Amortization of asset recognized from gain on sale and leaseback transactions	9,551	9,551
Changes in assets and liabilities:
Inventories	12,263	14,086
Other current assets	(12,845)	(22,939)
Accounts payable	(41,171)	(27,812)
Other current liabilities	10,066	(15,071)
Long-term operating lease liabilities	(49,156)	(49,914)
Other long-term assets and liabilities	(6,810)	(550)
Net cash provided by operating activities	116,677	99,456

Cash flows from investing activities:
Purchase of property and equipment	(113,672)	(80,825)
Proceeds from insurance recoveries of property and equipment	458	744
Proceeds from sale of property and equipment	1,829	131
Net cash used in investing activities	(111,385)	(79,950)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	308,500	326,500
Principal payments under long-term debt	(297,075)	(270,500)
Taxes withheld from issuance of share-based compensation awards	(1,428)	(1,597)
Dividends on common stock	(17,510)	(87,204)
Net cash used in financing activities	(7,513)	(32,801)

Net decrease in cash and cash equivalents	(2,221)	(13,295)
Cash and cash equivalents, beginning of period	12,035	25,147
Cash and cash equivalents, end of period	$9,814	$11,852

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$13,590	$12,329
Income taxes	$8,035	$7,473

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$5,450	$7,515
Dividends declared but not yet paid	$7,016	$30,668

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

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at May 02, 2025 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$1	$—	$—	$1
Total	$1	$—	$—	$1
Deferred compensation plan assets**				21,286
Total assets at fair value				$21,287

The Company’s assets measured at fair value on a recurring basis at August 02, 2024 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$1	$—	$—	$1
Total	$1	$—	$—	$1
Deferred compensation plan assets**				25,719
Total assets at fair value				$25,720

*Consists of money market fund investments.

**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The Company did not have any liabilities measured at fair value on a recurring basis at May 02, 2025 and August 02, 2024. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at May 02, 2025 and August 02, 2024, respectively.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% convertible Senior Notes (see Note 4). The Company estimates the fair value of the Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the Notes was $283,890 and $267,939 as of May 02, 2025 and August 02, 2024, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

In the first nine months of 2025, five Maple Street Biscuit Company (“MSBC”) locations and two Cracker Barrel locations were determined to be impaired because of declining operating performance. Fair value of these locations was determined by sales prices of comparable assets or estimates of discounted future cash flows considering their highest and best use. Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations. Additionally, changes in the local and national economies and markets for real estate and other assets can impact the sales prices of the assets. The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs. Based on its analysis, the Company recorded impairment charges of $3,581 in the first nine months of 2025, which are included in the impairment and store closing costs line on the Condensed Consolidated Statements of Income.

3.	Inventories

Inventories were comprised of the following as of the dates indicated:

	May 02, 2025	August 02, 2024
Retail	$121,303	$138,278
Restaurant	27,993	25,829
Supplies	19,399	16,851
Total	$168,695	$180,958
4.
5.

4.Debt

On June 17, 2022, the Company entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”). The 2022 Revolving Credit Facility contains an option to increase the revolving credit facility by $200,000. The Company’s outstanding borrowings under the 2022 Revolving Credit Facility were $191,500 and $180,000 on May 02, 2025 and August 02, 2024, respectively.

As of May 02, 2025, the Company had $34,004 of standby letters of credit, which reduce the Company’s borrowing availability under the 2022 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit). As of May 02, 2025, the Company had $474,496 in borrowing availability under the 2022 Revolving Credit Facility.

In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case, plus an applicable margin based on the Company’s consolidated total leverage ratio. At May 02, 2025, the weighted average interest rate on the Company’s outstanding borrowings on the 2022 Revolving Credit Facility was 6.24%.

The 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio. At May 02, 2025, the Company was in compliance with all financial covenants under the 2022 Revolving Credit Facility.

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

See Note 11 for information on the Company’s new credit facility (“2025 Credit Facility”) entered into on May 16, 2025, which replaced the 2022 Revolving Credit Facility.

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

The initial conversion rate applicable to the Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of May 02, 2025, the conversion rate, as adjusted, was 6.3722 shares of the Company’s common stock per $1,000 principal amount of Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the Notes offering were approximately $291,000, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

The Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs.

The following table includes the outstanding principal amount and carrying value of the Notes as of the dates indicated:

	May 02, 2025	August 02, 2024
Liability component
Principal	$300,000	$300,000
Less: Debt issuance costs (1)	2,090	3,419
Net carrying amount	$297,910	$296,581

(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the Notes.

The effective rate of the Notes over their expected life is 1.23%. The following is a summary of interest expense for the Notes for specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Coupon interest	$474	$474	$1,422	$1,422
Amortization of issuance costs	443	438	1,329	1,312
Total interest expense	$917	$912	$2,751	$2,734

During any calendar quarter commencing after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the quarter immediately following, convert all or a portion of their Notes. The holders of the Notes were not eligible to convert their Notes during the first nine months of 2025 or during 2024, 2023, 2022 or 2021. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. Accordingly, as of May 02, 2025, the Company could not be required to settle the Notes and, therefore, the Notes are classified as long-term debt.

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlay the Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. By default, the Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of May 02, 2025, the strike price, as adjusted, of the Warrant Transactions was $219.71 per share as a result of dividends declared since the Notes were issued.

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Revenue:
Restaurant	$679,341	$671,328	$2,113,090	$2,062,790
Retail	141,806	145,807	502,585	513,585
Total revenue	$821,147	$817,135	$2,615,675	$2,576,375

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. For the quarter and nine months ended May 02, 2025, gift card breakage was $1,357 and $10,909, respectively. For the quarter and nine months ended April 26, 2024, gift card breakage was $292 and $8,898, respectively.

Deferred revenue related to the Company’s gift cards was $85,820 and $84,854, respectively, at May 02, 2025 and August 02, 2024 and is included in other current liabilities on the Condensed Consolidated Balance Sheets. Revenue recognized in the Condensed Consolidated Statements of Income for the nine months ended May 02, 2025 and April 26, 2024 for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $30,047 and $31,731, respectively.

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

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of May 02, 2025 and August 02, 2024, deferred revenue related to the loyalty program was $4,311 and $1,544, respectively, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.

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

The Company’s leases all have varying terms and expire at various dates through 2060. Restaurant real estate leases typically have base terms of ten years with four to five optional renewal periods of five years each. The Company uses a lease life that generally begins on the commencement date, including the rent holiday periods, and generally extends through certain renewal periods that can be exercised at the Company’s option. During rent holiday periods, which include the pre-opening period during construction, the Company has possession of and access to the property, but is not obligated to, and normally does not, make rent payments. The Company has included lease renewal options in the lease term for calculations of the right-of-use asset and liability for which at the commencement of the lease it is reasonably certain that the Company will exercise those renewal options. Additionally, some of the leases have contingent rent provisions and others require adjustments for inflation or index. Contingent rent is determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability and corresponding rent expense when it is probable sales have been achieved in amounts in excess of the specified levels. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company has entered into real estate leases for two MSBC locations that are not recorded as right-of-use assets or lease liabilities as we have not yet taken possession. These leases are expected to commence in 2026 with undiscounted future payments of $2,493.

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

The following table summarizes the components of lease cost for operating leases for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Operating lease cost	$27,701	$27,550	$83,504	$82,962
Short term lease cost	537	134	2,793	3,209
Variable lease cost	935	899	2,761	2,582
Total lease cost	$29,173	$28,583	$89,058	$88,753

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$24,610	$24,143	$73,623	$72,764
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,629	$3,810	$6,709	$9,600
Lease modifications or reassessments increasing (decreasing) right-of-use assets	$6,981	$(610)	$20,195	$19,828
Lease modifications removing right-of-use assets	$(179)	$(54)	$(785)	$(1,468)
Right-of-use asset impairment*	$—	$1,832	$—	$1,832

*Included in the Impairment line on the Condensed Consolidated Statement of Cash Flows.

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of dates indicated:

	May 02, 2025	April 26, 2024
Weighted-average remaining lease term	15.30 Years	15.95 Years
Weighted-average discount rate	5.45%	5.35%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of May 02, 2025:

Year	Total
Remainder of 2025	$24,585
2026	84,153
2027	73,232
2028	69,394
2029	66,250
Thereafter	747,593
Total future minimum lease payments	1,065,207
Less imputed remaining interest	(358,353)
Total present value of operating lease liabilities	$706,854

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

9.	Net Income (Loss) Per Share and Weighted Average Shares

Basic consolidated net income (loss) per share is computed by dividing consolidated net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. For periods in which the Company reports a net loss, diluted consolidated net loss per share is the same as basic net loss per share because the effect of all potentially dilutive securities would be anti-dilutive. Common equivalent shares related to stock options and nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding stock options and nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The Company’s convertible senior notes and related warrants are calculated using the net share settlement option under the if converted method. Because the principal amount of the convertible senior notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the convertible senior notes have been excluded from the computation of diluted consolidated net income (loss) per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $156.93 as of May 02, 2025. Warrants were excluded from the computation of diluted consolidated net income (loss) per share since the warrants’ strike price of $219.71 was greater than the average market price of the Company’s common stock during the period. See Note 4 for additional information regarding the Company’s convertible senior notes.

The following table reconciles the components of diluted consolidated net income (loss) per share computations for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Net income (loss) per share numerator	$12,574	$(9,199)	$39,625	$22,791

Net income (loss) per share denominator:
Basic weighted average shares	22,264,782	22,201,964	22,246,936	22,188,191
Add potential dilution:
Nonvested stock awards and units and stock options	194,499	—	188,381	119,455
Diluted weighted average shares	22,459,281	22,201,964	22,435,317	22,307,646
10.
11.
10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course. In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers. As of May 02, 2025, the Company had $34,004 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and certain sale and leaseback transactions. All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2022 Revolving Credit Facility. See Note 4 for additional information regarding the Company’s 2022 Revolving Credit Facility.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business. The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of May 02, 2025.

11.	Subsequent Event

On May 16, 2025, the Company entered into a five-year $800,000 credit facility (the “2025 Credit Facility”). The 2025 Credit Facility replaced the 2022 Revolving Credit Facility and is not reflected in the accompanying financial statements. The 2025 Credit Facility consists of a $550,000 revolving credit facility, which includes a $25,000 swingline subfacility and a $75,000 letter of credit subfacility, and a $250,000 delayed draw term loan facility (the “Delayed Draw Term Loan Facility”). The Delayed Draw Term Loan Facility may be borrowed until the expiration date of June 15, 2026. The Delayed Draw Term Loan Facility was unfunded as of the close date of the 2025 Credit Facility. The 2025 Credit Facility also contains an option to increase the 2025 Credit Facility by $200,000. The proceeds of the 2025 Credit Facility will be used to refinance all indebtedness under the 2022 Revolving Credit Facility, for ongoing working capital and for other general corporate purposes of the Company.

The outstanding borrowings under the 2025 Credit Facility bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) one-month Term SOFR plus 1.0%, in each case, plus an applicable margin based on the Company’s consolidated total leverage ratio.

The 2025 Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio.

The 2025 Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase. Under the 2025 Credit Facility, provided there is no default existing and the total of the Company’s availability under the 2025 Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock (1) in an unlimited amount if, at the time such dividend or repurchase is made, the Company’s consolidated total senior secured leverage ratio is 3.50 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if the Company’s consolidated total leverage ratio is greater than 3.50 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, Cash Availability is at least $100,000, the Company may declare and pay cash dividends on shares of its common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four. At any time that any Delayed Draw Term Loan Facility or commitments thereunder are outstanding, then the aggregate amount of cash dividends or repurchases of shares of the Company’s stock shall not exceed $100,000 during any consecutive twelve-month period.

The maturity date of the 2025 Credit Facility, if not extended in accordance with the terms in the 2025 Credit Facility is May 16, 2030. However, the 2025 Credit Facility is subject to maturity as of March 16, 2026 if Cash Availability as of such date is less than (i) $125 million plus (ii) the amount that would be required to repay all outstanding principal and interest under the Notes in full as of such date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc., and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept. As of May 02, 2025, we operated 658 Cracker Barrel stores in 43 states and 70 Maple Street Biscuit Company (“MSBC”) locations in ten states.

All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores). References to years in MD&A are to our fiscal year unless otherwise noted. MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 02, 2024 (the “2024 Form 10-K”). Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology. We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with inflationary conditions with respect to the price of commodities, ingredients, transportation, distribution and labor; disruptions to our restaurant or retail supply chain; effects of changes in international, national, regional and local economic and market conditions (such as the imposition of trade barriers or other changes in trade policy) on our business; our ability to manage retail inventory and merchandise mix; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance, including the Company’s strategic transformation plan; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance our indebtedness, in whole or in part; our reliance on a single distribution facility and certain significant vendors, particularly for foreign-sourced retail products; information technology, disruptions and data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our compliance with privacy and data protection laws; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, health and safety, animal welfare, pensions, insurance or other undeterminable areas; the actual results of pending, future or threatened litigation or governmental investigations; our ability to manage the impact of negative social media attention and the costs and effects of negative publicity; the impact of activist shareholders; our ability to achieve aspirations, goals and projections related to our environmental, social and governance initiatives; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to retain key personnel; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; general or regional economic weakness, business and societal conditions and the weather impact on sales and customer travel; discretionary income or personal expenditure activity of our customers; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of the 2024 Form 10-K, as well as other factors described from time to time in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

We believe there are significant challenges in the macroeconomic outlook for the coming quarters, including continued volatility of inflation and interest rates, high consumer debt levels and lower savings rates, as well as the potential uncertainty associated with the geopolitical environment and global trade, among other factors. However, despite these challenges, we remain focused on delivering long-term growth and returns for shareholders. Our strategic transformation plan is built on the following five pillars of our strategy:

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

Trade Policy and Tariffs

We have incurred additional costs on imported retail items as a result of recently imposed tariffs and changes in trade policy. Approximately one-third of our retail products are sourced directly from vendors in China, and we also have indirect exposure related to our domestically sourced retail products originating from China. Although trade policies and tariff rates continue to fluctuate, we currently project a net impact of approximately $5,000 to our retail margins in the fourth quarter of 2025. However, any further changes in tariff levels or trade policy could materially affect our results of operations and financial condition, and the ongoing uncertainty introduces additional volatility and risk to our operations and financial condition and may affect consumer demand in ways that are difficult to predict.

We are taking certain measures to offset the adverse impact of tariffs, which include negotiations with vendors, alternative sourcing and pricing. Additionally, we have been in the process of updating our retail strategy and we are accelerating initiatives from this update such as rationalizing stock keeping units (“SKUs”). reducing seasonal themes and adjusting our seasonal promotional strategy to mitigate the impact of tariffs. However, these measures may not be sufficient to fully offset the impact of tariffs and changing trade policy.

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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.1	30.0	31.2	31.7
Labor and other related expenses	37.1	37.8	35.9	36.3
Other store operating expenses	25.3	24.5	24.4	24.0
General and administrative expenses	5.6	6.7	6.4	6.0
Impairment and store closing costs	0.1	2.8	0.1	0.9
Goodwill impairment	—	0.6	—	0.2
Operating income (loss)	1.8	(2.4)	2.0	0.9
Interest expense, net	0.6	0.6	0.7	0.6
Income (loss) before income taxes	1.2	(3.0)	1.3	0.3
Income tax benefit	(0.3)	(1.9)	(0.2)	(0.6)
Net income (loss)	1.5%	(1.1)%	1.5%	0.9%

The following table sets forth the change in the number of units in operation for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Net change in units:
Cracker Barrel	1	(4)	—	(2)
MSBC	1	—	4	4

Units in operation at end of the period:
Cracker Barrel	658	658	658	658
MSBC	70	63	70	63
Total units at end of the period	728	721	728	721

Total Revenue

Total revenue for the third quarter and first nine months of 2025 increased 0.5% and 1.5%, respectively, as compared to the same periods in the prior year.

The following table highlights the key components of revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Revenue in dollars:
Restaurant	$679,341	$671,328	$2,113,090	$2,062,790
Retail	141,806	145,807	502,585	513,585
Total revenue	$821,147	$817,135	$2,615,675	$2,576,375
Total revenue by percentage relationships:
Restaurant	82.7%	82.2%	80.8%	80.1%
Retail	17.3%	17.8%	19.2%	19.9%
Average store volumes(1):
Restaurant	$1,006.0	$994.6	$3,134.8	$3,049.4
Retail	215.3	221.0	763.4	776.8
Total revenue	$1,221.3	$1,215.6	$3,898.2	$3,826.2
Comparable store sales increase (decrease) (2):
Restaurant	1.0%	(1.5)%	2.9%	(0.2)%
Retail	(3.8)%	(3.8)%	(1.5)%	(5.8)%
Restaurant and retail	0.1%	(1.9)%	2.0%	(1.4)%
Average check increase	6.6%	3.4%	6.6%	5.1%
Comparable restaurant guest traffic decrease(2):	(5.6)%	(4.9)%	(3.7)%	(5.3)%

(1)	Average store volumes include sales of all stores except for MSBC.
(2)	Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks. Comparable store sales and traffic exclude MSBC.

For the third quarter and first nine months of 2025, our comparable store restaurant sales increases resulted primarily from the average check increases partially offset by the guest traffic decreases. For the third quarter and first nine months of 2025, the average check increases included average menu price increases of 4.9% and 5.2%, respectively.

Our retail sales are made substantially to our restaurant guests. For the third quarter and first nine months of 2025, our comparable store retail sales decreases resulted primarily from the guest traffic decreases.

The decreases in guest traffic are primarily the result of lower consumer demand arising from multiple macroeconomic factors, including inflationary pressures, higher consumer debt levels and lower savings rates as well as the potential uncertainty associated with the geopolitical environment and global trade.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Cost of Goods Sold in dollars:
Restaurant	$177,896	$173,593	$559,873	$552,904
Retail	69,384	71,477	256,140	262,576
Total Cost of Goods Sold	$247,280	$245,070	$816,013	$815,480

Cost of Goods Sold by percentage of revenue:
Restaurant	26.2%	25.9%	26.5%	26.8%
Retail	48.9%	49.0%	51.0%	51.1%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue for the third quarter as compared to the same period in the prior year was primarily driven by menu mix and commodity inflation partially offset by menu pricing.

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue for the first nine months of 2025 as compared to the same period in the prior year was primarily the result of our menu pricing and lower food waste. Lower food waste accounted for a decrease of 0.1% in restaurant cost of goods sold as a percentage of restaurant revenue for the first nine months of 2025 as compared to the same period in the prior year.

Commodity inflation was 2.9% and 2.0%, respectively, in the third quarter and first nine months of 2025. We presently expect the rate of commodity inflation to be in the mid 2% range in 2025.

The decrease in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2025 as compared to the same period in the prior year resulted primarily from higher vendor allowances partially offset by higher markdowns and discounts.

Third Quarter
(Decrease) Increase
as a Percentage of
Total Retail Revenue
Vendor allowances	(0.7)%
Markdowns and discounts	0.5%

The decrease in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2025 as compared to the same period in the prior year resulted primarily from higher vendor allowances partially offset by higher markdowns.

First Nine Months
(Decrease) Increase
as a Percentage of
Total Retail Revenue
Vendor allowances	(0.7)%
Markdowns	0.7%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. The following table highlights labor and related expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Labor and related expenses	37.1%	37.8%	35.9%	36.3%

This percentage change for the third quarter of 2025 as compared to the same period in the prior year resulted primarily from the following:

Third Quarter
(Decrease) Increase
as a Percentage of
Total Revenue
Store hourly labor	(0.7)%
Store management compensation	(0.4)%
Employee health care expense	0.3%

First Nine Months
(Decrease) Increase
as a Percentage of
Total Revenue
Store hourly labor	(0.8)%
Store management compensation	(0.4)%
Other wages	0.4%
Store bonus expense	0.2%

The decreases in store hourly labor and store management compensation as a percentage of total revenue for the third quarter and first nine months of 2025 as compared to the same periods in the prior year resulted primarily from menu price increases exceeding wage inflation. Additionally, store hourly labor benefited from improved productivity, driven by our back-of-the-house optimization initiatives.

We presently expect the rate of wage inflation to be in the mid 2% range in 2025.

The increase in employee health care expense as a percentage of total revenue for the third quarter of 2025 as compared to the same period in the prior year resulted primarily from unfavorable claim experience as well as an increase in medical claim reserves driven by higher enrollment.

The increase in other wages as a percentage of total revenue for the first nine months of 2025 as compared to the same period in the prior year resulted primarily from revisions in our employee benefits policy that resulted in a reduction in other wages expense in the first nine months of 2024.

The increase in store bonus expense as a percentage of total revenue for the first nine months of 2025 as compared to the same period in the prior year resulted from better performance against financial objectives in 2025 as compared to the prior year.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, operating supplies, advertising, third-party delivery fees, credit and gift card fees, real and personal property taxes and general insurance. Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Other store operating expenses	25.3%	24.5%	24.4%	24.0%

This percentage change for the third quarter of 2025 as compared to the same period in the prior year resulted primarily from the following:

Third Quarter
Increase as a Percentage
of Total Revenue
Store occupancy costs	0.5%
Advertising	0.3%

The increase in store occupancy costs as a percentage of total revenue for the third quarter of 2025 as compared to the same period in the prior year resulted primarily from higher depreciation expense due to higher capital expenditures.

The increase in advertising expense as a percentage of total revenue for the third quarter of 2025 as compared to the same period in the prior year period resulted primarily from higher media spending and costs associated with our customer loyalty program, Cracker Barrel Rewards

This percentage change for the first nine months of 2025 as compared to the same period in the prior year resulted primarily from the following:

First Nine Months
Increase as a Percentage
of Total Revenue
Store occupancy costs	0.3%
Other store expenses	0.2%

The increase in store occupancy costs as a percentage of total revenue for the first nine months of 2025 as compared to the same period in the prior year period resulted primarily from higher depreciation expense due to higher capital expenditures.

The increase in other store operating expense as a percentage of total revenue for the first nine months of 2025 as compared to the same period in the prior year resulted primarily from higher conference expense due to a biennial district manager conference held in the first quarter of 2025, costs associated with our off-premise business and hurricane-related expenses incurred in the first quarter of 2025.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
General and administrative expenses	5.6%	6.7%	6.4%	6.0%

This percentage change for the third quarter of 2025 as compared to the same period in the prior year resulted primarily from the following:

Third Quarter
Decrease as a Percentage
of Total Revenue
Professional fees	(1.0)%
Incentive compensation expense	(0.2)%

The decrease in professional fees as a percentage of total revenue in the third quarter of 2025 as compared to the same period in the prior year resulted primarily from lower costs related to the Company’s strategic transformation plan.

The decrease in incentive compensation expense as a percentage of total revenue in the third quarter of 2025 as compared to the same period in the prior year resulted primarily from Chief Executive Officer transition costs incurred in 2024.

The percentage change in general and administrative expenses as a percentage of total revenue in the first nine months of 2025 as compared to the same period in the prior year was attributable to professional fees. The Company incurred proxy contest expenses of $8,220 in the first nine months of 2025 related to a proxy contest in connection with the Company’s 2024 annual shareholders meeting held on November 21, 2024. Higher legal fees for the first nine months of 2025 included an approximate $3,300 charge in connection with our settlement of a series of wage and hour arbitrations. These fees were partially offset by lower costs associated with the Company’s strategic transformation plan for the first nine months of 2025 as compared to the same period in the prior year.

Impairment and Store Closing Costs

During the third quarter of 2025, we recorded impairment charges of $718 as a result of the deterioration in operating performance in two MSBC locations. During the first nine months of 2025, we recorded impairment charges of $3,581 as a result of the deterioration in operating performance in five MSBC locations and two Cracker Barrel locations. One Cracker Barrel store was closed in the first nine months of 2025 resulting in closing costs of $288.

During the third quarter and first nine months of 2024, we recorded impairment charges of $17,448 as a result of the deterioration in operating performance of six Cracker Barrel and thirteen MSBC locations. Additionally, during the third quarter and first nine months of 2024, we incurred costs of $5,494 in connection with the closure of four Cracker Barrel and two MSBC locations because of poor operating performance.

Goodwill Impairment

In the third quarter of 2024, we recorded a goodwill impairment charge of $4,690 related to MSBC because of declining financial trends and changes in the macroeconomic environment, including interest rate and inflationary pressures. The amount is recorded in the goodwill impairment line on the Condensed Consolidated Statement of Income (Loss).

Interest Expense, Net

The following table highlights interest expense in dollars for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Interest expense, net	$4,984	$5,187	$15,784	$15,192

Interest expense for the third quarter of 2025 as compared to the same period in the prior year resulted primarily from lower average interest rates partially offset by higher weighted average debt levels under our 2022 Revolving Credit Facility (as defined below). The increase in interest expense for the first nine months of 2025 as compared to the same period in the prior year resulted primarily from higher weighted average debt levels under our 2022 Revolving Credit Facility partially offset by lower average interest rates.

Income Tax Benefit

The following table highlights the income tax benefit as a percentage of income (loss) before income taxes (“effective tax rate”) for the specified periods:

	Quarter Ended		Nine Months Ended
	May 02,	April 26,	May 02,	April 26,
	2025	2024	2025	2024
Effective tax rate	(27.4)%	62.4%	(12.4)%	(195.6)%

The decrease in the effective tax rate in the third quarter of 2025 as compared to the same period in the prior year and the increase in the effective tax rate in the first nine months of 2025 as compared to the same period in the prior year are primarily due to the higher proportion of employment credits in relation to income (loss) before taxes in the prior year periods.

The Company records its interim income tax benefit using the discrete-period computation method, as of May 02, 2025 and April 26, 2024, as allowed under Accounting Standards Codification 740-240, Accounting for Income Taxes – Interim Reporting. Use of the annualized effective tax rate method would have resulted in an unreliable tax rate as small changes in the projected ordinary annual income would have resulted in significant changes in the annualized effective tax rate.

We presently expect our effective tax rate for 2025 to be approximately (11%) to (17%).

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our credit facility. Cash generated from operations, together with our borrowing capacity under the 2022 Revolving Credit Facility, were sufficient to finance all of our growth, dividend payments, working capital needs, interest payments on long-term debt obligations and other cash payment obligations in the first nine months of 2025.

On May 16, 2025, we entered into a five-year $800,000 credit facility (the “2025 Credit Facility”). The 2025 Credit Facility consists of a $550,000 revolving credit facility (the “2025 Revolving Credit Facility”), which includes a $25,000 swingline subfacility and a $75,000 letter of credit subfacility, and a $250,000 delayed draw term loan facility. The 2025 Credit Facility also contains an option for the Company to increase the credit facility by $200,000. We believe that cash on hand at May 02, 2025, along with cash expected to be generated from our operating activities and the borrowing capacity under our 2025 Credit Facility, will be sufficient to finance our continuing operations, our strategic transformation plan and continuing expansion plans, debt service, dividend payments, capital expenditures and working capital needs for the next twelve months and thereafter. Our ability to draw on our 2025 Credit Facility is subject to the satisfaction of the provisions of the credit facility, as amended, and we believe we will be able to refinance our 2025 Credit Facility and other debt instruments prior to maturity. See Note 11 to our Condensed Consolidated Financial Statements for further information on our 2025 Credit Facility.

Cash Generated From Operations

Our operating activities provided net cash of $116,677 for the first nine months of 2025 as compared to $99,456 net cash provided during the first nine months of 2024. This increase resulted primarily from the timing of cash receipts for accounts receivable and timing of payments for accounts payable and certain taxes.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $113,214 for the first nine months of 2025 as compared to $80,081 for the same period in the prior year. Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives. The increase in capital expenditures in the first nine months of 2025 as compared to the first nine months of 2024 resulted primarily from our maintenance and remodel initiatives as part of our strategic transformation plan.

As part of our strategic transformation plan, we have modified our capital allocation policy and currently expect to increase our capital expenditures over the three-year period from 2025 to 2027 to approximately $600,000 to $700,000, of which we expect to expend $160,000 to $170,000 in 2025. This increase in capital expenditures includes expansion of our maintenance and remodel initiatives as well as additional technology improvements. This increase also includes the acquisition of sites and construction costs of new Cracker Barrel and MSBC locations that have opened or that we expect to open during 2025. We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2025 Credit Facility, as necessary.

Borrowing Capacity, Debt Covenants and Notes

On June 17, 2022, we entered into a five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”). The 2022 Revolving Credit Facility contains an option for the Company to increase the revolving credit facility by $200,000. On May 16, 2025, the Company entered into a five-year $800,000 credit facility (the “2025 Credit Facility”). The 2025 Credit Facility consists of a $550,000 revolving credit facility, which includes a $25,000 swingline subfacility and a $75,000 letter of credit subfacility, and a $250,000 delayed draw term loan facility. The 2025 Credit Facility also contains an option for the Company to increase the credit facility by $200,000.

At May 02, 2025, we had $191,500 of outstanding borrowings under the 2022 Revolving Credit Facility and $34,004 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance and certain sale and leaseback transactions, which reduce our borrowing availability under the 2022 Revolving Credit Facility. At May 02, 2025, we had $474,496 in borrowing availability under our 2022 Revolving Credit Facility. During the first nine months of 2025, we borrowed $308,500 and repaid $297,000 under the 2022 Revolving Credit Facility.

Our 2022 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total senior secured leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with the 2022 Revolving Credit Facility’s financial covenants at May 02, 2025. Our 2025 Credit Facility also contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. We expect to be in compliance with the 2025 Credit Facility’s financial covenants for the term of the facility.

See Note 11 to our Condensed Consolidated Financial Statements for further information on our 2025 Credit Facility.

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

Dividends and Share-Based Compensation Awards

Our 2022 Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase. Under the 2022 Revolving Credit Facility, provided there is no default existing and the total of our availability under the 2022 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if at the time the dividend or the repurchase is made our consolidated total senior secured leverage ratio is 2.75 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if our consolidated total leverage ratio is greater than 2.75 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, Cash Availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four. See Note 11 to our Condensed Consolidated Financial Statements for information on restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase under the 2025 Credit Facility.

During the first nine months of 2025, we paid a regular dividend of $0.75 per share and declared a dividend of $0.25 per share that was subsequently paid on May 14, 2025, to shareholders of record on April 11, 2025. In addition, in the fourth quarter of 2025, our Board of Directors approved a regular dividend payable on August 13, 2025 to shareholders of record as of July 18, 2025 of $0.25 per share.

During the first nine months of 2025, we issued 63,908 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,428.

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

Like many other restaurant companies, we are able to, and often do, operate with negative working capital. We had negative working capital of $146,208 at May 02, 2025 as compared to negative working capital of $175,993 at August 02, 2024. The change in working capital at May 02, 2025 as compared to August 02, 2024 primarily resulted from the timing of certain payments partially offset by the decrease in retail inventory levels.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Material Commitments

Except for entry into the 2025 Credit Facility, there have been no material changes in our material commitments other than in the ordinary course of business since the end of 2024. See Note 11 to our Condensed Consolidated Financial Statements for information on the 2025 Credit Facility. Refer to the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2024 Form 10-K for additional information regarding our material commitments.

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

Interest Rate Risk. We have interest rate risk relative to our outstanding borrowings under our revolving credit facility. At May 02, 2025, our outstanding borrowings totaled $191,500 under our 2022 Revolving Credit Facility (see Note 4 to the Condensed Consolidated Financial Statements). In accordance with the 2022 Revolving Credit Facility, outstanding borrowings bear interest, at our election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) Term SOFR plus 1.0%, in each case plus an applicable margin based on the Company’s consolidated total leverage ratio. Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4 to our Condensed Consolidated Financial Statements). Additionally, the Notes bear interest at a fixed rate of 0.625% per annum.

The impact of a one-percentage point increase or decrease in the $191,500 of our outstanding borrowings under our 2022 Revolving Credit Facility is approximately $1,936 on a pre-tax annualized basis.

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

ITEM 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of May 02, 2025, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended May 02, 2025 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2024 Form 10-K.

ITEM 5. Other Information

During the quarter ended May 02, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. Exhibits

INDEX TO EXHIBITS

Exhibit
3.1

Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 001-25225)

3.2

Third Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on May 16, 2025)

4.1	Description of Capital Stock (filed herewith)

10.1

Second Amended and Restated Credit Agreement, dated as of May 16, 2025, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on May 16, 2025)

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: June 5, 2025	By: /s/Craig A. Pommells
Craig A. Pommells, Senior Vice President, Chief Financial Officer

Date: June 5, 2025	By: /s/Brian T. Vaclavik
Brian T. Vaclavik, Vice President, Corporate Controller and
Principal Accounting Officer