Form 10-K
period 2025-08-01
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2025-09-26
CIK 1067294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 01, 2025

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

Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,441,040,212.

As of September 12, 2025, there were 22,268,694 shares of common stock outstanding.

Documents Incorporated by Reference

4
Document from which Portions are Incorporated by Reference		Part of Form 10‑K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 20, 2025
(the “2025 Proxy Statement”)

INTRODUCTION

General

Unless the context otherwise requires, references to “Company,” “we,” “us,” and “our” refer to Cracker Barrel Old Country Store, Inc. and its direct and indirect wholly owned subsidiaries. This report contains references to years that are the Company’s 52-week or 53-week fiscal year, which ends on the Friday nearest July 31st in the calendar year. The periods presented in our financial statements are the fiscal years ended August 01, 2025 (“2025”), August 02, 2024 (“2024”) and July 28, 2023 (“2023”), respectively. Each of these periods has 52 weeks except for 2024, which consisted of 53 weeks. All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. All amounts other than share and certain statistical information (e.g., number of units) are in thousands unless the context clearly indicates otherwise. Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

Forward-Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference, may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results that the Company expects will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such forward-looking statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology. We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with inflationary conditions with respect to the price of commodities, ingredients, transportation, distribution and labor; disruptions to our restaurant or retail supply chain; effects of changes in international, national, regional and local economic and market conditions (such as the imposition of trade barriers or other changes in trade policy) on our business; our ability to manage retail inventory and merchandise mix; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance, including the Company’s multi-year strategic plan; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance our indebtedness, in whole or in part; our reliance on a single distribution facility and certain significant vendors, particularly for foreign-sourced retail products; information technology disruptions and data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our compliance with privacy and data protection laws; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, health and safety, animal welfare, pensions, insurance or other undeterminable areas; the actual results of pending, future or threatened litigation or governmental investigations; our ability to manage the impact of negative social media attention and the costs and effects of negative publicity; the impact of activist shareholders; our ability to achieve aspirations, goals and projections related to our environmental, social and governance initiatives; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to retain key personnel; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; general or regional economic weakness, business and societal conditions and the weather impact on sales and customer travel; discretionary income or personal expenditure activity of our customers; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of this report below, as well as the factors described under “Critical Accounting Estimates” in Part II, Item 7 of this report below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Risk Factors Summary

You should carefully read and consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” as well as all other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occurs, our business, financial position, results of operations, cash flows or prospects could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

Risks Related to Macroeconomic and Industry Conditions

●	Purchase price volatility and inflationary conditions may have an adverse effect on our business, results of operations and financial condition, and measures we take to offset or mitigate such conditions may not be effective.

Risks Related to Our Business

●	Pandemics, epidemics, endemics, and other public health concerns, or government regulation relating to the consumption of food products and widespread infectious diseases could reduce consumer traffic and may have an adverse effect on our business, results of operations and financial condition.
●	Unfavorable publicity could harm our business. In addition, our failure to recognize, respond to and effectively manage the impact of social media may have an adverse effect on our business, results of operations and financial condition.
●	Failure to achieve the goals or sustain the results of our multi-year strategic plan may have an adverse effect on our business, results of operations and financial condition.
●	We face intense competition, and failure to continue to compete effectively may have an adverse effect on our business, results of operations and financial condition.
●	Failure to maximize or to successfully assert our intellectual property rights may have an adverse effect on our business, results of operations and financial condition.

Risks Related to our Capital Structure

●	The performance of our business as affected by the level of our indebtedness could prevent us from meeting the obligations under our revolving credit facility or the indentures governing our 0.625% Convertible Senior Notes due 2026 (the “2026 Notes”) and our 1.75% Convertible Senior Notes due 2030 (the “2030 Notes”) or maintaining sufficient liquidity to operate our business or service our debt obligations, and we cannot provide any guarantee of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.
●	We may be unable to raise the funds necessary to repurchase the 2026 Notes or the 2030 Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the 2026 Notes or the 2030 Notes or pay cash upon their conversion.
●	Provisions in the indentures governing the 2026 Notes or the 2030 Notes could delay or discourage a takeover of us.
●	The capped call transactions in connection with the 2030 Notes, and the convertible note hedge and warrant transactions in connection with the 2026 Notes, may adversely affect the value of our common stock.
●	We are subject to counterparty risk with respect to the convertible note hedge transactions and capped call transactions.

●	Conversion of the 2026 Notes or the 2030 Notes or exercise of the warrants evidenced by the warrant transactions related to the 2026 Notes may dilute the ownership interest of existing shareholders, including noteholders who have previously converted their 2026 Notes or 2030 Notes.

Risks Related to Supply Chains

●	Our reliance on certain significant vendors, particularly for foreign-sourced retail products, subjects us to risks, which may have an adverse effect on our business, results of operations and financial condition.
●	Our ability to manage our retail inventory levels and changes in merchandise mix may have an adverse effect on our business, results of operations and financial condition.
●	Our risks are heightened because of our single retail distribution facility and our potential inability or failure to execute on a comprehensive business continuity plan following a major disaster at or near our corporate facility may have an adverse effect on our business, results of operations and financial condition.

Risks Related to IT Systems, Cybersecurity and Data Privacy

●	A material disruption in our information technology, network infrastructure and telecommunication systems may have an adverse effect on our business, results of operations and financial condition.
●	If we fail or our vendors fail to comply with privacy and data protection laws or our systems are compromised, our operations could be negatively impacted and we could be subject to litigation and adverse publicity.
●	We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs; our use of third-party technologies has increased and if we are unable to maintain our rights to these technologies our business, results of operations and financial condition may be harmed.

Legal and Regulatory Risks

●	We are subject to a number of risks relating to federal, state and local regulation of our business, and an insufficient or ineffective response to government regulation may have an adverse effect on our business, results of operations and financial condition.
●	Our advertising is heavily dependent on billboards, which are highly regulated, and our evolving marketing strategy involves increased advertising and marketing costs that may have an adverse effect on our business, results of operations and financial condition.
●	Litigation may have an adverse effect on our business, results of operations and financial condition.
●	Our business could be negatively affected as a result of actions of activist shareholders.
●	Provisions in our charter, Tennessee law and our shareholder rights agreement may discourage potential acquirers of the Company.

Risks Related to Our Business Strategy

●	The loss of key executives or difficulties in recruiting and retaining qualified personnel could jeopardize our future growth and success.
●	We may pursue strategic investments or initiatives now or in the future, which may not yield their expected benefits, resulting in a loss of some or all of our investment.
●	Individual store locations are affected by local conditions that could change and adversely affect the carrying value of those locations.
●	If we fail to execute our business strategy, which includes our ability to find new store locations and open new stores that are profitable, our business could suffer.

General Risk Factors

●	General economic, business and societal conditions may have an adverse effect on our business, results of operations and financial condition.
●	Our business is somewhat seasonal and also can be affected by extreme weather conditions and natural disasters, social unrest or other catastrophic events.

●	Our current insurance programs may expose us to unexpected costs, which may have an adverse effect on our business, results of operations and financial condition.
●	Fluctuations in our operating results may result in a decline in the price of our common stock.
●	Our reported results can be affected adversely by new, or changes in the interpretation of existing, accounting principles or financial reporting requirements, and failure of our internal control over financial reporting may have an adverse effect on our business, results of operations and financial condition.

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

As of September 12, 2025, we operated 657 Cracker Barrel stores in 43 states and 68 Maple Street Biscuit Company stores in 10 states. The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Cracker Barrel Old Country Store Concept

Our Cracker Barrel stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite. We pride ourselves on our consistent quality, value and friendly service. As of September 12, 2025, no Cracker Barrel stores were franchised.

In 2024, we announced our multi-year strategic plan. The multi-year strategic plan is anchored on three overarching business imperatives: driving relevancy, delivering food and an experience guests love, and growing profitability. We have undertaken certain initiatives as part of these imperatives, including modifying capital allocation to support increased investment in the business to drive organic growth.

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

Products:  Our restaurants, which generated approximately 81% of our total revenue in 2025, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality. Our restaurants serve breakfast, lunch and dinner daily and offer dine-in, pick-up and delivery services. Menu items are moderately priced. Approximately 93% of our restaurants also serve an assortment of beer and wine.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, meats, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits. Lunch and dinner items include fried and grilled chicken, chicken and dumplings, meatloaf, country fried steak, pork chops, fish, country fried shrimp, steak, vegetable plates, sandwiches and salads. We also offer multi-serving takeout family meal baskets. Additionally, from time to time, we feature new items as off-menu specials or on test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu. We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions. Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée. There is some variation in menu pricing and content in different regions of the country. The average check per guest during 2025 was $15.23, which represents a 6.8% increase over the prior year. We served an average of approximately 5,330 restaurant guests per week in a typical store in 2025.

The following table highlights the price ranges for our meals in 2025:

Price Range
Breakfast	$6.99 to $ 21.99
Lunch and Dinner	$5.19 to $ 25.99

The following table highlights each day-part’s percentage of restaurant sales in 2025:

Percentage of
Restaurant
Sales in 2025
Breakfast Day-Part (until 11:00 a.m.)	28%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	40%
Dinner Day-Part (4:00 p.m. to close)	32%

Our gift shops feature a variety of items inspired by our restaurant menu, such as pies, cornbread mix, coffee, syrups and pancake mix, as well as a broad selection of decorative and functional items, including rocking chairs, seasonal gifts, apparel, toys, cookware and various other gift items. We also offer an assortment of candies, preserves and other food items.

The following table highlights the five categories that accounted for the largest shares of our retail sales in 2025:

Percentage of
Retail Sales in
2025
Apparel and Accessories	33%
Food	18%
Toys	13%
Décor	13%
Media	7%

At August 01, 2025, our gift shops featured approximately 3,100 stock keeping units (“SKUs”), which is a decrease from historical levels primarily due to our current initiative to rationalize SKUs. Certain food items are sold under the “Cracker Barrel Old Country Store” brand name. We believe that we achieve high retail sales per square foot of retail selling space (approximately $489 per square foot in 2025) as compared to traditional retail stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

Product Development and Merchandising:  Our product development department develops new and improved menu items either in response to shifts in customer preferences or to create customer interest. We use a formal development and testing process, which includes guest research and in-store market tests to ensure products brought to market have a greater likelihood of meeting our goals. Menu-driven growth is built through three areas:  enhancements to our current core menu offerings, the addition of new core menu offerings and limited time offer seasonal events or promotions.

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

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases. We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendallville, Indiana; Rock Hill, South Carolina; and Shafter, California. We purchase the majority of our food products and restaurant supplies on a cost‑plus basis through this unaffiliated distributor. The distributor is responsible for placing food orders, warehousing and delivering food products to our stores. Deliveries are generally made once per week to individual stores. Produce is purchased through a national program and is delivered two to three times a week through a network of approximately fifty independent produce suppliers. Fluid dairy is delivered two to three times a week through approximately fifty regional dairies, the majority of which are under the ownership of two separate unaffiliated companies. Beer and wine are purchased and distributed through approximately 616 distributors with deliveries ranging from weekly to monthly.

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2025:

Percentage of
Food Purchases
in 2025
Beef	17%
Poultry	12%
Fruits and vegetables	12%
Dairy (including eggs)	11%
Pork	10%

Each of these categories includes several individual items. Bacon is the single food item within these categories that accounted for the largest share of our food purchasing expense in 2025 at approximately 5% of total food purchases. Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors. Eggs are purchased through six vendors. We purchase our pork through six vendors, poultry through eleven vendors and beef through six vendors. Should any food items from a particular vendor become unavailable, we generally believe that these food items could readily be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

The majority of our retail items (approximately 80% in 2025) are warehoused at our retail distribution center in Lebanon, Tennessee. The retail distribution center processes orders generated by our automated replenishment system and typically ships retail products to individual stores on a weekly basis via two dedicated third-party freight lines. The remaining retail items are shipped directly to our stores by our vendors.

Approximately one-third of our 2025 retail items were purchased directly from vendors in the People’s Republic of China. We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

Information Technology: We believe that an essential part of pleasing people is established through our ability to leverage technology. We use technology to enhance the experiences of our guests and our employees, and to assist management in all aspects of operating the business. Examples include a digital experience that drives our loyalty program, effectively enables our to-go and catering business, allows for mobile payments in our stores, and provides guests with a digital waitlist that can be accessed remotely through our own mobile application. Our in-store guest experience is supported by systems that manage the dining room seating, assist in facilitating customer orders of food and retail products, and routes food orders to our kitchen. Marketing uses digital technology to provide more relevancy in customer messaging. Our store employees use a range of systems to manage inventory, labor, forecasting and orders for retail and restaurants. In our distribution center, we manage retail merchandise planning, purchasing, warehousing, and distribution using various retail management solutions. Our data solutions provide management with daily reports used to operate stores in a cost-effective manner and assist in analytics and decision-making. Our Service Center leverages technology solutions that enable an efficient and effective way to resolve Technology, Human Resources, Operations, Facilities and other corporate concerns. We believe our technology is highly effective in supporting Cracker Barrel’s daily operations, and we continue to enhance this technology in line with our Company’s strategic vision.

Off-Premise Business: Approximately 20% of our restaurant sales are generated through our off-premise channels, which include Individual To Go, Third-Party Delivery and Catering and Occasion. Individual To Go are orders picked up directly by our guests from our stores. Third-Party Delivery are orders placed through aggregators such DoorDash® and Uber Eats, and delivered by their drivers. Catering and Occasion are offerings designed for large parties, including our popular Heat n’ Serve meals available during select holidays. In 2025, Individual To Go, Third-Party Delivery and Catering and Occasion accounted for approximately 50%, 32% and 18% of total off-premise sales, respectively.

Guest Satisfaction:  We are committed to providing our guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment. Our commitment to offering guests a quality experience begins with our employees. Our mission statement, “Pleasing People,” embraces guests and employees alike, and our employees are trained on the importance of that mission in a culture of mutual respect. We are also committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality. Through the regular use of guest surveys and store visits by district managers and operational vice presidents, management receives valuable feedback that is used in our ongoing efforts to improve the stores and to demonstrate our continuing commitment to pleasing our guests. We have a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up. We monitor operational performance and guest satisfaction at all stores on an ongoing basis. We have public notices in our menus, on our website and posted in our stores informing customers and employees about how to contact us by internet with questions, complaints or concerns regarding services or products. We conduct training on how to gather information and investigate and resolve customer concerns. This is accompanied by comprehensive training for all store employees on our public accommodations policy and commitment to “Pleasing People.”

Marketing: We employ multiple media channels to reach and engage our guests. Outdoor advertising (e.g., billboards and state department of transportation signs) is one of our largest advertising vehicles we use to reach our traveling and local guests. In 2025, we had over 1,300 billboards and this expenditure accounted for approximately one-fourth of our total advertising spend for the year. We continue to optimize our non-billboard advertising mix which includes television (increasingly digital), digital display and video, mobile, social media, and search marketing. Our digital marketing efforts have also expanded to focus on improving brand preference, guest engagement and sales. We have a presence on multiple social media sites and several food delivery apps, an e-commerce platform that integrates individual-to-go and catering shopping, and a customer relationship management (CRM) program that employs email, text messages, push notifications and personalization. Our event activations drive awareness for the brand and build cultural relevance and affinity with our guests. Our customer loyalty program, Cracker Barrel Rewards, provides us with an opportunity to increase consumer frequency and engagement.

Store Development:  We opened one new Cracker Barrel store and closed two Cracker Barrel stores in 2025. Currently, we plan to open two new stores during 2026. As of September 12, 2025, approximately 83% of our stores are located along interstate highways. Our remaining stores are located off-interstate or near tourist destinations.

Of the 657 stores open as of September 12, 2025, we own the land and buildings for 358, while the other 299 properties are either ground leases or ground and building leases. Building, site improvement, furniture, equipment and related development costs for the store opened in 2025 was approximately $7,700 and pre-opening costs averaged $985 per store in 2025.

Our current store prototype is approximately 8,900 square feet, including approximately 1,900 square feet of retail selling space and dining room seating for approximately 170 guests. Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

Maple Street Biscuit Company

We also operate Maple Street Biscuit Company (“MSBC”) locations. MSBC is a breakfast and lunch fast casual concept. Like Cracker Barrel, MSBC values genuine hospitality and made-from-scratch cooking including biscuit-inspired entrées as well as freshly roasted coffee with a proprietary blend and a limited selection of beer and wine in certain locations. MSBC operates in a smaller footprint than our Cracker Barrel Old Country Store concept and has operating hours limited to the breakfast and lunch day parts. As of September 12, 2025, 68 MSBC locations were open — all are currently leased properties in Alabama, Florida, Georgia, Kentucky, Ohio, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 12, 2025, no MSBC locations were franchised.

HUMAN CAPITAL

As of August 01, 2025, we employed approximately 76,730 people, of whom 364 were in advisory and supervisory capacities, 3,446 were in-store management positions and 45 were officers. Many store personnel are employed on a part-time basis. Our employees are not represented by any union, and management considers its employee relations to be good. People are at the core of our business and an essential part of our Company.

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

Employee Benefits / Compensation

Cracker Barrel is committed to providing comprehensive and competitive benefits to meet our employees’ needs. We offer a robust set of benefits to help our employees and their families stay healthy and effectively manage spend related to health and financial well-being. These benefits include programs such as medical, dental, vision, prescription drug, and life insurance coverage, as well as short and long term disability insurance coverage. Additionally, Cracker Barrel is pleased to offer our Employee Assistance Program to all employees and family members. This confidential program is available 24/7 for personal or professional consultations. In addition, we provide all our employees with access to paid parental leave and adoption benefits, a 401(k) savings plan, an employee discount policy at our Cracker Barrel stores, an employee stock purchase plan, and a competitive vacation policy.

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

Risks Related to Macroeconomic and Industry Conditions

Purchase price volatility and inflationary conditions may adversely affect our business, results of operations and financial performance, and measures we take to offset or mitigate such conditions may not be effective.

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

Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply. Our failure to anticipate and respond effectively to one or more adverse changes in any of these factors could have a material adverse effect on our results of operations. Inflationary pressures and other fluctuations impacting the cost of these items could have a negative impact on our business in 2026.

Risks Related to Our Business

Pandemics, epidemics, endemics, and other public health concerns, or government regulation relating to the consumption of food products and widespread infectious diseases could reduce consumer traffic and may have an adverse effect on our business, results of operations and financial condition.

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

Unfavorable publicity could harm our business. In addition, our failure to recognize, respond to and effectively manage the impact of social media may have an adverse effect on our business, results of operations and financial condition.

Multi-unit businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, poor service, guest discrimination, food-borne illness, viruses, product defects, personal injury, adverse health effects (including obesity), employee relations or other concerns stemming from one or a limited number of our stores. Even when the allegations or complaints are not accurate or valid, unfavorable publicity relating to our multi-year strategic plan, or one or more of our stores may adversely affect public perception of the entire brand before we have the opportunity to respond to and address such allegations. Additionally, social media can be utilized to target specific companies or brands as a result of a variety of actual or perceived actions or inactions that are disfavored by our customers, employees, or interest groups, which can materially and immediately impact consumer behavior. Social media allows users to organize collective actions and engage in other brand-damaging behaviors that, if targeted at us, could impact our business. Adverse publicity and its effect on overall consumer perceptions of food safety or customer service could have a material adverse effect on our business, financial condition and results of operations.

Additionally, social media uses and platforms are constantly evolving, and as a result, we actively innovate and refine our social media and digital marketing strategies to maintain brand relevance to increase brand recognition and reach a broader audience. If our social media and marketing initiatives or strategies are not successful, our brand awareness may decline or we may otherwise suffer reputational harm. In addition, a variety of risks are associated with the use of social media, including the public dissemination of proprietary or confidential information, negative comments about us, personally identifiable information, or out-of-date or false information. Such uses of social media by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation or the market price for our common stock.

Failure to achieve the goals or sustain the results of our multi-year strategic plan may have an adverse effect on our business, results of operations and financial condition.

Our multi-year strategic plan is in various stages of testing, evaluation and implementation, aimed to improve guest experience and increase profitability. These initiatives of our multi-year strategic plan are generally aimed at enhancing menu and retail options, reducing our costs, improving margins and increasing brand awareness, including through expanding our footprint and investing in strategic relationships. Implementation of these initiatives across our store base is inherently risky even when initiatives have been tested successfully on a more limited scale, and customers may not be receptive to these changes, which may negatively impact our financial condition and results of operations. In the first quarter of 2026, we introduced an updated logo, which received unfavorable consumer feedback and generated negative publicity. Other initiatives contemplated under our multi-year strategic plan may elicit similar adverse reactions, which could adversely affect consumer perceptions of our brand, our operational and financial performance, and the market price for our common stock. Successful system-wide implementation across hundreds of stores and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our initiatives may adversely affect our business, financial condition and results of operations.

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

Failure to maximize or to successfully assert our intellectual property rights could adversely affect our business, results of operations and financial condition.

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

Risks Related to our Capital Structure

The performance of our business as affected by the level of our indebtedness could prevent us from meeting the obligations under our revolving credit facility or the indentures governing the 2026 Notes and the 2030 Notes or maintaining sufficient liquidity to operate our business or service our debt obligations, and we cannot provide any guarantee of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.

Our consolidated indebtedness and restrictions in our revolving credit facility may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Given the significant uncertainty relating to the macroeconomic environment, there are potential scenarios under which we could fail to comply with these covenants, which would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or ability to continue to service our debt obligations. A default under our credit agreement or under the indentures governing the 2026 Notes and the 2030 Notes may also significantly affect our ability to obtain additional or alternative financing. For example, the lenders’ ongoing obligation to extend credit under the revolving credit facility is dependent upon our compliance with certain covenants and restrictions, as set forth in our credit agreement.

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

Depending on the impact of macroeconomic environment, we may seek other sources of liquidity and other ways of preserving liquidity. No assurance can be made that sources of additional liquidity will be readily available or that we will be successful in obtaining or preserving such liquidity. Further, no assurance can be made that sources of additional liquidity will be available on terms that are favorable to us.

In 2024, as part of our multi-year strategic plan, we made the decision to reduce our quarterly dividends. Any future determination to pay cash dividends on our common stock, or to pay cash dividends in an amount comparable to historical cash dividends on our common stock, will be based primarily upon our financial condition, prospects, results of operations and business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the payment of dividends. Furthermore, there can be no assurance that we will be able to actively repurchase our common stock, and we may discontinue plans to repurchase common stock at any time.

We may be unable to raise the funds necessary to repurchase the 2026 Notes or the 2030 Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the 2026 Notes or the 2030 Notes or pay cash upon their conversion.

Noteholders may require us to repurchase their 2026 Notes or 2030 Notes  following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2026 Notes or the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, all conversions of the 2026 Notes or the 2030 Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or the 2030 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2026 Notes or the 2030 Notes or pay the cash amounts due upon conversion.

Our failure to repurchase the 2026 Notes or the 2030 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indentures governing the 2026 Notes or the 2030 Notes. A default under the indentures governing the 2026 Notes or the 2030 Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness (including, for the avoidance of doubt, the indentures governing the 2026 Notes and the 2030 Notes), which may result in that other indebtedness becoming immediately payable in full. We may not have or be able to secure financing for sufficient funds to satisfy all amounts due under the other indebtedness and the indentures governing the  2026 Notes or the 2030 Notes.

Provisions in the indentures governing the 2026 Notes or the 2030 Notes could delay or discourage a takeover of us.

Certain provisions in the 2026 Notes and the 2030 Notes and the indentures governing the 2026 Notes and the 2030 Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their 2026 Notes or 2030 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate for the 2026 Notes or the 2030 Notes. In either case, and in other cases, our obligations under the 2026 Notes or the 2030 Notes and the indentures governing the 2026 Notes or the 2030 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The capped call transactions in connection with the 2030 Notes may affect the value of our common stock.

In connection with the issuance of the 2030 Notes, we entered into privately negotiated capped call transactions with one or more of the initial purchasers of the 2030 Notes or their respective affiliates and/or other financial institutions (the “option counterparties”). The capped call transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2030 Notes, the number of shares of our common stock underlying the 2030 Notes. The capped call transactions are expected generally to reduce or offset potential dilution to our common stock and/or offset any cash payments we may be required to make in excess of the principal amount of converted 2030 Notes, as the case may be, upon any conversion of the 2030 Notes, with such reduction and/or offset subject to a cap. In connection with establishing and maintaining their initial hedges of the capped call transactions, we understand that the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions from time to time prior to the maturity of the 2030 Notes (and are likely to do so during any observation period relating to a conversion of the 2030 Notes or following any repurchase of the 2030 Notes by us if we elect to terminate or unwind the relevant portion of the capped call transactions). The effect, if any, of these activities on the trading price of our common stock will depend on a variety of factors, including market conditions, and is uncertain at this time. Any of these activities could, however, adversely affect the trading price of our common stock.

The convertible note hedge and warrant transactions in connection with the 2026 Notes may affect the value of our common stock.

In connection with the issuance of the 2026 Notes, we entered into convertible note hedge transactions with one or more of the initial purchasers of the 2026 Notes or their respective affiliates and/or other financial institutions (the “hedge counterparties”). The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the 2026 Notes. We also entered into warrant transactions with the hedge counterparties collectively relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments, and for which we received premiums to partially offset the cost of entering into the hedge transactions.

Before the maturity of the 2026 convertible notes, we expect that the hedge counterparties or their affiliates will modify their hedge positions with respect to the existing convertible note hedge transactions and warrant transactions from time to time, and are likely to do so during any observation period for the 2026 convertible notes, by purchasing or selling shares of our common stock or other securities of ours, in privately negotiated transactions or open-market transactions or by entering into or unwinding various over-the-counter derivative transactions with respect to our common stock.

The effect, if any, of these activities on the trading price of our common stock will depend on a variety of factors, including market conditions, and is uncertain at this time. Any of these activities could, however, adversely affect the trading price of our common stock.

We are subject to counterparty risk with respect to the convertible note hedge transactions and capped call transactions.

The hedge counterparties and the option counterparties are financial institutions, and we are subject to the risk that one or more of the hedge counterparties might default under their respective convertible note hedge transactions, or that one or more of the option counterparties might default under their respective capped call transactions. Our exposure to the credit risk of the hedge counterparties and the option counterparties is not secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a hedge counterparty or an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such hedge counterparty or option counterparty.

Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by any hedge or option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge or option counterparties.

Conversion of the 2026 Notes or the 2030 Notes or exercise of the warrants evidenced by the warrant transactions related to the 2026 Notes may dilute the ownership interest of existing shareholders, including noteholders who have previously converted their 2026 Notes or 2030 Notes.

At our election, if applicable, we may settle 2026 Notes or 2030 Notes tendered for conversion partly in shares of our common stock. Furthermore, the warrants evidenced by the warrant transactions are expected to be settled on a net-share basis. As a result, the conversion of some or all of the 2026 Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing shareholders. Any sales in the public market of the shares of our common stock issuable upon such conversion of the 2026 Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Notes may encourage short selling by market participants because the conversion of the 2026 Notes could depress the price of our common stock.

Risks Related to Supply Chains

Our reliance on certain significant vendors, particularly for foreign-sourced retail products, subjects us to risks, which may have an adverse effect on our business, results of operations and financial condition.

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

We use a number of products that are or may be manufactured in a number of foreign countries, which subjects us to certain risks, including possible long lead times to source products; tariffs, trade barriers, sanctions, import limitations and other trade restrictions by the U.S. government on products or components shipped from foreign sources (particularly, the People’s Republic of China); fluctuating currency exchange rates or control regulations; foreign government regulations; product testing regulations; foreign political and economic instability; and disruptions due to labor stoppages, strikes or slowdowns, or other disruptions, involving our vendors or the transportation and handling industries. In addition, the political landscape in the U.S. contains uncertainty with respect to trade policies, tariffs and regulations affecting trade between the U.S. and other countries. Major developments in trade relations, such as the imposition of tariffs on imported products or retaliatory actions by countries affected by changes in U.S. trade policies, could have a material adverse effect on our business, results of operations, and financial condition.

It remains unclear how trade policies, tariffs or trade relations may change, which could adversely affect our business, results of operations, and financial condition. Although we continue to evaluate the impact of the effective and potential tariffs on our supply chain, costs, sales, and profitability as well as our strategies to mitigate any negative impact, including negotiating with our vendors, seeking alternative sourcing options, and adjusting retail and menu prices, there can be no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part.

In some cases, we may have only one supplier for a product or service, which subjects us to the possible risks of shortages, interruptions and price fluctuations, and possible litigation when we change vendors because of performance issues. Global economic factors and the weak economic recovery continue to put significant pressure on suppliers, with some suppliers facing financial distress and others attempting to rebuild profitability, all of which tend to make the supply environment more expensive. If any of these vendors are unable to fulfill its obligations, or if we are unable to find replacement suppliers in the event of a supply disruption, we could encounter supply shortages and/or incur higher costs to secure adequate supplies, either of which could materially harm our business.

Our ability to manage our retail inventory levels and changes in merchandise mix may have an adverse effect on our business, results of operations and financial condition.

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

Our risks are heightened because of our single retail distribution facility and our potential inability or failure to execute on a comprehensive business continuity plan following a major disaster at or near our corporate facility may have an adverse effect on our business, results of operations and financial condition.

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

Risks Related to IT Systems, Cybersecurity and Data Privacy

A material disruption in our information technology, network infrastructure and telecommunication systems could have an adverse effect on our business, results of operations and financial condition.

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

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs; our use of third-party technologies has increased and if we are unable to maintain our rights to these technologies, our business may be harmed.

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

Legal and Regulatory Risks

We are subject to a number of risks relating to federal, state and local regulation of our business, including the areas of health care reform and environmental matters, and an insufficient or ineffective response to government regulation may have an adverse effect on our business, results of operations and financial condition.

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

Our advertising is heavily dependent on billboards, which are highly regulated, and our evolving marketing strategy involves increased advertising and marketing costs that may have an adverse effect on our business, results of operations and financial condition.

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

Activist shareholders have nominated candidates for election to our Board of Directors at our annual meetings of shareholders multiple times, resulting in proxy contests, and called publicly for special meetings of shareholders to consider other proposals relating to corporate policies of the Company, including on matters such as our dividend policy, capital structure and strategic alternatives. The Lion Fund II, L.P., Biglari Capital Corp., First Guard Insurance Company, Southern Pioneer Property and Casualty Insurance Company, Biglari Holdings Inc., Biglari Reinsurance Ltd. and Biglari Insurance Group Inc. are affiliates of Sardar Biglari (“Biglari”), and are the beneficial owners of approximately 2.9% of our outstanding common stock as of September 18, 2025. We recently received notice that Biglari intends to engage in a “vote-no” campaign against certain of our directors and proposals in connection with our 2025 annual meeting of shareholders. If a proxy contest ensues, or if we become engaged in a proxy contest or other public engagement with another activist shareholder in the future, our business could be adversely affected because:

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

Our charter documents contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company. In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders. In addition, we adopted a shareholder rights agreement, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us shares of junior preferred stock. The shareholder rights agreement will expire on February 27, 2027. The preferred stock purchase rights are triggered ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company on terms that do not satisfy the requirements of a qualifying offer under the shareholder rights agreement or are otherwise not approved by our Board of Directors.

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

Failure to adequately address sustainability matters could adversely affect our brand, business, results of operations and financial condition.

There has been increasing public focus by investors, environmental activists, the media and governmental and regulatory agencies on sustainability matters, including packaging and waste, animal health and welfare, human rights, climate change, greenhouse gases and land, energy and water use. In response to shareholders’ heightened level of expectation for expanded sustainability disclosure, we publish a Sustainability Report annually describing our sustainability efforts and goals. Execution of the strategies and achievement of the goals outlined in the Sustainability Report are subject to risks and uncertainties, including our ability to meet our goals within the currently projected costs and the expected timeframes; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; and the actions of competitors and competitive pressures. There is no assurance that we will be able to successfully execute our strategies and achieve our goals. Failure, or perceived failure, to achieve these goals could damage our reputation and relationships with customers, government agencies and investors. Such conditions could have an adverse effect on our business, results of operations and financial condition.

Other federal, state and local legislative and regulatory efforts to combat other sustainability concerns could also result in new or more stringent forms of oversight and mandatory reporting, diligence and disclosure requirements, which could increase our reporting costs. Any failure or perceived failure by us to manage sustainability issues or comply with regulations could have a material adverse effect on our reputation and on our business, results of operations, financial condition or stock price, including the sustainability of our business over time.

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

General Risk Factors

General economic, business and societal conditions as well as those specific to the restaurant or retail industries that are largely out of our control may have an adverse effect on our business, financial condition and results of operations.

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

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. General economic conditions, including an inflationary environment, geopolitical or other macroeconomic conditions and uncertainty about the strength of the economy may adversely affect our results of operations. A protracted economic downturn, a worsening economy, increased energy prices, and rising interest rates may reduce consumer confidence and affect consumers’ ability or desire to spend disposable income. Current inflationary pressures and other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they shop and dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. We cannot guarantee that economic conditions will improve in 2026, in which case we may experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

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

Our current insurance programs may expose us to unexpected costs, which may have an adverse effect on our business, financial condition and results of operations.

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

Our annual and quarterly operating results may fluctuate significantly and could fall below the expectations of investors and securities analysts due to a number of factors, some of which are beyond our control, resulting either in volatility or a decline in the price of our common stock.

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

We place a high priority on cybersecurity within our organization. This includes regular cybersecurity training for employees, focusing on relevant risks to their job duties (e.g., social engineering, ransomware, denial of service, and other risks). As part of our cybersecurity risk management program, we conduct internal tests to identify potential vulnerabilities. Additionally, we organize annual tabletop exercises led by third-party consultants to enhance our readiness for different scenarios, assess our core information systems and cybersecurity practices, improve decision-making and prioritization, and promote monitoring and reporting across business functions.

We regularly engage third parties to perform cybersecurity audits to identify opportunities and enhancements to strengthen our policies and practices. We also annually engage an independent third party to perform internal and external penetration testing of our systems.

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

Our Chief Information Officer (“CIO”) is directly responsible for the implementation of our cybersecurity risk management program, and our Senior Director of Information Security reports directly to the CIO. Our CIO is additionally primarily responsible for our overall information security, strategy, policy, security engineering, architecture, operations and cybersecurity threat detection and the management of cybersecurity risk. Our CIO has over 30 years of experience in the fields of finance, technology and cybersecurity, including relevant prior senior leadership positions held with Marriott International, where he served as Global Chief Information Officer. The CIO meets with our Chief Executive Officer (“CEO”) on a weekly basis and regularly reports to our senior management, as well as directly to our Board of Directors and the Audit Committee, regarding our cybersecurity risk and risk management.

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

In the event of a cybersecurity incident, senior management, including our General Counsel, CIO, and Chief Financial Officer (“CFO”), are tasked with assessing the incident. This assessment involves evaluating relevant quantitative and qualitative factors as well as considering SEC guidance. Depending on the assessment results, the cybersecurity event may be escalated to involve our CEO, Board of Directors, and law enforcement. Additionally, the Board of Directors in consultation with senior management will decide, based on the assessment, whether the cybersecurity incident requires disclosure in a filing with the SEC.

ITEM 2. PROPERTIES

Our home office headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee. We use approximately 260,000 square feet of office space for our home office headquarters and decorative fixtures warehouse. We lease our retail distribution center, which consists of approximately 370,000 square feet of warehouse facilities and an additional approximately 10,000 square feet of office and maintenance space. We also lease an additional distribution center of approximately 52,000 square feet in Lebanon, Tennessee. This additional distribution center is primarily used for ecommerce fulfillment and overflow retail storage. We also lease 105,000 square feet located in Mount Juliet, Tennessee, which is used for overflow storage for retail merchandise and supplies.

We lease office space for our MSBC headquarters which consists of approximately 15,000 square feet. In addition to the various corporate facilities, we have two owned properties for future development, a motel used for housing management trainees and for the general public, and two parcels of excess real property and improvements that we intend to sell.

In addition to the properties mentioned above, we own or lease the following store properties (including both our 657 Cracker Barrel Old Country Store locations and 68 locations for our MSBC locations) as of September 12, 2025:

State	Owned	Leased	State	Owned	Leased
Tennessee	29	30	Oklahoma	6	2
Florida	31	50	New Jersey	0	6
Texas	19	49	California	0	5
Georgia	26	27	Kansas	3	2
North Carolina	17	25	Colorado	3	2
Kentucky	22	17	Wisconsin	5	0
Ohio	22	14	Massachusetts	0	4
Alabama	19	16	New Mexico	1	3
Virginia	15	20	Utah	4	0
Indiana	20	8	Idaho	2	1
South Carolina	13	15	Iowa	3	0
Pennsylvania	8	17	Nevada	0	3
Illinois	19	2	Connecticut	1	1
Missouri	13	4	Montana	2	0
Michigan	12	3	Nebraska	1	1
Arizona	2	12	Delaware	0	1
Mississippi	9	4	Minnesota	1	0
Arkansas	5	7	New Hampshire	1	0
Louisiana	8	2	North Dakota	1	0
Maryland	3	6	Rhode Island	0	1
New York	8	1	South Dakota	1	0
West Virginia	3	6		358	367

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information about Our Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

Julie Masino	54	President and Chief Executive Officer

Laura Daily	61	Senior Vice President, Chief Merchant and Retail Supply Chain

Christopher Edwards	52	Senior Vice President, Chief Strategy Officer

Bruce Hoffmeister	64	Senior Vice President, Chief Information Officer

Sarah Moore	42	Senior Vice President, Chief Marketing Officer

Craig Pommells	50	Senior Vice President and Chief Financial Officer

Donna Roberts	50	Senior Vice President, Chief Human Resources Officer

Cammie Spillyards-Schaefer	48	Senior Vice President, Restaurant and Retail Operations

Mark Spurgin	57	Senior Vice President, Chief Restaurant Supply Chain Officer

Richard Wolfson	59	Senior Vice President, General Counsel and Corporate Secretary

Brian Vaclavik	59	Vice President, Corporate Controller and Principal Accounting Officer

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

Ms. Daily has been employed with us as Senior Vice President, Retail since May 2012. Prior to May 2012, she served as Vice President for Ballard Designs, an internet and catalog home furnishings retailer that is part of HSN, Inc., where she was in charge of all merchandising and trends for the company. She has over 30 years of experience as a merchant with a number of retail organizations. Ms. Dailey will retire from the Company effective October 1, 2025.

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

Mr. Pommells has been employed with us since December 2021 in his current capacity. From October 2020 to December 2021, he served as Executive Vice President and Chief Financial Officer of Red Lobster Seafood Company. Prior to serving as Chief Financial Officer of Red Lobster Seafood Company, he served as Senior Vice President, Finance and Strategy from January 2015 to October 2020. Prior to Red Lobster, he spent more than 15 years with Darden Restaurants in various finance and business analytics roles. Mr. Pommells has more than 20 years of experience in the restaurant industry and three years of experience in the retail industry.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CBRL.” There were 5,832 shareholders of record as of September 12, 2025.

See Note 4 to Consolidated Financial Statements with respect to dividend restrictions. See Dividends, Share Repurchases and Share-Based Compensation Awards under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources for further information regarding our dividends.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2025 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock in the fourth quarter ended August 01, 2025. In the first quarter of 2026, our Board of Directors approved an authorization to repurchase up to $100,000 of our common stock.

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

The following MD&A includes a discussion of 2025 and 2024 items and year-to-year comparisons between the years ended August 01, 2025 and August 02, 2024. Discussion of 2023 items and year-to-year comparisons between the years ended August 02, 2024 and July 28, 2023 that are not included in this MD&A can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended August 02, 2024, filed with the SEC on September 27, 2024.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept. Each Cracker Barrel store consists of a restaurant with a gift shop. The restaurants serve breakfast, lunch and dinner. The gift shop offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods. As of September 12, 2025, the Company operated 657 Cracker Barrel stores located in 43 states. The Company also owns Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept. As of September 12, 2025, the Company operated 68 MSBC locations in ten states.

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

We believe there are significant challenges in the macroeconomic outlook for the coming quarters, including continued volatility of inflation and interest rates, higher consumer debt levels and lower savings rates, as well as the potential uncertainty associated with the geopolitical environment and global trade among other factors. However, despite these challenges, we remain focused on delivering long-term growth and returns for shareholders.

In 2024, we announced our multi-year strategic plan. The multi-year strategic plan is built on five pillars which have progressed over 2025. The five pillars are as follows:

●	Refining the brand: We established an updated brand identity anchored on “the goodness of country hospitality”, which has been applied in our marketing, products (food and retail) and physical content and assets. We have also refined our partnership strategy – partnering with NASCAR, for example – and expanded our use of additional marketing channels.
●	Enhancing the menu: We developed a robust product pipeline and introduced new craveable menu items such as Hashbrown Casserole Shepard’s Pie and a refined and reintroduced Campfire Meals platform.
●	Evolving the store and guest experience: We improved several operational speed metrics and implemented a new allocation software package to improve retail product management. Additionally, numerous retail floor layouts and store remodel packages were tested to enhance guests’ browsing and shopping experience. The Remodel Program has been suspended based on guest feedback gathered through this testing.
●	Winning in digital and off-premise: We further leveraged our loyalty program by employing advanced technologies to deliver offers tailored to individual guests and optimized and expanded our off-premise business by updating our holiday and catering programs and improving our third-party sales strategies.
●	Elevating the employee experience: We rolled out a new Employee Value Proposition that we believe will drive better recruiting and retention and rolled out technology designed to improve the store manager experience.

Trade Policy and Tariffs

In the fourth quarter of 2025, we incurred approximately $2,400 related to newly imposed tariffs and recent changes in trade policy. This impact was partially offset by proactive mitigation efforts, including vendor negotiations, alternative sourcing strategies, pricing adjustments and accelerating initiatives such as stock keeping unit (“SKU”) reduction. These measures have proven effective, and we currently expect to nearly offset the impact of tariffs in 2026. However, any further changes in tariff rates or trade policy could materially affect our operating results and financial condition, and the ongoing uncertainty introduces additional volatility and risk to our operations and financial condition and may affect consumer demand in ways that are difficult to predict.

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

Restaurant and Retail Industries

Our stores operate in both the restaurant and retail industries in the United States. The restaurant and retail industries are highly competitive with respect to quality, variety and price of the food products, availability of carryout and home delivery, internet and mobile ordering capabilities and retail merchandise offered. We compete with a significant number of national and regional restaurant and retail chains. Additionally, there are many segments within the restaurant industry, such as family dining, casual dining, full-service, fast casual and quick service, which often overlap and provide competition for widely diverse restaurant concepts. Cracker Barrel primarily operates in the full-service segment of the restaurant industry, and our MSBC concept operates in the fast casual segment. Competition also exists in securing prime real estate locations for new stores, in hiring qualified employees, in advertising, in the attractiveness of facilities and with competitors having similar menu offerings or convenience features. The restaurant and retail industries are often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.

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

RESULTS OF OPERATIONS

The following table highlights operating results over the past two years:

	Relationship to Total Revenue
	2025	2024
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	31.0	31.3
Labor and other related expenses	36.0	36.6
Other store operating expenses	24.6	24.0
General and administrative expenses	6.2	6.0
Impairment and store closing costs	0.6	0.7
Goodwill impairment	—	0.1
Operating income	1.6	1.3
Other income:
Gain on extinguishment of debt	(0.1)	—
Interest expense, net	0.6	0.6
Income before income taxes	1.1	0.7
Income tax benefit	(0.2)	(0.5)
Net income	1.3%	1.2%

The following table sets forth the change in the number of stores in operation for the past two years:

	2025	2024
Opened during the period:
Cracker Barrel	1	2
MSBC	4	9
Closed during the period:
Cracker Barrel	(2)	(4)
MSBC	(2)	(2)
Stores in operation at end of the period:
Cracker Barrel	657	658
MSBC	68	66
Total stores at end of period	725	724

Total Revenue

The following table highlights the key components of revenue for the past two years:

	Year Ended
	August 01,	August 02,
	2025	2024
Revenue in dollars: (1)
Restaurant	$2,831,289	$2,794,128
Retail	652,395	676,634
Total revenue	$3,483,684	$3,470,762
Total revenue percentage increase (1)	0.4%	0.8%
Total revenue by percentage relationships:
Restaurant	81.3%	80.5%
Retail	18.7%	19.5%
Average store volumes(1)(2):
Restaurant	$4,199.1	$4,133.0
Retail	991.1	1,024.3
Total revenue	$5,190.2	$5,157.3
Comparable store sales increase (decrease) (3):
Restaurant	3.5%	(0.1)%
Retail	(1.3)%	(5.5)%
Restaurant and retail	2.6%	(1.2)%
Average check increase	6.5%	4.9%
Comparable restaurant guest traffic decrease(3):	(3.0)%	(5.0)%

(1)	2024 consists of 53 weeks while the other periods consist of 52 weeks.
(2)	Average store volumes include sales of all stores except for MSBC.
(3)	Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks. Comparable store sales and traffic exclude MSBC.

Total revenue in 2025 increased 0.4% as compared to 2024. Total revenue in 2024 includes a benefit of $62,800 due to the 53rd week of 2024. Excluding the impact of the 53rd week in the prior year, total revenue increased 2.2%. Our comparable store restaurant sales increase in 2025 as compared to 2024 resulted primarily from the average check increase partially offset by the guest traffic decrease. The average check increase included an average menu price increase of 5.3%. Off-premise sales represented approximately 20% of restaurant sales volumes in both 2025 and 2024.

Our retail sales are made primarily to our restaurant guests. The decrease in our comparable store retail sales in 2025 as compared to 2024 resulted primarily from the decrease in guest traffic.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past two years:

	2025	2024
Cost of Goods Sold in dollars:
Restaurant	$748,455	$743,390
Retail	332,574	344,241
Total Cost of Goods Sold	$1,081,029	$1,087,631

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past two years:

	2025	2024
Restaurant Cost of Goods Sold	26.4%	26.6%

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue in 2025 as compared to 2024 was primarily the result of our menu pricing partially offset by commodity inflation of 2.1% in 2025. We presently expect the rate of commodity inflation to be approximately 2.5% to 3.5% in 2026.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past two years:

	2025	2024
Retail Cost of Goods Sold	51.0%	50.9%

The year-to-year percentage change in 2025 as compared to 2024 resulted primarily from the following:

2025 Compared to 2024
Increase (Decrease) as a
Retail Revenue

Lower initial margin	0.5%
Markdowns	0.3%
Vendor allowances	(0.7)%

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. The following table highlights labor and other related expenses as a percentage of total revenue for the past two years:

	2025	2024
Labor and related expenses	36.0%	36.6%

The year-to-year percentage change in 2025 as compared to 2024 resulted primarily from the following:

2025 Compared to 2024
(Decrease) Increase as a
Percentage of Total Revenue
Store hourly labor	(0.8)%
Store management compensation	(0.4)%
Store bonus expense	0.2%
Other wages	0.2%
Employee health care expense	0.1%
Workers' compensation expense	0.1%

The decreases in store hourly labor and store management compensation as a percentage of total revenue in 2025 as compared to 2024 resulted primarily from menu price increases exceeding wage inflation. Additionally, store hourly labor benefited from improved productivity, driven by our back-of-house optimization initiatives. We presently expect the rate of wage inflation to be approximately 3.0% to 4.0% in 2026.

The increase in store bonus expense as a percentage of total revenue in 2025 as compared to 2024 resulted from higher bonus payouts due to better performance against financial objectives in 2025 as compared to 2024.

The increase in other wages as a percentage of total revenue in 2025 as compared to 2024 resulted primarily from revisions to our employee benefits policy which resulted in a one-time reduction in other wages in 2024.

The increase in employee health care expense as a percentage of total revenue in 2025 as compared to 2024 resulted primarily from unfavorable claim experience as well as an increase in medical claim reserves driven by higher enrollment.

The increase in workers’ compensation expense as a percentage of total revenue in 2025 as compared to 2024 resulted primarily from unfavorable claim development.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, operating supplies, advertising, third-party delivery fees, credit card and gift card fees, real and personal property taxes and general insurance. Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the past two years:

	2025	2024
Other store operating expenses	24.6%	24.0%

The year-to-year percentage change in 2025 as compared to 2024 resulted primarily from the following:

2025 Compared to 2024
Increase as a Percentage
of Total Revenue
Store occupancy costs	0.2%
Advertising expense	0.2%
General insurance expense	0.1%
Other store expenses	0.1%

The increase in store occupancy costs as a percentage of total revenue in 2025 as compared to 2024 resulted primarily from higher depreciation expense due to higher capital expenditures.

The increase in advertising expense as a percentage of total revenue in 2025 as compared to 2024 resulted primarily from higher media spending and investments related to our strategic initiatives.

The increase in general insurance expense as a percentage of total revenue in 2025 as compared to 2024 resulted primarily from unfavorable claim experience.

The increase in other store operating expenses as a percentage of total revenue in 2025 as compared to 2024 resulted primarily from costs associated with our off-premise business.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past two years:

	2025	2024
General and administrative expenses	6.2%	6.0%

The year-to-year percentage change in 2025 as compared to 2024 resulted primarily from the following:

2025 Compared to 2024
Increase as a Percentage
of Total Revenue
Professional fees	0.1%
Incentive compensation expense	0.1%

The increase in professional fees as a percentage of total revenue in 2025 as compared to 2024 primarily resulted from proxy contest expenses and higher legal fees. The Company incurred expenses of $8,220 in 2025 related to a proxy contest in connection with the Company’s 2024 annual shareholders meeting held on November 21, 2024. Higher legal fees for 2025 included an approximate $3,300 charge in connection with our settlement of wage related disputes. These fees were partially offset by lower costs associated with the Company’s multi-year strategic plan in 2025 as compared to 2024.

The increase in incentive compensation expense as a percentage of total revenue in 2025 as compared to 2024 was primarily the result of higher bonus payouts due to better performance against financial objectives in 2025 as compared to 2024.

Impairment and Store Closing Costs

During 2025 and 2024, we recorded impairment charges of $19,772 and $17,448, respectively, as a result of the deterioration in operating performance of seven Cracker Barrel locations and twenty-five MSBC locations in 2025 and six Cracker Barrel locations and thirteen MSBC locations in 2024. Additionally, during 2025 and 2024, we incurred costs of $287 and $5,494, respectively, in connection with the closure of two Cracker Barrel and two MSBC locations in 2025 and four Cracker Barrel and two MSBC locations in 2024 because of poor operating performance.

Impairment and store closing costs consisted of the following for the past two years:

	2025	2024
Impairment	$19,772	$17,448
Store closing costs	287	5,494
Total	$20,059	$22,942

In the first quarter of 2026, we closed fourteen MSBC locations.

Goodwill Impairment

During 2024, we recorded a goodwill impairment charge of $4,690 related to MSBC because of declining financial trends and changes in the macroeconomic environment, including interest rate and inflationary pressures. This amount is recorded in the goodwill impairment line on the Consolidated Statements of Income.

Operating income

Operating income consisted of the following for the past two years:

	2025	2024
Operating Income	$55,029	$45,119

In 2025, the increase in operating income was primarily attributable to strategic pricing, labor efficiencies and lower impairment and store closing costs partially offset by investments to support our multi-year strategic plan.

Gain on Extinguishment of Debt

In 2025, contemporaneously with the issuance of $345,000 aggregate principle amount of 1.75% Convertible Senior Notes due 2030 (the “2030 Notes”), we used approximately $145,900 of the net proceeds from the 2030 Notes for the repurchase of $150,000 aggregate principal amount of $300,000 aggregate principal amount of 0.625% Convertible Senior Notes (the “2026 Notes”) in separate and privately negotiated transactions and recorded a gain on extinguishment of debt of $3,186. This amount is recorded in the gain on extinguishment of debt line on the Consolidated Statements of Income. For additional information regarding our debt, see Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Interest Expense, Net

The following table highlights interest expense for the past two years:

	2025	2024
Interest expense, net	$20,489	$20,933

The year-to-year decrease in 2025 as compared to 2024 resulted primarily from lower weighted average debt levels and lower weighted average interest rates under the revolving credit facility partially offset by costs associated with refinancing the revolving credit facility and interest related to the 2030 Notes. See “Borrowing Capacity, Debt Covenants and Notes” section below for further information related to the 2025 Revolving Credit Facility and the 2030 Notes.

Income Tax Benefit

The following table highlights the income tax benefit as a percentage of income before income taxes (“effective tax rate”) for the past two years:

	2025	2024
Effective tax rate	(22.9)%	(69.2)%

Our effective tax rate is lower than statutory rates primarily due to the benefit of tax credits. The increase in our effective tax rate in 2025 is primarily due to higher income before tax as well as fewer favorable audit settlements as compared to 2024.

H.R.1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025, with effective dates in 2025 and continuing through 2027. The legislation includes provisions that impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The provisions effective during 2025 did not materially impact our 2025 financial condition. We are currently evaluating the potential impact of the OBBBA provisions effective after 2025 to our financial condition.

Net Income

Net income consisted of the following for the past two years:

	2025	2024
Net income	$46,379	$40,930

Our net income in 2025 increased as compared to 2024 primarily due to our increase in our operating income discussed above partially offset by a lower income tax benefit in 2025 as compared to 2024 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the past two years:

	2025	2024
Net cash provided by operating activities	$218,899	$168,980
Net cash used in investing activities	(156,702)	(124,327)
Net cash used in financing activities	(34,589)	(57,765)
Net increase (decrease) in cash and cash equivalents	$27,608	$(13,112)

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility. Our cash generated from our operations, together with our borrowing capacity under our revolving credit facility, were sufficient to finance all of our growth, dividend payments, working capital needs, interest payments on long-term debt obligations and other cash payment obligations in 2025.

On May 16, 2025, we entered into a five-year credit facility (the “2025 Credit Facility”), which replaced our previous revolving credit facility that we entered into in 2022 (the “2022 Revolving Credit Facility”). The 2025 Credit Facility consists of a $550,000 revolving credit facility (the “2025 Revolving Credit Facility”), which includes a $25,000 swingline subfacility and $75,000 letter of credit subfacility.

We believe that cash at August 01, 2025, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, our multi-year strategic plan initiatives, our continuing expansion plans, debt service, dividend payments, capital expenditures and working capital needs for the next twelve months and thereafter for the foreseeable future. Our ability to draw on our 2025 Revolving Credit Facility is subject to the satisfaction of the provisions of the credit facility, as amended, and we believe we will be able to refinance and/or pay off our 2025 Revolving Credit Facility and other debt instruments prior their maturity.

Cash Generated from Operations

The increase in net cash flow provided by operating activities in 2025 as compared to 2024 was primarily driven by higher operating income, reflecting improved profitability, as well as the timing of cash receipts for accounts receivable and timing of payments for accounts payable.

Purchase Obligations

We enter into purchase orders for food and retail merchandise; purchase orders for capital expenditures, supplies, other operating needs and other services; and commitments under contracts for maintenance needs and other services in the normal course of business. Our estimate as of August 01, 2025, for these purchase obligations is $145,900, of which $104,917 is short-term. This estimate of our purchase obligations (i) includes long-term agreements and certain retail purchase orders for services and operating needs that can be cancelled (A) with more than 60 days’ notice without penalty only through the term of the notice period and (B) only in the event of an uncured material breach or with a penalty through the entire term of the contract, (ii) excludes contracts that do not contain minimum purchase obligations and long-term agreements for services and operating needs that can be cancelled within 60 days without penalty. Because of the uncertainties of seasonal demands and promotional calendar changes, our estimated usage for food, supplies and other operating needs and services is calculated ratably over either the termination notice period or the remaining life of the contract, as applicable, unless we had better information available at the time related to each contract.

Leases

As of August 01, 2025, the total present value of our lease expenses (including variable lease costs) under operating leases was $694,974, which had a weighted-average remaining lease term 15.20 years, of which $86,208 is short-term. As of August 01, 2025, we have not entered into any leases that have not yet commenced. For additional information regarding our operating leases, see Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Long-Term Obligations

At August 01, 2025, other long-term obligations include our Non-Qualified Savings Plan ($22,700, with a corresponding long-term asset to fund the liability; see Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K), Deferred Compensation Plan ($1,143) and our long-term incentive plans ($2,444).

Taxes

At August 01, 2025, the entire liability of $15,375, for uncertain tax positions (including penalties and interest) is classified as a long-term liability. At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions. See Note 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on our uncertain tax positions.

Capital Expenditures and Proceeds from Sale of Property and Equipment

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the past two years:

	2025	2024
Capital expenditures, net of proceeds from insurance recoveries	$158,647	$127,461

Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and strategic initiatives. The increase in capital expenditures in 2025 from 2024 resulted primarily from our maintenance and remodel initiatives as part of our multi-year strategic plan.

We currently expect capital expenditures to be approximately $135,000 to $150,000 in 2026. This estimate includes our maintenance and technology initiatives and no spending on new remodels. This estimate also includes the acquisition of sites and construction costs of locations that we plan to open during 2026. We intend to fund our capital expenditures with cash generated by operations, cash on hand and borrowings under our 2025 Revolving Credit Facility, as necessary.

The following table presents our proceeds from sale of property and equipment for the past two years:

	2025	2024
Proceeds from sale of property and equipment	$1,945	$3,134

The decrease in proceeds from sale of property and equipment in 2025 from 2024 resulted primarily from the sale of excess real property in 2024.

Borrowing Capacity, Debt Covenants and Notes

On May 16, 2025, the Company entered into the 2025 Credit Facility, which replaced the 2022 Revolving Credit Facility. The 2025 Credit Facility consisted of a $550,000 revolving credit facility (the “2025 Revolving Credit Facility”), which includes a $25,000 swingline subfacility and a $75,000 letter of credit subfacility, and a $250,000 delayed draw term loan facility (the “Delayed Draw Term Facility”). The Delayed Draw Term Facility was terminated on June 13, 2025 in connection with the Company’s issuance and sale of the 2030 Notes. The 2025 Credit Facility also contains an option for the Company to increase the 2025 Credit Facility by $200,000. At August 01, 2025, we did not have any borrowings outstanding under the 2025 Revolving Credit Facility.

The following table highlights our borrowing capacity and outstanding borrowings under the 2025 Revolving Credit Facility, our standby letters of credit and our borrowing availability under the 2025 Revolving Credit Facility as of the year ended August 01, 2025:

2025
Borrowing capacity under the 2025 Revolving Credit Facility	$550,000
Less: Outstanding borrowings under the 2025 Revolving Credit Facility	—
Less: Standby letters of credit*	34,004
Borrowing availability under the 2025 Revolving Credit Facility	$515,996

*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance and securing certain sale and leaseback transactions. Our standby letters of credit reduce our borrowing availability under the 2025 Revolving Credit Facility.

During 2025, we borrowed $548,500 and repaid $728,500 under the 2022 Revolving Credit Facility and 2025 Revolving Credit Facility. During 2024, we borrowed $406,500 and repaid $346,500 under the 2022 Revolving Credit Facility.

Our 2025 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with the 2025 Revolving Credit Facility’s financial covenants at August 01, 2025, and we expect to be in compliance with the 2025 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

On June 13, 2025, we issued the 2030 Notes. The 2030 Notes are senior, unsecured obligations of the Company and bear cash interest at a rate of 1.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The 2030 Notes mature on September 15, 2030, unless earlier converted, repurchased or redeemed. Net proceeds from the 2030 Notes were approximately $335,000, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

Additionally, on June 13, 2025, we used approximately $145,900 of the net proceeds from the 2030 Notes for the repurchase of $150,000 aggregate principal amount of the 2026 Notes. The remaining $150,000 aggregate principal amount of the 2026 Notes matures on June 15, 2026, unless earlier converted, repurchased or redeemed. The 2026 Notes are senior, unsecured obligations of the Company and bear cash interest at an annual rate of 0.625%, payable semi-annually in arrears on June 15 and December 15 of each year.

For additional information regarding our 2025 Revolving Credit Facility, the 2026 Notes and the 2030 Notes, see Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dividends, Share Repurchases and Share-Based Compensation Awards

Our 2025 Revolving Credit Facility imposes restrictions on the amount of dividends we are permitted to pay and the amount of shares we are permitted to repurchase. Under the 2025 Revolving Credit Facility, provided there is no default existing and the total of our availability under the 2025 Revolving Credit Facility plus our cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), we may declare and pay cash dividends on shares of our common stock and repurchase shares of our common stock (1) in an unlimited amount if at the time the dividend or the repurchase is made our consolidated total leverage ratio is 3.50 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if, at the time such dividend or repurchase is made, our consolidated total leverage ratio is greater than 3.50 to 1.00; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, Cash Availability is at least $100,000, we may declare and pay cash dividends on shares of our common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

In 2025, we paid regular dividends of $1.00 per share. In connection with our multi-year strategic plan, we modified our capital allocation policy to support increased investments in our business to drive organic growth. As part of this shift to increase investment in our business, in the fourth quarter of 2024, the Board of Directors reduced the quarterly dividend to $0.25 per share. Additionally, during the first quarter of 2026, the Board declared a dividend of $0.25 per share payable on November 12, 2025 to shareholders of record as of October 17, 2025.

The following table highlights the dividends per share we paid for the past two years:

	2025	2024
Dividends per share paid	$1.00	$5.20

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments. We did not repurchase any shares of our common stock in 2025 or 2024. In the first quarter of 2026, our Board of Directors approved a share repurchase authorization to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $100,000.

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

	2025	2024
Working capital deficit	$(312,491)	$(175,993)

The change in working capital at August 01, 2025 compared to August 02, 2024 primarily reflected the reclassification of the 2026 Notes from long-term debt to a current liability in respect of their maturity date in 2026 and the timing of payments for accounts payable partially offset by the increase in cash.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting guidance adopted and not yet adopted. The adoption of accounting for debt and segments did not have an impact on our consolidated financial position or results of operations. We are currently evaluating the impact of adopting the accounting guidance not yet adopted.

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

We have not made any material changes in our methodology for assessing impairments during the past three years and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment of long-lived assets. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material. During 2025 and 2024, we recorded impairment charges of $18,391 and $15,616, respectively, for long-lived assets due to the deterioration in operating performance of seven Cracker Barrel locations and twenty-five MSBC locations in 2025 and six Cracker Barrel locations and thirteen MSBC locations in 2024. The impairment charges are included in the impairment and store closing costs line item on the Consolidated Statements of Income. See the Lease Accounting section below for information related to impairment charges related to right-of-use assets recorded in 2025 and 2024.

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

Changes in these assumptions and management judgments may produce materially different amounts in the recognition of the right-of-use assets and lease liabilities. Additionally, any loss resulting from an impairment of the right-of-use assets is recognized by a charge to income, which could be material. In 2025 and 2024, we recorded impairment charges of $1,381 and $1,832, respectively, each related to the right-of-use assets of one Cracker Barrel location. These amounts are included in the impairment and store closing costs line item on the Consolidated Statement of Income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, such as changes in interest rates and commodity prices. We do not hold or use derivative financial instruments for trading purposes.

Interest Rate Risk. We have interest rate risk relative to our outstanding borrowings under our revolving credit facility. At August 01, 2025, no borrowings were outstanding under our 2025 Revolving Credit Facility. Accordingly, no interest rate sensitivity analysis has been presented. At August 02, 2024, our outstanding borrowings totaled $180,000 under our 2022 Revolving Credit Facility with a weighted average interest rate of 7.19%. See Note 4 to our Consolidated Financial Statements.

In accordance with the 2025 Revolving Credit Facility, outstanding borrowings bear interest, at our election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) one-month Term SOFR plus 1.0%, in each case plus an applicable margin based on the Company’s consolidated total leverage ratio. Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4 to our Consolidated Financial Statements). Additionally, we have 2026 Notes and 2030 Notes, which bear cash interest at a fixed rate of 0.625% and 1.75%, respectively, per annum.

Credit Risk. In 2021, the Company issued the 2026 Notes and entered into the Convertible Note Hedge Transactions and the Warrant Transactions with the Hedge Counterparties. In 2025, the Company issued the 2030 Notes and entered into the Capped Call Transactions. In connection with the issuance of the 2030 Notes, the Company entered into partial unwind agreements with initial purchasers of the 2026 Notes to unwind a portion of the Convertible Note Hedge Transactions and the Warrant Transactions. Subject to the movement in the Company’s common stock price, the Company could be exposed to credit risk arising out of the net settlement of the Capped Call Transactions, the Convertible Note Hedge Transactions and the Warrant Transactions in its favor. Based on the Company’s review of the possible net settlements and the creditworthiness of the Hedge Counterparties and their affiliates, the Company believes it does not have a material exposure to credit risk as a result of these transactions at this time.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2025 and 2024:

	Percentage of Food Purchases
	2025	2024
Beef	17%	13%
Poultry	12%	13%
Fruits and vegetables	12%	14%
Dairy (including eggs)	11%	13%
Pork	10%	10%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and subsidiaries (the "Company") as of August 1, 2025, and August 2, 2024, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended August 1, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 1, 2025, and August 2, 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 1, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We identified insurance reserves as a critical audit matter because estimating the reserve for all unresolved claims and IBNR claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether insurance reserves were appropriately recorded as of August 1, 2025.

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

September 26, 2025

We have served as the Company’s auditor since 1974.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED BALANCE SHEETS

	(In thousands except share data)
	August 01,2025	August 02,2024
ASSETS
Current Assets:
Cash and cash equivalents	$39,643	$12,035
Accounts receivable	35,070	39,204
Income taxes receivable	12,820	9,882
Inventories	180,585	180,958
Prepaid expenses and other current assets	44,994	36,135
Total current assets	313,112	278,214
Land	252,382	253,816
Buildings and improvements	848,671	823,561
Restaurant and other equipment	929,932	896,258
Leasehold improvements	467,454	449,507
Construction in progress	22,029	15,709
Total	2,520,468	2,438,851
Less: Accumulated depreciation and amortization	1,553,492	1,479,030
Property and equipment – net	966,976	959,821
Operating lease right-of-use assets, net	806,084	850,835
Intangible assets	24,350	24,425
Other assets	51,362	48,199
Total assets	$2,161,884	$2,161,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$169,848	$162,288
Current portion of long-term debt	149,178	75
Current operating lease liabilities	50,948	49,837
Taxes withheld and accrued	42,532	41,433
Accrued employee compensation	66,069	60,385
Accrued employee benefits	29,775	28,476
Deferred revenues	89,559	87,488
Dividend payable	6,331	6,317
Other current liabilities	21,363	17,908
Total current liabilities	625,603	454,207
Long-term debt	335,457	476,581
Long-term operating lease liabilities	644,026	675,993
Other long-term obligations	46,518	46,852
Deferred income taxes	48,591	67,712
Commitments and Contingencies (Note 14)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 2025 – 22,267,724 shares issued and outstanding; 2024– 22,203,043 shares issued and outstanding	223	222
Additional paid-in capital	10,515	12,575
Retained earnings	450,951	427,352
Total shareholders’ equity	461,689	440,149
Total liabilities and shareholders’ equity	$2,161,884	$2,161,494

See Notes to Consolidated Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(In thousands except share data)
	Fiscal years ended
	August 01, 2025	August 02, 2024	July 28, 2023

Total revenue	$3,483,684	$3,470,762	$3,442,808
Cost of goods sold (exclusive of depreciation and rent)	1,081,029	1,087,631	1,127,617
Labor and other related expenses	1,254,668	1,271,555	1,208,669
Other store operating expenses	855,389	831,763	797,815
General and administrative expenses	217,510	207,062	174,091
Impairment and store closing costs	20,059	22,942	13,999
Goodwill impairment	—	4,690	—
Operating income	55,029	45,119	120,617
Other income:
Gain on extinguishment of debt	(3,186)	—	—
Interest expense, net	20,489	20,933	17,006
Income before income taxes	37,726	24,186	103,611
Provision for income taxes (income tax benefit)	(8,653)	(16,744)	4,561
Net income	$46,379	$40,930	$99,050

Net income per share:
Basic	$2.08	$1.84	$4.47
Diluted	$2.06	$1.83	$4.45

Weighted average shares:
Basic	22,252,034	22,191,961	22,167,875
Diluted	22,463,943	22,319,894	22,265,399

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 29, 2022	22,281,443	$223	$—	$511,256	$511,479
Net income	—	—	—	99,050	99,050
Total comprehensive income	—	—	—	99,050	99,050
Cash dividends declared - $5.20 per share	—	—	—	(115,852)	(115,852)
Share-based compensation	—	—	9,045	—	9,045
Issuance of share-based compensation awards, net of shares withheld for employee taxes	43,974	—	(2,448)	—	(2,448)
Purchases and retirement of common stock	(171,792)	(2)	(2,711)	(14,736)	(17,449)
Balances at July 28, 2023	22,153,625	$221	$3,886	$479,718	$483,825
Net income	—	—	—	40,930	40,930
Total comprehensive income	—	—	—	40,930	40,930
Cash dividends declared - $4.15 per share	—	—	—	(93,296)	(93,296)
Share-based compensation	—	—	10,298	—	10,298
Issuance of share-based compensation awards, net of shares withheld for employee taxes	49,418	1	(1,609)	—	(1,608)
Balances at August 02, 2024	22,203,043	$222	$12,575	$427,352	$440,149
Net income	—	—	—	46,379	46,379
Total comprehensive income	—	—	—	46,379	46,379
Cash dividends declared - $1.00 per share	—	—	—	(22,780)	(22,780)
Share-based compensation	—	—	11,742	—	11,742
Issuance of share-based compensation awards, net of shares withheld for employee taxes	64,681	1	(1,449)	—	(1,448)
Purchase of capped call	—	—	(16,491)	—	(16,491)
Deferred tax asset on capped call	—	—	4,114	—	4,114
Unwinding of bond hedge and warrants	—	—	52	—	52
Deferred tax impact of unwinding bond hedge	—	—	(28)	—	(28)
Balances at August 01, 2025	22,267,724	$223	$10,515	$450,951	$461,689

See Notes to Consolidated Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(In thousands)
	Fiscal years ended
	August 01, 2025	August 02, 2024	July 28, 2023
Cash flows from operating activities:
Net income	$46,379	$40,930	$99,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,238	111,746	104,485
Amortization of debt issuance costs	1,877	1,752	1,730
Gain on extinguishment of debt	(3,186)	—	—
Loss on disposition of property and equipment	8,591	9,143	6,600
Impairment	19,772	17,448	11,692
Goodwill impairment	—	4,690	—
Share-based compensation	11,742	10,298	9,045
Noncash lease expense	60,712	59,523	59,767
Amortization of asset recognized from gain on sale and leaseback transactions	12,735	12,735	12,735
Changes in assets and liabilities:
Accounts receivable	4,342	(7,477)	3,404
Income taxes receivable	(2,938)	(7,820)	389
Inventories	373	8,406	23,885
Prepaids and other current assets	(8,859)	(867)	(11,043)
Other assets	(1,002)	(3,566)	(848)
Accounts payable	7,560	(3,196)	(4,387)
Current operating lease liabilities	1,111	3,501	(8,235)
Taxes withheld and accrued	1,099	2,598	(21,377)
Accrued employee compensation	5,684	(4,448)	13,151
Accrued employee benefits	1,299	4,059	(585)
Deferred revenues	2,071	(7,528)	1,401
Other current liabilities	3,455	(6,583)	7,192
Long-term operating lease liabilities	(61,119)	(62,566)	(49,634)
Other long-term liabilities	(2)	(7,254)	(2,023)
Deferred income taxes	(15,035)	(6,544)	(5,937)
Net cash provided by operating activities	218,899	168,980	250,457

Cash flows from investing activities:
Purchase of property and equipment	(159,144)	(128,295)	(126,987)
Proceeds from insurance recoveries of property and equipment	497	834	1,600
Proceeds from sale of property and equipment	1,945	3,134	1,068
Net cash used in investing activities	(156,702)	(124,327)	(124,319)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	548,500	406,500	180,000
Principal payments under long-term debt	(728,575)	(346,575)	(190,124)
Net proceeds from settlement of bond hedge and warrants	52	—	—
Repayment of convertible senior notes	(145,875)	—	—
Proceeds from issuance of convertible senior notes	335,238	—	—
Payment for capped call option related to convertible senior notes	(16,491)	—	—
Taxes withheld from issuance of share-based compensation awards	(1,448)	(1,608)	(2,448)
Purchases and retirement of common stock	—	—	(17,449)
Deferred financing costs	(2,892)	—	—
Dividends on common stock	(23,098)	(116,082)	(116,075)
Net cash used in financing activities	(34,589)	(57,765)	(146,096)

Net increase (decrease) in cash and cash equivalents	27,608	(13,112)	(19,958)
Cash and cash equivalents, beginning of period	12,035	25,147	45,105
Cash and cash equivalents, end of period	$39,643	$12,035	$25,147

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$17,242	$18,484	$13,596
Income taxes	10,328	9,212	6,486

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$9,323	$9,499	$9,633
Dividends declared but not yet paid	7,117	7,435	30,233

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

Basis of Presentation

Fiscal year – The Company’s fiscal year ends on the Friday nearest July 31st and each quarter consists of thirteen weeks unless noted otherwise. The periods presented in the Company’s financial statements are the fiscal years ended August 01, 2025 (“2025”), August 02, 2024 (“2024”) and July 28, 2023 (“2023”), respectively. Each of these periods has 52 weeks except for 2024, which consisted of 53 weeks. Similarly, references in these Notes to a year or quarter are to the Company’s fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

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

Property and equipment – Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight‑line and double‑declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2025	2024	2023
Total depreciation expense	$121,432	$110,938	$103,691
Depreciation expense related to store operations*	112,698	103,169	96,339

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

Impairment of long-lived assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down, for an asset to be held and used, to the estimated fair value or, for an asset to be disposed of, to the fair value, net of estimated costs of disposal. Any loss resulting from impairment is recognized by a charge to income. During 2025, 2024 and 2023, the Company recorded impairment charges of $18,391, $15,616 and $11,692, respectively, for long-lived assets which are included in the impairment and store closing costs line on the Consolidated Statements of Income. See Note 8 for additional information regarding impairment charges in 2025 and 2024 related to right-of-use assets.

Other intangible assets – Intangibles primarily consist of the MSBC tradename and liquor licenses. The MSBC tradename was capitalized as an indefinite-lived intangible asset and, at both August 01, 2025 and August 02, 2024, was $20,960. The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Liquor licenses capitalized as intangible assets were $3,365 at both August 01, 2025 and August 02, 2024.

Segment reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Using these criteria, the Company manages its business on the basis of one operating and one reportable operating segment. See Note 6 for additional information regarding segment reporting.

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

Leases – The Company’s leases are classified as operating leases. The Company has ground leases for its leased stores and office space leases that are recorded as operating leases under various non-cancellable operating leases. The Company also leases its advertising billboards, vehicle fleets and certain equipment under various non-cancellable operating leases. To determine whether a contract is or contains a lease, the Company determines at contract inception whether it contains the right to control the use of an identified asset for a period of time in exchange for consideration. If the contract has the right to obtain substantially all of the economic benefit from use of the identified asset and the right to direct the use of the identified asset, the Company recognizes a right-of-use asset and lease liability.

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

Advertising expense for each of the three years was as follows:

	2025	2024	2023
Advertising expense	$119,397	$112,793	$89,798

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

Net income per share – Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the reporting period. Common equivalent shares related to stock options and nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding stock options and nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The 2026 Notes, the 2030 Notes and the warrants related to the 2026 Notes are calculated using the net share settlement option under the if-converted method. Because the principal amount of the 2026 Notes and the 2030 Notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the 2026 Notes and the 2030 Notes have been excluded from the computation of diluted consolidated net income per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion prices of $156.34 and $72.23, respectively. Warrants were excluded from the computation of diluted consolidated net income per share since the warrants’ strike price of $218.88 was greater than the average market price of the Company’s common stock during the reporting period. See Note 4 for additional information regarding the 2026 Notes and the 2030 Notes and Note 13 for additional information regarding additional information regarding net income per share.

Recent Accounting Pronouncements Adopted

Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued new reportable segment disclosure requirements which require incremental segment information related to measuring segment performance on an annual and interim basis. These new disclosure requirements are effective for the fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. These disclosure requirements should be applied on a retrospective basis. The adoption of this guidance had no impact on the Company’s consolidated financial position or results of operations. See Note 6 for the Company’s segment disclosures.

Debt With Conversion and other Options

In November 2024, the FASB issued guidance which clarifies the accounting for settlements of convertible debt instruments that include inducement offers, specifically when the consideration transferred includes all amounts (in form and amount) issuable under the original conversion terms of the instrument. Under the new guidance, if the inducement offer includes all consideration issuable under the original conversion privileges, the transaction is accounted for as an induced conversion, and only the fair value of any additional consideration is recognized as an expense. No gain or loss is recognized on the conversion of the original debt. If the criteria are not met, the transaction is accounted for as a debt extinguishment. This guidance is effective for all entities for annual reporting periods. Early adoption is permitted. The Company early adopted this guidance on a retrospective basis in the fourth quarter of 2025. See Note 4 for a discussion of the Company’s repurchase of $150,000 aggregate principal amount of the 2026 Notes. This transaction did not qualify as an induced conversion under this new guidance.

Recent Accounting Pronouncements Not Yet Adopted

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

Disaggregation of Income Statement Expense

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

Fair value for certain of the Company’s assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, a three-level hierarchy for inputs is used. These levels are:

●	Quoted Prices in Active Markets for Identical Assets (“Level 1”) – quoted prices (unadjusted) for an identical asset or liability in an active market.
●	Significant Other Observable Inputs (“Level 2”) – quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
●	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at August 01, 2025 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$27,501	$—	$—	$27,501
Total	$27,501	$—	$—	$27,501
Deferred compensation plan assets**				22,700
Total assets at fair value				$50,201

The Company’s assets and liabilities measured at fair value on a recurring basis at August 02, 2024 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$1	$—	$—	$1
Total	$1	$—	$—	$1
Deferred compensation plan assets**				25,719
Total assets at fair value				$25,720

*Consists of money market fund investments.

**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s Non-Qualified Savings Plan and is included in the Consolidated Balance Sheets as other assets. See Note 11 for additional information regarding the Company’s Non-Qualified Savings Plan.

The Company did not have any liabilities measured at fair value on a recurring basis at August 01, 2025 and August 02, 2024. The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of accounts receivable and accounts payable at August 01, 2025 and August 02, 2024, approximate their carrying amounts because of their short duration. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at August 01, 2025 and August 02, 2024.

The Company’s financial instruments that are not remeasured at fair value include the 2026 Notes and the 2030 Notes. See Note 4 for additional information regarding the 2026 Notes and the 2030 Notes. The Company estimates the fair value of the 2026 Notes and 2030 Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The estimated fair value of the 2026 Notes was $144,075 and $267,939 as of August 01, 2025 and August 02, 2024, respectively. The estimated fair value of the 2030 Notes was $374,246 as of August 01, 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

In 2025, seven Cracker Barrel stores and twenty-five MSBC locations were determined to be impaired because of declining operating performance. In 2024, six Cracker Barrel stores and thirteen MSBC locations were  determined to be impaired because of declining operating performance. Fair value of these locations was determined by sales prices of comparable assets or estimates of discounted future cash flows considering their highest and best use. Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations. Additionally, changes in the local and national economies and markets for real estate and other assets can impact the sales prices of the assets. The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs. Based on its analysis, the Company recorded impairment charges of $19,772 and $17,448, respectively, in 2025 and 2024, which is included in the impairment and store closing costs line on the Consolidated Statements of Income.

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

3.	Inventories

Inventories were comprised of the following at:

	August 01, 2025	August 02, 2024
Retail	$135,631	$138,278
Restaurant	25,482	25,829
Supplies	19,472	16,851
Total	$180,585	$180,958

4.	Debt

On May 16, 2025, the Company entered into a five-year $800,000 revolving credit facility (the “2025 Credit Facility”). The 2025 Credit Facility replaced the five-year $700,000 revolving credit facility (the “2022 Revolving Credit Facility”). The 2025 Credit Facility consists of a $550,000 revolving credit facility, which includes a $25,000 swingline subfacility and a $75,000 letter of credit subfacility. The 2025 Credit Facility also provides for an uncommitted accordion feature that allows the Company to increase the revolving credit facility by up to $200,000, plus any additional amount that would not cause the Company to exceed a consolidated total leverage ratio of 3.50 to 1.00 (subject to securing additional commitments from existing lenders or new lending institutions). The 2025 Credit Facility also initially provided for a $250,000 delayed draw term loan facility (the “Delayed Draw Term Facility”), which was terminated on June 13, 2025 in connection with the Company’s issuance and sale of $345,000 aggregate principal amount of 1.75% Senior Convertible Notes due in 2030 (the “2030 Notes”). See further information  regarding the 2030 Notes described below.

In accordance with the 2025 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR), plus an applicable margin based on the Company’s consolidated total leverage ratio (the “Applicable Margin”) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) one-month Term SOFR plus 1.0%, in each case, plus an Applicable Margin.  At August 01, 2025, the Company had no borrowings under the 2025 Revolving Credit Facility. At August 02, 2024, the Company had $180,000 in outstanding borrowings with a weighted average interest rate of 7.19% under the 2022 Revolving Credit Facility.

At August 01, 2025, the Company had $34,004 of standby letters of credit, which reduce the Company’s borrowing availability under the 2025 Revolving Credit Facility. See Note 14 regarding the standby letters of credit. At August 01, 2025, the Company had $515,996 in borrowing availability under the 2025 Revolving Credit Facility.

The 2025 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. At August 01, 2025, the Company was in compliance with all financial covenants under the 2025 Revolving Credit Facility.

The 2025 Revolving Credit Facility also imposes restrictions on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase. Under the 2025 Revolving Credit Facility, provided there is no default existing and the total of the Company’s availability under the 2025 Revolving Credit Facility plus the Company’s cash and cash equivalents on hand is at least $100,000 (the “Cash Availability”), the Company may declare and pay cash dividends on shares of its common stock and repurchase shares of its common stock (1) in an unlimited amount if, at the time such dividend or repurchase is made, the Company’s consolidated total leverage ratio is 3.50 to 1.00 or less and (2) in an aggregate amount not to exceed $100,000 in any fiscal year if, at the time such dividend or repurchase is made, the Company’s consolidated total leverage ratio is greater than 3.50 to 1.00 at the time the dividend or repurchase is made; notwithstanding (1) and (2), so long as immediately after giving effect to the payment of any such dividends, Cash Availability is at least $100,000, the Company may declare and pay cash dividends on shares of its common stock in an aggregate amount not to exceed in any fiscal year the product of the aggregate amount of dividends declared in the fourth quarter of the immediately preceding fiscal year multiplied by four.

Convertible Senior Notes

On June 18, 2021, the Company completed a private offering of $300,000 aggregate principal amount of its  0.625% convertible Senior Notes due in 2026 (the “2026 Notes”) which included the exercise in full of the initial purchasers’ option to purchase up to an additional $25,000 principal amount of the 2026 Notes. The 2026 Notes are governed by the terms of an indenture between the Company and U.S. Bank National Association as the Trustee. The 2026 Notes will mature on June 15, 2026, unless earlier converted, repurchased or redeemed. The 2026 Notes bear cash interest at an annual rate of 0.625%, payable semi-annually in arrears on June 15 and December 15 of each year.

The 2026 Notes are unsecured obligations and do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Upon the occurrence of an event of default, the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding will immediately become due and payable. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will consist exclusively of the right of the noteholders to receive special interest on the 2026 Notes for up to 180 calendar days during which such event of default has occurred and is continuing, at a specified rate for the first 90 days of 0.25% per annum, and thereafter at a rate of 0.50% per annum, on the principal amount of the 2026 Notes.

The initial conversion rate applicable to the 2026 Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the 2026 Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including for the payment of dividends to holders of the Company’s common stock. On August 01, 2025, the conversion rate, as adjusted, was 6.3962 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the 2026 Notes offering were approximately $291,000, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses. Contemporaneously with the 2030 Notes offering described below, the Company used approximately $145,900 of the net proceeds from the 2030 Notes for the repurchase of $150,000 aggregate principal amount of 2026 Notes in separate and privately negotiated transactions and recorded a gain on extinguishment of debt of $3,186. This amount is recorded in the gain on extinguishment of debt line on the Consolidated Statements of Income.

During any calendar quarter preceding September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2026 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may in the immediate quarter following, convert all or a portion of their 2026 Notes. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. The holders of the 2026 Notes were not eligible to convert their 2026 Notes during 2025, 2024, 2023 or 2022. Accordingly, as August 02, 2024, the Company could not be required to settle the 2026 Notes in cash and, therefore, the 2026 Notes were classified as long-term debt. As of August 01, 2025, the 2026 Notes are classified as a current liability due to their maturity date in 2026.

The following table includes the outstanding principal amount and carrying value of the 2026 Notes as of the periods indicated:

	August 01, 2025	August 02, 2024
Liability component
Principal	$150,000	$300,000
Less: Debt issuance costs	822	3,419
Net carrying amount	$149,178	$296,581

The effective rate of the 2026 Notes over their expected life is 1.23%.

The following is a summary of interest expense for the 2026 Notes for each of the three years:

	2025	2024	2023
Coupon interest	$1,679	$1,932	$1,896
Amortization of issuance costs	1,658	1,752	1,730
Total interest expense	$3,337	$3,684	$3,626

2030 Notes

On June 13, 2025, the Company completed a private offering of $345,000 aggregate principal amount of the 2030 Notes, which included the exercise in full of the initial purchasers’ option to purchase up to an additional $45,000 principal amount of the 2030 Notes. The 2030 Notes are governed by the terms of an indenture between the Company and U.S. Bank Trust Company, National Association as the Trustee. The 2030 Notes will mature on September 15, 2030, unless earlier converted, repurchased or redeemed. The 2030 Notes bear cash interest at an annual rate of 1.75%, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2026.

The 2030 Notes are unsecured obligations and do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Upon the occurrence of an event of default, the principal amount of, and all accrued and unpaid interest on, all of the 2030 Notes then outstanding will immediately become due and payable. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will consist exclusively of the right of the noteholders to receive special interest on the 2030 Notes for up to 180 calendar days during which such event of default has occurred and is continuing, at a specified rate for the first 90 days of 0.25% per annum, and thereafter at a rate of 0.50% per annum, on the principal amount of the 2030 Notes.

The initial conversion rate applicable to the 2030 Notes was 13.8455 shares of the Company’s common stock per $1,000 principal amount of 2030 Notes, which represented an initial conversion price of approximately $72.23 per share of the Company’s common stock, a premium of approximately 32.5% over the last reported sale price of $54.51 per share on June 10, 2025, the date on which the 2030 Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events. On August 01, 2025, the conversion rate was 13.8455 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the 2030 Notes offering were approximately $335,000, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

During any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, holders may in the immediate quarter following, convert all or a portion of their 2030 Notes.  When a conversion notice is received, the Company will settle any conversions by paying or delivering, as applicable, cash or, if applicable and at the Company’s election, a combination of cash (which shall not be less than $1,000 for each $1,000 principal amount of 2030 Notes being settled) and shares of the Company’s common stock, based on the applicable conversion rate(s) at the time of each such conversion.

The following table includes the outstanding principal amount and carrying value of the 2030 Notes as of the period indicated:

August 01, 2025
Liability component
Principal	$345,000
Less: Debt issuance costs	9,543
Net carrying amount	$335,457

The effective rate of the 2030 Notes over their expected life is 2.33%.

The following is a summary of interest expense for the 2030 Notes for 2025:

2025
Coupon interest	$755
Amortization of issuance costs	219
Total interest expense	$974

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2026 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with certain of the initial purchasers of the 2026 Notes and/or their respective affiliates and other financial institutions (in this capacity, the “Hedge Counterparties”). Concurrently with the Company’s entry into the Convertible Note Hedge Transactions, the Company also entered into separate, warrant transactions with the Hedge Counterparties collectively relating to the same number of shares of the Company’s common stock, which initially is approximately 1,600,000 shares, subject to customary anti-dilution adjustments, and for which the Company received proceeds that partially offset the cost of entering into the Convertible Note Hedge Transactions (the “Warrant Transactions”).

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2026 Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2026 Notes. By default, the Warrant Transactions are net share settled and the Company has the option to settle in cash or shares. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. On August 01, 2025, the strike price, as adjusted, of the Warrant Transactions was adjusted to $218.88 per share as a result of dividends declared since the 2026 Notes were issued.

As these transactions meet certain accounting criteria, the Convertible Note Hedge Transactions and Warrant Transactions were recorded in shareholders’ equity within additional paid-in capital, not accounted for as derivatives and are not remeasured each reporting period.

In connection with the repurchase of the 2026 Notes, on June 16, 2025, the Company entered into partial unwind agreements with the Hedge Counterparties, to unwind a portion of the Convertible Note Hedge Transactions and Warrant Transactions underlying the repurchased 2026 Notes. These transactions were recorded in shareholders’ equity within additional paid-in capital.

Capped Call Transactions

In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the 2030 Notes and/or their respective affiliates and other financial institutions (the “Option Counterparties”).

The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2030 Notes and are expected generally to reduce or offset the potential equity dilution upon any conversion of the 2030 Notes, and/or offset any cash payments that the Company may be required to make in excess of the principal amount of converted 2030 Notes with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially approximately $87.22 and is subject to certain adjustments under the terms of the Capped Call Transactions.

The Capped Call Transactions were accounted for as equity instruments and recorded in shareholders’ equity within additional paid-in capital. These transactions are not subject to remeasurement.

5.	Share Repurchases

Subject to the limits imposed by the Company’s revolving credit facility, in the fourth quarter of 2022, the Company was authorized by its Board of Directors to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $200,000. On June 2, 2023, the Company’s Board of Directors renewed this authorization for an additional year which expired on June 2, 2024. In 2025 and 2024, the Company did not repurchase any shares of its common stock. In 2023, the Company repurchased 171,792 shares of its common stock in the open market at an aggregate cost of $17,449.

In the first quarter of 2026, the Board of Directors authorized the Company to repurchase shares of the Company’s outstanding stock at management’s discretion up to a total value of $100,000.

6. Segment Information

The Company represents a single, integrated operation with two related and substantially integrated product lines. The operating expenses of the restaurant and retail product lines of a store are shared and are indistinguishable in many respects. As such, the Company has determined it operates as one operating segment and one reportable segment. All of the Company’s operations are located within the United States.

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The CODM uses consolidated net income to evaluate performance and as a basis for allocating resources. The CODM uses consolidated net income primarily in the forecasting process and periodic reviews of actual performance as compared to forecasts. The CODM reviews balance sheet and capital expenditure information at a consolidated level and, as such, the measure of total assets is reflected at the consolidated balance sheet level.

The following table presents information on the Company’s reportable segment and consolidated net income:

	2025	2024	2023
Total revenue	$3,483,684	$3,470,762	$3,442,808
Restaurant cost of goods sold (exclusive of depreciation and rent)	748,455	743,390	769,295
Retail cost of goods sold (exclusive of depreciation and rent)	332,574	344,241	358,322
Labor and other related expenses	1,254,668	1,271,555	1,208,669
Other store operating expenses (a)	394,621	375,789	361,876
Advertising expense	119,397	112,793	89,798
Store-level supplies expense	121,972	122,778	123,722
Store-level maintenance expense	119,658	118,585	116,552
Store-level utilities expense	99,741	101,818	105,867
General and administrative expenses	217,510	207,062	174,091
Other segment items (b)	20,059	27,632	13,999
Gain on extinguishment of debt	(3,186)	—	—
Interest expense, net	20,489	20,933	17,006
Income before income taxes	37,726	24,186	103,611
Provision for income taxes (income tax benefit)	(8,653)	(16,744)	4,561
Segment profit and consolidated net income	$46,379	$40,930	$99,050
(a)	Excludes advertising, store-level supplies, store-level maintenance and store-level utilities expenses which are disclosed separately.
(b)	Consists of impairment costs including goodwill impairment and store closing costs.

7. Revenue Recognition

Disaggregation of revenue

Total revenue was comprised of the following for each of the three years:

	2025	2024	2023
Revenue:
Restaurant	$2,831,289	$2,794,128	$2,740,866
Retail	652,395	676,634	701,942
Total revenue	$3,483,684	$3,470,762	$3,442,808

Gift Card Breakage

For 2025, 2024 and 2023, gift card breakage was $11,653, $11,397, and $10,713, respectively. Revenue recognized in the Consolidated Statements of Income for 2025, 2024 and 2023, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $34,935, $36,958, and $40,103, respectively. Deferred revenue related to the Company’s gift cards was $82,452 and $84,854, respectively, at August 01, 2025 and August 02, 2024, and is included in the deferred revenue on the Consolidated Balance Sheets.

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

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of August 01, 2025 and August 02, 2024, deferred revenue related to the loyalty program was $5,419 and $1,544, respectively, and is included in deferred revenue on the Consolidated Balance Sheets.

8.	Leases

As of August 01, 2025, the Company had not entered into any agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities on the Consolidated Balance Sheet.

The following table summarizes the components of lease cost for operating leases for each of the three years:

	2025	2024	2023
Operating lease cost	$111,141	$110,661	$109,908
Short term lease cost	3,036	3,509	2,947
Variable lease cost	3,893	3,522	3,669
Total lease cost	$118,070	$117,692	$116,524

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for each of the three years:

	2025	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$98,186	$97,014	$95,294
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	7,358	14,219	17,378
Lease modifications or reassessments increasing right-of-use assets	23,307	23,532	11,320
Lease modifications removing right-of-use assets	(1,002)	(2,133)	(413)
Right-of-use asset impairment*	(1,381)	(1,832)	—

*Included in the Impairment line on the Consolidated Statement of Cash Flows

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of August 01, 2025, August 02, 2024 and July 28, 2023:

	2025	2024	2023
Weighted-average remaining lease term	15.20 Years	15.88 Years	16.88 Years
Weighted-average discount rate	5.45%	5.38%	5.09%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of August 01, 2025:

Year	Total
2026	$86,208
2027	74,138
2028	70,024
2029	66,354
2030	59,821
Thereafter	687,788
Total future minimum lease payments	1,044,333
Less imputed remaining interest	(349,359)
Total present value of operating lease liabilities	$694,974

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

9.Share-Based Compensation

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

The 2020 Omnibus Plan allows the Committee to grant awards for an aggregate of 1,033,441 shares, the number of shares that were available for issuance as of September 24, 2020 (the “Cutoff Date”) pursuant to the Prior Plan, plus the number of shares that became available for issuance pursuant to the terms of the Prior Plan following the Cutoff Date and prior to the effective date.  However, this share reserve is increased by shares awarded under this and the Prior Plan which are forfeited, expired, settled for cash and shares withheld by the Company in payment of a tax withholding obligation after the effective date of the 2020 Omnibus Plan. Additionally, this share reserve was decreased by shares granted from the 2020 Omnibus Plan after the effective date. At August 01, 2025, the number of shares authorized for future issuance under the Company’s active plan is 925,994. At August 01, 2025, the number of outstanding awards under the 2020 Omnibus Plan and the Prior Plan was 544,988 and 1,259, respectively.

In 2025, the Company issued stock options to certain executives. These stock options have a contractual term of ten years and will vest in three equal installments on each anniversary of the grant date, subject to continued employment.

A summary of the Company’s stock option activity as of August 01, 2025, and changes during 2025 is presented in the following table:

		Weighted-Average	Weighted-Average
Stock Options	Shares	Price	Fair Value
Outstanding at August 02, 2024	—	$—	—
Granted	119,232	$45.96	17.83
Vested	—	$—	—
Forfeited	—	$—	—
Outstanding at August 01, 2025	119,232	$45.96	17.83

The weighted-average grant-date fair value of the stock options granted during 2025 was $17.83. The weighted-average remaining contractual term of the stock options outstanding as of August 01, 2025, was 9.2 years, and the aggregate intrinsic value of the outstanding stock options was $1,558. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. As of August 01, 2025, none of the stock options were exercisable and none were exercised during 2025.

The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option pricing model, which incorporates the assumptions for inputs shown in the following table. The assumptions used are as follows:

●	The Company has not granted option awards in several years and does not have adequate historical exercise/cancellation behavior on which to base the expected life assumption. As such, the Company used the simplified method in SEC Staff Accounting Bulletin No. 107 and Staff Accounting Bulletin No. 110 to determine the expected life. Under this method, the expected term equals the vesting term plus original contractual term divided by two.
●	The expected volatility was measured using the Company’s daily stock price volatility over the last six years, which is commensurate with the expected term.
●	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
●	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

2025
Expected term (in years)	6.0
Expected volatility	44.9%
Risk-free interest rate	3.6%
Dividend yield	2.2%

The Company’s nonvested stock awards consist of the Company’s common stock, generally accrue dividend equivalents and vest over one to three years. The fair value of the Company’s nonvested stock awards which accrue dividends is equal to the market price of the Company’s stock at the date of the grant. Dividends are forfeited for any nonvested stock awards that do not vest.

The Company’s nonvested stock awards include its long-term performance plans which were established by the Committee for the purpose of rewarding certain officers with shares of the Company’s common stock if the Company achieves certain performance targets. The stock awards under the long-term performance plans are calculated or estimated based on achievement of financial performance measures.

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at August 01, 2025:

		Vesting Period
Long-Term Performance Plan (“LTPP”)	Performance Period	(in Years)
2025 LTPP	2025 – 2027	3
2024 LTPP	2024 – 2026	3
2023 LTPP	2023 – 2025	3

The following table summarizes the shares that have been accrued under the 2025 LTPP, 2024 LTPP and 2023 LTPP at August 01, 2025:

2025 LTPP	27,650
2024 LTPP	49,156
2023 LTPP	13,654

A summary of the Company’s nonvested stock activity as of August 01, 2025, and changes during 2025 are presented in the following table:

		Weighted-Average Grant
Nonvested Stock	Shares	Date Fair Value
Unvested at August 02, 2024	226,155	$87.92
Granted	222,064	46.14
Vested	(96,204)	87.50
Forfeited	(15,460)	57.66
Unvested at August 01, 2025	336,555	$61.86

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2025	2024	2023
Total fair value of nonvested stock	$8,418	$8,571	$4,947

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2025	2024	2023
Total compensation expense	$11,742	$10,298	$9,045

The following table highlights the total unrecognized compensation expense related to the outstanding nonvested stock awards and nonvested stock units and the weighted-average periods over which the expense is expected to be recognized as of August 01, 2025:

	Stock Option	Nonvested
	Awards	Stock Awards
Total unrecognized compensation	$1,031	$7,237
Weighted-average period in years	1.54	1.72

During 2025, the Company issued 64,681 shares of its common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net reduction to shareholders’ equity of $1,448.

10.	Shareholder Rights Agreement

On February 22, 2024, the Company’s Board of Directors unanimously determined to extend the Company’s shareholder rights agreement for a further three-year term, which was approved at the Company’s 2024 annual shareholder meeting. In connection with this determination, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, and adopted a shareholder rights agreement, as set forth in the Rights Agreement dated as of February 27, 2024 (the “Rights Agreement”), by and between the Company and Equiniti Trust Company, LLC, as rights agent. The dividend was payable on March 8, 2024 to the shareholders of record on March 8, 2024.

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

At August 01, 2025, none of the Rights were exercisable.

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

The Rights will expire on February 27, 2027.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion. Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock. In 2025, 2024 and 2023, the Company matched 50% of employee contributions for each participant in the 401(k) Savings Plan up to a total of 5% of the employee’s compensation and matched 25% of employee contributions in the Non-Qualified Savings Plan up to a total of 6% of the employee’s compensation. Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are vested 100% on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations. The market value of the trust assets for the Non-Qualified Savings Plan of $22,700 is included in other assets and the related liability to the participants of $22,700 is included in other long-term obligations in the Consolidated Balance Sheets. Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2025	2024	2023
401(k) Savings Plan	$5,242	$5,121	$4,963
Non-Qualified Savings Plan	309	237	230

12.	Income Taxes

The components of the provision for income taxes (income tax benefit) for each of the three years were as follows:

	2025	2024	2023
Current:
Federal	$3,655	$(10,448)	$6,925
State	2,727	247	3,573
Deferred:
Federal	(14,275)	(3,526)	(4,902)
State	(760)	(3,017)	(1,035)
Total provision for income taxes (income tax benefit)	$(8,653)	$(16,744)	$4,561

A reconciliation of the Company’s provision for income taxes (income tax benefit) and income taxes based on the statutory U.S. federal rate of 21.0% in 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Provision computed at federal statutory income tax rate	$7,922	$5,079	$21,758
State and local income taxes, net of federal benefit	2,148	874	2,069
Employer tax credits for FICA taxes paid on employee tip income	(17,769)	(16,926)	(16,772)
Other employer tax credits	(3,002)	(3,476)	(3,673)
Tax audit settlement	(299)	(2,718)	—
Carryback of federal tax credits	(1,040)	(1,545)	—
Non-deductible executive compensation	1,879	1,254	936
Share-based compensation	599	548	338
Other-net	909	166	(95)
Total provision for income taxes (income tax benefit)	$(8,653)	$(16,744)	$4,561

The Company’s income tax benefit decreased in 2025 primarily due to the increase in income before income taxes and fewer favorable audit settlements as compared to 2024. The decrease in the Company’s provision for income taxes (income tax benefit) in 2024 as compared to 2023 is primarily due to the decrease in income before income taxes and favorable audit settlements in 2024.

H.R.1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025. The OBBBA includes significant tax law changes with effective dates in 2025 and continuing through 2027. The provisions effective during 2025 did not have a material impact on the Company’s 2025 financial statements.

Significant components of the Company’s net deferred tax liability consisted of the following at:

	August 01, 2025	August 02, 2024
Deferred tax assets:
Compensation and employee benefits	$7,054	$5,677
Accrued liabilities	12,728	14,202
Operating lease liabilities	173,396	181,094
Insurance reserves	9,304	8,760
Inventory	3,816	3,515
Deferred tax credits and carryforwards	52,035	33,979
Other	5,064	7,132
Deferred tax assets	$263,397	$254,359

Deferred tax liabilities:
Property and equipment	$95,793	$97,014
Inventory	6,502	6,217
Operating lease right-of-use asset	201,118	211,826
Other	8,575	7,014
Deferred tax liabilities	311,988	322,071
Net deferred tax liability	$48,591	$67,712

The Company has a deferred tax asset of $28,556 reflecting federal income tax credit carryforwards that expire in 2044. The Company has state income tax net operating loss carryforwards (“NOL”) of $110,534 and has recorded a deferred tax asset of $5,737 reflecting this benefit. These state NOLs generally expire in years beginning 2037 and after.

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets. As of August 01, 2025 and August 02, 2024, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $6,703 and $7,404, respectively.

Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	August 01, 2025	August 02, 2024	July 28, 2023
Balance at beginning of year	$7,404	$9,675	$10,858
Tax positions related to the current year:
Additions	470	276	710
Reductions	—	—	—
Tax positions related to the prior year:
Additions	19	43	52
Reductions	(40)	(674)	(298)
Settlements	(580)	(1,433)	—
Expiration of statute of limitations	(570)	(483)	(1,647)
Balance at end of year	$6,703	$7,404	$9,675

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate. The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2025	2024	2023
Uncertain tax positions	$5,296	$5,849	$7,644

The Company had $8,672, $7,913, and $7,896 in interest and penalties accrued as of August 01, 2025, August 02, 2024, and July 28, 2023, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $760, $17 and $764 in its provision for income taxes (income tax benefit) on August 01, 2025, August 02, 2024 and July 28, 2023, respectively.

In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. Based on the outcome of these examinations or as a result of the expiration of the statutes of limitations for specific taxing jurisdictions, it is reasonably possible that the related uncertain tax positions taken regarding previously filed tax returns could decrease from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at August 01, 2025 by approximately $300 to $1,200 within the next twelve months. At August 01, 2025, the Company was subject to income tax examinations for its U.S. federal income taxes after 2018 and for state and local income taxes generally after 2019.

13.	Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2025	2024	2023
Net income per share numerator	$46,379	$40,930	$99,050

Net income per share denominator:
Basic weighted average shares	22,252,034	22,191,961	22,167,875
Add potential dilution:
Nonvested stock awards and units and stock options	211,909	127,933	97,524
Diluted weighted average shares	22,463,943	22,319,894	22,265,399

14.	Commitments and Contingencies

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers. As of August 01, 2025, the Company had $34,004 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and certain sale and leaseback transactions. All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2025 Revolving Credit facility. See Note 4 for additional information regarding the 2025 Revolving Credit Facility.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business. The Company believes that the probability of incurring an actual liability under other indemnification agreements is sufficiently remote so that no liability has been recorded in the Consolidated Balance Sheets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of August 01, 2025, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to material weaknesses) during the quarter ended August 01, 2025 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion based on this evaluation. We have concluded that our internal control over financial reporting was effective as of August 01, 2025, based on these criteria.

In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

/s/Julie Masino
Julie Masino
President and Chief Executive Officer

/s/Craig Pommells
Craig Pommells
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of August 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 1, 2025 of the Company and our report dated September 26, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 26, 2025

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended August 01, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

On September 24, 2025, Laura Daily provided notice to the Company of her intention to retire from her position as the Company’s Senior Vice President, Chief Merchant and Retail Supply Chain, as contemplated under the terms of her Consulting Agreement with the Company.  Pursuant to the terms of such Consulting Agreement, the Company determined that Ms. Daily’s retirement will be effective October 1, 2025, and no further services will be required. Ms. Daily will thus receive the previously disclosed benefits under the Consulting Agreement associated with her retirement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2025 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Certain Relationships and Related Transactions—Code of Ethics” and, if applicable, “Delinquent Section 16(a) Reports.” The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Information About our Executive Officers.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2025 Proxy Statement: “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in the section of the 2025 Proxy Statement entitled “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2025 Proxy Statement. No other portion of the section of the 2025 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K. Deloitte & Touche LLP (PCAOB ID No. 34) is our principal accountant.

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

Third Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K under the Exchange Act on May 16, 2025)

4(c)

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

4(e)	Form of 0.625% Convertible Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021)

4(f), 10(b)

Indenture, dated as of June 13, 2025, by and between Cracker Barrel Old Country Store, Inc., and U.S. Bank Trust Company National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 16, 2025)

4(g)	Form of 1.75% Convertible Senior Note due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 16, 2025)

4(h)	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on June 5, 2025)

10(c)	Form of Capped Call Transactions confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 16, 2025)

10(d)

Second Amended and Restated Credit Agreement, dated as of May 16, 2025, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on May 16, 2025)

10(e)

Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended)† (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on June 9, 2009) (Commission File No. 000-25225)

10(f)

Cracker Barrel Old Country Store, Inc. 2020 Omnibus Stock and Incentive Plan† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on November 23, 2020)

10(g)

Cracker Barrel Old Country Store, Inc. Form of Performance-Based Stock Unit Award† (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on December 7, 2010) (Commission File No. 000-25225)

10(h)

Cracker Barrel Old Country Store, Inc. Non-Qualified Savings Plan (as amended)† (incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2011) (Commission File No. 000-25225)

10(i)

Cracker Barrel Old Country Store, Inc. Deferred Compensation Plan† (incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2011) (Commission File No. 000-25225)

10(j)

Amendment to Deferred Compensation Plan† (incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2011) (Commission File No. 000-25225)

10(k)

Cracker Barrel Old Country Store, Inc. Form of Restricted Stock Award Notice† (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2024) (Commission File No. 000-25225)

10(l)

Form of Severance Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on May 29, 2018) (Commission File No. 000-25225)

10(m)

Form of Change of Control Agreement between Cracker Barrel Old Country Store, Inc., and certain of its named executive officers† (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on May 29, 2018) (Commission File No. 000-25225)

10(n)

Agreement for Purchase and Sale of Real Property, dated May 28, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020)

10(o)

First Amendment for Purchase and Sale of Real Property, dated July 29, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed under the Exchange Act on August 3, 2020)

10(p)

Amended and Restated Master Lease Agreement, dated as of August 4, 2020* (incorporated by reference to Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K filed under the Exchange Act on August 5, 2020)

10(q)	Master Lease Agreement, dated as of November 11, 2020* (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on December 3, 2020)

10(r)

First Amendment to Amended and Restated Master Lease Agreement, dated as of November 11, 2020* (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on December 3, 2020)

10(s)	Form of Convertible Note Hedge Transactions Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021)

10(t)	Form of Warrant Transactions Confirmation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 21, 2021)

10(u)

Employment Agreement dated as July 17, 2023, between the Company and Julie Masino† *(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 18, 2023)

10(v)

Form of Transitional Letter Agreement between the Company and certain executive officers of the Company† (incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2024) (Commission File No. 000-25225)

10(w)

Form of Consulting Agreement between the Company and certain executives of the Company† (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 18, 2023)

10(x)

Supplemental Severance Agreement dated as of September 21, 2023, between the Company and Craig Pommells† (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 26, 2023)

10(y)

Cracker Barrel Old Country Store, Inc. Form of Time-Based Restricted Stock Unit Award Notice† (incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2024) (Commission File No. 000-25225)

10(z)

Cracker Barrel Old Country Store, Inc. Form of Long-Term Performance Plan Notice† (incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2024) (Commission File No. 000-25225)

10(aa)	Cracker Barrel Old Country Store, Inc. Form of Stock Option† (filed herewith)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2024) (Commission File No. 000-25225)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of September, 2025.

CRACKER BARREL OLD COUNTRY STORE, INC.
By:	/s/Julie Masino
Julie Masino President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 26th day of September, 2025.

Name	Title

/s/Julie Masino	President, Chief Executive Officer and Director
Julie Masino

/s/Craig Pommells	Senior Vice President and Chief Financial Officer
Craig Pommells

/s/Brian Vaclavik	Vice President, Corporate Controller and Principal Accounting Officer
Brian Vaclavik

/s/Carl Berquist	Director and Independent Chairman of the Board
Carl Berquist

/s/Jody Bilney	Director
Jody Bilney

/s/Steve Bramlage, Jr.	Director
Steve Bramlage, Jr.

/s/Gilbert Dávila	Director
Gilbert Dávila

/s/John Garratt	Director
John Garratt

/s/Michael Goodwin	Director
Michael Goodwin

/s/Cheryl Henry	Director
Cheryl Henry

/s/Gisel Ruiz	Director
Gisel Ruiz

/s/Darryl Wade	Director
Darryl Wade