Form 10-Q
period 2025-10-31
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2025-12-09
CIK 1067294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2025

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

22,328,095 Shares of Common Stock

Outstanding as of November 28, 2025

CRACKER BARREL OLD COUNTRY STORE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 31,	August 01,
	2025	2025*
ASSETS
Current Assets:
Cash and cash equivalents	$8,937	$39,643
Accounts receivable	31,331	35,070
Income taxes receivable	8,348	12,820
Inventories	209,148	180,585
Prepaid expenses and other current assets	47,821	44,994
Total current assets	305,585	313,112
Property and equipment	2,538,410	2,520,468
Less: Accumulated depreciation and amortization	1,570,231	1,553,492
Property and equipment – net	968,179	966,976
Operating lease right-of-use assets, net	799,892	806,084
Intangible assets	24,331	24,350
Other assets	53,387	51,362
Total assets	$2,151,374	$2,161,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$157,446	$169,848
Current portion of long-term debt	149,401	149,178
Accrued employee compensation	41,213	66,069
Other current liabilities	245,810	240,508
Total current liabilities	593,870	625,603
Long-term debt	400,897	335,457
Long-term operating lease liabilities	632,309	644,026
Other long-term obligations	95,530	95,109
Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,326,566 shares issued and outstanding at October 31, 2025, and 22,267,724 shares issued and outstanding at August 01, 2025	223	223
Additional paid-in capital	7,691	10,515
Retained earnings	420,854	450,951
Total shareholders’ equity	428,768	461,689
Total liabilities and shareholders’ equity	$2,151,374	$2,161,884

See Notes to unaudited Condensed Consolidated Financial Statements.

*

This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 01, 2025, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 01, 2025.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except share data)

(Unaudited)

	Quarter Ended
	October 31,	November 01,
	2025	2024

Total revenue	$797,188	$845,089
Cost of goods sold (exclusive of depreciation and rent)	248,405	258,901
Labor and other related expenses	301,302	307,225
Other store operating expenses	228,845	211,548
General and administrative expenses	47,960	59,644
Impairment and store closing costs	3,473	700
Operating income (loss)	(32,797)	7,071
Interest expense, net	3,724	5,822
Income (loss) before income taxes	(36,521)	1,249
Provision for income taxes (income tax benefit)	(11,899)	(3,595)
Net income (loss)	$(24,622)	$4,844

Net income (loss) per share:
Basic	$(1.10)	$0.22
Diluted	$(1.10)	$0.22

Weighted average shares:
Basic	22,288,991	22,217,737
Diluted	22,288,991	22,390,249

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited and in thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at August 01, 2025	22,267,724	$223	$10,515	$450,951	$461,689
Comprehensive Loss:
Net loss	—	—	—	(24,622)	(24,622)
Total comprehensive loss	—	—	—	(24,622)	(24,622)
Cash dividends declared - $0.25 per share	—	—	—	(5,475)	(5,475)
Share-based compensation	—	—	(921)	—	(921)
Issuance of share-based compensation awards, net of shares withheld for employee taxes	58,842	—	(1,903)	—	(1,903)
Balances at October 31, 2025	22,326,566	$223	$7,691	$420,854	$428,768

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at August 02, 2024	22,203,043	$222	$12,575	$427,352	$440,149
Comprehensive Income:
Net income	—	—	—	4,844	4,844
Total comprehensive income	—	—	—	4,844	4,844
Cash dividends declared - $0.25 per share	—	—	—	(5,679)	(5,679)
Share-based compensation	—	—	2,625	—	2,625
Issuance of share-based compensation awards, net of shares withheld for employee taxes	39,185	—	(1,239)	—	(1,239)
Balances at November 01, 2024	22,242,228	$222	$13,961	$426,517	$440,700

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended
	October 31,	November 01,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(24,622)	$4,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,202	29,154
Amortization of debt issuance costs	663	442
Loss on disposition of property and equipment	1,929	2,338
Impairment	—	700
Share-based compensation	(921)	2,625
Noncash lease expense	15,297	14,957
Amortization of asset recognized from gain on sale and leaseback transactions	3,184	3,184
Changes in assets and liabilities:
Inventories	(28,563)	(20,957)
Other current assets	5,394	(11,454)
Accounts payable	(12,402)	(2,680)
Accrued employee compensation	(24,856)	(16,006)
Other current liabilities	5,559	12,481
Long-term operating lease liabilities	(23,055)	(22,511)
Other long-term assets and liabilities	(1,239)	(1,512)
Net cash used in operating activities	(53,430)	(4,395)

Cash flows from investing activities:
Purchase of property and equipment	(35,486)	(38,952)
Proceeds from insurance recoveries of property and equipment	1,321	65
Proceeds from sale of property and equipment	70	134
Net cash used in investing activities	(34,095)	(38,753)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	142,500	136,500
Principal payments under long-term debt	(77,500)	(86,500)
Taxes withheld from issuance of share-based compensation awards	(1,903)	(1,239)
Dividends on common stock	(6,278)	(6,114)
Net cash provided by financing activities	56,819	42,647

Net decrease in cash and cash equivalents	(30,706)	(501)
Cash and cash equivalents, beginning of period	39,643	12,035
Cash and cash equivalents, end of period	$8,937	$11,534

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$470	$4,190
Income taxes, net of refunds	$(16,985)	$113

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$5,217	$5,979
Dividends declared but not yet paid	$6,314	$7,000

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended August 01, 2025 (the “2025 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as described in the 2025 Form 10-K. References to a year in these Notes to Condensed Consolidated Financial Statements are to the Company’s fiscal year unless otherwise noted.

Recent Accounting Pronouncements Not Yet Adopted

Income Tax Disclosures

In December 2023, the FASB issued new income tax disclosure requirements which require disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. These new disclosure requirements are effective for annual periods beginning after December 15, 2024 and allow for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the effect of adopting these new disclosure requirements on its consolidated financial statements and related disclosures in the fourth quarter of 2026.

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

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at October 31, 2025 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$501	$—	$—	$501
Total	$501	$—	$—	$501
Deferred compensation plan assets**				24,647
Total assets at fair value				$25,148

The Company’s assets measured at fair value on a recurring basis at August 01, 2025 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$27,501	$—	$—	$27,501
Total	$27,501	$—	$—	$27,501
Deferred compensation plan assets**				22,700
Total assets at fair value				$50,201

*Consists of money market fund investments.

**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The Company did not have any liabilities measured at fair value on a recurring basis at October 31, 2025 and August 01, 2025. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at October 31, 2025 and August 01, 2025, respectively.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% Convertible Senior Notes due 2026 (the “2026 Notes”) and the 1.75% Convertible Senior Notes due 2030 (the “2030 Notes”). See Note 4 for further information on the 2026 Notes and the 2030 Notes. The Company estimates the fair value of the 2026 and the 2030 Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the 2026 Notes was $145,125 and $144,075 as of October 31, 2025 and August 01, 2025, respectively. The estimated fair value of the 2030 Notes was $283,386 and $374,246 as of October 31, 2025 and August 01, 2025, respectively.

3.	Inventories

Inventories were comprised of the following as of the dates indicated:

	October 31, 2025	August 01, 2025
Retail	$160,496	$135,631
Restaurant	29,329	25,482
Supplies	19,323	19,472
Total	$209,148	$180,585
4.
5.

4.Debt

On May 16, 2025, the Company entered into a five-year $800,000 credit facility (the “2025 Credit Facility”). The 2025 Credit Facility consists of a $550,000 revolving credit facility (the “2025 Revolving Credit Facility”), which includes an up to $25,000 swingline subfacility and an up to $75,000 letter of credit subfacility. The 2025 Credit Facility also provides for an uncommitted accordion feature that allows the Company to increase the revolving credit facility by up to $200,000, plus any additional amount that would not cause the Company to exceed a consolidated total leverage ratio of 3.50 to 1.00 (subject to securing additional commitments from existing lenders or new lending institutions). The 2025 Credit Facility also initially provided for a $250,000 delayed draw term loan facility (the “Delayed Draw Term Facility”), which was terminated on June 13, 2025 in connection with the Company’s issuance and sale of $345,000 aggregate principal amount of the 2030 Notes. See further information regarding the 2030 Notes described below. On August 01, 2025, the Company had no borrowings under the 2025 Revolving Credit Facility. The Company’s outstanding borrowings under the 2025 Revolving Credit Facility were $65,000 on October 31, 2025.

As of October 31, 2025, the Company had $8,703 of standby letters of credit, which reduce the Company’s borrowing availability under the 2025 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit). As of October 31, 2025, the Company had $476,297 in borrowing availability under the 2025 Revolving Credit Facility.

In accordance with the 2025 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR), plus an applicable margin based on the Company’s consolidated total leverage ratio (the “Applicable Margin”) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) one-month Term SOFR plus 1.0%, in each case, plus an Applicable Margin. At October 31, 2025, the weighted average interest rate on the Company’s outstanding borrowings on the 2025 Revolving Credit Facility was 6.31%.

The 2025 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. At October 31, 2025, the Company was in compliance with all financial covenants under the 2025 Revolving Credit Facility.

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

Convertible Senior Notes

2026 Notes

On June 18, 2021, the Company completed a private offering of $300,000 aggregate principal amount of the 2026 Notes. The 2026 Notes are governed by the terms of an indenture (the “2026 Indenture”) between the Company and U.S. Bank National Association as the Trustee. The 2026 Notes will mature on June 15, 2026, unless earlier converted, repurchased or redeemed. The 2026 Notes bear cash interest at an annual rate of 0.625%, payable semi-annually in arrears on June 15 and December 15 of each year.

The 2026 Notes are unsecured obligations and do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Upon the occurrence of certain events of default, the principal amount of, and all accrued and unpaid interest on, all of the notes then outstanding will immediately become due and payable. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2026 Indenture will consist exclusively of the right of the noteholders to receive special interest on the 2026 Notes for up to 180 calendar days during which such event of default has occurred and is continuing, at a specified rate for the first 90 days of 0.25% per annum, and thereafter at a rate of 0.50% per annum, on the principal amount of the 2026 Notes.

The initial conversion rate applicable to the 2026 Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the 2026 Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of October 31, 2025, the conversion rate, as adjusted, was 6.4358 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the 2026 Notes offering were approximately $291,000, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses. Contemporaneously with the 2030 Notes offering described below, the Company used approximately $145,900 of the net proceeds from the 2030 Notes for the repurchase of $150,000 aggregate principal amount of 2026 Notes in separate and privately negotiated transactions and recorded a gain on extinguishment of debt of $3,186 in the gain on extinguishment of debt line on the Consolidated Statements of Income for the year ended August 01, 2025.

During any calendar quarter commencing after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2026 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the quarter immediately following, convert all or a portion of their 2026 Notes. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. As of October 31, 2025 and August 01, 2025, the 2026 Notes are classified as a current liability due to their maturity date in 2026.

The following table includes the outstanding principal amount and carrying value of the 2026 Notes as of the dates indicated:

	October 31, 2025	August 01, 2025
Liability component
Principal	$150,000	$150,000
Less: Debt issuance costs	599	822
Net carrying amount	$149,401	$149,178

(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the 2026 Notes.

The effective rate of the 2026 Notes over their expected life is 1.23%. The following is a summary of interest expense for the 2026 Notes for specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Coupon interest	$235	$474
Amortization of issuance costs	223	442
Total interest expense	$458	$916

2030 Notes

On June 13, 2025, the Company completed a private offering of $345,000 aggregate principal amount of the 2030 Notes. The 2030 Notes are governed by the terms of an indenture between the Company and U.S. Bank Trust Company, National Association as the Trustee (the “2030 Indenture”). The 2030 Notes will mature on September 15, 2030, unless earlier converted, repurchased or redeemed. The 2030 Notes bear cash interest at an annual rate of 1.75%, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2026.

The 2030 Notes are unsecured obligations and do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. Upon the occurrence of certain events of default set forth in the 2030 Indenture, the principal amount of, and all accrued and unpaid interest on, all of the 2030 Notes then outstanding will immediately become due and payable. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2030 Indenture will consist exclusively of the right of the noteholders to receive special interest on the 2030 Notes for up to 180 calendar days during which such event of default has occurred and is continuing, at a specified rate for the first 90 days of 0.25% per annum, and thereafter at a rate of 0.50% per annum, on the principal amount of the 2030 Notes.

The initial conversion rate applicable to the 2030 Notes was 13.8455 shares of the Company’s common stock per $1,000 principal amount of 2030 Notes, which represented an initial conversion price of approximately $72.23 per share of the Company’s common stock, a premium of approximately 32.5% over the last reported sale price of $54.51 per share on June 10, 2025, the date on which the 2030 Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events. On October 31, 2025, the conversion rate was 13.8455 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the 2030 Notes offering were approximately $335,000, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

During any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, holders may, in the immediate quarter following, convert all or a portion of their 2030 Notes.  When a conversion notice is received, the Company will settle any conversions by paying or delivering, as applicable, cash or, if applicable and at the Company’s election, a combination of cash (which shall not be less than $1,000 for each $1,000 principal amount of 2030 Notes being settled) and shares of the Company’s common stock, based on the applicable conversion rate(s) at the time of each such conversion.

The following table includes the outstanding principal amount and carrying value of the 2030 Notes as of the period indicated:

	October 31, 2025	August 01, 2025
Liability component
Principal	$345,000	$345,000
Less: Debt issuance costs	9,103	9,543
Net carrying amount	$335,897	$335,457

The effective rate of the 2030 Notes over their expected life is 2.33%.

The following is a summary of interest expense for the 2030 Notes for the specified period:

Quarter Ended
October 31,
2025
Coupon interest	$1,509
Amortization of issuance costs	440
Total interest expense	$1,949

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlaid the 2026 Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2026 Notes. By default, the Warrant Transactions are net share settled and the Company has the option to settle in cash or shares. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of October 31, 2025, the strike price, as adjusted, of the Warrant Transactions was $217.53 per share as a result of dividends declared since the 2026 Notes were issued.

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

The Company’s chief operating decision maker (the “CODM”) is the Company’s Chief Executive Officer. The CODM uses consolidated net income (loss) to evaluate performance and as a basis for allocating resources. The CODM uses consolidated net income (loss) primarily in the forecasting process and periodic reviews of actual performance as compared to forecasts. The CODM reviews balance sheet and capital expenditure information at a consolidated level and, as such, the measure of total assets is reflected at the consolidated balance sheet level.

The following table presents information on the Company’s reportable segment and consolidated net income (loss):

	Quarter Ended
	October 31,	November 01,
	2025	2024
Total revenue	$797,188	$845,089
Restaurant cost of goods sold (exclusive of depreciation and rent)	173,108	178,407
Retail cost of goods sold (exclusive of depreciation and rent)	75,297	80,494
Labor and other related expenses	301,302	307,225
Other store operating expenses (a)	100,440	97,656
Advertising expense	33,669	26,556
Store-level supplies expense	30,271	31,656
Store-level maintenance expense	37,631	30,647
Store-level utilities expense	26,834	25,033
General and administrative expenses	47,960	59,644
Other segment items (b)	3,473	700
Interest expense, net	3,724	5,822
Income (loss) before income taxes	(36,521)	1,249
Income tax benefit	(11,899)	(3,595)
Segment profit (loss) and consolidated net income (loss)	$(24,622)	$4,844
(a)	Excludes advertising, store-level supplies, store-level maintenance and store-level utilities expenses which are disclosed separately.
(b)	Consists of impairment costs and store closing costs.

7.	Revenue Recognition

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Revenue:
Restaurant	$650,593	$683,271
Retail	146,595	161,818
Total revenue	$797,188	$845,089

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. For the quarter ended October 31, 2025, gift card breakage was $7,851. For the quarter ended November 01, 2024, gift card breakage was $9,189.

Deferred revenue related to the Company’s gift cards was $70,683 and $82,452, respectively, at October 31, 2025 and August 01, 2025 and is included in other current liabilities on the Condensed Consolidated Balance Sheets. Revenue recognized in the Condensed Consolidated Statements of Income for the three months ended October 31, 2025 and November 01, 2024 for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $14,091 and $14,358, respectively.

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

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of October 31, 2025 and August 01, 2025, deferred revenue related to the loyalty program was $6,091 and $5,419, respectively, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the components of lease cost for operating leases for the specified periods:

	October 31,	November 01,
	2025	2024
Operating lease cost	$27,701	$27,664
Short term lease cost	233	520
Variable lease cost	1,209	961
Total lease cost	$29,143	$29,145

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$24,521	$24,456
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,960	$1,643
Lease modifications or reassessments increasing right-of-use assets	$14,497	$11,957
Lease modifications removing right-of-use assets	$(4,166)	$(127)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of dates indicated:

	October 31, 2025	November 01, 2024
Weighted-average remaining lease term	14.90 Years	15.54 Years
Weighted-average discount rate	5.43%	5.40%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of October 31, 2025:

Year	Total
Remainder of 2026	$71,464
2027	77,801
2028	70,475
2029	65,939
2030	59,226
Thereafter	685,708
Total future minimum lease payments	1,030,613
Less imputed remaining interest	(339,615)
Total present value of operating lease liabilities	$690,998

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

9.	Net Income (Loss) Per Share and Weighted Average Shares

Basic consolidated net income (loss) per share is computed by dividing consolidated net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. For periods in which the Company reports a net loss, diluted consolidated net loss per share is the same as basic net loss per share because the effect of all potentially dilutive securities would be anti-dilutive. Common equivalent shares related to stock options and nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding stock options and nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The 2026 Notes, the 2030 Notes and warrants related to the 2026 Notes are calculated using the net share settlement option under the if converted method. The principal amount of the 2026 and the 2030 Notes will be settled in cash with any excess conversion value settled in cash or shares of common stock. Accordingly, the 2026 Notes have been excluded from the computation of diluted consolidated net income (loss) per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion prices of $155.38 and $158.64, respectively, as of October 31, 2025 and November 01, 2024. Similarly, the 2030 Notes have been excluded from the computation of diluted consolidated net income (loss) per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $72.23 as of October 31, 2025. Warrants were excluded from the computation of diluted consolidated net income (loss) per share since the warrants’ strike prices of $217.53 and $222.10, respectively, were greater than the average market price of the Company’s common stock during the period as of October 31, 2025 and November 01, 2024. See Note 4 for additional information regarding the Company’s convertible senior notes.

The following table reconciles the components of diluted consolidated net income (loss) per share computations for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Net income (loss) per share numerator	$(24,622)	$4,844

Net income (loss) per share denominator:
Basic weighted average shares	22,288,991	22,217,737
Add potential dilution:
Nonvested stock awards and units and stock options	—	172,512
Diluted weighted average shares	22,288,991	22,390,249
10.
11.
10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course. In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers. As of October 31, 2025, the Company had $8,703 of standby letters of credit related to securing reserved claims under workers’ compensation insurance. All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2025 Revolving Credit Facility. See Note 4 for additional information regarding the Company’s 2025 Revolving Credit Facility.

The Company has entered into lease guarantees in connection with the assignment to third-party lessees of certain Cracker Barrel and MSBC leases following closure of the related store locations. The Company is only obligated to perform the new lessees’ lease obligations in the event of non-performance by such lessees for a specified period. The guarantees have varying terms with the latest expiring in March 2033. As of October 31, 2025, the likelihood of payment by the Company under the guarantees is considered remote. No liability has been recorded in the Condensed Consolidated Balance Sheet as of October 31, 2025. The maximum aggregate potential future payments under the guarantees are estimated to be approximately $1,663.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business. The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of October 31, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc., and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept. As of October 31, 2025, we operated 656 Cracker Barrel stores in 43 states and 54 Maple Street Biscuit Company (“MSBC”) locations in ten states.

All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores). References to years in MD&A are to our fiscal year unless otherwise noted. MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 01, 2025 (the “2025 Form 10-K”). Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology. We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with inflationary conditions with respect to the price of commodities, ingredients, transportation, distribution and labor; disruptions to our restaurant or retail supply chain; effects of changes in international, national, regional and local economic and market conditions (such as the imposition of trade barriers or other changes in trade policy) on our business; our ability to manage retail inventory and merchandise mix; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance, including the Company’s multi-year strategic plan; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance our indebtedness, in whole or in part; our reliance on a single distribution facility and certain significant vendors, particularly for foreign-sourced retail products; information technology, disruptions and data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our compliance with privacy and data protection laws; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, health and safety, animal welfare, pensions, insurance or other undeterminable areas; the actual results of pending, future or threatened litigation or governmental investigations; our ability to manage the impact of negative social media attention and the costs and effects of negative publicity; the impact of activist shareholders; our ability to achieve aspirations, goals and projections related to our sustainability initiatives; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to retain key personnel; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; general or regional economic weakness, business and societal conditions and the weather impact on sales and customer travel; discretionary income or personal expenditure activity of our customers; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of the 2025 Form 10-K, as well as other factors described from time to time in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

We believe there are significant challenges in the macroeconomic outlook for the coming quarters, including continued volatility of inflation and interest rates, high consumer debt levels and lower savings rates, as well as the potential uncertainty associated with the geopolitical environment and global trade, among other factors. In the first quarter of 2026, we also experienced negative publicity to recent brand initiatives, including the launch of a new logo and modern test store remodels, to which we have responded by returning to our former logo and discontinuing the modern test store remodels. Despite these challenges, we remain focused on delivering long-term growth and returns for shareholders. Our multi-year strategic plan is built on the following five pillars of our strategy:

●	Refining the brand: We have established an updated brand identity anchored on “the goodness of country hospitality”, which has been applied in our marketing, products (food and retail) and physical content and assets. We have also refined our partnership strategy and expanded our use of additional marketing channels.
●	Enhancing the menu: We have developed a robust product pipeline and introduced new craveable menu items, and we also plan to make targeted upgrades to existing items.
●	Evolving the store and guest experience: We have improved several operational speed metrics and implemented a new allocation software package to improve retail product management.
●	Winning in digital and off-premise: We have further leveraged our loyalty program by employing advanced technologies to deliver offers tailored to individual guests and optimized and expanded our off-premise business by updating our holiday and catering programs and improving our third-party sales strategies.
●	Elevating the employee experience: We are leveraging the Employee Value Proposition that we rolled out in 2025, and we believe it will drive better recruiting and retention.

Key Performance Indicators

Management uses a number of key performance measures to evaluate our operational and financial performance, including the following:

●	Comparable store restaurant sales increase/(decrease): To calculate comparable store restaurant sales increase/(decrease), we determine total restaurant sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store restaurant sales for the current year period from total comparable store restaurant sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store restaurant sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store restaurant sales for the historical period.
●	Comparable store retail sales increase/(decrease): To calculate comparable store retail sales increase/(decrease), we determine total retail sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store retail sales for the current year period from total comparable store retail sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store retail sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store retail sales for the historical period.
●	Comparable store restaurant and retail sales increase/(decrease): To calculate comparable store restaurant and retail sales increase/(decrease), we determine total restaurant and retail sales of stores open at least six full quarters before the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total comparable store restaurant and retail sales for the current year period from total comparable store restaurant and retail sales for the applicable historical period to calculate the absolute dollar change. To calculate comparable store restaurant and retail sales increase/(decrease), which we express as a percentage, we divide the absolute dollar change by the comparable store restaurant and retail sales for the historical period.
●	Average check increase per guest: To calculate average check per guest, we determine comparable store restaurant sales, as described above, and divide by comparable guest traffic (as described below). We then subtract average check per guest for the current year period from average check per guest for the applicable historical period to calculate the absolute dollar change. The absolute dollar change is divided by the prior year average check number to calculate average check increase per guest, which we express as a percentage.
●	Comparable restaurant guest traffic increase/(decrease): To calculate comparable restaurant guest traffic increase/(decrease), we determine the number of entrees sold in our dine-in and off-premise business from stores open at least six full quarters at the beginning of the applicable period, measured on comparable calendar weeks. We then subtract total entrees sold for the current year period from total entrees sold for the applicable historical period to calculate the absolute numerical change. To calculate comparable restaurant guest traffic increase/(decrease), which we express as a percentage, we divide the absolute numerical change by the total entrees sold for the historical period.

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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	31.2	30.6
Labor and other related expenses	37.8	36.4
Other store operating expenses	28.7	25.0
General and administrative expenses	6.0	7.1
Impairment and store closing costs	0.4	0.1
Operating income (loss)	(4.1)	0.8
Interest expense, net	0.5	0.7
Income (loss) before income taxes	(4.6)	0.1
Income tax benefit	(1.5)	(0.5)
Net income (loss)	(3.1)%	0.6%

The following table sets forth the change in the number of units in operation for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Opened during the period:
Cracker Barrel	—	—
MSBC	—	3
Closed during the period:
Cracker Barrel	(1)	—
MSBC	(14)	—
Units in operation at end of the period:
Cracker Barrel	656	658
MSBC	54	69
Total units at end of the period	710	727

Total Revenue

Total revenue for the first quarter decreased 5.7% as compared to the same period in the prior year.

The following table highlights the key components of revenue for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Revenue in dollars:
Restaurant	$650,593	$683,271
Retail	146,595	161,818
Total revenue	$797,188	$845,089
Total revenue by percentage relationships:
Restaurant	81.6%	80.9%
Retail	18.4%	19.1%
Average store volumes(1):
Restaurant	$966.5	$1,012.8
Retail	223.1	245.6
Total revenue	$1,189.6	$1,258.4
Comparable store sales increase (decrease) (2):
Restaurant	(4.7)%	2.9%
Retail	(8.5)%	(1.6)%
Restaurant and retail	(5.4)%	2.0%
Average check increase	2.9%	5.8%
Comparable restaurant guest traffic decrease(2):	(7.3)%	(2.9)%

(1)	Average store volumes include sales of all stores except for MSBC.
(2)	Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks. Comparable store sales and traffic exclude MSBC.

For the first quarter of 2026, our comparable store restaurant sales decrease resulted primarily from the guest traffic decrease partially offset by the average check increase. For the first quarter of 2026, the average check increase included an average menu price increase of 4.1%.

Our retail sales are made substantially to our restaurant guests. For the first quarter of 2026, our comparable store retail sales decrease resulted primarily from the guest traffic decrease.

The decrease in guest traffic is primarily the result of negative publicity to recent brand initiatives, including the launch of new logo and modern test store remodels, and lower consumer demand arising from multiple macroeconomic factors, including inflationary pressures, higher consumer debt levels and lower savings rates as well as the potential uncertainty associated with the geopolitical environment and global trade.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the specified periods:

	Three Months Ended
	October 31,	November 01,
	2025	2024
Cost of Goods Sold in dollars:
Restaurant	$173,108	$178,407
Retail	75,297	80,494
Total Cost of Goods Sold	$248,405	$258,901
Cost of Goods Sold by percentage of revenue:
Restaurant	26.6%	26.1%
Retail	51.4%	49.7%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue for the first quarter as compared to the same period in the prior year was primarily driven by higher food waste, increased discounts and commodity inflation partially offset by menu pricing.

Commodity inflation was 2.1% in the first quarter of 2026. We presently expect the rate of commodity inflation to be 2.5% to 3.5% in 2026.

The increase in retail cost of goods sold as a percentage of retail revenue in the first quarter of 2026 as compared to the same period in the prior year resulted primarily from higher discounts, the change in the provision for obsolete inventory and lower initial margin which was driven primarily from tariffs.

Additional changes in tariff rates or trade policy could materially affect our operating results and financial condition, and this ongoing uncertainty introduces additional volatility and risk to our operations and financial condition and may affect consumer demand in ways that are difficult to predict.

First Quarter
Increase as Percentage
of Total Retail Revenue
Discounts	0.7%
Provision for obsolete inventory	0.5%
Lower initial margin	0.4%

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. The following table highlights labor and related expenses as a percentage of total revenue for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Labor and related expenses	37.8%	36.4%

This percentage change for the first quarter of 2026 as compared to the same period in the prior year resulted primarily from the following:

First Quarter
Increase (Decrease)
as a Percentage of
Total Revenue
Store management compensation	0.9%
Store hourly labor	0.6%
Employee health care expense	0.3%
Store bonus expense	(0.3)%

The increases in store hourly labor and store management compensation as a percentage of total revenue for the first quarter of 2026 as compared to the same periods in the prior year resulted primarily from the deleverage associated with the decrease in total revenue in the first quarter of 2026 as compared to the prior year quarter. Additionally, the Company continued to invest in staffing levels to enhance the guest experience, resulting in lower productivity in the first quarter of 2026.

We presently expect the rate of wage inflation to be 3.0% to 4.0% in 2026.

The increase in employee health care expense as a percentage of total revenue for the first quarter of 2026 as compared to the same period in the prior year resulted primarily from unfavorable claim experience.

The decrease in store bonus expense as a percentage of total revenue for the first quarter of 2026 as compared to the same period in the prior year resulted from lower performance against financial objectives in 2026 as compared to the prior year.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, advertising, operating supplies, third-party delivery fees, credit and gift card fees, real and personal property taxes, general insurance and manager conference expenses. Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Other store operating expenses	28.7%	25.0%

This percentage change for the first quarter of 2026 as compared to the same period in the prior year resulted primarily from the following:

First Quarter
Increase as a Percentage
of Total Revenue
Store occupancy costs	2.0%
Advertising	1.1%
Other store expenses	0.4%

The increase in store occupancy costs as a percentage of total revenue for the first quarter of 2026 as compared to the same period in the prior year resulted primarily from higher maintenance expenses and the decrease in total revenue in the first quarter of 2026 as compared to the prior year quarter.

The increase in advertising expense as a percentage of total revenue for the first quarter of 2026 as compared to the same period in the prior year period resulted primarily from higher media spending,  investments related to our multi-year strategic plan and the decrease in total revenue in the first quarter of 2026 as compared to the prior year quarter.

The increase in other store operating expense as a percentage of total revenue for the first quarter of 2026 as compared to the same period in the prior year resulted primarily from costs associated with our biennial general manager conference held in the first quarter of 2026. We did not hold a general manager conference in 2025.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
General and administrative expenses	6.0%	7.1%

This percentage change for the first quarter of 2026 as compared to the same period in the prior year resulted primarily from the following:

First Quarter
(Decrease) Increase
as a Percentage
of Total Revenue
Incentive compensation expense	(1.0)%
Professional fees	(0.6)%
Payroll and related expense	0.4%

The decrease in incentive compensation expense as a percentage of total revenue in the first quarter of 2026 as compared to the same period in the prior year resulted primarily from lower performance against financial objectives in 2026 as compared to the prior year period.

The decrease in professional fees as a percentage of total revenue in the first quarter of 2026 as compared to the same period in the prior year resulted primarily from lower legal fees and lower proxy contest expenses. In the first quarter of 2026, we incurred $1,439 in costs related to a proxy contest in connection with the Company’s 2025 annual shareholders meeting held on November 20, 2025. In the first quarter of 2025, we incurred $2,958 in costs related to a proxy contest in connection with the Company’s 2024 annual shareholders meeting held on November 21, 2024, as well as approximately $3,300 in connection with our settlement of wage-related disputes.

The increase in payroll and related expense as a percentage of total revenue in the first quarter of 2026 as compared to the same period in the prior year resulted primarily from severance costs related to a corporate restructuring.

Impairment and Store Closing Costs

During the first quarter of 2026, we did not incur any impairment charges. During the first quarter of 2026, one Cracker Barrel store and fourteen MSBC locations were closed because of poor operating performance, resulting in closing costs of $3,473 which included lease termination costs.

During the first quarter of 2025, we recorded impairment charges of $700 as a result of the deterioration in operating performance of two MSBC locations. No stores were closed in the first quarter of 2025.

Operating Income (Loss)

Operating income (loss) consisted of the following for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Operating income (loss)	$(32,797)	$7,071

In the first quarter of 2026, the decrease in operating income (loss) from the same period in the prior year was primarily attributable to the decrease in total revenue, higher advertising expenses, higher maintenance expenses and the costs associated with the biennial general managers conference partially offset by lower incentive compensation and lower professional fees.

Interest Expense, Net

The following table highlights interest expense in dollars for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Interest expense, net	$3,724	$5,822

The decrease in interest expense for the first quarter of 2026 as compared to the same period in the prior year resulted primarily from lower weighted average debt levels under our revolving credit facility partially offset by the interest related to the 2030 Notes.

Income Tax Benefit

The following table highlights the income tax benefit as a percentage of income (loss) before income taxes (“effective tax rate”) for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Effective tax rate	32.6%	(287.8)%

The increase in the effective tax rate in the first quarter of 2026 as compared to the same period in the prior year is primarily due to the disproportionate benefit of employment credits in relation to income (loss) before taxes in the prior year period.

H.R. 1., also known as the One Big Beautiful Bill Act (the “OBBBA”), was enacted on July 4, 2025, with effective dates in 2025 through 2027.  The legislation includes provisions that impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act.  The provisions effective for the first three months of 2026 did not have a significant impact on our financial position. We will continue to assess the potential impacts on our financial position as additional guidance related to the OBBBA is released.

The Company records its interim income tax benefit using the discrete-period computation method, as of October 31, 2025 and November 01, 2024, as allowed under Accounting Standards Codification 740-240, Accounting for Income Taxes – Interim Reporting. Use of the annualized effective tax rate (“AETR”) method would have resulted in an unreliable tax rate as small changes in the projected ordinary annual income would have resulted in significant changes in the AETR.

Net Income (Loss)

Net income (loss) consisted of the following for the specified periods:

	Quarter Ended
	October 31,	November 01,
	2025	2024
Net income (loss)	$(24,622)	$4,844

The Company incurred a net loss in the first quarter of 2026 as compared to net income in the same period in the prior year primarily due to the decrease in operating income (loss) discussed above partially offset by a higher income tax benefit in the first quarter of 2026 as compared to the same period in the prior year as discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under the 2025 Revolving Credit Facility. Cash generated from operations, together with our borrowing capacity under the 2025 Revolving Credit Facility, were sufficient to finance all of our dividend payments, working capital needs, interest payments on long-term debt obligations and other cash payment obligations in the first three months of 2026.

We believe that cash on hand at October 31, 2025, along with cash expected to be generated from our operating activities and the borrowing capacity under our 2025 Revolving Credit Facility, will be sufficient to finance our continuing operations, our multi-year strategic plan, debt service, dividend payments, capital expenditures and working capital needs for the next twelve months and thereafter. Our ability to draw on our 2025 Revolving Credit Facility is subject to the satisfaction of the provisions of the credit facility, as amended, and we believe we will be able to refinance our 2025 Revolving Credit Facility and other debt instruments prior to maturity.

Cash Used In Operations

Our operating activities used net cash of $53,430 for the first three months of 2026 as compared to $4,395 net cash used during the same period in the prior year. This change was primarily driven by the operating loss in the first quarter of 2026 as well as the timing of payments for accounts payable and certain taxes and higher retail inventory.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $34,165 for the first three months of 2026 as compared to $38,887 for the same period in the prior year. Our capital expenditures consisted primarily of capital investments for existing stores, new store locations and capital expenditures for strategic initiatives. The decrease in capital expenditures in the first quarter of 2026 compared to the same period in the prior year resulted primarily from lower capital investments in existing stores.

We currently expect capital expenditures to be approximately $110,000 to $125,000 in 2026. This estimate includes our maintenance and technology initiatives as well as the acquisition of sites and construction costs of new locations that we plan to open during 2026. We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2025 Revolving Credit Facility, as necessary.

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

At October 31, 2025, we had $65,000 of outstanding borrowings under the 2025 Revolving Credit Facility and $8,703 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance, which reduce our borrowing availability under the 2025 Revolving Credit Facility. At October 31, 2025, we had $476,297 in borrowing availability under our 2025 Revolving Credit Facility. During the first three months of 2026, we borrowed $142,500 and repaid $77,500 under the 2025 Revolving Credit Facility.

Our 2025 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated total leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with the 2025 Revolving Credit Facility’s financial covenants at October 31, 2025. We expect to be in compliance with the 2025 Credit Facility’s financial covenants for the term of the facility.

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

For additional information regarding our 2025 Revolving Credit Facility, the 2026 Notes and the 2030 Notes, see Note 4 to the Condensed Consolidated Financial Statements.

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

During the first three months of 2026, we paid a regular dividend of $0.25 per share and declared a dividend of $0.25 per share that was subsequently paid on November 12, 2025, to shareholders of record on October 17, 2025. In addition, in the second quarter of 2026, our Board of Directors approved a regular dividend payable on February 11, 2026 to shareholders of record as of January 16, 2026 of $0.25 per share.

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments. In the first quarter of 2026, our Board of Directors approved a share repurchase authorization to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $100,000. We did not repurchase any shares of our common stock in the first quarter of 2026.

During the first three months of 2026, we issued 58,842 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,903.

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

Like many other restaurant companies, we are able to, and often do, operate with negative working capital. We had negative working capital of $288,285 at October 31, 2025 as compared to negative working capital of $312,491 at August 01, 2025. The change in working capital at October 31, 2025 as compared to August 01, 2025 primarily resulted from lower incentive compensation accruals due to lower performance in the first quarter of 2026 and the payment of annual and long-term incentive bonuses, higher inventory levels which reflect our normal seasonal build to support our expected holiday sales and the timing of certain payments partially offset by the decrease in cash.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Material Commitments

There have been no material changes in our material commitments other than in the ordinary course of business since the end of 2025. Refer to the section entitled “Liquidity and Capital Resources” presented in the MD&A of our 2025 Form 10-K for additional information regarding our material commitments.

Recent Accounting Pronouncements Not Yet Adopted

See Note 1 to the accompanying Condensed Consolidated Financial Statements for a discussion of recent accounting guidance not yet adopted. We are currently evaluating the impact of adopting this accounting guidance.

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

Our critical accounting estimates are described under the heading “Critical Accounting Estimates” in Part II, Item 7 of the 2025 Form 10-K. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

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

Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors. There have been no material changes in our critical accounting estimates from those described in the 2025 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative market risks since August 01, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.

Interest Rate Risk. We have interest rate risk relative to our outstanding borrowings under our revolving credit facility. At October 31, 2025, our outstanding borrowings totaled $65,000 under our 2025 Revolving Credit Facility (see Note 4 to the Condensed Consolidated Financial Statements). In accordance with the 2025 Revolving Credit Facility, outstanding borrowings bear interest, at our election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) one-month Term SOFR plus 1.0%, in each case plus an applicable margin based on the Company’s consolidated total leverage ratio. Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4 to our Condensed Consolidated Financial Statements). Additionally, the 2026 Notes and the 2030 Notes bear cash interest at a fixed rate of 0.625% and 1.75%, respectively, per annum.

The impact of a one-percentage point increase or decrease in the $65,000 of our outstanding borrowings under our 2025 Revolving Credit Facility is approximately $657 on a pre-tax annualized basis.

Credit Risk. In 2021, the Company issued the 2026 Notes and entered into certain convertible note hedge transactions (“Convertible Note Hedge Transactions”) and warrant transactions (“Warrant Transactions”) with certain of the initial purchasers of the 2026 Notes and/or their respective affiliates and other financial institutions (the “Hedge Counterparties”). In 2025, the Company issued the 2030 Notes and entered into certain privately negotiated capped call transactions (“Capped Call Transactions”). In connection with the issuance of the 2030 Notes, the Company entered into partial unwind agreements with the Hedge Counterparties to unwind a portion of the Convertible Note Hedge Transactions and the Warrant Transactions. Subject to the movement in the Company’s common stock price, the Company could be exposed to credit risk arising out of the net settlement of the Capped Call Transactions, Convertible Note Hedge Transactions and the Warrant Transactions in its favor. Based on the Company’s review of the possible net settlements and the creditworthiness of the Hedge Counterparties and their affiliates, the Company believes it does not have a material exposure to credit risk as a result of these transactions at this time.

ITEM 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of October 31, 2025, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended October 31, 2025 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2025 Form 10-K.

ITEM 5. Other Information

During the quarter ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

On December 5, 2026, Richard M. Wolfson, the Company’s Senior Vice President, General Counsel and Corporate Secretary, informed the Company of his intent to retire from the Company effective May 5, 2026.

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

10.1	Amendment of Severance Agreement between the Company and Cammie Spillyards-Schaefer † (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: December 9, 2025	By: /s/Craig A. Pommells
Craig A. Pommells, Senior Vice President, Chief Financial Officer

Date: December 9, 2025	By: /s/Brian T. Vaclavik
Brian T. Vaclavik, Vice President, Corporate Controller and
Principal Accounting Officer