Form 10-Q
period 2026-01-30
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2026-03-04
CIK 1067294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 30, 2026

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

22,351,023 Shares of Common Stock

Outstanding as of February 26, 2026

CRACKER BARREL OLD COUNTRY STORE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	January 30,	August 01,
	2026	2025*
ASSETS
Current Assets:
Cash and cash equivalents	$8,571	$39,643
Accounts receivable	35,353	35,070
Income taxes receivable	14,244	12,820
Inventories	180,342	180,585
Prepaid expenses and other current assets	45,233	44,994
Total current assets	283,743	313,112
Property and equipment	2,536,564	2,520,468
Less: Accumulated depreciation and amortization	1,575,104	1,553,492
Property and equipment – net	961,460	966,976
Operating lease right-of-use assets, net	780,952	806,084
Intangible assets	24,325	24,350
Other assets	53,332	51,362
Total assets	$2,103,812	$2,161,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$126,250	$169,848
Current portion of long-term debt	149,625	149,178
Taxes withheld and accrued	29,985	42,532
Accrued employee compensation	48,355	66,069
Other current liabilities	226,794	197,976
Total current liabilities	581,009	625,603
Long-term debt	381,839	335,457
Long-term operating lease liabilities	618,610	644,026
Other long-term obligations	96,527	95,109
Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,350,789 shares issued and outstanding at January 30, 2026, and 22,267,724 shares issued and outstanding at August 01, 2025	224	223
Additional paid-in capital	9,219	10,515
Retained earnings	416,384	450,951
Total shareholders’ equity	425,827	461,689
Total liabilities and shareholders’ equity	$2,103,812	$2,161,884

See Notes to unaudited Condensed Consolidated Financial Statements.

*

This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 01, 2025, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 01, 2025.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025

Total revenue	$874,817	$949,439	$1,672,005	$1,794,528
Cost of goods sold (exclusive of depreciation and rent)	292,660	309,832	541,065	568,733
Labor and other related expenses	315,725	326,336	617,027	633,561
Other store operating expenses	217,503	220,025	446,348	431,573
General and administrative expenses	48,048	61,672	96,008	121,316
Impairment and store closing costs	418	2,451	3,891	3,151
Operating income (loss)	463	29,123	(32,334)	36,194
Interest expense, net	4,033	4,978	7,757	10,800
Income (loss) before income taxes	(3,570)	24,145	(40,091)	25,394
Provision for income taxes (income tax benefit)	(4,852)	1,938	(16,751)	(1,657)
Net income (loss)	$1,282	$22,207	$(23,340)	$27,051

Net income (loss) per share:
Basic	$0.06	$1.00	$(1.05)	$1.22
Diluted	$0.06	$0.99	$(1.05)	$1.21

Weighted average shares:
Basic	22,345,041	22,258,289	22,317,016	22,238,013
Diluted	22,461,839	22,456,421	22,317,016	22,423,335

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited and in thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at August 01, 2025	22,267,724	$223	$10,515	$450,951	$461,689
Comprehensive Loss:
Net loss	—	—	—	(24,622)	(24,622)
Total comprehensive loss	—	—	—	(24,622)	(24,622)
Cash dividends declared - $0.25 per share	—	—	—	(5,475)	(5,475)
Share-based compensation	—	—	(921)	—	(921)
Issuance of share-based compensation awards, net of shares withheld for employee taxes	58,842	—	(1,903)	—	(1,903)
Balances at October 31, 2025	22,326,566	$223	$7,691	$420,854	$428,768
Comprehensive Income:
Net income	—	—	—	1,282	1,282
Total comprehensive income	—	—	—	1,282	1,282
Cash dividends declared - $0.25 per share	—	—	—	(5,752)	(5,752)
Share-based compensation	—	—	1,560	—	1,560
Issuance of share-based compensation awards, net of shares withheld for employee taxes	24,223	1	(32)	—	(31)
Balances at January 30, 2026	22,350,789	$224	$9,219	$416,384	$425,827

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at August 02, 2024	22,203,043	$222	$12,575	$427,352	$440,149
Comprehensive Income:
Net income	—	—	—	4,844	4,844
Total comprehensive income	—	—	—	4,844	4,844
Cash dividends declared - $0.25 per share	—	—	—	(5,679)	(5,679)
Share-based compensation	—	—	2,625	—	2,625
Issuance of share-based compensation awards, net of shares withheld for employee taxes	39,185	—	(1,239)	—	(1,239)
Balances at November 01, 2024	22,242,228	$222	$13,961	$426,517	$440,700
Comprehensive Income:
Net income	—	—	—	22,207	22,207
Total comprehensive income	—	—	—	22,207	22,207
Cash dividends declared - $0.25 per share	—	—	—	(5,732)	(5,732)
Share-based compensation	—	—	3,880	—	3,880
Issuance of share-based compensation awards, net of shares withheld for employee taxes	21,253	1	(141)	—	(140)
Balances at January 31, 2025	22,263,481	$223	$17,700	$442,992	$460,915

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended
	January 30,	January 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(23,340)	$27,051
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,722	59,388
Amortization of debt issuance costs	1,329	884
Loss on disposition of property and equipment	4,239	4,246
Impairment	418	2,863
Share-based compensation	639	6,505
Noncash lease expense	30,498	30,436
Amortization of asset recognized from gain on sale and leaseback transactions	6,368	6,368
Changes in assets and liabilities:
Inventories	243	7,970
Other current assets	(1,946)	(11,451)
Accounts payable	(43,598)	(19,127)
Other current liabilities	(1,214)	19,152
Long-term operating lease liabilities	(36,114)	(35,668)
Other long-term assets and liabilities	(413)	(4,924)
Net cash provided by (used in) operating activities	(2,169)	93,693

Cash flows from investing activities:
Purchase of property and equipment	(62,275)	(77,071)
Proceeds from insurance recoveries of property and equipment	1,528	85
Proceeds from sale of property and equipment	234	894
Net cash used in investing activities	(60,513)	(76,092)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	198,000	199,500
Principal payments under long-term debt	(152,500)	(205,500)
Taxes withheld from issuance of share-based compensation awards	(1,934)	(1,379)
Dividends on common stock	(11,956)	(11,911)
Net cash provided by (used in) financing activities	31,610	(19,290)

Net decrease in cash and cash equivalents	(31,072)	(1,689)
Cash and cash equivalents, beginning of period	39,643	12,035
Cash and cash equivalents, end of period	$8,571	$10,346

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,913	$9,494
Income taxes, net of refunds	$(16,934)	$5,670

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$1,946	$4,195
Dividends declared but not yet paid	$6,383	$6,935

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

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at January 30, 2026 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$1	$—	$—	$1
Total	$1	$—	$—	$1
Deferred compensation plan assets**				24,655
Total assets at fair value				$24,656

The Company’s assets measured at fair value on a recurring basis at August 01, 2025 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$27,501	$—	$—	$27,501
Total	$27,501	$—	$—	$27,501
Deferred compensation plan assets**				22,700
Total assets at fair value				$50,201

*Consists of money market fund investments.

**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The Company did not have any liabilities measured at fair value on a recurring basis at January 30, 2026 and August 01, 2025. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount at January 30, 2026 and August 01, 2025, respectively.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% Convertible Senior Notes due 2026 (the “2026 Notes”) and the 1.75% Convertible Senior Notes due 2030 (the “2030 Notes”). See Note 4 for further information on the 2026 Notes and the 2030 Notes. The Company estimates the fair value of the 2026 and the 2030 Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the 2026 Notes was $146,813 and $144,075 as of January 30, 2026 and August 01, 2025, respectively. The estimated fair value of the 2030 Notes was $277,401 and $374,246 as of January 30, 2026 and August 01, 2025, respectively.

3.	Inventories

Inventories were comprised of the following as of the dates indicated:

	January 30, 2026	August 01, 2025
Retail	$132,868	$135,631
Restaurant	28,405	25,482
Supplies	19,069	19,472
Total	$180,342	$180,585
4.
5.

4.Debt

On May 16, 2025, the Company entered into a five-year $800,000 credit facility (the “2025 Credit Facility”). The 2025 Credit Facility consists of a $550,000 revolving credit facility (the “2025 Revolving Credit Facility”), which includes an up to $25,000 swingline subfacility and an up to $75,000 letter of credit subfacility. The 2025 Credit Facility also provides for an uncommitted accordion feature that allows the Company to increase the 2025 Revolving Credit Facility by up to $200,000, plus any additional amount that would not cause the Company to exceed a consolidated total leverage ratio of 3.50 to 1.00 (subject to securing additional commitments from existing lenders or new lending institutions). The 2025 Credit Facility also initially provided for a $250,000 delayed draw term loan facility (the “Delayed Draw Term Facility”), which was terminated on June 13, 2025 in connection with the Company’s issuance and sale of $345,000 aggregate principal amount of the 2030 Notes. See further information regarding the 2030 Notes described below. On August 01, 2025, the Company had no borrowings under the 2025 Revolving Credit Facility. The Company’s outstanding borrowings under the 2025 Revolving Credit Facility were $45,500 on January 30, 2026.

As of January 30, 2026, the Company had $8,703 of standby letters of credit, which reduce the Company’s borrowing availability under the 2025 Revolving Credit Facility (see Note 10 for more information on the Company’s standby letters of credit). As of January 30, 2026, the Company had $495,797 in borrowing availability under the 2025 Revolving Credit Facility.

In accordance with the 2025 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR), plus an applicable margin based on the Company’s consolidated total leverage ratio (the “Applicable Margin”) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) one-month Term SOFR plus 1.0%, in each case, plus an Applicable Margin. At January 30, 2026, the weighted average interest rate on the Company’s outstanding borrowings on the 2025 Revolving Credit Facility was 6.18%.

The 2025 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated senior secured leverage ratio and a minimum consolidated interest coverage ratio. Under the 2025 Revolving Credit Facility, the maximum consolidated total leverage ratio financial covenant applies unless the Company elects to implement the consolidated senior secured leverage ratio financial covenant in lieu of the consolidated total leverage ratio. During the second quarter of 2026, the Company elected to implement the consolidated senior secured leverage ratio in accordance with the terms of the 2025 Revolving Credit Facility. At January 30, 2026, the Company was in compliance with all financial covenants under the 2025 Revolving Credit Facility.

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

The initial conversion rate applicable to the 2026 Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the 2026 Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of January 30, 2026, the conversion rate, as adjusted, was 6.4811 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

During any calendar quarter commencing after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2026 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the quarter immediately following, convert all or a portion of their 2026 Notes. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. As of January 30, 2026 and August 01, 2025, the 2026 Notes are classified as a current liability due to their maturity date in 2026.

The following table includes the outstanding principal amount and carrying value of the 2026 Notes as of the dates indicated:

	January 30, 2026	August 01, 2025
Liability component
Principal	$150,000	$150,000
Less: Debt issuance costs	375	822
Net carrying amount	$149,625	$149,178

(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the 2026 Notes.

The effective rate of the 2026 Notes over their expected life is 1.23%. The following is a summary of interest expense for the 2026 Notes for specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Coupon interest	$234	$474	$469	$948
Amortization of issuance costs	224	443	447	884
Total interest expense	$458	$917	$916	$1,832

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

The initial conversion rate applicable to the 2030 Notes was 13.8455 shares of the Company’s common stock per $1,000 principal amount of 2030 Notes, which represented an initial conversion price of approximately $72.23 per share of the Company’s common stock, a premium of approximately 32.5% over the last reported sale price of $54.51 per share on June 10, 2025, the date on which the 2030 Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events. On January 30, 2026, the conversion rate was 13.8455 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The following table includes the outstanding principal amount and carrying value of the 2030 Notes as of the period indicated:

	January 30, 2026	August 01, 2025
Liability component
Principal	$345,000	$345,000
Less: Debt issuance costs	8,661	9,543
Net carrying amount	$336,339	$335,457

(2)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the 2030 Notes.

The effective rate of the 2030 Notes over their expected life is 2.33%.

The following is a summary of interest expense for the 2030 Notes for the quarter and first six months ended January 30, 2026:

	Quarter Ended	Six Months Ended
	January 30,	January 30,
	2026	2026
Coupon interest	$1,510	$3,019
Amortization of issuance costs	442	882
Total interest expense	$1,952	$3,901

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlaid the 2026 Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2026 Notes. By default, the Warrant Transactions are net share settled and the Company has the option to settle in cash or shares. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of January 30, 2026, the strike price, as adjusted, of the Warrant Transactions was $216.01 per share as a result of dividends declared since the 2026 Notes were issued.

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

The following table presents information on the Company’s reportable segment and consolidated net income (loss):

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Total revenue	$874,817	$949,439	$1,672,005	$1,794,528
Restaurant cost of goods sold (exclusive of depreciation and rent)	190,209	203,570	363,317	381,977
Retail cost of goods sold (exclusive of depreciation and rent)	102,451	106,262	177,748	186,756
Labor and other related expenses	315,725	326,336	617,027	633,561
Other store operating expenses (a)	96,435	101,014	196,875	198,679
Advertising expense	31,814	31,068	65,483	57,615
Store-level supplies expense	29,460	32,324	59,731	63,980
Store-level maintenance expense	33,495	31,150	71,126	61,797
Store-level utilities expense	26,299	24,469	53,133	49,502
General and administrative expenses	48,048	61,672	96,008	121,316
Other segment items (b)	418	2,451	3,891	3,151
Interest expense, net	4,033	4,978	7,757	10,800
Income (loss) before income taxes	(3,570)	24,145	(40,091)	25,394
Provision for income taxes (income tax benefit)	(4,852)	1,938	(16,751)	(1,657)
Segment profit (loss) and consolidated net income (loss)	$1,282	$22,207	$(23,340)	$27,051
(a)	Excludes advertising, store-level supplies, store-level maintenance and store-level utilities expenses which are disclosed separately.
(b)	Consists of impairment costs and store closing costs.

7.	Revenue Recognition

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Revenue:
Restaurant	$694,333	$750,478	$1,344,926	$1,433,749
Retail	180,484	198,961	327,079	360,779
Total revenue	$874,817	$949,439	$1,672,005	$1,794,528

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. For the quarter and six months ended January 30, 2026, gift card breakage was $266 and $8,118, respectively. For the quarter and six months ended January 31, 2025, gift card breakage was $363 and $9,552, respectively.

Deferred revenue related to the Company’s gift cards was $96,138 and $82,452, respectively, at January 30, 2026 and August 01, 2025 and is included in other current liabilities on the Condensed Consolidated Balance Sheets. Revenue recognized in the Condensed Consolidated Statements of Income for the six months ended January 30, 2026 and January 31, 2025 for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $22,714 and $23,865, respectively.

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

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of January 30, 2026 and August 01, 2025, deferred revenue related to the loyalty program was $8,144 and $5,419, respectively, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the components of lease cost for operating leases for the specified periods:

	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Operating lease cost	$27,436	$28,139	$55,137	$55,803
Short term lease cost	2,034	1,736	2,267	2,256
Variable lease cost	1,242	865	2,451	1,826
Total lease cost	$30,712	$30,740	$59,855	$59,885

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$24,443	$24,557	$48,964	$49,013
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$812	$437	$2,772	$2,080
Lease modifications or reassessments increasing (decreasing) right-of-use assets	$(644)	$1,257	$13,853	$13,214
Lease modifications removing right-of-use assets	$(724)	$(479)	$(4,890)	$(180)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of dates indicated:

	January 30, 2026	January 31, 2025
Weighted-average remaining lease term	14.78 Years	15.41 Years
Weighted-average discount rate	5.44%	5.42%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of January 30, 2026:

Year	Total
Remainder of 2026	$48,171
2027	79,205
2028	70,628
2029	65,764
2030	58,708
Thereafter	681,589
Total future minimum lease payments	1,004,065
Less imputed remaining interest	(329,110)
Total present value of operating lease liabilities	$674,955

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

9.	Net Income (Loss) Per Share and Weighted Average Shares

Basic consolidated net income (loss) per share is computed by dividing consolidated net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. For periods in which the Company reports a net loss, diluted consolidated net loss per share is the same as basic net loss per share because the effect of all potentially dilutive securities would be anti-dilutive. Common equivalent shares related to stock options and nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding stock options and nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The 2026 Notes, the 2030 Notes and warrants related to the 2026 Notes are calculated using the net share settlement option under the if converted method. The principal amount of the 2026 and the 2030 Notes will be settled in cash with any excess conversion value settled in cash or shares of common stock. Accordingly, the 2026 Notes have been excluded from the computation of diluted consolidated net income (loss) per share because the average market price of the Company’s common stock during the reporting periods did not exceed the conversion prices of $154.29 and $157.95, respectively, as of January 30, 2026 and January 31, 2025. Similarly, the 2030 Notes have been excluded from the computation of diluted consolidated net income (loss) per share because the average market price of the Company’s common stock during the reporting periods did not exceed the conversion price of $72.23 as of January 30, 2026. Warrants were excluded from the computation of diluted consolidated net income (loss) per share since the warrants’ strike prices of $216.01 and $221.13, respectively, were greater than the average market price of the Company’s common stock during the reporting periods as of January 30, 2026 and January 31, 2025. See Note 4 for additional information regarding the Company’s convertible senior notes.

The following table reconciles the components of diluted consolidated net income (loss) per share computations for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Net income (loss) per share numerator	$1,282	$22,207	$(23,340)	$27,051

Net income (loss) per share denominator:
Basic weighted average shares	22,345,041	22,258,289	22,317,016	22,238,013
Add potential dilution:
Nonvested stock awards and units and stock options	116,798	198,132	—	185,322
Diluted weighted average shares	22,461,839	22,456,421	22,317,016	22,423,335
10.
11.
10.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course. In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers. As of January 30, 2026, the Company had $8,703 of standby letters of credit related to securing reserved claims under workers’ compensation insurance. All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2025 Revolving Credit Facility. See Note 4 for additional information regarding the Company’s 2025 Revolving Credit Facility.

The Company has entered into lease guarantees in connection with the assignment to third-party lessees of certain Cracker Barrel and MSBC leases following closure of the related store locations. The Company is only obligated to perform the new lessees’ lease obligations in the event of non-performance by such lessees for a specified period. The guarantees have varying terms with the latest expiring in March 2033. As of January 30, 2026, the likelihood of payment by the Company under the guarantees is considered remote. No liability has been recorded in the Condensed Consolidated Balance Sheet as of January 30, 2026. The maximum aggregate potential future payments under the guarantees are estimated to be approximately $2,197.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business. The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of January 30, 2026.

11.	Subsequent Event

In March 2026, the Company expects to receive approximately $47,400, net of legal fees, pursuant to a settlement agreement resolving interchange fee litigation. The Company plans to record the proceeds in other income in the Consolidated Statement of Income (Loss) in the third quarter of 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc., and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept. As of January 30, 2026, we operated 656 Cracker Barrel stores in 43 states and 54 Maple Street Biscuit Company (“MSBC”) locations in ten states.

All dollar amounts reported or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are shown in thousands, except per share amounts and certain statistical information (e.g., number of stores). References to years in MD&A are to our fiscal year unless otherwise noted. MD&A provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. MD&A should be read in conjunction with the (i) condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 01, 2025 (the “2025 Form 10-K”). Except for specific historical information, many of the matters discussed in this report may express or imply projections of items such as revenues or expenditures, estimated capital expenditures, compliance with debt covenants, plans and objectives for future operations, store economics, inventory shrinkage, growth or initiatives, expected future economic performance or the expected outcome or impact of pending or threatened litigation. These and similar statements regarding events or results which we expect will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology. We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with inflationary conditions with respect to the price of commodities, ingredients, transportation, distribution and labor; disruptions to our restaurant or retail supply chain; effects of changes in international, national, regional and local economic and market conditions (such as the imposition of trade barriers or other changes in trade policy) on our business; our ability to manage retail inventory and merchandise mix; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance or liquidity; the impact of adverse or extreme weather events on sales and customer travel; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance our indebtedness, in whole or in part; our reliance on a single distribution facility and certain significant vendors, particularly for foreign-sourced retail products; information technology, disruptions and data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our compliance with privacy and data protection laws; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, health and safety, animal welfare, pensions, insurance or other undeterminable areas; the actual results of pending, future or threatened litigation or governmental investigations; our ability to manage the impact of negative social media attention and the costs and effects of negative publicity; the impact of activist shareholders; our ability to achieve aspirations, goals and projections related to our sustainability initiatives; our ability to enter successfully into new geographic markets that may be less familiar to us; changes in land, building materials and construction costs; the availability and cost of suitable sites for restaurant development and our ability to identify those sites; our ability to retain key personnel; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; general or regional economic weakness, business and societal conditions; discretionary income or personal expenditure activity of our customers; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of the 2025 Form 10-K, as well as other factors described from time to time in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Overview

We believe that Cracker Barrel’s brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage and build on that strength as a core competitive component of our business strategy. Our long-term strategy is anchored on three overarching business imperatives: driving relevancy, delivering food and experiences guests love, and growing profitability.

We believe there are significant challenges in the macroeconomic outlook for the coming quarters, including continued inflation volatility, high consumer debt levels and lower savings rates, as well as the potential uncertainty associated with the geopolitical environment and global trade, among other factors. In the second quarter of 2026, we continued to face challenges related to negative publicity from brand initiatives, including the launch of a new logo and modern test store remodels, to which we responded by returning to our former logo and discontinuing the modern test store remodels during the first quarter of 2026.

Our strategy is focused on improving the guest experience to drive an improvement in our traffic and includes enhancing our operations, connecting with guests through our menu, marketing and value proposition, and implementing cost savings to improve profitability.

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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	33.5	32.6	32.4	31.7
Labor and other related expenses	36.1	34.4	36.9	35.3
Other store operating expenses	24.8	23.2	26.7	24.0
General and administrative expenses	5.5	6.5	5.7	6.8
Impairment and store closing costs	—	0.2	0.2	0.2
Operating income (loss)	0.1	3.1	(1.9)	2.0
Interest expense, net	0.5	0.6	0.5	0.6
Income (loss) before income taxes	(0.4)	2.5	(2.4)	1.4
Provision for income taxes (income tax benefit)	(0.5)	0.2	(1.0)	(0.1)
Net income (loss)	0.1%	2.3%	(1.4)%	1.5%

The following table sets forth the change in the number of units in operation for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Opened during the period:
Cracker Barrel	—	—	—	—
MSBC	—	—	—	3
Closed during the period:
Cracker Barrel	—	(1)	(1)	(1)
MSBC	—	—	(14)	—
Units in operation at end of the period:
Cracker Barrel	656	657	656	657
MSBC	54	69	54	69
Total units at end of the period	710	726	710	726

Total Revenue

Total revenue for the second quarter and first six months of 2026 decreased 7.9% and 6.8%, respectively, as compared to the same periods in the prior year.

The following table highlights the key components of revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Revenue in dollars:
Restaurant	$694,333	$750,478	$1,344,926	$1,433,749
Retail	180,484	198,961	327,079	360,779
Total revenue	$874,817	$949,439	$1,672,005	$1,794,528
Total revenue by percentage relationships:
Restaurant	79.4%	79.0%	80.4%	79.9%
Retail	20.6%	21.0%	19.6%	20.1%
Average store volumes(1):
Restaurant	$1,037.1	$1,116.2	$2,003.6	$2,128.9
Retail	275.0	302.5	498.0	548.0
Total revenue	$1,312.1	$1,418.7	$2,501.6	$2,676.9
Comparable store sales increase (decrease) (2):
Restaurant	(7.1)%	4.7%	(6.0)%	3.8%
Retail	(9.2)%	0.2%	(8.9)%	(0.6)%
Restaurant and retail	(7.6)%	3.7%	(6.6)%	2.9%
Average check increase	3.4%	7.4%	3.1%	6.6%
Comparable restaurant guest traffic decrease(2):	(10.1)%	(2.7)%	(8.7)%	(2.8)%

(1)	Average store volumes include sales of all stores except for MSBC.
(2)	Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks. Comparable store sales and traffic exclude MSBC.

For the second quarter and first six months of 2026, our comparable store restaurant sales decreases resulted primarily from the guest traffic decreases partially offset by the average check increases. For the second quarter and first six months of 2026, the average check increases included average menu price increases of 4.2% in both periods.

Our retail sales are made substantially to our restaurant guests. For the second quarter and first six months of 2026, our comparable store retail sales decreases resulted primarily from the guest traffic decreases.

The decreases in guest traffic are primarily the result of negative publicity and customer reactions to certain recent brand initiatives, including the launch of a new logo and modern test store remodels in the first quarter of 2026, and lower consumer demand arising from multiple macroeconomic factors, including inflationary pressures, higher consumer debt levels and lower savings rates as well as the potential uncertainty associated with the geopolitical environment and global trade.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Cost of Goods Sold in dollars:
Restaurant	$190,209	$203,570	$363,317	$381,977
Retail	102,451	106,262	177,748	186,756
Total Cost of Goods Sold	$292,660	$309,832	$541,065	$568,733
Cost of Goods Sold by percentage of revenue:
Restaurant	27.4%	27.1%	27.0%	26.6%
Retail	56.8%	53.4%	54.3%	51.8%

The increases in restaurant cost of goods sold as a percentage of restaurant revenue for the second quarter and first six months of 2026 as compared to the same periods in the prior year were primarily driven by higher food waste, commodity inflation, increased discounts and a shift to higher cost menu items partially offset by menu pricing.

Commodity inflation was 1.3% and 1.7%, respectively, in the second quarter and first six months of 2026. We presently expect the rate of commodity inflation to be between 2.0% and 2.5% in 2026.

The increase in retail cost of goods sold as a percentage of retail revenue in the second quarter of 2026 as compared to the same period in the prior year resulted primarily from lower initial margin which was driven primarily by tariffs, higher markdowns, higher discounts and inventory shrinkage. Inventory shrinkage, as a percentage of total revenue, increased in the second quarter due to the decrease in the total revenue for the same period.

Second Quarter
Increase as Percentage
of Total Retail Revenue
Lower initial margin	1.6%
Markdowns	0.9%
Discounts	0.4%
Inventory shrinkage	0.4%

The increase in retail cost of goods sold as a percentage of retail revenue in the first six months of 2026 as compared to the same period in the prior year resulted primarily from lower initial margin which was driven primarily by tariffs, higher discounts, higher markdowns, inventory shrinkage and the change in the provision for obsolete inventory. Inventory shrinkage, as a percentage of total revenue, increased in the first six months due to the decrease in the total revenue for the same period.

First Six Months
Increase as a Percentage
of Total Retail Revenue
Lower initial margin	1.1%
Discounts	0.5%
Markdowns	0.3%
Inventory shrinkage	0.3%
Provision for obsolete inventory	0.3%

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

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. The following table highlights labor and related expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Labor and related expenses	36.1%	34.4%	36.9%	35.3%

These percentage changes for the second quarter and first six months of 2026 as compared to the same periods in the prior year resulted primarily from the following:

	Second Quarter	First Six Months
	Increase (Decrease)	Increase (Decrease)
	as a Percentage of	as a Percentage of
	Total Revenue	Total Revenue
Store management compensation	0.8%	0.8%
Store hourly labor	0.6%	0.6%
Employee health care expense	0.3%	0.3%
Payroll taxes	0.2%	0.2%
Store bonus expense	(0.2)%	(0.2)%

The increases in store hourly labor and store management compensation as a percentage of total revenue for the second quarter and first six months of 2026 as compared to the same periods in the prior year resulted primarily from lower productivity and the deleverage associated with the decrease in total revenue in the second quarter and first six months of 2026 as compared to the same periods in the prior year.

We presently expect the rate of wage inflation to be between 2.5% and 3.0% in 2026.

The increases in employee health care expense as a percentage of total revenue for the second quarter and first six months of 2026 as compared to the same periods in the prior year resulted primarily from unfavorable claim experience.

The increases in payroll taxes as a percentage of total revenue for the second quarter and first six months of 2026 as compared to the same periods in the prior year resulted primarily from the deleverage associated with the decrease in total revenue in the second quarter and first six months of 2026 as compared to the same periods in the prior year.

The decreases in store bonus expense as a percentage of total revenue for the second quarter and first six months of 2026 as compared to the same periods in the prior year resulted from lower performance against financial objectives in 2026 as compared to the prior year.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, advertising, operating supplies, third-party delivery fees, credit and gift card fees, real and personal property taxes, general insurance and manager conference expenses. Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Other store operating expenses	24.8%	23.2%	26.7%	24.0%

These percentage changes for the second quarter and first six months of 2026 as compared to the same periods in the prior year resulted primarily from the following:

	Second Quarter	First Six Months
	Increase as a Percentage	Increase as a Percentage
	of Total Revenue	of Total Revenue
Store occupancy costs	1.3%	1.8%
Advertising	0.3%	0.7%

The increases in store occupancy costs as a percentage of total revenue for the second quarter and the first six months of 2026 as compared to the same periods in the prior year resulted primarily the decreases in total revenue and increases in maintenance expenses in the second quarter and first six months of 2026 as compared to the same periods in the prior year. The increases in maintenance expenses included higher costs associated with snow removal due to adverse weather events in the second quarter and first six months of 2026 as compared to the same periods in the prior year.

The increases in advertising expense as a percentage of total revenue for the second quarter and first six months of 2026 as compared to the same periods in the prior year resulted primarily from higher media spending and the decreases in total revenue in the second quarter and the first six months of 2026 as compared to the same periods in the prior year.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
General and administrative expenses	5.5%	6.5%	5.7%	6.8%

These percentage changes for the second quarter and first six months of 2026 as compared to the same periods in the prior year resulted primarily from the following:

	Second Quarter	First Six Months
	(Decrease) Increase	(Decrease) Increase
	as a Percentage	as a Percentage
	of Total Revenue	of Total Revenue
Incentive compensation expense	(0.8)%	(0.9)%
Professional fees	(0.5)%	(0.6)%
Payroll and related expense	0.3%	0.4%

The decreases in incentive compensation expense as a percentage of total revenue in the second quarter and the first six months of 2026 as compared to the same periods in the prior year resulted primarily from lower performance against financial objectives in 2026 as compared to the same periods in the prior year.

The decreases in professional fees as a percentage of total revenue in the second quarter and the first six months of 2026 as compared to the same periods in the prior year resulted primarily from lower proxy contest expenses and lower costs associated with the Company’s strategic initiatives. In the second quarter and first six months of 2026, we incurred $2,633 and $4,072, respectively, in costs related to a proxy contest in connection with the Company’s 2025 annual shareholders meeting held on November 20, 2025. In the second quarter of 2025 and first six months of 2025, we incurred $5,263 and $8,220, respectively, in costs related to a proxy contest in connection with the Company’s 2024 annual shareholders meeting held on November 21, 2024. Costs associated with the Company’s strategic initiatives decreased by approximately $4,000 and $3,400, respectively, in the second quarter and first six months of 2026 as compared to the same periods in the prior year. Additionally, in the first six months of 2025, we incurred approximately $3,300 in connection with our settlement of wage-related disputes.

The increase in payroll and related expense as a percentage of total revenue in the second quarter and the first six months of 2026 as compared to the same periods in the prior year resulted primarily from severance costs related to a corporate restructuring.

Impairment and Store Closing Costs

During the second quarter and first six months of 2026, impairment charges of $418 were recorded for three Maple Street Biscuit Company (“MSBC”) locations as a result of the Company’s decision to not extend the leases for these locations. No stores were closed during the second quarter of 2026. During the first six months of 2026, one Cracker Barrel store and fourteen MSBC locations were closed because of poor operating performance, resulting in closing costs of $3,473 which included lease termination costs.

During the second quarter and first six months of 2025, we recorded impairment charges of $2,163 and $2,863, respectively, as a result of the deterioration in operating performance of three MSBC locations and two Cracker Barrel locations. One Cracker Barrel store was closed in the second quarter and first six months of 2025 resulting in closing costs of $288.

Operating Income (Loss)

Operating income (loss) consisted of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Operating income (loss)	$463	$29,123	$(32,334)	$36,194

In the second quarter and first six months of 2026, operating income (loss) decreased from the same periods in the prior year primarily due to the decreases in total revenue partially offset by lower cost of goods sold expenses, lower labor expenses, lower incentive compensation expense and lower professional fees. Additionally, for the first six months of 2026, higher media advertising and higher maintenance expenses further contributed to the operating loss in 2026.

Interest Expense, Net

The following table highlights interest expense in dollars for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Interest expense, net	$4,033	$4,978	$7,757	$10,800

The decreases in interest expense for the second quarter and first six months of 2026 as compared to the same periods in the prior year resulted primarily from lower weighted average debt levels under our revolving credit facility partially offset by the interest related to the 2030 Notes.

Provision for Income Taxes (Income Tax Benefit)

The following table highlights the provision for income taxes (income tax benefit) as a percentage of income (loss) before income taxes (“effective tax rate”) for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Effective tax rate	135.9%	8.0%	41.8%	(6.5)%

The increases in the effective tax rate in the second quarter and first six months of 2026 as compared to the same periods in the prior year are primarily due to the impact of employment credits on losses before tax as compared to the same periods in the prior year periods.

H.R. 1., also known as the One Big Beautiful Bill Act (the “OBBBA”), was enacted on July 4, 2025, with effective dates in 2025 through 2027. The legislation includes provisions that impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The provisions effective for the first six months of 2026 did not have a material impact on our financial position. We will continue to assess the potential impacts on our financial position as additional guidance related to the OBBBA is released.

The Company records its interim income tax benefit using the discrete-period computation method, as of January 30, 2026 and January 31, 2025, as allowed under Accounting Standards Codification 740-240, Accounting for Income Taxes – Interim Reporting. Use of the annualized effective tax rate (“AETR”) method would have resulted in an unreliable tax rate as small changes in the projected ordinary annual income would have resulted in significant changes in the AETR.

Net Income (Loss)

Net income (loss) consisted of the following for the specified periods:

	Quarter Ended		Six Months Ended
	January 30,	January 31,	January 30,	January 31,
	2026	2025	2026	2025
Net income (loss)	$1,282	$22,207	$(23,340)	$27,051

The decreases in net income in the second quarter and first six months of 2026 as compared to the same periods in the prior year resulted primarily from the decreases in operating income discussed above partially offset by a higher income tax benefit in the second quarter and first six months of 2026 as compared to the same periods in the prior year as discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under the 2025 Revolving Credit Facility. Cash generated from operations, together with our borrowing capacity under the 2025 Revolving Credit Facility, were sufficient to finance all of our dividend payments, working capital needs, interest payments on long-term debt obligations and other cash payment obligations in the first six months of 2026.

We believe that cash on hand at January 30, 2026, along with cash expected to be generated from our operating activities and the borrowing capacity under our 2025 Revolving Credit Facility, will be sufficient to finance our continuing operations, debt service, dividend payments, capital expenditures and working capital needs for the next twelve months and thereafter. Our ability to draw on our 2025 Revolving Credit Facility is subject to the satisfaction of the provisions of the credit facility, as amended, and we believe we will be able to refinance our 2025 Revolving Credit Facility and other debt instruments prior to maturity.

Cash Generated From (Used In) Operations

Our operating activities used net cash of $2,169 for the first six months of 2026 as compared to $93,693 net cash provided during the same period in the prior year. This change was primarily driven by the operating loss in the first six months of 2026 and the timing of payments for accounts payable.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $60,747 for the first six months of 2026 as compared to $76,986 for the same period in the prior year. Our capital expenditures consisted primarily of capital investments for existing stores, capital expenditures for strategic initiatives and new store locations. The decrease in capital expenditures in the first six months of 2026 compared to the same period in the prior year resulted primarily from lower capital investments in existing stores and reduced spending on strategic initiatives.

We currently expect capital expenditures to be approximately $105,000 to $115,000 in 2026. This estimate includes our maintenance and technology initiatives as well as the acquisition of sites and construction costs of new locations that we plan to open during 2026. We intend to fund our capital expenditures with cash generated by operations and borrowings under our 2025 Revolving Credit Facility, as necessary.

Borrowing Capacity, Debt Covenants and Notes

On May 16, 2025, the Company entered into a five-year $800,000 credit facility (the “2025 Credit Facility”). The 2025 Credit Facility consists of a $550,000 revolving credit facility (the “2025 Revolving Credit Facility”), which includes a $25,000 swingline subfacility and a $75,000 letter of credit subfacility. The 2025 Credit Facility also provides for an uncommitted accordion feature that allows the Company to increase the 2025 Revolving Credit Facility by up to $200,000, plus any additional amount that would not cause the Company to exceed a consolidated total leverage ratio of 3:50:1:00 (subject to securing additional commitments from existing lenders or new lending institutions). The 2025 Credit Facility also provided for a $250,000 delayed draw term loan facility (the “Delayed Draw Term Facility”) which was terminated on June 13, 2025 in connection with the Company’s issuance and sale of the 2030 Notes.

At January 30, 2026, we had $45,500 of outstanding borrowings under the 2025 Revolving Credit Facility and $8,703 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance, which reduce our borrowing availability under the 2025 Revolving Credit Facility. At January 30, 2026, we had $495,797 in borrowing availability under our 2025 Revolving Credit Facility. During the first six months of 2026, we borrowed $198,000 and repaid $152,500 under the 2025 Revolving Credit Facility.

Our 2025 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated senior secured leverage ratio and a minimum consolidated interest coverage ratio. Under the 2025 Revolving Credit Facility, the maximum consolidated total leverage ratio financial covenant applies unless the Company elects the consolidated senior secured leverage ratio financial covenant in lieu of the consolidated total leverage ratio. During the second quarter of 2026, the Company elected to implement the consolidated senior secured leverage ratio in accordance with the terms of the 2025 Revolving Credit Facility. We were in compliance with the 2025 Revolving Credit Facility’s financial covenants at January 30, 2026. We expect to be in compliance with the 2025 Revolving Credit Facility’s financial covenants for the term of the facility.

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

During the first six months of 2026, we paid a regular dividend of $0.50 per share and declared a dividend of $0.25 per share that was subsequently paid on February 11, 2026, to shareholders of record on January 16, 2026. In addition, in the third quarter of 2026, our Board of Directors approved a regular dividend payable on May 13, 2026 to shareholders of record as of April 10, 2026 of $0.25 per share.

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments. In the first quarter of 2026, our Board of Directors approved a share repurchase authorization to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $100,000. We did not repurchase any shares of our common stock in the first six months of 2026.

During the first six months of 2026, we issued 83,065 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,934.

Litigation Settlement

In third quarter of 2026, the Company expects to receive and record approximately $47,400, net of legal fees, pursuant to a settlement agreement resolving interchange fee litigation.

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

Like many other restaurant companies, we are able to, and often do, operate with negative working capital. We had negative working capital of $297,266 at January 30, 2026 as compared to negative working capital of $312,491 at August 01, 2025. The change in working capital at January 30, 2026 as compared to August 01, 2025 primarily resulted from lower accounts payable due to timing of payments and lower incentive compensation accruals due to lower performance in the first six months of 2026 partially offset by the decrease in cash and the increase in sales our gift cards during the holiday shopping season.

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

Interest Rate Risk. We have interest rate risk relative to our outstanding borrowings under our revolving credit facility. At January 30, 2026, our outstanding borrowings totaled $45,500 under our 2025 Revolving Credit Facility (see Note 4 to the Condensed Consolidated Financial Statements). In accordance with the 2025 Revolving Credit Facility, outstanding borrowings bear interest, at our election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) one-month Term SOFR plus 1.0%, in each case plus an applicable margin based on the Company’s consolidated total leverage ratio. Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4 to our Condensed Consolidated Financial Statements). Additionally, the 2026 Notes and the 2030 Notes bear cash interest at a fixed rate of 0.625% and 1.75%, respectively, per annum.

The impact of a one-percentage point increase or decrease in the $45,500 of our outstanding borrowings under our 2025 Revolving Credit Facility is approximately $460 on a pre-tax annualized basis.

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

ITEM 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of January 30, 2026, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended January 30, 2026 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2025 Form 10-K.

ITEM 5. Other Information

During the quarter ended January 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

In March 2026, the Company expects to receive approximately $47,400, net of legal fees, pursuant to a settlement agreement resolving interchange fee litigation.

ITEM 6. Exhibits

INDEX TO EXHIBITS

Exhibit
3.1

Amended and Restated Charter of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on April 10, 2012 (Commission File No. 001-25225)

3.2

Third Amended and Restated Bylaws of Cracker Barrel Old Country Store, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on May 16, 2025)

10.1

Cracker Barrel Old Country Store, Inc. 2020 Omnibus Stock and Incentive Plan (as amended) † (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on November 24, 2025)

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

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: March 4, 2026	By: /s/Craig A. Pommells
Craig A. Pommells, Senior Vice President, Chief Financial Officer

Date: March 4, 2026	By: /s/Brian T. Vaclavik
Brian T. Vaclavik, Vice President, Corporate Controller and
Principal Accounting Officer