Form 10-Q
period 2026-05-01
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2026-06-09
CIK 1067294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 01, 2026

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

22,351,460 Shares of Common Stock

Outstanding as of June 01, 2026

CRACKER BARREL OLD COUNTRY STORE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 01,	August 01,
	2026	2025*
ASSETS
Current Assets:
Cash and cash equivalents	$26,050	$39,643
Accounts receivable	34,689	35,070
Income taxes receivable	7,602	12,820
Inventories	179,935	180,585
Prepaid expenses and other current assets	42,276	44,994
Total current assets	290,552	313,112
Property and equipment	2,552,423	2,520,468
Less: Accumulated depreciation and amortization	1,596,563	1,553,492
Property and equipment – net	955,860	966,976
Operating lease right-of-use assets, net	764,571	806,084
Intangible assets	24,325	24,350
Other assets	52,569	51,362
Total assets	$2,087,877	$2,161,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$131,002	$169,848
Current portion of long-term debt	149,850	149,178
Other current liabilities	299,203	306,577
Total current liabilities	580,055	625,603
Long-term debt	336,783	335,457
Long-term operating lease liabilities	608,049	644,026
Other long-term obligations	97,520	95,109
Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 22,351,460 shares issued and outstanding at May 01, 2026, and 22,267,724 shares issued and outstanding at August 01, 2025	224	223
Additional paid-in capital	11,757	10,515
Retained earnings	453,489	450,951
Total shareholders’ equity	465,470	461,689
Total liabilities and shareholders’ equity	$2,087,877	$2,161,884

See Notes to unaudited Condensed Consolidated Financial Statements.

*

This Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of August 01, 2025, as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended August 01, 2025.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025

Total revenue	$797,367	$821,147	$2,469,372	$2,615,675
Cost of goods sold (exclusive of depreciation and rent)	240,973	247,280	782,038	816,013
Labor and other related expenses	302,083	304,781	919,110	938,342
Other store operating expenses	198,198	207,486	644,546	639,059
General and administrative expenses	49,393	46,025	145,401	167,341
Impairment and store closing costs	—	718	3,891	3,869
Operating income (loss)	6,720	14,857	(25,614)	51,051
Other income:
Litigation settlement income	(47,422)	—	(47,422)	—
Interest expense, net	3,668	4,984	11,425	15,784
Income before income taxes	50,474	9,873	10,383	35,267
Provision for income taxes (income tax benefit)	7,663	(2,701)	(9,088)	(4,358)
Net income	$42,811	$12,574	$19,471	$39,625

Net income per share:
Basic	$1.92	$0.56	$0.87	$1.78
Diluted	$1.90	$0.56	$0.86	$1.77

Weighted average shares:
Basic	22,351,318	22,264,782	22,328,450	22,246,936
Diluted	22,500,168	22,459,281	22,513,419	22,435,317

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited and in thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at August 01, 2025	22,267,724	$223	$10,515	$450,951	$461,689
Comprehensive Loss:
Net loss	—	—	—	(24,622)	(24,622)
Total comprehensive loss	—	—	—	(24,622)	(24,622)
Cash dividends declared - $0.25 per share	—	—	—	(5,475)	(5,475)
Share-based compensation	—	—	(921)	—	(921)
Issuance of share-based compensation awards, net of shares withheld for employee taxes	58,842	—	(1,903)	—	(1,903)
Balances at October 31, 2025	22,326,566	$223	$7,691	$420,854	$428,768
Comprehensive Income:
Net income	—	—	—	1,282	1,282
Total comprehensive income	—	—	—	1,282	1,282
Cash dividends declared - $0.25 per share	—	—	—	(5,752)	(5,752)
Share-based compensation	—	—	1,560	—	1,560
Issuance of share-based compensation awards, net of shares withheld for employee taxes	24,223	1	(32)	—	(31)
Balances at January 30, 2026	22,350,789	$224	$9,219	$416,384	$425,827
Comprehensive Income:
Net income	—	—	—	42,811	42,811
Total comprehensive income	—	—	—	42,811	42,811
Cash dividends declared - $0.25 per share	—	—	—	(5,706)	(5,706)
Share-based compensation	—	—	2,547	—	2,547
Issuance of share-based compensation awards, net of shares withheld for employee taxes	671	—	(9)	—	(9)
Balances at May 01, 2026	22,351,460	$224	$11,757	$453,489	$465,470

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at August 02, 2024	22,203,043	$222	$12,575	$427,352	$440,149
Comprehensive Income:
Net income	—	—	—	4,844	4,844
Total comprehensive income	—	—	—	4,844	4,844
Cash dividends declared - $0.25 per share	—	—	—	(5,679)	(5,679)
Share-based compensation	—	—	2,625	—	2,625
Issuance of share-based compensation awards, net of shares withheld for employee taxes	39,185	—	(1,239)	—	(1,239)
Balances at November 01, 2024	22,242,228	$222	$13,961	$426,517	$440,700
Comprehensive Income:
Net income	—	—	—	22,207	22,207
Total comprehensive income	—	—	—	22,207	22,207
Cash dividends declared - $0.25 per share	—	—	—	(5,732)	(5,732)
Share-based compensation	—	—	3,880	—	3,880
Issuance of share-based compensation awards, net of shares withheld for employee taxes	21,253	1	(141)	—	(140)
Balances at January 31, 2025	22,263,481	$223	$17,700	$442,992	$460,915
Comprehensive income:
Net income	—	—	—	12,574	12,574
Total comprehensive income	—	—	—	12,574	12,574
Cash dividends declared - $0.25 per share	—	—	—	(5,680)	(5,680)
Share-based compensation	—	—	1,551	—	1,551
Issuance of share-based compensation awards, net of shares withheld for employee taxes	3,470	—	(49)	—	(49)
Balances at May 02, 2025	22,266,951	$223	$19,202	$449,886	$469,311

See Notes to unaudited Condensed Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended
	May 01,	May 02,
	2026	2025
Cash flows from operating activities:
Net income	$19,471	$39,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,760	90,379
Amortization of debt issuance costs	1,998	1,329
Loss on disposition of property and equipment	5,066	6,249
Impairment	418	3,581
Share-based compensation	3,186	8,056
Noncash lease expense	45,735	45,560
Amortization of asset recognized from gain on sale and leaseback transactions	9,551	9,551
Changes in assets and liabilities:
Inventories	650	12,263
Other current assets	8,317	(12,845)
Accounts payable	(38,846)	(41,171)
Other current liabilities	(7,173)	10,066
Long-term operating lease liabilities	(48,716)	(49,156)
Other long-term assets and liabilities	1,089	(6,810)
Net cash provided by operating activities	92,506	116,677

Cash flows from investing activities:
Purchase of property and equipment	(90,075)	(113,672)
Proceeds from insurance recoveries of property and equipment	2,179	458
Proceeds from sale of property and equipment	1,301	1,829
Net cash used in investing activities	(86,595)	(111,385)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	238,000	308,500
Principal payments under long-term debt	(238,000)	(297,075)
Taxes withheld from issuance of share-based compensation awards	(1,943)	(1,428)
Dividends on common stock	(17,561)	(17,510)
Net cash used in financing activities	(19,504)	(7,513)

Net decrease in cash and cash equivalents	(13,593)	(2,221)
Cash and cash equivalents, beginning of period	39,643	12,035
Cash and cash equivalents, end of period	$26,050	$9,814

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,793	$13,590
Income taxes, net of refunds	$(17,366)	$8,035

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$3,336	$5,450
Dividends declared but not yet paid	$6,484	$7,016

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

2.	Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis at May 01, 2026 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$17,001	$—	$—	$17,001
Total	$17,001	$—	$—	$17,001
Deferred compensation plan assets**				24,077
Total assets at fair value				$41,078

The Company’s assets measured at fair value on a recurring basis at August 01, 2025 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$27,501	$—	$—	$27,501
Total	$27,501	$—	$—	$27,501
Deferred compensation plan assets**				22,700
Total assets at fair value				$50,201

*Consists of money market fund investments.

**Represents plan assets invested in mutual funds established under a rabbi trust for the Company’s non-qualified savings plan and is included in the Condensed Consolidated Balance Sheets as other assets.

The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of the Company’s accounts receivable and accounts payable approximate their carrying amounts because of their short duration. The Company did not have any liabilities measured at fair value on a recurring basis at May 01, 2026 or August 01, 2025. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amount. The Company did not have any outstanding borrowings under its variable rate debt under the 2025 Revolving Credit Facility at May 01, 2026 or August 01, 2025.

The Company’s financial instruments that are not remeasured at fair value include the 0.625% Convertible Senior Notes due 2026 (the “2026 Notes”) and the 1.75% Convertible Senior Notes due 2030 (the “2030 Notes”). See Note 4 for further information on the 2026 Notes and the 2030 Notes. The Company estimates the fair value of the 2026 and the 2030 Notes through consideration of quoted market prices of similar instruments, classified as Level 2. The estimated fair value of the 2026 Notes was $148,688 and $144,075 as of May 01, 2026 and August 01, 2025, respectively. The estimated fair value of the 2030 Notes was $280,150 and $374,246 as of May 01, 2026 and August 01, 2025, respectively.

3.	Inventories

Inventories were comprised of the following as of the dates indicated:

	May 01, 2026	August 01, 2025
Retail	$133,002	$135,631
Restaurant	27,411	25,482
Supplies	19,522	19,472
Total	$179,935	$180,585
4.
5.

4.Debt

On May 16, 2025, the Company entered into a five-year $800,000 credit facility (the “2025 Credit Facility”). The 2025 Credit Facility consists of a $550,000 revolving credit facility (the “2025 Revolving Credit Facility”), which includes an up to $25,000 swingline subfacility and an up to $75,000 letter of credit subfacility. The 2025 Credit Facility also provides for an uncommitted accordion feature that allows the Company to increase the 2025 Revolving Credit Facility by up to $200,000, plus any additional amount that would not cause the Company to exceed a consolidated total leverage ratio of 3.50 to 1.00 (subject to securing additional commitments from existing lenders or new lending institutions). The 2025 Credit Facility also initially provided for a $250,000 delayed draw term loan facility (the “Delayed Draw Term Facility”), which was terminated on June 13, 2025 in connection with the Company’s issuance and sale of $345,000 aggregate principal amount of the 2030 Notes. See further information regarding the 2030 Notes described below. On May 01, 2026 and August 01, 2025, the Company had no borrowings under the 2025 Revolving Credit Facility.

As of May 01, 2026, the Company had $8,703 of standby letters of credit, which reduce the Company’s borrowing availability under the 2025 Revolving Credit Facility (see Note 11 for more information on the Company’s standby letters of credit). As of May 01, 2026, the Company had $541,297 in borrowing availability under the 2025 Revolving Credit Facility.

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

The 2025 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated senior secured leverage ratio and a minimum consolidated interest coverage ratio. At May 01, 2026, the Company was in compliance with all financial covenants under the 2025 Revolving Credit Facility.

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

The initial conversion rate applicable to the 2026 Notes was 5.3153 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes, which represented an initial conversion price of approximately $188.14 per share of the Company’s common stock, a premium of 25.0% over the last reported sale price of $150.51 per share on June 15, 2021, the date on which the 2026 Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events, including the payment of dividends to holders of the Company’s common stock. As of May 01, 2026, the conversion rate, as adjusted, was 6.5367 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

During any calendar quarter commencing after September 30, 2021, in which the closing price of the Company’s common stock exceeds 130% of the applicable conversion price of the 2026 Notes on at least 20 of the last 30 consecutive trading days of the quarter, holders may, in the quarter immediately following, convert all or a portion of their 2026 Notes. When a conversion notice is received, the Company has the option to pay or deliver the conversion amount entirely in cash or a combination of cash and shares of the Company’s common stock. The Company did not elect the option to require net cash settlement for the 2026 Notes prior to the applicable election deadline. As of May 01, 2026, the Company’s common stock price did not exceed the conversion price of the 2026 Notes. Accordingly, the Company expects the 2026 Notes to be settled solely in cash at maturity plus accrued interest. As of May 01, 2026 and August 01, 2025, the 2026 Notes are classified as a current liability due to their maturity date in 2026.

The following table includes the outstanding principal amount and carrying value of the 2026 Notes as of the dates indicated:

	May 01, 2026	August 01, 2025
Liability component
Principal	$150,000	$150,000
Less: Debt issuance costs	150	822
Net carrying amount	$149,850	$149,178
(1)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the 2026 Notes.

The effective rate of the 2026 Notes over their expected life is 1.23%. The following is a summary of interest expense for the 2026 Notes for specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Coupon interest	$234	$474	$703	$1,422
Amortization of issuance costs	225	443	672	1,329
Total interest expense	$459	$917	$1,375	$2,751

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

The initial conversion rate applicable to the 2030 Notes was 13.8455 shares of the Company’s common stock per $1,000 principal amount of 2030 Notes, which represented an initial conversion price of approximately $72.23 per share of the Company’s common stock, a premium of approximately 32.5% over the last reported sale price of $54.51 per share on June 10, 2025, the date on which the 2030 Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events. On May 01, 2026, the conversion rate was 13.8455 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the 2030 Notes offering were approximately $335,000, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

During any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, holders may, in the immediate quarter following, convert all or a portion of their 2030 Notes. The holders of the 2030 Notes were not eligible to convert their 2030 Notes during the first nine months of 2026 or during 2025. When a conversion notice is received, the Company will settle any conversions by paying or delivering, as applicable, cash or, if applicable and at the Company’s election, a combination of cash (which shall not be less than $1,000 for each $1,000 principal amount of 2030 Notes being settled) and shares of the Company’s common stock, based on the applicable conversion rate(s) at the time of each such conversion. Accordingly, as of May 01, 2026, the Company was not required to settle the 2030 Notes and, therefore, the 2030 Notes are classified as long-term debt.

The following table includes the outstanding principal amount and carrying value of the 2030 Notes as of the period indicated:

	May 01, 2026	August 01, 2025
Liability component
Principal	$345,000	$345,000
Less: Debt issuance costs	8,217	9,543
Net carrying amount	$336,783	$335,457

(2)	Debt issuance costs are amortized to interest expense using the effective interest method over the expected life of the 2030 Notes.

The effective rate of the 2030 Notes over their expected life is 2.33%.

The following is a summary of interest expense for the 2030 Notes for the quarter and first nine months ended May 01, 2026:

	Quarter Ended	Nine Months Ended
	May 01,	May 01,
	2026	2026
Coupon interest	$1,509	$4,528
Amortization of issuance costs	444	1,326
Total interest expense	$1,953	$5,854

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

The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlaid the 2026 Notes and are expected generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2026 Notes. By default, the Warrant Transactions are net share settled and the Company has the option to settle in cash or shares. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. As of May 01, 2026, the strike price, as adjusted, of the Warrant Transactions was $214.18 per share as a result of dividends declared since the 2026 Notes were issued. As of May 01, 2026, the market price of the Company’s common stock did not exceed the conversion price of the 2026 Notes or the strike price of the Warrant Transactions. As a result, the Convertible Note Hedge Transactions and Warrant Transactions were not economically exercisable, and no cash settlement, share settlement, or dilution had occurred as of May 01, 2026.

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

The following table presents information on the Company’s reportable segment and consolidated net income:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Total revenue	$797,367	$821,147	$2,469,372	$2,615,675
Restaurant cost of goods sold (exclusive of depreciation and rent)	171,832	177,896	535,149	559,873
Retail cost of goods sold (exclusive of depreciation and rent)	69,141	69,384	246,889	256,140
Labor and other related expenses	302,083	304,781	919,110	938,342
Other store operating expenses (a)	93,391	96,951	290,266	295,630
Advertising expense	23,100	29,658	88,583	87,273
Store-level supplies expense	25,847	27,662	85,578	91,642
Store-level maintenance expense	30,030	29,467	101,156	91,264
Store-level utilities expense	25,830	23,748	78,963	73,250
General and administrative expenses	49,393	46,025	145,401	167,341
Other segment items (b)	—	718	3,891	3,869
Litigation settlement income	(47,422)	—	(47,422)	—
Interest expense, net	3,668	4,984	11,425	15,784
Income before income taxes	50,474	9,873	10,383	35,267
Provision for income taxes (income tax benefit)	7,663	(2,701)	(9,088)	(4,358)
Segment profit and consolidated net income	$42,811	$12,574	$19,471	$39,625
(a)	Excludes advertising, store-level supplies, store-level maintenance and store-level utilities expenses which are disclosed separately.
(b)	Consists of impairment costs and store closing costs.

7.	Revenue Recognition

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

Disaggregation of revenue

Total revenue was comprised of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Revenue:
Restaurant	$658,399	$679,341	$2,003,325	$2,113,090
Retail	138,968	141,806	466,047	502,585
Total revenue	$797,367	$821,147	$2,469,372	$2,615,675

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

The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. For the quarter and nine months ended May 01, 2026, gift card breakage was $1,173 and $9,290, respectively. For the quarter and nine months ended May 02, 2025, gift card breakage was $1,357 and $10,909, respectively.

Deferred revenue related to the Company’s gift cards was $83,611 and $82,452, respectively, at May 01, 2026 and August 01, 2025 and is included in other current liabilities on the Condensed Consolidated Balance Sheets. Revenue recognized in the Condensed Consolidated Statements of Income for the nine months ended May 01, 2026 and May 02, 2025 for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $28,710 and $30,047, respectively.

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

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of May 01, 2026 and August 01, 2025, deferred revenue related to the loyalty program was $10,040 and $5,419, respectively, and is included in other current liabilities on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the components of lease cost for operating leases for the specified periods:

	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Operating lease cost	$27,301	$27,701	$82,438	$83,504
Short term lease cost	245	537	2,512	2,793
Variable lease cost	1,024	935	3,475	2,761
Total lease cost	$28,570	$29,173	$88,425	$89,058

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$24,367	$24,610	$73,331	$73,623
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$715	$4,629	$3,487	$6,709
Lease modifications or reassessments increasing right-of-use assets	$1,363	$6,981	$15,216	$20,195
Lease modifications removing right-of-use assets	$(41)	$(179)	$(4,931)	$(785)

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of dates indicated:

	May 01, 2026	May 02, 2025
Weighted-average remaining lease term	14.70 Years	15.30 Years
Weighted-average discount rate	5.47%	5.45%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of May 01, 2026:

Year	Total
Remainder of 2026	$24,351
2027	81,251
2028	71,122
2029	66,149
2030	58,774
Thereafter	681,838
Total future minimum lease payments	983,485
Less imputed remaining interest	(321,974)
Total present value of operating lease liabilities	$661,511

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

9.Litigation Settlement

In March 2026, the Company received $47,422, net of legal fees, pursuant to a settlement agreement resolving interchange fee litigation. This amount is recorded in the litigation settlement income line on the Consolidated Statement of Income.

10.	Net Income Per Share and Weighted Average Shares

Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue shares of common stock were exercised or converted into shares of common stock and is based upon the weighted average number of shares of common stock and common equivalent shares outstanding during the reporting period. For periods in which the Company reports a net loss, diluted consolidated net loss per share is the same as basic net loss per share because the effect of all potentially dilutive securities would be anti-dilutive. Common equivalent shares related to stock options and nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding stock options and nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. The 2026 Notes, the 2030 Notes and warrants related to the 2026 Notes are calculated using the net share settlement option under the if converted method. The principal amount of the 2026 and the 2030 Notes will be settled in cash with any excess conversion value settled in cash or shares of common stock. Accordingly, the 2026 Notes have been excluded from the computation of diluted consolidated net income per share because the average market price of the Company’s common stock during the reporting periods did not exceed the conversion prices of $152.98 and $156.93, respectively, as of May 01, 2026 and May 02, 2025. Similarly, the 2030 Notes have been excluded from the computation of diluted consolidated net income per share because the average market price of the Company’s common stock during the reporting periods did not exceed the conversion price of $72.23 as of May 01, 2026. Warrants were excluded from the computation of diluted consolidated net income per share since the warrants’ strike prices of $214.18 and $219.71, respectively, were greater than the average market price of the Company’s common stock during the reporting periods as of May 01, 2026 and May 02, 2025. See Note 4 for additional information regarding the Company’s convertible senior notes.

The following table reconciles the components of diluted consolidated net income per share computations for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Net income per share numerator	$42,811	$12,574	$19,471	$39,625

Net income per share denominator:
Basic weighted average shares	22,351,318	22,264,782	22,328,450	22,246,936
Add potential dilution:
Nonvested stock awards and units and stock options	148,850	194,499	184,969	188,381
Diluted weighted average shares	22,500,168	22,459,281	22,513,419	22,435,317
11.
12.
11.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course. In the opinion of management, based upon information currently available, the ultimate liability with respect to these contingencies will not materially affect the Company’s financial statements.

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers. As of May 01, 2026, the Company had $8,703 of standby letters of credit related to securing reserved claims under workers’ compensation insurance. All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2025 Revolving Credit Facility. See Note 4 for additional information regarding the Company’s 2025 Revolving Credit Facility.

The Company has entered into lease guarantees in connection with the assignment to third-party lessees of certain Cracker Barrel and MSBC leases following closure of the related store locations. The Company is only obligated to perform the new lessees’ lease obligations in the event of non-performance by such lessees for a specified period. The guarantees have varying terms with the latest expiring in March 2033. As of May 01, 2026, the likelihood of payment by the Company under the guarantees is considered remote. No liability has been recorded in the Condensed Consolidated Balance Sheet as of May 01, 2026. The maximum aggregate potential future payments under the guarantees are estimated to be approximately $2,110.

The Company enters into certain indemnification agreements in favor of third parties in the ordinary course of business. The Company believes that the probability of incurring an actual liability under such indemnification agreements is sufficiently remote that no such liability has been recorded in the Condensed Consolidated Balance Sheet as of May 01, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cracker Barrel Old Country Store, Inc., and its subsidiaries (collectively, the “Company,” “our” or “we”) are principally engaged in the operation and development in the United States of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept. As of May 01, 2026, we operated 657 Cracker Barrel stores in 43 states and 52 Maple Street Biscuit Company (“MSBC”) locations in ten states.

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

We believe there are significant challenges in the macroeconomic outlook for the coming quarters, including continued inflation volatility, high consumer debt levels and lower savings rates, as well as the potential uncertainty associated with the geopolitical environment and global trade, among other factors. During  2026, we have faced challenges related to negative publicity from brand initiatives, including the launch of a new logo and modern test store remodels, to which we responded by returning to our former logo and discontinuing the modern test store remodels during the first quarter of 2026.

Our strategy is focused on improving the guest experience to drive an improvement in our traffic and includes enhancing our operations, deepening our connection with guests through our menu, marketing and value proposition, and improving profitability.

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

Results of Operations

The following table highlights our operating results by percentage relationships to total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.2	30.1	31.7	31.2
Labor and other related expenses	37.9	37.1	37.2	35.9
Other store operating expenses	24.9	25.3	26.1	24.4
General and administrative expenses	6.2	5.6	5.9	6.4
Impairment and store closing costs	—	0.1	0.1	0.1
Operating income (loss)	0.8	1.8	(1.0)	2.0
Other income:
Litigation settlement income	(5.9)	—	(1.9)	—
Interest expense, net	0.4	0.6	0.5	0.7
Income before income taxes	6.3	1.2	0.4	1.3
Provision for income taxes (income tax benefit)	0.9	(0.3)	(0.4)	(0.2)
Net income	5.4%	1.5%	0.8%	1.5%

The following table sets forth the change in the number of units in operation for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Opened during the period:
Cracker Barrel	1	1	1	1
MSBC	—	1	—	4
Closed during the period:
Cracker Barrel	—	—	(1)	(1)
MSBC	(2)	—	(16)	—
Units in operation at end of the period:
Cracker Barrel	657	658	657	658
MSBC	52	70	52	70
Total units at end of the period	709	728	709	728

Total Revenue

Total revenue for the third quarter and first nine months of 2026 decreased 2.9% and 5.6%, respectively, as compared to the same periods in the prior year.

The following table highlights the key components of revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Revenue in dollars:
Restaurant	$658,399	$679,341	$2,003,325	$2,113,090
Retail	138,968	141,806	466,047	502,585
Total revenue	$797,367	$821,147	$2,469,372	$2,615,675
Total revenue by percentage relationships:
Restaurant	82.6%	82.7%	81.1%	80.8%
Retail	17.4%	17.3%	18.9%	19.2%
Average store volumes(1):
Restaurant	$980.7	$1,006.0	$2,984.2	$3,134.8
Retail	211.4	215.3	709.5	763.4
Total revenue	$1,192.1	$1,221.3	$3,693.7	$3,898.2
Comparable store sales increase (decrease) (2):
Restaurant	(2.6)%	1.0%	(4.9)%	2.9%
Retail	(1.8)%	(3.8)%	(6.9)%	(1.5)%
Restaurant and retail	(2.5)%	0.1%	(5.3)%	2.0%
Average check increase	4.3%	6.6%	3.5%	6.6%
Comparable restaurant guest traffic decrease(2):	(6.7)%	(5.6)%	(8.1)%	(3.7)%

(1)	Average store volumes include sales of all stores except for MSBC.
(2)	Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks. Comparable store sales and traffic exclude MSBC.

For the third quarter and first nine months of 2026, our comparable store restaurant sales decreases resulted primarily from the guest traffic decreases partially offset by the average check increases. For the third quarter and first nine months of 2026, the average check increases included average menu price increases of 4.4% and 4.2%, respectively.

Our retail sales are made substantially to our restaurant guests. For the third quarter and first nine months of 2026, our comparable store retail sales decreases resulted primarily from the guest traffic decreases.

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

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold (exclusive of depreciation and rent) in dollar amounts and as percentages of revenues for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Cost of Goods Sold in dollars:
Restaurant	$171,832	$177,896	$535,149	$559,873
Retail	69,141	69,384	246,889	256,140
Total Cost of Goods Sold	$240,973	$247,280	$782,038	$816,013
Cost of Goods Sold by percentage of revenue:
Restaurant	26.1%	26.2%	26.7%	26.5%
Retail	49.8%	48.9%	53.0%	51.0%

The decrease in restaurant cost of goods sold as a percentage of restaurant revenue for the third quarter of 2026 as compared to the same period in the prior year was primarily driven by menu pricing increases partially offset by commodity inflation. The increase in restaurant cost of goods sold as a percentage of restaurant revenue for the first nine months of 2026 as compared to the same period in the prior year was primarily driven by higher food waste, commodity inflation, increased discounts and a shift to higher cost menu items partially offset by menu pricing increases.

Commodity inflation was 2.5% and 2.0%, respectively, in the third quarter and first nine months of 2026. We presently expect the rate of commodity inflation to be in the low 2.0% range in 2026.

The increase in retail cost of goods sold as a percentage of retail revenue in the third quarter of 2026 as compared to the same period in the prior year resulted primarily from lower initial margin which was driven primarily by tariffs, higher discounts and lower vendor allowances partially offset by lower inventory shrinkage.

Third Quarter
Increase (Decrease)
as a Percentage of
Total Retail Revenue
Lower initial margin	0.7%
Discounts	0.2%
Vendor allowances	0.2%
Inventory shrinkage	(0.3)%

The increase in retail cost of goods sold as a percentage of retail revenue in the first nine months of 2026 as compared to the same period in the prior year resulted primarily from lower initial margin which was driven primarily by tariffs, higher discounts, higher markdowns, the change in the provision for obsolete inventory and inventory shrinkage.

First Nine Months
Increase as a Percentage
of Total Retail Revenue
Lower initial margin	1.1%
Discounts	0.4%
Markdowns	0.2%
Provision for obsolete inventory	0.1%
Inventory shrinkage	0.1%

Additional changes in tariff rates or trade policy could materially affect our operating results and financial condition, and this ongoing uncertainty introduces additional volatility and risk and may affect consumer demand in ways that are difficult to predict.

Labor and Related Expenses

Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. The following table highlights labor and related expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Labor and related expenses	37.9%	37.1%	37.2%	35.9%

The percentage changes for the third quarter and first nine months of 2026 as compared to the same periods in the prior year resulted primarily from the following:

	Third Quarter	First Nine Months
	Increase as a Percentage	Increase as a Percentage
	Total Revenue	Total Revenue
Store hourly labor	0.6%	0.6%
Store management compensation	0.1%	0.6%

The increases in store hourly labor and store management compensation as a percentage of total revenue for the third quarter and first nine months of 2026 as compared to the same periods in the prior year resulted primarily from lower productivity and the deleverage associated with the decreases in total revenue in the third quarter and first nine months of 2026 as compared to the same periods in the prior year.

We presently expect the rate of wage inflation to be in the low 2.0% range in 2026.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, advertising, operating supplies, third-party delivery fees, credit and gift card fees, real and personal property taxes, general insurance and manager conference expenses. Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Other store operating expenses	24.9%	25.3%	26.1%	24.4%

The percentage change for the third quarter of 2026 as compared to the same period in the prior year resulted primarily from the following:

Third Quarter
(Decrease) Increase
of Total Revenue
Advertising	(0.7)%
Supplies	(0.2)%
Store occupancy costs	0.6%

The percentage change for the first nine months of 2026 as compared to the same period in the prior year resulted primarily from the following:

First Nine Months
Increase as a Percentage
of Total Revenue
Store occupancy costs	1.3%
Advertising	0.3%

The decrease in advertising expense as a percentage of total revenue for the third quarter of 2026 as compared to the same period in the prior year is due to the Company’s previously announced planned reduction in advertising spend for the second half of 2026.

The decrease in supplies expense as a percentage of total revenue for the third quarter of 2026 as compared with the same period in the prior year resulted primarily from the Company’s cost savings programs.

The increases in store occupancy costs as a percentage of total revenue for the third quarter and the first nine months of 2026 as compared to the same periods in the prior year resulted primarily from the decreases in total revenue and increases in maintenance expenses in the third quarter and first nine months of 2026 as compared to the same periods in the prior year.

The increase in advertising expense as a percentage of total revenue for the first nine months of 2026 as compared to the same period in the prior year resulted primarily from higher media spending in the first nine months of 2026 as compared to the same period in the prior year.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
General and administrative expenses	6.2%	5.6%	5.9%	6.4%

These percentage changes for the third quarter and first nine months of 2026 as compared to the same periods in the prior year resulted primarily from the following:

	Third Quarter	First Nine Months
	Increase (Decrease)	(Decrease) Increase
	as a Percentage	as a Percentage
	of Total Revenue	of Total Revenue
Incentive compensation expense	0.4%	(0.5)%
Professional fees	0.4%	(0.3)%
Payroll and related expense	(0.1)%	0.2%

The increase in incentive compensation expense as a percentage of total revenue in the third quarter of 2026 as compared to the same period in the prior year resulted primarily from better performance against financial objectives in 2026 as compared to the same period in the prior year. The decrease in incentive compensation expense as a percentage of total revenue in the first nine months of 2026 as compared to the same period in the prior year resulted primarily from lower performance against financial objectives in 2026 as compared to the same period in the prior year.

The increase in professional fees as a percentage of total revenue in the third quarter of 2026 as compared to the same period in the prior year resulted primarily from higher legal fees. The decrease in professional fees as a percentage of total revenue in the first nine months of 2026 as compared to the same period in the prior year resulted primarily from lower proxy contest expenses and lower costs associated with the Company’s strategic initiatives. In the first nine months of 2026, we incurred $4,072 in costs related to a proxy contest in connection with the Company’s 2025 annual shareholders meeting held on November 20, 2025. In the first nine months of 2025, we incurred $8,220 in costs related to a proxy contest in connection with the Company’s 2024 annual shareholders meeting held on November 21, 2024. Costs associated with the Company’s strategic initiatives decreased by approximately $7,300 in the first nine months of 2026 as compared to the same period in the prior year.

The decrease in payroll and related expense as a percentage of total revenue in the third quarter of  2026 as compared to the same period in the prior year was primarily driven by lower headcount. The increase in payroll and related expense as a percentage of total revenue in the first nine months of 2026 as compared to the same period in the prior year resulted primarily from severance costs related to a corporate restructuring.

Impairment and Store Closing Costs

During the first nine months of 2026, impairment charges of $418 were recorded for three Maple Street Biscuit Company (“MSBC”) locations as a result of the Company’s decision not to extend the leases for these locations. During the first nine months of 2026, one Cracker Barrel store and sixteen MSBC locations were closed because of poor operating performance, resulting in closing costs of $3,473 which included lease termination costs.

During the third quarter of 2025, we recorded impairment charges of $718 as a result of the deterioration in operating performance of two MSBC locations. During the first nine months of 2025, we recorded impairment charges of $3,581 as a result of the deterioration in operating performance of five MSBC locations and two Cracker Barrel locations. One Cracker Barrel store was closed in the first nine months of 2025 resulting in closing costs of $288.

Operating Income (Loss)

Operating income (loss) consisted of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Operating income (loss)	$6,720	$14,857	$(25,614)	$51,051

In the third quarter of 2026, operating income decreased from the same period in the prior year primarily due to the decrease in total revenue partially offset by lower labor expenses and lower advertising expense. In the first nine months of 2026, operating income (loss) decreased primarily due to the decrease in total revenue partially offset by lower cost of goods sold expenses, lower labor expenses, lower incentive compensation expense and lower professional fees.

Litigation Settlement Income

In the third quarter of 2026, the Company received and recorded $47,422, net of legal fees, pursuant to a settlement agreement resolving interchange fee litigation.

Interest Expense, Net

The following table highlights interest expense in dollars for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Interest expense, net	$3,668	$4,984	$11,425	$15,784

The decreases in interest expense for the third quarter and first nine months of 2026 as compared to the same periods in the prior year resulted primarily from lower weighted average debt levels under our revolving credit facility partially offset by the interest related to the 2030 Notes.

Provision for Income Taxes (Income Tax Benefit)

The following table highlights the provision for income taxes (income tax benefit) as a percentage of income before income taxes (“effective tax rate”) for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Effective tax rate	15.2%	(27.4)%	(87.5)%	(12.4)%

The increase in the effective tax rate in the third quarter of 2026 as compared to the same period in the prior year is primarily due to a reduced benefit from employment-related tax credits on higher income before income taxes in the third quarter of 2026. The decrease in the effective tax rate in the first nine months of 2026 as compared to the same period in the prior year is primarily due to a greater benefit from employment-related tax credits on lower income before income taxes in the first nine months of 2026.

H.R. 1., also known as the One Big Beautiful Bill Act (the “OBBBA”), was enacted on July 4, 2025, with effective dates in 2025 through 2027. The legislation includes provisions that impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The provisions effective for the first nine months of 2026 did not have a material impact on our financial position. We will continue to assess the potential impacts on our financial position as additional guidance related to the OBBBA is released.

The Company records its interim income tax benefit using the discrete-period computation method, as of May 01, 2026 and May 02, 2025, as allowed under Accounting Standards Codification 740-270, Accounting for Income Taxes – Interim Reporting. Use of the annualized effective tax rate (“AETR”) method would have resulted in an unreliable tax rate as small changes in the projected ordinary annual income would have resulted in significant changes in the AETR.

Net Income

Net income consisted of the following for the specified periods:

	Quarter Ended		Nine Months Ended
	May 01,	May 02,	May 01,	May 02,
	2026	2025	2026	2025
Net income	$42,811	$12,574	$19,471	$39,625

The increase in net income in the third quarter of 2026 as compared to the same period in the prior year resulted primarily from the litigation settlement income of $47,422 received during the period. The decrease in net income in the first nine months of 2026 as compared to the same period in the prior year resulted primarily from the decrease in operating income (loss) discussed above partially offset by the litigation settlement income received during the third quarter of 2026.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under the 2025 Revolving Credit Facility. Cash generated from operations, together with our borrowing capacity under the 2025 Revolving Credit Facility, were sufficient to finance all of our dividend payments, working capital needs, interest payments on long-term debt obligations and other cash payment obligations in the first nine months of 2026.

We believe that cash on hand at May 01, 2026, along with cash expected to be generated from our operating activities and the borrowing capacity under our 2025 Revolving Credit Facility, will be sufficient to finance our continuing operations, debt service, dividend payments, capital expenditures and working capital needs for the next twelve months and thereafter. Our ability to draw on our 2025 Revolving Credit Facility is subject to the satisfaction of the provisions of the credit facility, as amended, and we believe we will be able to refinance our 2025 Revolving Credit Facility and other debt instruments prior to maturity.

Cash Generated From Operations

Our operating activities provided net cash of $92,506 for the first nine months of 2026 as compared to $116,677 net cash provided during the same period in the prior year. This decrease was primarily driven by the operating loss in the first nine months of 2026.

Capital Expenditures

Capital expenditures (purchase of property and equipment) net of proceeds from insurance recoveries were $87,896 for the first nine months of 2026 as compared to $113,214 for the same period in the prior year. Our capital expenditures consisted primarily of capital investments for existing stores, capital expenditures for strategic initiatives and new store locations. The decrease in capital expenditures in the first nine months of 2026 compared to the same period in the prior year resulted primarily from lower capital investments in existing stores and reduced spending on strategic initiatives.

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

At May 01, 2026, we did not have any borrowings outstanding under the 2025 Revolving Credit Facility. At May 01, 2026, we had $8,703 of standby letters of credit related to securing reserved claims under our workers’ compensation insurance, which reduce our borrowing availability under the 2025 Revolving Credit Facility. At May 01, 2026, we had $541,297 in borrowing availability under our 2025 Revolving Credit Facility. During the first nine months of 2026, we borrowed $238,000 and repaid $238,000 under the 2025 Revolving Credit Facility.

Our 2025 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated senior secured leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with the 2025 Revolving Credit Facility’s financial covenants at May 01, 2026. We currently expect to be in compliance with the 2025 Revolving Credit Facility’s financial covenants for the term of the facility.

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

Additionally, on June 13, 2025, we used approximately $145,900 of the net proceeds from the 2030 Notes for the repurchase of $150,000 aggregate principal amount of the 2026 Notes. The remaining $150,000 aggregate principal amount of the 2026 Notes matures on June 15, 2026, unless earlier converted, repurchased or redeemed. The 2026 Notes are senior, unsecured obligations of the Company and bear cash interest at a rate of 0.625% per annum, payable semi-annually with the final interest payment on June 15, 2026.

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

During the first nine months of 2026, we paid a regular dividend of $0.75 per share and declared a dividend of $0.25 per share that was subsequently paid on May 13, 2026, to shareholders of record on April 10, 2026. In addition, in the fourth quarter of 2026, our Board of Directors approved a regular dividend payable on August 12, 2026 to shareholders of record as of July 17, 2026 of $0.25 per share.

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments. In the first quarter of 2026, our Board of Directors approved a share repurchase authorization to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $100,000. We did not repurchase any shares of our common stock in the first nine months of 2026.

During the first nine months of 2026, we issued 83,736 shares of our common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net use of cash of $1,943.

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

Like many other restaurant companies, we are able to, and often do, operate with negative working capital. We had negative working capital of $289,503 at May 01, 2026 as compared to negative working capital of $312,491 at August 01, 2025. The change in working capital at May 01, 2026 as compared to August 01, 2025 primarily resulted from lower accounts payable due to timing of payments partially offset by the decrease in cash.

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

Interest Rate Risk. We have interest rate risk relative to our outstanding borrowings under our revolving credit facility. At May 01, 2026, no borrowings were outstanding under our 2025 Revolving Credit Facility (see Note 4 to the Condensed Consolidated Financial Statements). Accordingly, no interest rate sensitivity analysis has been presented.

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

ITEM 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of May 01, 2026, our disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) during the quarter ended May 01, 2026 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Part I, Item 1A “Risk Factors” of our 2025 Form 10-K.

ITEM 5. Other Information

During the quarter ended May 01, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.1	Separation Agreement between Richard Wolfson and Cracker Barrel Old Country Store, Inc. † (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.

Date: June 9, 2026	By: /s/Craig A. Pommells
Craig A. Pommells, Senior Vice President, Chief Financial Officer

Date: June 9, 2026	By: /s/Brian T. Vaclavik
Brian T. Vaclavik, Vice President, Corporate Controller and
Principal Accounting Officer