Form 10-K
period 2026-07-31
CRACKER BARREL OLD COUNTRY STORE, INC
filed 2026-09-25
CIK 1067294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2026

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

Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 30, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter) was $670,230,782.

As of September 11, 2026, there were 22,352,430 shares of common stock outstanding.

Documents Incorporated by Reference

4
Document from which Portions are Incorporated by Reference		Part of Form 10‑K into which incorporated

1.	Proxy Statement for Annual Meeting of	Part III
Shareholders to be held November 19, 2026
(the “2026 Proxy Statement”)

INTRODUCTION

General

Unless the context otherwise requires, references to “Company,” “we,” “us,” and “our” refer to Cracker Barrel Old Country Store, Inc. and its direct and indirect wholly owned subsidiaries. This report contains references to years that are the Company’s 52-week or 53-week fiscal year, which ends on the Friday nearest July 31st in the calendar year. The periods presented in our financial statements are the fiscal years ended July 31, 2026 (“2026”), August 01, 2025 (“2025”) and August 02, 2024 (“2024”), respectively. Each of these periods has 52 weeks except for 2024, which consisted of 53 weeks. All of the discussion in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto. All amounts other than share and certain statistical information (e.g., number of units) are in thousands unless the context clearly indicates otherwise. Similarly, references to a year or quarter are to our fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

Forward-Looking Statements/Risk Factors

Except for specific historical information, many of the matters discussed in this Annual Report on Form 10-K, as well as other documents incorporated herein by reference, may express or imply projections of items such as revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. These and similar statements regarding events or results that the Company expects will or may occur in the future are forward-looking statements concerning matters that involve risks, uncertainties and other factors which may cause our actual results and performance to differ materially from those expressed or implied by such forward-looking statements. All forward-looking information is provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these risks, uncertainties and other factors. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “trends,” “assumptions,” “target,” “guidance,” “outlook,” “opportunity,” “future,” “plans,” “goals,” “objectives,” “expectations,” “near-term,” “long-term,” “projection,” “may,” “will,” “would,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” “regular,” “should,” “projects,” “forecasts” or “continue”  (or the negative or other derivatives of each of these terms) or similar terminology. We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to risks and uncertainties associated with inflationary conditions with respect to the price of commodities, ingredients, transportation, distribution and labor; disruptions to our restaurant or retail supply chain; effects of changes in international, national, regional and local economic, political and market conditions (such as the imposition of trade barriers or other changes in trade policy) on our business; our ability to manage retail inventory and merchandise mix; our ability to sustain or the effects of plans intended to improve operational or marketing execution and performance or liquidity; the impact of adverse or extreme weather events on sales and customer travel; the effects of increased competition at our locations on sales and on labor recruiting, cost, and retention; consumer behavior based on negative publicity or changes in consumer health or dietary trends or safety aspects of our food or products or those of the restaurant industry in general, including concerns about outbreaks of infectious disease; the effects of our indebtedness and associated restrictions on our financial and operating flexibility and ability to execute or pursue our operating plans and objectives; changes in interest rates, increases in borrowed capital or capital market conditions affecting our financing costs and ability to refinance our indebtedness, in whole or in part; our reliance on a single distribution facility and certain significant vendors, particularly for foreign-sourced retail products; information technology disruptions and data privacy and information security breaches, whether as a result of infrastructure failures, employee or vendor errors, or actions of third parties; our compliance with privacy and data protection laws; changes in or implementation of additional governmental or regulatory rules, regulations and interpretations affecting tax, health and safety, animal welfare, pensions, insurance or other undeterminable areas; the actual results of pending, future or threatened litigation or governmental investigations; our ability to manage the impact of negative social media attention and the costs and effects of negative publicity; the impact of activist shareholders; our ability to achieve aspirations, goals and projections related to our sustainability initiatives; the effects of local market and economic conditions on individual store locations, and uncertain profitability at any newly opened store locations; our ability to retain key personnel; the ability of and cost to us to recruit, train, and retain qualified hourly and management employees; uncertain performance of acquired businesses, strategic investments and other initiatives that we may pursue from time to time; the effects of business trends on the outlook for individual restaurant locations and the effect on the carrying value of those locations; general or regional economic weakness, business and societal conditions; discretionary income or personal expenditure activity of our customers; implementation of new or changes in interpretation of existing accounting principles generally accepted in the United States of America (“GAAP”), and those factors contained in Part I, Item 1A of this report below, as well as the factors described under “Critical Accounting Estimates” in Part II, Item 7 of this report below or, from time to time, in our filings with the Securities and Exchange Commission (“SEC”), press releases and other communications.

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

Risk Factors Summary

You should carefully read and consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” as well as all other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial position, results of operations, cash flows or prospects could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

Risks Related to Macroeconomic and Industry Conditions

●	Purchase price volatility and inflationary conditions may have an adverse effect on our business, results of operations and financial condition, and measures we take to offset or mitigate such conditions may not be effective.

Risks Related to Our Business

●	Pandemics, epidemics, endemics, and other public health concerns, or government regulation relating to the consumption of food products and widespread infectious diseases could reduce consumer traffic and may have an adverse effect on our business, results of operations and financial condition.
●	Unfavorable publicity could harm our business. In addition, our failure to recognize, respond to and effectively manage the impact of social media may have an adverse effect on our business, results of operations and financial condition.
●	Failure to successfully implement our strategic priorities and initiatives may have an adverse effect on our business, results of operations and financial condition.
●	We face intense competition, and failure to continue to compete effectively may have an adverse effect on our business, results of operations and financial condition.
●	Failure to maximize or to successfully assert our intellectual property rights may have an adverse effect on our business, results of operations and financial condition.
●	Individual store locations are affected by local conditions that could change and adversely affect the carrying value of those locations, and any new stores we open may not be profitable.

Risks Related to Our Capital Structure

●	The performance of our business as affected by the level of our indebtedness could prevent us from meeting the obligations under our revolving credit facility or the indenture governing our 1.75% Convertible Senior Notes due 2030 (the “2030 Notes”) or maintaining sufficient liquidity to operate our business or service our debt obligations, and we cannot provide any guarantee of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.
●	We may be unable to raise the funds necessary to repurchase the 2030 Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the 2030 Notes or pay cash upon their conversion.
●	Provisions in the indentures governing the 2030 Notes could delay or discourage a takeover of us.
●	The capped call transactions in connection with the 2030 Notes may adversely affect the value of our common stock.
●	We are subject to counterparty risk with respect to the capped call transactions.
●	Conversion of the 2030 Notes may dilute the ownership interest of existing shareholders.

Risks Related to Supply Chains

●	Our reliance on certain significant vendors, particularly for foreign-sourced retail products, subjects us to risks, which may have an adverse effect on our business, results of operations and financial condition.
●	Our ability to manage our retail inventory levels and changes in merchandise mix may have an adverse effect on our business, results of operations and financial condition.
●	Our risks are heightened because of our single retail distribution facility and our potential inability or failure to execute on a comprehensive business continuity plan following a major disaster at or near our corporate facility may have an adverse effect on our business, results of operations and financial condition.

Risks Related to IT Systems, Cybersecurity and Data Privacy

●	A material disruption in our information technology, network infrastructure and telecommunication systems may have an adverse effect on our business, results of operations and financial condition.
●	If we fail or our vendors fail to comply with privacy and data protection laws or our systems are compromised, our operations could be negatively impacted and we could be subject to litigation and adverse publicity.
●	We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs; our use of third-party technologies has increased and if we are unable to maintain our rights to these technologies our business, results of operations and financial condition may be harmed.

Legal and Regulatory Risks

●	We are subject to a number of risks relating to federal, state and local regulation of our business, and an insufficient or ineffective response to government regulation may have an adverse effect on our business, results of operations and financial condition.
●	Our advertising is heavily dependent on billboards, which are highly regulated, and our marketing strategy may be ineffective, which may have an adverse effect on our business, results of operations and financial condition.
●	Litigation may have an adverse effect on our business, results of operations and financial condition.
●	Our business could be negatively affected as a result of actions of activist shareholders.
●	Provisions in our charter, Tennessee law and our shareholder rights agreement may discourage potential acquirers of the Company.

Risks Related to Our Business Strategy

●	We are dependent upon attracting and retaining qualified employees while also controlling labor costs.
●	The loss of key executives or difficulties in recruiting and retaining qualified personnel could jeopardize our future growth and success.
●	We may pursue strategic investments or initiatives now or in the future, which may not yield their expected benefits, resulting in a loss of some or all of our investment.
●	Failure to adequately address sustainability matters could adversely affect our brand, business, results of operations and financial condition.

General Risk Factors

●	General economic, business and societal conditions may have an adverse effect on our business, results of operations and financial condition.
●	Our business is somewhat seasonal and also can be affected by extreme weather conditions and natural disasters, social unrest or other catastrophic events.
●	Our current insurance programs may expose us to unexpected costs, which may have an adverse effect on our business, results of operations and financial condition.
●	Fluctuations in our operating results may result in a decline in the price of our common stock.

●	Our reported results can be affected adversely by new, or changes in the interpretation of existing, accounting principles or financial reporting requirements, and failure of our internal control over financial reporting may have an adverse effect on our business, results of operations and financial condition.

PART I

ITEM 1. BUSINESS

OVERVIEW

Cracker Barrel Old Country Store, Inc. is principally engaged in the operation and development of the Cracker Barrel Old Country Store® concept (“Cracker Barrel”). Originally founded in 1969, we are headquartered in Lebanon, Tennessee and are organized under the laws of the State of Tennessee.

We maintain a website at crackerbarrel.com. We make available free of charge through our website our periodic and other reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our reports and other materials filed with the SEC are also available at www.sec.gov. Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K or any other filings that we make from time to time with the SEC.

As of September 11, 2026, we operated 655 Cracker Barrel stores in 43 states. The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Cracker Barrel Old Country Store Concept

Our Cracker Barrel stores are intended to appeal to both the traveler and the local customer, and we believe they have consistently been a consumer favorite. We pride ourselves on our consistent quality, value and friendly service. As of September 11, 2026, no Cracker Barrel stores were franchised.

During 2026, we faced challenges related to negative publicity from brand initiatives related to our previously-announced strategic plan, including the launch of a new logo and modern test store remodels, to which we responded by returning to our former logo and discontinuing the modern test store remodels during the first quarter of 2026.

Store Format: The format of our stores consists of a trademarked rustic old country-store design offering a full-service restaurant menu that features home-style country food and a wide variety of decorative and functional items such as rocking chairs, holiday and seasonal gifts, toys, apparel, cookware and foods. All stores are freestanding buildings and consist of approximately 20% of gift shop space with the remainder dedicated to our restaurant, training and storage space. Our stores have stone fireplaces and are decorated with antique‑style furnishings and other authentic and nostalgic items, reminiscent of and similar to those found and sold in the past in traditional old country stores. Many of our stores feature front porches with our signature Cracker Barrel rocking chairs, which are a popular item sold by the gift shops and which we invite guests to use while waiting for a table in our dining room or after enjoying a meal.

Products: Our restaurants, which generated approximately 81% of our total revenue in 2026, offer home-style country cooking featuring many of our own recipes that emphasize authenticity and quality. Our restaurants serve breakfast, lunch and dinner daily and offer dine-in, pick-up and delivery services. Menu items are moderately priced. Approximately 93% of our restaurants also serve an assortment of beer and wine.

Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, meats, grits, and a variety of biscuit specialties, such as gravy and biscuits and country ham and biscuits. Lunch and dinner items include fried and grilled chicken, chicken and dumplings, meatloaf, country fried steak, pork chops, fish, country fried shrimp, steak, vegetable plates, sandwiches and salads. We also offer multi-serving takeout family meal baskets. Additionally, from time to time, we feature new items as off-menu specials or on test menus at certain locations to evaluate possible ways to enhance customer interest and identify potential future additions to the menu. We offer weekday lunch specials, which include some of our favorite entrées in lunch-sized portions. Our menu also features weekday and weekend dinner specials that showcase a popular dinner entrée. There is some variation in menu pricing and content in different regions of the country. The average check per guest during 2026 was $15.58, which represents a 3.7% increase over the prior year. We served an average of approximately 4,900 restaurant guests per week in a typical store in 2026.

The following table highlights the price ranges for our meals in 2026:

Price Range
Breakfast	$6.99 to $ 21.99
Lunch and Dinner	$5.19 to $ 27.49

The following table highlights each day-part’s percentage of restaurant sales in 2026:

Percentage of
Restaurant
Sales in 2026
Breakfast Day-Part (until 11:00 a.m.)	29%
Lunch Day-Part (11:00 a.m. to 4:00 p.m.)	40%
Dinner Day-Part (4:00 p.m. to close)	31%

Our gift shops feature a variety of items inspired by our restaurant menu, such as cornbread mix, coffee, syrups, pancake mix and pies, as well as a broad selection of decorative and functional items, including rocking chairs, seasonal gifts, apparel, toys, cookware and various other gift items. We also offer an assortment of candies, preserves and other food items.

The following table highlights the five categories that accounted for the largest shares of our retail sales in 2026:

Percentage of
Retail Sales in
2026
Apparel and Accessories	32%
Food	19%
Toys	15%
Décor	12%
Bed & Bath	7%

At July 31, 2026, our gift shops featured approximately 3,100 stock keeping units (“SKUs”). Certain food items are sold under the “Cracker Barrel Old Country Store” brand name. We believe that we achieve high retail sales per square foot of retail selling space (approximately $432 per square foot in 2026) as compared to traditional retail stores both by offering appealing merchandise and by having a significant source of customers who are typically our restaurant guests.

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

Purchasing and Distribution: We negotiate directly with food vendors as to specification, price and other material terms of most food purchases. We have a contract with an unaffiliated distributor with custom distribution centers in Lebanon, Tennessee; McKinney, Texas; Gainesville, Florida; Elkton, Maryland; Kendallville, Indiana; Rock Hill, South Carolina; and Shafter, California. We purchase the majority of our food products and restaurant supplies on a cost‑plus basis through this unaffiliated distributor. The distributor is responsible for placing food orders, warehousing and delivering food products to our stores. Deliveries are generally made once per week to individual stores. Produce is purchased through a national program and is delivered two to three times a week through a network of approximately fifty independent produce suppliers. Fluid dairy is delivered two to three times a week through approximately fifty regional dairies, the majority of which are under the ownership of two separate unaffiliated companies. Beer and wine are purchased and distributed through approximately 615 distributors with deliveries ranging from weekly to monthly.

The following table highlights the five food categories which accounted for the largest shares of our food purchasing expense in 2026:

Percentage of
Food Purchases
in 2026
Beef	17%
Fruits and vegetables	12%
Poultry	11%
Dairy (including eggs)	11%
Pork	10%

Each of these categories includes several individual items. Bacon is the single food item within these categories that accounted for the largest share of our food purchasing expense in 2026 at approximately 5% of total food purchases. Dairy, fruits and vegetables are purchased through numerous vendors, including local vendors. Eggs are purchased through six vendors. We purchase our pork through eight vendors, poultry through nine vendors and beef through five vendors. Should any food items from a particular vendor become unavailable, we generally believe that these food items could readily be obtained, or alternative products substituted, in sufficient quantities from other sources at competitive prices to allow us to avoid any material adverse effects that could be caused by such unavailability.

The majority of our retail items (approximately 80% in 2026) are processed through our retail distribution center in Lebanon, Tennessee. The retail distribution center processes orders generated by our automated replenishment system and typically ships retail products to individual stores on a weekly basis via two dedicated third-party freight lines. The remaining retail items are shipped directly to our stores by our vendors.

Approximately one-third of our 2026 retail items were purchased directly from vendors in the People’s Republic of China. We have relationships with several foreign buying agencies to source product, monitor quality control and supplement product development.

Information Technology: We believe that an essential part of pleasing people is established through our ability to leverage technology. We use technology to enhance the experiences of our guests and our employees, and to assist management in all aspects of operating the business. Examples include a digital experience that drives our loyalty program, effectively enables our to-go and catering business, allows for mobile payments in our stores, and provides guests with a digital waitlist that can be accessed remotely through our own mobile application. Our in-store guest experience is supported by systems that manage the dining room seating, assist in facilitating customer orders of food and retail products, and route food orders to our kitchen. Marketing uses digital technology to provide more relevancy in customer messaging. Our store employees use a range of systems to manage inventory, labor, forecasting and orders for retail and restaurants. In our distribution center, we manage retail merchandise planning, purchasing, warehousing, and distribution using various retail management solutions. Our data solutions provide management with daily reports used to operate stores in a cost-effective manner and assist in analytics and decision-making. Our Service Center leverages technology solutions that enable an efficient and effective way to resolve Technology, Human Resources, Operations, Facilities and other corporate concerns. We believe our technology is highly effective in supporting Cracker Barrel’s daily operations, and we continue to enhance this technology in line with our Company’s strategic vision.

Off-Premise Business: Approximately 20% of our restaurant sales are generated through our off-premise channels, which include Individual To Go, Third-Party Delivery and Catering and Occasion. Individual To Go are orders picked up directly by our guests from our stores. Third-Party Delivery are orders placed through aggregators such as DoorDash® and Uber Eats and delivered by their drivers. Catering and Occasion are offerings designed for large parties, including our popular Heat n’ Serve meals available during select holidays. In 2026, Individual To Go, Third-Party Delivery and Catering and Occasion accounted for approximately 50%, 30% and 20% of total off-premise sales, respectively.

Guest Satisfaction: We are committed to providing our guests a home-style, country-cooked meal, and a variety of retail merchandise served and sold with genuine hospitality in a comfortable environment. Our commitment to offering guests a quality experience begins with our employees. Our mission statement, “Pleasing People,” embraces guests and employees alike, and our employees are trained on the importance of that mission in a culture of mutual respect. We are also committed to staffing each store with an experienced management team to ensure attentive guest service and consistent food quality. Through the regular use of guest surveys and store visits by district managers and operational vice presidents, management receives valuable feedback that is used in our ongoing efforts to improve the stores and to demonstrate our continuing commitment to pleasing our guests. We have a guest-relations call center that takes comments and suggestions from guests and forwards them to operations or other management for information and follow up. We monitor operational performance and guest satisfaction at all stores on an ongoing basis. We have public notices in our menus, on our website and posted in our stores informing guests and employees about how to contact us by internet with questions, complaints or concerns regarding services or products. We conduct training on how to gather information and investigate and resolve guest concerns. This is accompanied by comprehensive training for all store employees on our public accommodations policy and commitment to “Pleasing People.”

Marketing: We employ multiple media channels to reach and engage our guests. Outdoor advertising (e.g., billboards and state department of transportation signs) is one of our largest advertising vehicles we use to reach our traveling and local guests. In 2026, we had over 1,300 billboards and this expenditure accounted for approximately one-fourth of our total advertising spend for the year. We continue to optimize our non-billboard advertising mix which includes television (increasingly digital), digital display and video, mobile, social media, and search marketing. Our digital marketing efforts have also expanded to focus on improving brand preference, guest engagement and sales. We have a presence on multiple social media sites and several food delivery apps, an e-commerce platform that integrates individual-to-go and catering shopping, and a customer relationship management (CRM) program that employs email, text messages, push notifications and personalization. Our event activations drive awareness for the brand and build cultural relevance and affinity with our guests. Our customer loyalty program, Cracker Barrel Rewards, provides us with an opportunity to increase consumer frequency and engagement.

Store Development: We opened two new Cracker Barrel stores and closed four Cracker Barrel stores in 2026. Currently, we do not plan on opening any new stores during 2027. As of September 11, 2026, approximately 84% of our stores are located along interstate highways. Our remaining stores are located off-interstate or near tourist destinations.

Of the 655 stores open as of September 11, 2026, we own the land and buildings for 330, while the other 325 properties are either ground leases or ground and building leases. Building, site improvement, furniture, equipment and related development costs for the stores opened in 2026 were approximately $7,000 and pre-opening costs averaged $611 per store in 2026.

Our current store prototype is approximately 8,900 square feet, including approximately 1,900 square feet of retail selling space and dining room seating for approximately 170 guests. Our capital investment in new stores may differ in the future due to changes in our store prototype, building design specifications, site location and site characteristics.

Maple Street Biscuit Company

We also previously operated Maple Street Biscuit Company (“MSBC”), a breakfast and lunch fast casual concept. During the fourth quarter of 2026, the Company sold 35 MSBC locations and closed the remaining Company-owned locations. As of July 31, 2026, we no longer operated any MSBC locations.

HUMAN CAPITAL

As of July 31, 2026, we employed approximately 74,500 people, of whom 360 were in advisory and supervisory capacities, 3,400 were in-store management positions and 46 were officers. Many store personnel are employed on a part-time basis. Our employees are not represented by any union, and management considers its employee relations to be good. People are at the core of our business and an essential part of our Company.

Employee Development / Training

Because of the importance of our employees’ ability to deliver the service levels that are a vital part of the hospitality that drives our brand appeal to guests, we emphasize employee development and continual training and education. To help ensure that individual stores operate at a high level of quality, we focus significant attention on the training of store managers. We believe that our training programs are key in developing our managers’ leadership skills and commitment to operational excellence, which we believe are important to delivering a positive employee and guest experience. We provide our managers and hourly employees with ongoing training through various development courses taught through a blended learning approach, including a mix of hands-on, traditional classroom, written and cloud-based training. Each store is equipped with dedicated training computers and cloud-based proprietary eLearning instruction programs.

Employee Benefits / Compensation

Cracker Barrel is committed to providing comprehensive and competitive benefits to meet our employees’ needs. We offer a robust set of benefits to help our employees and their families stay healthy and effectively manage spend related to health and financial well-being. These benefits include programs such as medical, dental, vision, prescription drug, and life insurance coverage, as well as short and long term disability insurance coverage. Additionally, Cracker Barrel is pleased to offer our Employee Assistance Program to all employees and family members. This confidential program is available 24/7 for personal or professional consultations for a variety of health and welfare issues of importance to our employees. In addition, we provide all our employees with access to paid parental leave and adoption benefits, a 401(k) savings plan, an employee discount policy at our Cracker Barrel stores, an employee stock purchase plan, and a competitive vacation policy.

Our compensation and performance evaluation systems are carefully designed to focus pay decisions on experience and performance to help ensure the Company retains a highly productive workforce to operate our business while providing a high level of service to our guests.

Quality Assurance and Food Safety

Cracker Barrel incorporates robust quality assurance and food safety processes to help ensure the safety of all our food and retail products delivered to our guests including the following:

●	Comprehensive food safety training for store employees and store managers;
●	Extensive requirements for food supplier approval;
●	Ongoing third-party food safety audits of food production and distribution centers;
●	Periodic food product audits conducted by Cracker Barrel quality assurance team;
●	Rigid processes to ensure new or alternative source suppliers deliver food products to exact specifications;
●	Third-party testing of retail non-food products to ensure compliance with all specifications and Federal regulations;
●	Regular unannounced food safety audits conducted on all Cracker Barrel locations several times per year by a nationally recognized third party food safety organization;
●	Maintaining a pest free environment in our locations through a stringent pest control process;
●	Monitoring of all national and local food safety regulations pertaining to both food products and store operations;
●	Monitoring of all health department inspections of all Cracker Barrel locations; and
●	Monitoring and responding to:
o	Food borne illness outbreaks,
o	Food and product recalls, and
o	Outbreaks of infectious disease.

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

COMPETITION

The restaurant and retail industries are intensely competitive with respect to the type and quality of food, retail merchandise, price, service, location, personnel, concept, attractiveness of facilities, availability of carryout and home delivery, internet and mobile ordering capabilities and effectiveness of advertising and marketing. We compete with a significant number of national and regional restaurant and retail chains, some of which have greater resources than us, as well as locally owned restaurants and retail stores. We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section; fast casual restaurants; quick-service restaurants; and casual and family dining restaurants. The prevalence of highly promotional business strategies and improving product offerings at these competitors, along with the continued expansion of home delivery services, together with negative economic conditions, could cause consumers to choose other, potentially less expensive alternatives to dining with us. We expect competition to continue in all of these areas. The restaurant and retail businesses are also often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic and weather patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power. Factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant and retail industries in general and our stores in particular. We believe we compete effectively and have successfully differentiated ourselves from many of our competitors in the restaurant and retail industries through a unique brand and guest experience, which offers a diversified full-service menu and a large variety of nostalgic and unique retail items. For further information regarding competition, see Item 1A. Risk Factors.

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

Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for much of their energy supply. Our failure to anticipate and respond effectively to one or more adverse changes in any of these factors could have a material adverse effect on our results of operations. Inflationary pressures and other fluctuations impacting the cost of these items could have a negative impact on our business in 2027.

Risks Related to Our Business

Pandemics, epidemics, endemics, and other public health concerns, or government regulation relating to the consumption of food products and widespread infectious diseases could reduce consumer traffic and may have an adverse effect on our business, results of operations and financial condition.

The United States and other countries have experienced, and may experience in the future, outbreaks of viruses, such as COVID-19, norovirus, the bird/avian flu or other diseases. We cannot predict whether such infectious diseases may impact sales and traffic at our stores, create staffing issues, increase commodity costs or result in store closures, which could subsequently damage or could reduce consumer traffic and could have a material adverse effect on our results of operations. In recent years there has been publicity concerning E. coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, salmonella, African swine fever, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken, pork, dairy and eggs. Food safety concerns, widespread outbreaks of livestock and poultry diseases, and product recalls, all of which are out of our control, and, in many instances, unpredictable, could also increase our costs and possibly affect the supply of livestock and poultry products.

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

The sale of food and prepared food products for human consumption involves the risk of injury to our customers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. Additionally, many of the food items on our menu contain beef and chicken. The preferences of our customers toward beef and chicken could be affected by changes in consumer health or dietary trends and preferences regarding meat consumption or health concerns and publicity concerning food quality, illness and injury generally. Changes in consumer dietary preferences and weight-management medications or treatments may cause consumers to avoid our products in favor of alternative restaurants, to consume less of our products or to decrease the amount they eat at restaurants in general which may impact our menu offerings. Further, consumers may change their dining-in preferences, such as during the COVID-19 pandemic, when consumers often chose to order food to go or for delivery. In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products. Failure to respond and adapt to changing consumer preferences could have a material adverse effect on our results of operation and financial condition. A decrease in guest traffic to our stores, a change in our mix of products sold or an increase in costs as a result of these health concerns either in general or specific to our operations, could result in a decrease in sales or higher costs to our stores that would materially harm our business.

Unfavorable publicity could harm our business. In addition, our failure to recognize, respond to and effectively manage the impact of social media may have an adverse effect on our business, results of operations and financial condition.

Multi-unit businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, poor service, guest discrimination, food-borne illness, viruses, product defects, personal injury, adverse health effects (including obesity), employee relations or other concerns stemming from one or a limited number of our stores. Even when the allegations or complaints are not accurate or valid, unfavorable publicity relating to our strategy or customer experiences or perceptions relating to one or more of our stores may adversely affect public perception of the entire brand before we have the opportunity to respond to and address such allegations. Additionally, social media has at times been utilized to target specific companies or brands, including ours, as a result of a variety of actual or perceived actions or inactions that are disfavored by our customers, employees, or interest groups, which can materially and immediately impact consumer behavior. Social media allows users to organize collective actions and engage in other brand-damaging behaviors that, if targeted at us, could impact our business. Adverse publicity and its effect on overall consumer perceptions of food safety or customer service could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to successfully implement our strategic priorities and initiatives may have an adverse effect on our business, results of operations and financial condition.

Our strategic priorities and initiatives  are aimed to improve the guest experience and increase profitability and are in various stages of testing, evaluation and implementation. Implementation of these priorities and initiatives across our store base is inherently risky even when tested successfully on a more limited scale, and customers have not always been receptive to these changes and may not be receptive to our strategic priorities and initiatives in the future. We have experienced negative reactions to certain of our strategic priorities and initiatives, including efforts related to our branding, by consumers and interest groups, which has adversely impacted our business, financial condition and results of operations. Even where such priorities and initiatives are positively received, successful system-wide implementation across hundreds of stores and involving tens of thousands of employees relies on consistency of training, stability of workforce, ease of execution and the absence of offsetting factors that can adversely influence results. Failure to achieve successful implementation of our strategic priorities and initiatives had and could in the future have an adverse effect on our business, financial condition and results of operations.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations may be adversely affected.

The restaurant and retail industries are intensely competitive, and we face many well-established competitors. We compete with national and regional restaurant and retail chains and locally owned restaurants and retailers within each market. Competition from other regional or national restaurant and retail chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources. We face competition as a result of the convergence of grocery, deli, retail and restaurant services, particularly in the supermarket industry. We also face competition from various off-premise meal replacement offerings including, but not limited to, home meal kits delivery, third-party meal delivery and catering and the rapid growth of these channels by our competitors. Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices. We compete primarily on the quality, variety and perceived value of menu and retail items. We also compete with other restaurant chains and other retail businesses for management and hourly employees and other competitive pressures may affect both the availability and cost of these important resources. The number and location of stores, the growth of e-commerce, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs also are important factors. We anticipate that intense competition will continue with respect to all of these factors. If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

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

Individual store locations are affected by local conditions that could change and adversely affect the carrying value of those locations, and any new stores we open may not be profitable.

The success of our business depends on the success of individual locations, which in turn depends on stability of or improvements in operating conditions at and around those locations. Our revenues and expenses can be affected significantly by the number and timing of the opening of new stores and the closing or relocating existing stores. Competition for suitable store sites and operating personnel in target markets is intense, and there can be no assurance that we will be able to find sufficient suitable locations, or negotiate suitable purchase or lease terms when opening new stores. Further, we incur substantial pre-opening expenses each time we open a new store and new stores typically experience an adjustment period before sales levels and operating margins normalize. Even sales at successful newly opened stores generally do not make a significant contribution to profitability in their initial months of operation. We also incur other expenses when we close or relocate existing stores, which may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

As demographic and economic patterns (e.g., highway or roadway traffic patterns, concentrations of general retail or hotel activity, local population densities or increased competition) change, current locations may not continue to be attractive or profitable. Possible declines in neighborhoods where our stores are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced revenues in those locations. Additionally, new store locations may be located in areas where we have lower market presence and, as a result, less or no meaningful business experience than in our traditional, existing markets. Those new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our traditional, existing markets, which may cause our new store locations to be less successful than restaurants in our existing markets. An additional risk of expanding into new markets is the potential for lower or lacking market awareness of our brand in those areas. The occurrence of one or more of these events could have a material adverse effect on our revenues and results of operations as well as the carrying value of our individual locations.

Risks Related to Our Capital Structure

The performance of our business as affected by the level of our indebtedness could prevent us from meeting the obligations under our revolving credit facility or the indentures governing the 2030 Notes or maintaining sufficient liquidity to operate our business or service our debt obligations, and we cannot provide any guarantee of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.

Our consolidated indebtedness and restrictions in our revolving credit facility may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Given the significant uncertainty relating to the macroeconomic environment, there are potential scenarios under which we could fail to comply with these covenants, which would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or ability to continue to service our debt obligations. A default under our credit agreement or under the indentures governing the 2030 Notes may also significantly affect our ability to obtain additional or alternative financing. For example, the lenders’ ongoing obligation to extend credit under the revolving credit facility is dependent upon our compliance with certain covenants and restrictions, as set forth in our credit agreement.

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

Depending on the macroeconomic environment, we may seek other sources of liquidity and other ways of preserving liquidity. No assurance can be made that sources of additional liquidity will be readily available or that we will be successful in obtaining or preserving such liquidity. Further, no assurance can be made that sources of additional liquidity will be available on terms that are favorable to us.

In 2024, we made the decision to reduce our quarterly dividends. Any future determination to pay cash dividends on our common stock, or to pay cash dividends in an amount comparable to historical cash dividends on our common stock, will be based primarily upon our financial condition, prospects, results of operations and business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the payment of dividends. Furthermore, there can be no assurance that we will be able to actively repurchase our common stock, and we may discontinue plans to repurchase common stock at any time.

We may be unable to raise the funds necessary to repurchase the 2030 Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the 2030 Notes or pay cash upon their conversion.

Noteholders may require us to repurchase their 2030 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, all conversions of the 2030 Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2030 Notes or pay the cash amounts due upon conversion.

Our failure to repurchase the 2030 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indentures governing the 2030 Notes. A default under the indentures governing the 2030 Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness (including, for the avoidance of doubt, the indentures governing the 2030 Notes), which may result in that other indebtedness becoming immediately payable in full. We may not have or be able to secure financing for sufficient funds to satisfy all amounts due under the other indebtedness and the indentures governing the 2030 Notes.

Provisions in the indentures governing the 2030 Notes could delay or discourage a takeover of us.

Certain provisions in the 2030 Notes and the indentures governing the 2030 Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their 2030 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate for the 2030 Notes. In either case, and in other cases, our obligations under the 2030 Notes and the indentures governing the 2030 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we are subject to the risk that one or more of the option counterparties might default under their respective capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such option counterparty.

Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by any option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the option counterparties.

Conversion of the 2030 Notes may dilute the ownership interest of existing shareholders.

At our election, if applicable, we may settle 2030 Notes tendered for conversion partly in shares of our common stock, which could dilute the ownership interests of existing shareholders. Any sales in the public market of shares issued upon conversion of the 2030 Notes could adversely affect the market price of our common stock.

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

Our information technology systems are subject to damage or interruption from power outages, computer, network, cable system, internet and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology and telecommunication systems are damaged or cease to function properly, or become outdated, we may have to make a significant investment to repair, upgrade or replace them, and we could suffer loss of critical data and interruptions or delays in our operations in the interim. In addition, from time to time, our systems may become obsolete or require attention and could result in interruptions in our services and non-compliance with certain laws or regulations. Any material interruption in our information technology and telecommunication systems, including due to a cyber-attack or unauthorized infiltration attempt, could have a material adverse effect on our business or results of operations. In addition, some of these essential technology-based business systems are outsourced to third parties. While we make efforts to ensure that our outsourced providers are observing proper standards and controls, we cannot guarantee that breaches, disruptions or failures caused by these providers will not occur.

Additionally, we have incorporated artificial intelligence solutions into our business, and we continue to evaluate the use of artificial intelligence throughout our organization. Artificial intelligence tools used by us, our vendors and our suppliers may increase our privacy and cybersecurity risks. These tools may rely on data containing our proprietary information, and any breach or misuse of that data could result in its unauthorized release. Any such unauthorized release could result in reputational harm to us or subject us to claims alleging violations of intellectual property law or data privacy rights.

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

Some of our business processes are currently outsourced to third parties. Such processes include distribution of food and retail products to our store locations and customers, credit and debit card authorization and processing, gift card tracking and authorization, payroll payments, payroll taxes processing, employee payroll card services, health care and workers’ compensation insurance claims processing, wage and related tax credit documentation and approval, our loyalty program, guest satisfaction survey programs, employee engagement surveys and externally hosted business software applications. We cannot ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities, and there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our financial condition and results of operations.

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

We use third parties to authorize and process credit and debit card payments, which requires the collection and retention of customer data, including sensitive financial data and other personally identifiable information. Such personal information is maintained by third parties who provide payment processing services. A weakness in such third party’s systems or software products (or in the systems or software products in the service providers of those third parties) may lead to a data breach or pose cybersecurity risks. If we, or one of our third party service providers experience a cyber-attack or security data breach, our results of operations and brand may suffer. Additionally, we may have to make a significant investment to remedy or replace such systems.

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

Regulatory requirements and governmental priorities relating to environmental matters continue to evolve in the United States and internationally. Future legislative, regulatory or policy changes, as well as differing approaches among jurisdictions, could increase our compliance, operating and capital costs, affect the availability or cost of raw materials and utilities, or require changes to our business practices. Any such developments could increase the cost of raw materials, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.

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

Our advertising is heavily dependent on billboards, which are highly regulated, and our marketing strategy may be ineffective, which may have an adverse effect on our business, results of operations and financial condition.

Historically, we have relied upon billboards as our principal method of advertising. A number of states in which we operate restrict highway signage and billboards. Because many of our stores are located on the interstate highway system, our business is highly related to highway travel. Thus, signage or billboard restrictions or loss of existing signage or billboards could adversely affect our visibility and ability to attract customers. However, we are increasingly utilizing more traditional and higher cost methods of advertising, such as national cable television, radio, online and digital media and our loyalty program. These types of advertising, their effects upon our revenues and, in turn, our profits, are uncertain. Additionally, our marketing strategy or changes in our marketing strategy may not achieve the desired results or otherwise may be ineffective, and consequently, we may experience lower volumes of guest traffic, which may adversely impact our business, results of operations and financial condition. Further, if our competitors increased their spending on advertising and promotions, we could be forced to substantially increase our advertising, media or marketing expenses. If we did so or if our current advertising and promotion programs become less effective, we could experience a material adverse effect on our results of operations.

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

•

claims or attacks made by activist shareholders in connection with a proxy contest or otherwise, including through social media platforms, may harm our reputation, damage our relations with customers, employees and business relations such as suppliers, or otherwise impair our business; and

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

We have assembled a senior management team which has substantial background and experience in the restaurant and retail industries. Our future growth and success depend substantially on the contributions and abilities of our senior management and other key personnel, and we design our compensation programs to attract and retain key personnel and facilitate our ability to develop effective succession plans. If we fail to attract or retain senior management or other key personnel, our succession planning and operations could be materially and adversely affected. We must continue to recruit, retain and motivate management and other employees sufficiently to maintain our current business and support our projected growth. We have experienced and may continue to experience challenges in recruiting and retaining team members in various locations. Additionally, David Deno began serving as Chief Executive Officer on August 10, 2026, replacing Julie Masino. Leadership transitions can create risks as individuals are integrated into new roles, including that onboarding shifts management’s attention away from business operations, failure to retain other key personnel, or loss of institutional knowledge.

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

In addition, we may divest, close, sell, exit or otherwise restructure certain businesses, concepts, restaurants or assets, and such actions may not achieve their intended results or may result in charges, costs or liabilities that are greater than expected. For example, in 2026, we sold certain assets used in our Maple Street Biscuit Company (“MSBC”) business and announced the closure of the remaining MSBC locations. Divestiture and closure activities may result in impairment charges, losses on sale, severance costs, lease termination costs, other exit costs, disruption to management’s attention, operational complexity and other costs or liabilities, and actual charges and costs may differ from our estimates. Any such effects could adversely affect our business, results of operations, financial condition and cash flows.

Failure to adequately address sustainability matters could adversely affect our brand, business, results of operations and financial condition.

There has been increasing public focus by investors, environmental activists, the media and governmental and regulatory agencies on sustainability matters, including packaging and waste, animal health and welfare, human rights, climate change, greenhouse gases and land, energy and water use. In response to shareholders’ heightened level of expectation for expanded sustainability disclosure, we publish a Corporate Responsibility Report annually describing our sustainability efforts and goals. Execution of the strategies and achievement of the goals outlined in the Corporate Responsibility Report are subject to risks and uncertainties, including our ability to meet our goals within the currently projected costs and the expected timeframes; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments; and the actions of competitors and competitive pressures. There is no assurance that we will be able to successfully execute our strategies and achieve our goals. Failure, or perceived failure, to achieve these goals could damage our reputation and relationships with customers, government agencies and investors. Such conditions could have an adverse effect on our business, results of operations and financial condition.

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

Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. General economic conditions, including an inflationary environment, geopolitical or other macroeconomic conditions and uncertainty about the strength of the economy may adversely affect our results of operations. A protracted economic downturn, a worsening economy, increased energy prices, and rising interest rates may reduce consumer confidence and affect consumers’ ability or desire to spend disposable income. Current inflationary pressures and other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they shop and dine out or to shift their spending to our competitors or to products sold by us that are less profitable than other product choices, all of which could result in lower revenues, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. We cannot guarantee that economic conditions will improve in 2027, in which case we may experience declines in revenues and profits, and could face capital and liquidity constraints or other business challenges.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot guarantee that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot guarantee that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

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

We continuously monitor cybersecurity risks and adjust our cybersecurity risk management program and practices as needed. As part of our program, we occasionally identify risks or threats to our systems, including ransomware and attempts to obtain team member credentials through both phishing attacks and social engineering. While these risks and threats require active and ongoing efforts to mitigate, we have not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our operations, business strategy, or financial condition.

Our Chief Information Officer (“CIO”) is directly responsible for the implementation of our cybersecurity risk management program, and our Senior Director of Information Security reports directly to the CIO. Our CIO is additionally primarily responsible for our overall information security, strategy, policy, security engineering, architecture, operations and cybersecurity threat detection and the management of cybersecurity risk. Our CIO has over 30 years of experience in the fields of finance, technology and cybersecurity, including relevant prior senior leadership positions held with Marriott International, where he served as Global Chief Information Officer. The CIO regularly meets with our Chief Executive Officer (“CEO”) and our senior management and regularly reports to our Board of Directors and the Audit Committee regarding our cybersecurity risk and risk management.

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

In the event of a cybersecurity incident, senior management, including our General Counsel, CIO, and Chief Financial Officer (“CFO”), are tasked with assessing the incident. This assessment involves evaluating relevant quantitative and qualitative factors as well as considering SEC guidance. Depending on the assessment results, the cybersecurity event may be escalated to involve our CEO, Board of Directors, and law enforcement. Additionally, the Board of Directors in consultation with senior management, will decide, based on the assessment, whether the cybersecurity incident requires disclosure in a filing with the SEC.

ITEM 2. PROPERTIES

Our home office headquarters and warehouse facilities are located on approximately 90 acres of land owned by the Company in Lebanon, Tennessee. We use approximately 260,000 square feet of office space for our home office headquarters and decorative fixtures warehouse. We lease our retail distribution center, which consists of approximately 370,000 square feet of warehouse facilities and an additional approximately 10,000 square feet of office and maintenance space. We also lease an additional distribution center of approximately 52,000 square feet in Lebanon, Tennessee. This additional distribution center is primarily used for e-commerce fulfillment and overflow retail storage. We also lease 105,000 square feet located in Mount Juliet, Tennessee, which is used for overflow storage for retail merchandise and supplies.

We currently lease approximately 15,000 square feet of additional office space, which was previously used in connection with the MSBC business and is no longer actively used by the Company. In addition to the various corporate facilities, we have two owned properties for future development, a motel used for housing management trainees and for the general public, and three parcels of excess real property and improvements that we intend to sell.

In addition to the properties mentioned above, we own or lease the following Cracker Barrel Old Country Store locations as of September 11, 2026:

State	Owned	Leased	State	Owned	Leased
Tennessee	25	25	Oklahoma	6	2
Florida	24	36	New Jersey	0	6
Texas	13	43	California	0	5
Georgia	22	23	Colorado	2	3
North Carolina	16	24	Kansas	3	2
Kentucky	21	16	Wisconsin	5	0
Virginia	15	17	Massachusetts	0	4
Alabama	19	12	New Mexico	1	3
Ohio	20	11	Utah	4	0
Indiana	20	8	Idaho	2	1
Pennsylvania	8	16	Iowa	3	0
South Carolina	13	11	Nevada	0	3
Illinois	19	2	Connecticut	1	1
Missouri	13	4	Montana	2	0
Michigan	12	3	Nebraska	1	1
Arizona	1	13	Delaware	0	1
Mississippi	8	5	Minnesota	1	0
Arkansas	5	7	New Hampshire	1	0
Louisiana	8	2	North Dakota	1	0
Maryland	3	7	Rhode Island	0	1
New York	8	1	South Dakota	1	0
West Virginia	3	6	Total	330	325

We believe that our properties are suitable, adequate, well-maintained and sufficient for the operations contemplated. See “Operations” and “Store Development” in Item 1 of this Annual Report on Form 10-K for additional information on our properties.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course. While the resolution of a proceeding or claim may have an impact on our financial results for the period in which it is resolved, we believe that the final disposition of the proceedings and claims in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Pursuant to Instruction to Item 401 of Regulation S‑K and General Instruction G(3) to Form 10‑K, the information regarding legal proceedings is included in Part I of this Form 10‑K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information about Our Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position with the Company

David Deno	69	President and Chief Executive Officer

Chad Crawford	51	Senior Vice President, Culinary and Menu Strategy

Heather Hager	53	Senior Vice President, Retail

Douglas Hisel	48	Senior Vice President, Store Operations

Bruce Hoffmeister	65	Senior Vice President, Chief Information Officer

Jennifer Lankford	41	Senior Vice President, General Counsel and Corporate Secretary

Sarah Moore	43	Senior Vice President, Chief Marketing Officer

Craig Pommells	51	Senior Vice President and Chief Financial Officer

Donna Roberts	51	Senior Vice President, Chief Human Resources Officer

Mark Spurgin	58	Senior Vice President, Chief Restaurant Supply Chain Officer

Brian Vaclavik	60	Vice President, Corporate Controller and Principal Accounting Officer

The following information summarizes the business experience of each of our executive officers for at least the past five years:

Mr. Deno joined us as President and Chief Executive Officer in August 2026. Prior to joining us, Mr. Deno served as Chief Executive Officer of Bloomin’ Brands, Inc. from April 2019 to September 2024. He also served as Executive Vice President and Chief Financial and Administrative Officer of Bloomin’ Brands from October 2013 to April 2019, and as Executive Vice President and Chief Financial Officer of Bloomin’ Brands from May 2012 to October 2013. Prior to Bloomin’ Brands, he served as President of Asia and Chief Financial Officer for the International Division at Best Buy Co., Inc. from December 2009 to May 2012. Earlier in his career, he spent more than 15 years at Yum! Brands, Inc. and Pizza Hut (prior to its ownership by Yum! Brands), including serving as Chief Financial Officer and Chief Operating Officer of Yum! Brands and Chief Financial Officer of Pizza Hut. Mr. Deno began his career in the restaurant industry at Burger King Corporation. He has more than four decades of experience across the restaurant and retail industries.

Mr. Crawford joined us as President of Maple Street Biscuit Company in August 2024 and assumed his current position of Senior Vice President, Culinary and Menu Strategy in July 2026. Prior to joining us, he held the position of Chief Brand Officer for Spotless Brands from January 2023 to August 2024 as well as at CKE Restaurants from September 2019 to December 2022. His experience also includes eight years with Popeyes Louisiana Kitchen from September 2011 to August 2019, where he advanced through a variety of leadership roles to become President of North America. He has over 20 years of experience in the restaurant industry.

Ms. Hager joined us as Vice President, Retail & Design in September 2024 and assumed her current position of Senior Vice President, Retail in February 2026. Prior to joining us, she was President of Communitees, a retail consultancy, from January 2022 to May 2024. From 2019 to 2022, she served as founder and Chief Designer at HH Interiors, a boutique consultancy offering design services to high-net-worth clients. She previously served in various capacities including President of Ann Sacks, a manufacturer and retailer within Kohler, from 2017 to 2019. From 2002 to 2016, she spent 14 years at Starbucks Coffee Company, holding leadership roles across Strategy, Customer Experience, Brand and Category Management. She also held finance and merchandise leadership roles at Limited Brands from 1996 to 2002 and began her career in business advisory services at PwC, from 1994 to 1996, focused on the retail and consumer goods sectors. She has over 20 years of experience across retail and hospitality.

Mr. Hisel has been employed with us since 2007 and assumed his current position in October 2025. He joined us as an Associate Manager in 2007 and served in various other operations roles of increasing responsibility, including  Regional Vice President from 2017 to 2019, Vice President, Operations Administration from 2019 to 2020 and his previous role as Vice President, Field Operations from 2020 to 2025. Mr. Hisel has over 20 years of experience in the restaurant industry.

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

Ms. Lankford joined us in October 2018 as Senior Corporate Counsel and served in her previous position of Vice President, Deputy General Counsel from August 2024 to May 2026. She assumed her current position as Senior Vice President, General Counsel and Corporate Secretary in May 2026. Prior to joining us, she was a litigation partner at Thompson Burton, PLLC. Ms. Lankford has over fifteen years of legal experience.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CBRL.” There were 5,447 shareholders of record as of September 11, 2026.

See Note 4 to the Consolidated Financial Statements  included in Item 8 of this Annual Report on Form 10-K with respect to dividend restrictions. See Dividends, Share Repurchases and Share-Based Compensation Awards under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources for further information regarding our dividends.

See the table labeled “Equity Compensation Plan Information” to be contained in the 2026 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by this reference.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock in the fourth quarter ended July 31, 2026. In August 2025, our Board of Directors approved an authorization to repurchase up to $100,000 of our common stock with such authorization to expire on September 30, 2027. We may in the future make repurchases of our common stock pursuant to this authorization from time to time in the open market, through privately negotiated transactions or otherwise, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including the requirements of applicable securities laws.

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

The following MD&A includes a discussion of 2026 and 2025 items and year-to-year comparisons between the years ended July 31, 2026 and August 01, 2025. Discussion of 2024 items and year-to-year comparisons between the years ended August 01, 2025 and August 02, 2024 that are not included in this MD&A can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended August 01, 2025, filed with the SEC on September 26, 2025.

EXECUTIVE OVERVIEW

Cracker Barrel Old Country Store, Inc. (the “Company,” “our” or “we”) is a publicly traded (Nasdaq: CBRL) company that, through its operations and those of certain subsidiaries, is principally engaged in the operation and development of the Cracker Barrel Old Country Store® (“Cracker Barrel”) concept. Each Cracker Barrel store consists of a restaurant with a gift shop. The restaurants serve breakfast, lunch and dinner. The gift shop offers a variety of decorative and functional items specializing in rocking chairs, holiday gifts, toys, apparel and foods. As of September 11, 2026, the Company operated 655 Cracker Barrel stores located in 43 states. During 2026, the Company completed the divestiture of its Maple Street Biscuit Company (“MSBC”) business, including the MSBC tradename and the assets used in 35 MSBC locations. Simultaneously with the completion of this transaction, the Company closed the remaining 16 MSBC locations.  During 2026 and the first quarter of 2027,  the Company undertook a number of strategic, leadership and financing actions intended to support its long-term business objectives, which are discussed further below in MD&A.

Strategic Priorities

Management believes that the Cracker Barrel brand remains one of the strongest and most differentiated brands in the restaurant industry, and we plan to continue to leverage and build on that strength as a core competitive component of our business strategy. Our long-term strategy is anchored on the following priorities: food, experience, people, and profitability.

We believe there are significant challenges in the macroeconomic outlook for the coming quarters, including continued inflation volatility, higher consumer debt levels and lower savings rates, as well as the potential uncertainty associated with the geopolitical environment and global trade among other factors. Additionally, during 2026, we faced challenges related to negative publicity from brand initiatives related to our previously-announced strategic plan, including the launch of a new logo and modern test store remodels, to which we responded by returning to our former logo and discontinuing the modern test store remodels during the first quarter of 2026.

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

Restaurant and Retail Industries

Our stores operate in both the restaurant and retail industries in the United States. The restaurant and retail industries are highly competitive with respect to quality, variety and price of food and retail merchandise, service, availability of carryout and home delivery, internet and mobile ordering capabilities, effectiveness of marketing and advertising, and overall guest experience. We compete with a significant number of national and regional restaurant and retail chains, as well as locally owned restaurants and retailers. Competition also comes from family dining, casual dining, full-service, fast casual and quick-service restaurants, as well as supermarkets and other food providers that offer convenient meal alternatives. Cracker Barrel primarily operates in the full-service segment of the restaurant industry. Competition also exists in securing prime real estate locations for new stores, in hiring qualified employees, in advertising, in the attractiveness of facilities and with competitors having similar menu offerings or convenience features. The restaurant and retail industries are often affected by changes in consumer taste and preference; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants and retailers; and consumers’ discretionary purchasing power.

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

We are currently experiencing, and have in the past experienced, inflationary pressures with respect to a variety of costs, including food, ingredients, retail merchandise, transportation, distribution, labor and utilities. While inflationary trends have fluctuated over time, cost increases in these areas may continue to affect our operating expenses. While we have partially offset the impact of these inflationary pressures with menu price increases and operational improvements, there can be no assurance that such conditions will not adversely affect consumer demand or our cost structure in ways that we may be unable to manage without diminishing our profitability.

RESULTS OF OPERATIONS

The following table highlights operating results over the past two years:

	Relationship to Total Revenue
	2026	2025
Total revenue	100.0%	100.0%
Cost of goods sold (exclusive of depreciation and rent)	30.9	31.0
Labor and other related expenses	37.3	36.0
Other store operating expenses	25.5	24.6
General and administrative expenses	6.4	6.2
Gain on sale and leaseback transaction, net	(1.4)	—
Impairment and store closing costs	0.9	0.6
Loss on sale of business assets	0.8	—
Operating income (loss)	(0.4)	1.6
Other income:
Gain on extinguishment of debt	—	(0.1)
Litigation settlement income	(1.4)	—
Interest expense, net	0.4	0.6
Income before income taxes	0.6	1.1
Income tax benefit	(0.4)	(0.2)
Net income	1.0%	1.3%

The following table sets forth the change in the number of stores in operation for the past two years:

	2026	2025
Opened during the period:
Cracker Barrel	2	1
MSBC	—	4
Closed during the period:
Cracker Barrel	(4)	(2)
MSBC	(33)	(2)
Sold during the period:
MSBC	(35)	—
Stores in operation at end of the period:
Cracker Barrel	655	657
MSBC	—	68
Total stores at end of period	655	725

Total Revenue

The following table highlights the key components of revenue for the past two years:

	2026	2025
Revenue in dollars:
Restaurant	$2,701,820	$2,831,289
Retail	616,894	652,395
Total revenue	$3,318,714	$3,483,684
Total revenue percentage increase (decrease)	(4.7)%	0.4%
Total revenue by percentage relationships:
Restaurant	81.4%	81.3%
Retail	18.6%	18.7%
Average store volumes(1):
Restaurant	$4,029.4	$4,199.1
Retail	939.2	991.1
Total revenue	$4,968.6	$5,190.2
Comparable store sales increase (decrease) (2):
Restaurant	(4.2)%	3.5%
Retail	(5.2)%	(1.3)%
Restaurant and retail	(4.4)%	2.6%
Average check increase	3.7%	6.5%
Comparable restaurant guest traffic decrease(2):	(7.6)%	(3.0)%

(1)	Average store volumes include sales of all stores except for MSBC.
(2)	Comparable store sales and traffic consist of sales of stores open at least six full quarters at the beginning of the period and are measured on comparable calendar weeks. Comparable store sales and traffic exclude MSBC.

Total revenue in 2026 decreased 4.7% as compared to 2025. Our comparable store restaurant sales decrease in 2026 as compared to 2025 resulted primarily from the guest traffic decrease partially offset by the average check increase. The average check increase included an average menu price increase of 4.3%. Off-premise sales represented approximately 20% of restaurant sales volumes in both 2026 and 2025.

Our retail sales are made primarily to our restaurant guests. The decrease in our comparable store retail sales in 2026 as compared to 2025 resulted primarily from the guest traffic decrease.

The decrease in guest traffic in 2026 as compared to 2025 is primarily the result of negative publicity and customer reactions to certain changes in brand initiatives, including the launch of a new logo and modern test store remodels in the first quarter of 2026, and lower consumer demand arising from multiple macroeconomic factors, including inflationary pressures, higher consumer debt levels and lower savings rates as well as the potential uncertainty associated with the geopolitical environment and global trade.

Cost of Goods Sold (Exclusive of Depreciation and Rent)

The following table highlights the components of cost of goods sold in dollar amounts for the past two years:

	2026	2025
Cost of Goods Sold in dollars:
Restaurant	$716,580	$748,455
Retail	309,670	332,574
Total Cost of Goods Sold	$1,026,250	$1,081,029

The following table highlights restaurant cost of goods sold as a percentage of restaurant revenue for the past two years:

	2026	2025
Restaurant Cost of Goods Sold	26.5%	26.4%

The increase in restaurant cost of goods sold as a percentage of restaurant revenue in 2026 as compared to 2025 was primarily driven by higher food waste, commodity inflation, increased discounts and a shift to higher cost menu items partially offset by the menu pricing increase. Commodity inflation was 2.3% in 2026. We presently expect the rate of commodity inflation to be approximately 3.0% in 2027.

The following table highlights retail cost of goods sold as a percentage of retail revenue for the past two years:

	2026	2025
Retail Cost of Goods Sold	50.2%	51.0%

The year-to-year percentage change in 2026 as compared to 2025 resulted primarily from the following:

2026 Compared to 2025
(Decrease) Increase as a
Percentage of Total
Tariff refunds	(2.2)%
Markdowns	0.7%
Discounts	0.3%
Lower initial margin	0.3%

The decrease in retail cost of goods sold as a percentage of retail revenue in 2026 as compared to 2025 resulted primarily from tariff refunds of $15,033 partially offset by higher markdowns, higher discounts and lower initial margin.

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

Labor and Other Related Expenses

Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. The following table highlights labor and other related expenses as a percentage of total revenue for the past two years:

	2026	2025
Labor and related expenses	37.3%	36.0%

The year-to-year percentage change in 2026 as compared to 2025 resulted primarily from the following:

2026 Compared to 2025
Increase as a Percentage
of Total Revenue
Store hourly labor	0.6%
Store management compensation	0.4%
Store bonus expense	0.1%
Employee health care expense	0.1%

The increases in store hourly labor and store management compensation as a percentage of total revenue in 2026 as compared to 2025 resulted primarily from lower productivity and the deleverage associated with the decrease in total revenue in 2026 as compared to 2025. We presently expect the rate of wage inflation to be approximately 2.5% to 3.0% in 2027.

The increase in store bonus expense as a percentage of total revenue in 2026 as compared to 2025 resulted primarily from the deleverage associated with the decrease in total revenue in 2026 as compared to 2025.

The increase in employee health care expense as a percentage of total revenue in 2026 as compared to 2025 resulted primarily from unfavorable claim experience.

Other Store Operating Expenses

Other store operating expenses include all store-level operating costs, the major components of which are occupancy costs, operating supplies, advertising, credit card and gift card fees, third-party delivery fees, real and personal property taxes, general insurance and manager conference expenses. Occupancy costs include maintenance, utilities, depreciation and rent.

The following table highlights other store operating expenses as a percentage of total revenue for the past two years:

	2026	2025
Other store operating expenses	25.5%	24.6%

The year-to-year percentage change in 2026 as compared to 2025 resulted primarily from the following:

2026 Compared to 2025
Increase (Decrease) as a
Percentage of Total Revenue
Store occupancy costs	1.4%
Other store expense, net	(0.2)%
Supplies	(0.1)%
General insurance	(0.1)%

The increase in store occupancy costs as a percentage of total revenue in 2026 as compared to 2025 resulted primarily from higher maintenance expense and the deleverage associated with the decrease in total revenue.

The decrease in other store expense, net as a percentage of total revenue in 2026 as compared to 2025 resulted primarily from the receipt of $12,596 in settlement proceeds related to litigation matters involving our poultry and pork suppliers. This favorable impact was partially offset by costs associated with our biennial general manager conference, which was not held in 2025.

The decrease in supplies expense as a percentage of total revenue in 2026 as compared to 2025 resulted primarily from the Company’s cost savings programs.

The decrease in general insurance as a percentage of total revenue in 2026 as compared to 2025 resulted primarily from lower expense in 2026 due to unfavorable claims in 2025 that did not recur in 2026.

General and Administrative Expenses

The following table highlights general and administrative expenses as a percentage of total revenue for the past two years:

	2026	2025
General and administrative expenses	6.4%	6.2%

The year-to-year percentage change in 2026 as compared to 2025 resulted primarily from the following:

2026 Compared to 2025
Increase (Decrease) as a
Percentage of Total Revenue
Payroll and related expense	0.2%
Professional fees	0.1%
Incentive compensation expense	(0.2)%

The increase in payroll and related expense as a percentage of total revenue in 2026 as compared to 2025 resulted primarily from severance costs from a corporate restructuring and Chief Executive Officer (“CEO”) transition costs incurred in 2026 partially offset by lower headcount.

The increase in professional fees as a percentage of total revenue in 2026 as compared to 2025 primarily resulted from higher legal fees partially offset by lower proxy contest expenses and lower costs associated with the Company’s strategic initiatives. In 2026, we incurred $4,072 in costs related to a proxy contest in connection with the Company’s 2025 annual shareholders meeting held on November 20, 2025. In 2025, we incurred expenses of $8,220 related to a proxy contest in connection with the Company’s 2024 annual shareholders meeting held on November 21, 2024. Costs associated with the Company’s strategic initiatives decreased by approximately $7,300 in 2026 as compared to 2025.

The decrease in incentive compensation expense as a percentage of total revenue in 2026 as compared to 2025 resulted primarily from lower performance against financial objectives in 2026 as compared to 2025 partially offset by CEO transition costs incurred in 2026.

Gain on Sale and Leaseback Transaction, Net

In the fourth quarter of 2026, we entered into a sale and leaseback transaction involving 26 of our owned Cracker Barrel properties and recorded a net gain of $47,421. This amount is recorded in the gain on sale and leaseback transaction, net line on the Consolidated Statements of Income. See Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding this sale and leaseback transaction.

Impairment and Store Closing Costs

During 2026 and 2025, we recorded impairment charges of $21,968 and $19,772, respectively. The increase in impairment and store closing costs in 2026 as compared to 2025 was primarily driven by costs associated with the Company’s divestiture of the MSBC business and the impairment of underperforming locations. The 2026 charges consisted of impairments related to nine Cracker Barrel locations and sixteen MSBC locations, compared with seven Cracker Barrel locations and twenty-five MSBC locations in 2025. In addition, during 2026 and 2025, we incurred store closing costs of $9,266 and $287, respectively. The 2026 store closing costs primarily related to the closure of four Cracker Barrel and thirty-three MSBC locations, compared with two Cracker Barrel and two MSBC locations in 2025. For additional information regarding the divestiture of the MSBC business, see MSBC Divestiture section below and Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Impairment and store closing costs consisted of the following for the past two years:

	2026	2025
Impairment	$21,968	$19,772
Store closing costs	9,266	287
Total	$31,234	$20,059

MSBC Divestiture

On July 20, 2026, the Company completed the sale of certain assets used in its MSBC business to a third party, including the MSBC tradename and other intellectual property and the assets used in thirty-five MSBC restaurant locations. As a result of the transaction, the Company recognized a loss of $27,039 which is recorded in the loss on sale of business assets line on the Consolidated Statements of Income in 2026.

Simultaneously with the asset sale, the Company closed its remaining sixteen MSBC restaurant locations on July 20, 2026 as part of its focus on its core Cracker Barrel brand and improve profitability. In connection with exiting the MSBC business, the Company recognized an impairment charge of $8,523 and store closing and other exit-related costs of $5,430, consisting primarily of severance, contract termination and other closure-related costs. Impairment, store closing costs and other exit-related charges were recorded in the impairment and store closing costs line on the Consolidated Statements of Income.

For additional information regarding the exit of the MSBC business, see Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Operating Income (Loss)

Operating income (loss) consisted of the following for the past two years:

	2026	2025
Operating income (loss)	$(12,470)	$55,029

Our operating results declined in 2026 as compared to 2025 primarily due to the decrease in total revenue, the loss on sale of business assets associated with the divestiture of the MSBC business and the impairment and store closing costs discussed above partially offset by the gain recognized on the 2026 sale and leaseback transaction.

Gain on Extinguishment of Debt

In 2025, contemporaneously with the issuance of $345,000 aggregate principal amount of 1.75% Convertible Senior Notes due 2030 (the “2030 Notes”), we used approximately $145,900 of the net proceeds from the 2030 Notes for the repurchase of $150,000 aggregate principal amount of $300,000 aggregate principal amount of 0.625% Convertible Senior Notes (the “2026 Notes”) in separate and privately negotiated transactions and recorded a gain on extinguishment of debt of $3,186. This amount is recorded in the gain on extinguishment of debt line on the Consolidated Statements of Income. For additional information regarding our debt, see Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Litigation Settlement Income

In the third quarter of 2026, the Company received and recorded $47,422, net of legal fees, pursuant to a settlement agreement resolving interchange fee litigation. This amount is recorded in the litigation settlement income line on the Consolidated Statements of Income.

Interest Expense, Net

The following table highlights interest expense for the past two years:

	2026	2025
Interest expense, net	$14,379	$20,489

The year-to-year decrease in 2026 as compared to 2025 resulted primarily from lower weighted average debt levels under the revolving credit facility partially offset by the interest related to the 2030 Notes. See “Borrowing Capacity, Debt Covenants and Notes” section below for further information related to the 2025 Revolving Credit Facility and the 2030 Notes.

Income Tax Benefit

The following table highlights the income tax benefit as a percentage of income before income taxes (“effective tax rate”) for the past two years:

	2026	2025
Effective tax rate	(54.0)%	(22.9)%

Our effective tax rate is lower than statutory rates primarily due to the benefit of tax credits. The decrease in our effective tax rate in 2026 is primarily due to lower income before income taxes as compared to 2025.

We presently expect an income tax benefit of approximately $4,000 to $8,000 for 2027.

H.R.1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025, with effective dates in 2025 and through 2027. The legislation includes provisions that impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The Company has evaluated the impacts of OBBBA, and the effects of these provisions have been incorporated into the accompanying financial statements.

Net Income

Net income consisted of the following for the past two years:

	2026	2025
Net income	$31,675	$46,379

Our net income in 2026 decreased as compared to 2025 primarily due to our decrease in our operating income (loss) discussed above partially offset by the litigation settlement income related to the credit card interchange fee litigation recognized in 2026 and lower interest expense, net as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flows for the past two years:

	2026	2025
Net cash provided by operating activities	$206,204	$218,899
Net cash used in investing activities	(34,220)	(156,702)
Net cash used in financing activities	(175,092)	(34,589)
Net increase (decrease) in cash and cash equivalents	$(3,108)	$27,608

Our primary sources of liquidity are cash generated from our operations and our borrowing capacity under our revolving credit facility. Our cash generated from our operations, together with our borrowing capacity under our revolving credit facility, were sufficient to finance all of our capital expenditures, dividend payments, working capital needs, interest payments on long-term debt obligations and other cash payment obligations in 2026.

We believe that cash at July 31, 2026, along with cash expected to be generated from our operating activities and the borrowing capacity under our revolving credit facility, will be sufficient to finance our continuing operations, debt service, dividend payments, capital expenditures and working capital needs for the next twelve months and thereafter for the foreseeable future. Our ability to draw on our $550,000 revolving credit facility (the “2025 Revolving Credit Facility”) is subject to the satisfaction of the provisions of the credit facility, as amended, and we believe we will be able to refinance our credit facility and other debt instruments prior their maturity.

Cash Generated from Operations

The decrease in net cash flow provided by operating activities in 2026 as compared to 2025 was primarily driven by lower earnings as well as the timing of certain payments partially offset by the receipt of income tax refunds.

Purchase Obligations

We enter into purchase orders for food and retail merchandise; purchase orders for capital expenditures, supplies, other operating needs and other services; and commitments under contracts for maintenance needs and other services in the normal course of business. Our estimate as of July 31, 2026, for these purchase obligations is $151,527, of which $125,681 is short-term. This estimate of our purchase obligations (i) includes long-term agreements and certain retail purchase orders for services and operating needs that can be cancelled (A) with more than 60 days’ notice without penalty only through the term of the notice period and (B) only in the event of an uncured material breach or with a penalty through the entire term of the contract, (ii) excludes contracts that do not contain minimum purchase obligations and long-term agreements for services and operating needs that can be cancelled within 60 days without penalty. Because of the uncertainties of seasonal demands and promotional calendar changes, our estimated usage for food, supplies and other operating needs and services is calculated ratably over either the termination notice period or the remaining life of the contract, as applicable, unless we had better information available at the time related to each contract.

Leases

As of July 31, 2026, the total present value of our lease expenses (including variable lease costs) under operating leases was $698,826, which had a weighted-average remaining lease term of 15.22 years. In addition, as of July 31, 2026, total short-term future minimum lease payments were $86,141. We have not entered into any leases that have not yet commenced as of July 31, 2026. For additional information regarding our operating leases, see Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Long-Term Obligations

At July 31, 2026, other long-term obligations include our Non-Qualified Savings Plan ($25,193, with a corresponding long-term asset to fund the liability; see Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K) and Deferred Compensation Plan ($1,127).

Taxes

At July 31, 2026, the entire liability of $16,301, for uncertain tax positions (including penalties and interest) is classified as a long-term liability. At this time, we are unable to make a reasonably reliable estimate of the amounts and timing of payments in individual years because of uncertainties in the timing of the effective settlement of tax positions. See Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on our uncertain tax positions.

Capital Expenditures and Proceeds from Sale of Property and Equipment

The following table presents our capital expenditures (purchase of property and equipment), net of proceeds from insurance recoveries, for the past two years:

	2026	2025
Capital expenditures, net of proceeds from insurance recoveries	$115,321	$158,647

Our capital expenditures consisted primarily of capital investments for existing stores, strategic initiatives and new store locations. The decrease in capital expenditures in 2026 from 2025 resulted primarily from lower capital investments in existing stores, reduced spending on strategic initiatives and fewer store openings.

We currently expect capital expenditures to be approximately $110,000 to $125,000 in 2027. This estimate includes our maintenance and technology initiatives. We intend to fund our capital expenditures with cash generated by operations, cash on hand and borrowings under our 2025 Revolving Credit Facility, as necessary.

The following table presents our proceeds from sale of property and equipment for the past two years:

	2026	2025
Proceeds from sale of property and equipment	$78,656	$1,945

The increase in proceeds from sale of property and equipment in 2026 from 2025 resulted primarily from the sale and leaseback transaction in 2026. See Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding this sale and leaseback transaction.

Borrowing Capacity, Debt Covenants and Notes

On May 16, 2025, the Company entered into the 2025 Credit Facility, which replaced our previous revolving credit facility that we entered into in 2022 (the “2022 Revolving Credit Facility”). The 2025 Credit Facility consisted of a $550,000 revolving credit facility (the “2025 Revolving Credit Facility”), which includes a $25,000 swingline subfacility and a $75,000 letter of credit subfacility, and a $250,000 delayed draw term loan facility (the “Delayed Draw Term Facility”). The Delayed Draw Term Facility was terminated on June 13, 2025 in connection with the Company’s issuance and sale of the 2030 Notes. The 2025 Credit Facility also contains an option for the Company to increase the 2025 Credit Facility by $200,000. At July 31, 2026 and August 01, 2025, we did not have any borrowings outstanding under the 2025 Revolving Credit Facility.

The following table highlights our borrowing capacity and outstanding borrowings under the 2025 Revolving Credit Facility, our standby letters of credit and our borrowing availability under the 2025 Revolving Credit Facility as of the year ended July 31, 2026:

2026
Borrowing capacity under the 2025 Revolving Credit Facility	$550,000
Less: Outstanding borrowings under the 2025 Revolving Credit Facility	—
Less: Standby letters of credit*	8,703
Borrowing availability under the 2025 Revolving Credit Facility	$541,297

*Our standby letters of credit relate to securing reserved claims under workers’ compensation insurance. Our standby letters of credit reduce our borrowing availability under the 2025 Revolving Credit Facility.

During 2026, we borrowed $407,000 and repaid $407,000 under the 2025 Revolving Credit Facility. During 2025, we borrowed $548,500 and repaid $728,500 under the 2022 Revolving Credit Facility and 2025 Revolving Credit Facility.

Our 2025 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated senior secured leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with the 2025 Revolving Credit Facility’s financial covenants at July 31, 2026, and we expect to be in compliance with the 2025 Revolving Credit Facility’s financial covenants for the remaining term of the facility.

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

Additionally, on June 13, 2025, we used approximately $145,900 of the net proceeds from the 2030 Notes for the repurchase of $150,000 aggregate principal amount of the 2026 Notes. The remaining $150,000 aggregate principal amount of the 2026 Notes was paid on June 15, 2026.

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

In 2026 and 2025, we paid regular dividends of $1.00 per share. Additionally, during the first quarter of 2027, the Board declared a dividend of $0.25 per share payable on November 12, 2026 to shareholders of record as of October 16, 2026.

The following table highlights the dividends per share we paid for the past two years:

	2026	2025
Dividends per share paid	$1.00	$1.00

Our criteria for share repurchases are that they be accretive to expected net income per share and are within the limits imposed by our debt commitments. We did not repurchase any shares of our common stock in 2026 or 2025. In the first quarter of 2026, our Board of Directors approved a share repurchase authorization to repurchase shares of the Company’s outstanding common stock at management’s discretion up to a total value of $100,000 with an expiration date of September 30, 2027.

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

	2026	2025
Working capital deficit	$(200,354)	$(312,491)

The change in working capital at July 31, 2026 compared to August 01, 2025 primarily reflected the payment of 2026 Notes in 2026 and the timing of payments for accounts payable partially offset by a lower income tax receivable due to the receipt of income tax refunds during 2026 and lower inventory levels.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting guidance adopted and not yet adopted. The adoption of accounting for income tax disclosures did not have an impact on our consolidated financial position or results of operations. We are currently evaluating the impact of adopting the accounting guidance not yet adopted.

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

We have not made any material changes in our methodology for assessing impairments during the past three years and we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used by us to assess impairment of long-lived assets. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and fair values of long-lived assets, we may be exposed to losses that could be material. During 2026, we recorded impairment charges of $16,024 for long-lived assets due to the deterioration in operating performance of six Cracker Barrel locations and thirteen MSBC locations due to the divestiture of the MSBC business. During 2025, we recorded impairment charges of $18,391 for long-lived assets due to the deterioration in operating performance of seven Cracker Barrel locations and twenty-five MSBC locations in 2025. The impairment charges are included in the impairment and store closing costs line item on the Consolidated Statements of Income. See the Lease Accounting section below for information related to impairment charges related to right-of-use assets recorded in 2026 and 2025.

Insurance Reserves

We self-insure a significant portion of our expected workers’ compensation and general liability programs. We purchase insurance for individual workers’ compensation claims that exceed $750 or $1,000 depending on the state in which the claim originated. We purchase insurance for individual general liability claims that exceed $500. We record a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported (“IBNR”) claims. These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually during the fourth quarter and is adjusted by the actuarially determined losses and actual claims payments made subsequent to this full scope actuarial study during the fourth quarter. Additionally, we perform limited scope actuarial studies on a quarterly basis to verify and/or modify our reserves. The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate. As such, we record the losses at the midpoint of that range and discount them to present value using a risk-free interest rate based on projected timing of payments. We also monitor actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of our reserves.

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

Changes in these assumptions and management judgments may produce materially different amounts in the recognition of the right-of-use assets and lease liabilities. Additionally, any loss resulting from an impairment of the right-of-use assets is recognized by a charge to income, which could be material. In 2026, we recorded impairment charges of $5,944 which primarily related to the right-of-use assets due to the divestiture of the MSBC business. In 2025, we recorded impairment charges of $1,381 related to the right-of-use assets of one Cracker Barrel location. These amounts are included in the impairment and store closing costs line item on the Consolidated Statement of Income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, such as changes in interest rates and commodity prices. We do not hold or use derivative financial instruments for trading purposes.

Interest Rate Risk. We have interest rate risk relative to our outstanding borrowings under our revolving credit facility. At both July 31, 2026 and August 01, 2025, no borrowings were outstanding under our 2025 Revolving Credit Facility. Accordingly, no interest rate sensitivity analysis has been presented. See Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In accordance with the 2025 Revolving Credit Facility, outstanding borrowings bear interest, at our election, either at (1) the Term Secured Overnight Financing Rate (SOFR) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) one-month Term SOFR plus 1.0%, in each case plus an applicable margin based on the Company’s consolidated total leverage ratio. Our policy has been to manage interest cost using a mix of fixed and variable rate debt (see Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). Additionally, we have 2030 Notes, which bear cash interest at a fixed rate of 1.75% per annum.

Credit Risk. In 2025, the Company issued the 2030 Notes and entered into the Capped Call Transactions with the Option Counterparties. Subject to the movement in the Company’s common stock price, the Company could be exposed to credit risk arising out of the net settlement of the Capped Call Transactions in its favor. Based on the Company’s review of the possible net settlements and the creditworthiness of the Option Counterparties and their affiliates, the Company believes it does not have a material exposure to credit risk as a result of these transactions at this time.

Commodity Price Risk. Many of the food products that we purchase are affected by commodity pricing and are, therefore, subject to price volatility caused by market conditions, weather, production problems, delivery difficulties and other factors which are outside our control and which are generally unpredictable.

The following table highlights the five food categories which accounted for the largest shares of our food purchases in 2026 and 2025:

	Percentage of Food Purchases
	2026	2025
Beef	17%	17%
Fruits and vegetables	12%	12%
Poultry	11%	12%
Dairy (including eggs)	11%	11%
Pork	10%	10%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cracker Barrel Old Country Store, Inc. and subsidiaries (the "Company") as of July 31, 2026, and August 1, 2025, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026, and August 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Commitments and Contingencies – Insurance Reserves – Refer to Notes 1 and 16 to the financial statements

Critical Audit Matter Description

The Company self-insures a significant portion of its workers’ compensation and general liability program and records a reserve for all unresolved claims and an estimate of incurred but not reported (IBNR) claims. These reserves and estimates of IBNR claims are based upon a full scope actuarial study performed annually by management’s specialist during the fourth quarter and are adjusted by the actuarially determined losses and actual claims payments made subsequent to this full scope actuarial study during the fourth quarter. The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate. Using this information, the Company records the expected losses at the midpoint of the range, which is discounted to present value using a risk-free interest rate. The Company also monitors actual claims development as another means of estimating the adequacy of the historical reserves.

We identified insurance reserves as a critical audit matter because estimating the reserve for all unresolved claims and IBNR claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether insurance reserves were appropriately recorded as of July 31, 2026.

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

September 25, 2026

We have served as the Company’s auditor since 1974.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED BALANCE SHEETS

	(In thousands except share data)
	July 31,2026	August 01,2025
ASSETS
Current Assets:
Cash and cash equivalents	$36,535	$39,643
Accounts receivable	36,942	35,070
Income taxes receivable	1,176	12,820
Inventories	163,874	180,585
Prepaid expenses and other current assets	37,355	44,994
Total current assets	275,882	313,112
Property and equipment
Land	234,081	252,382
Buildings and improvements	804,794	848,671
Restaurant and other equipment	925,579	929,932
Leasehold improvements	457,508	467,454
Construction in progress	12,679	22,029
Total	2,434,641	2,520,468
Less: Accumulated depreciation and amortization	1,548,846	1,553,492
Property and equipment – net	885,795	966,976
Operating lease right-of-use assets, net	799,797	806,084
Intangible assets	3,365	24,350
Other assets	57,568	51,362
Total assets	$2,022,407	$2,161,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$152,737	$169,848
Current portion of long-term debt	—	149,178
Current operating lease liabilities	48,625	50,948
Taxes withheld and accrued	43,569	42,532
Accrued employee compensation	69,456	66,069
Accrued employee benefits	30,445	29,775
Deferred revenues	92,245	89,559
Dividend payable	6,177	6,331
Other current liabilities	32,982	21,363
Total current liabilities	476,236	625,603
Long-term debt	337,231	335,457
Long-term operating lease liabilities	650,201	644,026
Other long-term obligations	46,920	46,518
Deferred income taxes	33,613	48,591
Commitments and Contingencies (Note 16)

Shareholders’ Equity:
Preferred stock – 100,000,000 shares of $0.01 par value authorized; 300,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued	—	—
Common stock – 400,000,000 shares of $0.01 par value authorized; 2026 – 22,351,460 shares issued and outstanding; 2025– 22,267,724 shares issued and outstanding	224	223
Additional paid-in capital	18,021	10,515
Retained earnings	459,961	450,951
Total shareholders’ equity	478,206	461,689
Total liabilities and shareholders’ equity	$2,022,407	$2,161,884

See Notes to Consolidated Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(In thousands except share data)
	Fiscal years ended
	July 31, 2026	August 01, 2025	August 02, 2024

Total revenue	$3,318,714	$3,483,684	$3,470,762
Cost of goods sold (exclusive of depreciation and rent)	1,026,250	1,081,029	1,087,631
Labor and other related expenses	1,237,314	1,254,668	1,271,555
Other store operating expenses	846,189	855,389	831,763
General and administrative expenses	210,579	217,510	207,062
Gain on sale and leaseback transactions, net	(47,421)	—	—
Impairment and store closing costs	31,234	20,059	22,942
Loss on sale of business assets	27,039	—	4,690
Operating income (loss)	(12,470)	55,029	45,119
Other income:
Gain on extinguishment of debt	—	(3,186)	—
Litigation settlement income	(47,422)	—
Interest expense, net	14,379	20,489	20,933
Income before income taxes	20,573	37,726	24,186
Income tax benefit	(11,102)	(8,653)	(16,744)
Net income	$31,675	$46,379	$40,930

Net income per share:
Basic	$1.42	$2.08	$1.84
Diluted	$1.40	$2.06	$1.83

Weighted average shares:
Basic	22,334,203	22,252,034	22,191,961
Diluted	22,545,123	22,463,943	22,319,894

See Notes to Consolidated Financial Statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands except share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at July 28, 2023	22,153,625	$221	$3,886	$479,718	$483,825
Net income	—	—	—	40,930	40,930
Total comprehensive income	—	—	—	40,930	40,930
Cash dividends declared - $4.15 per share	—	—	—	(93,296)	(93,296)
Share-based compensation	—	—	10,298	—	10,298
Issuance of share-based compensation awards, net of shares withheld for employee taxes	49,418	1	(1,609)	—	(1,608)
Balances at August 02, 2024	22,203,043	$222	$12,575	$427,352	$440,149
Net income	—	—	—	46,379	46,379
Total comprehensive income	—	—	—	46,379	46,379
Cash dividends declared - $1.00 per share	—	—	—	(22,780)	(22,780)
Share-based compensation	—	—	11,742	—	11,742
Issuance of share-based compensation awards, net of shares withheld for employee taxes	64,681	1	(1,449)	—	(1,448)
Purchase of capped call	—	—	(16,491)	—	(16,491)
Deferred tax asset on capped call	—	—	4,114	—	4,114
Unwinding of bond hedge and warrants	—	—	52	—	52
Deferred tax impact of unwinding bond hedge	—	—	(28)	—	(28)
Balances at August 01, 2025	22,267,724	$223	$10,515	$450,951	$461,689
Net income	—	—	—	31,675	31,675
Total comprehensive income	—	—	—	31,675	31,675
Cash dividends declared - $1.00 per share	—	—	—	(22,665)	(22,665)
Share-based compensation	—	—	9,450	—	9,450
Issuance of share-based compensation awards, net of shares withheld for employee taxes	83,736	1	(1,944)	—	(1,943)
Balances at July 31, 2026	22,351,460	$224	$18,021	$459,961	$478,206

See Notes to Consolidated Financial Statements

CRACKER BARREL OLD COUNTRY STORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(In thousands)
	Fiscal years ended
	July 31, 2026	August 01, 2025	August 02, 2024
Cash flows from operating activities:
Net income	$31,675	$46,379	$40,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,105	122,238	111,746
Amortization of debt issuance costs	2,596	1,877	1,752
Gain on extinguishment of debt	—	(3,186)	—
Loss on disposition of property and equipment	12,198	8,591	9,143
Gain on sale and leaseback transaction, net	(47,421)	—	—
Impairment	21,968	19,772	17,448
Goodwill impairment	—	—	4,690
Loss on sale of business assets	27,039	—	—
Share-based compensation	9,450	11,742	10,298
Noncash lease expense	58,293	60,712	59,523
Amortization of asset recognized from gain on sale and leaseback transactions	12,735	12,735	12,735
Changes in assets and liabilities:
Accounts receivable	(947)	4,342	(7,477)
Income taxes receivable	11,644	(2,938)	(7,820)
Inventories	15,993	373	8,406
Prepaids and other current assets	7,639	(8,859)	(867)
Other assets	(6,003)	(1,002)	(3,566)
Accounts payable	(17,111)	7,560	(3,196)
Current operating lease liabilities	(2,323)	1,111	3,501
Taxes withheld and accrued	1,031	1,099	2,598
Accrued employee compensation	3,383	5,684	(4,448)
Accrued employee benefits	670	1,299	4,059
Deferred revenues	2,686	2,071	(7,528)
Other current liabilities	11,619	3,455	(6,583)
Long-term operating lease liabilities	(59,473)	(61,119)	(62,566)
Other long-term liabilities	736	(2)	(7,254)
Deferred income taxes	(14,978)	(15,035)	(6,544)
Net cash provided by operating activities	206,204	218,899	168,980

Cash flows from investing activities:
Purchase of property and equipment	(117,782)	(159,144)	(128,295)
Proceeds from insurance recoveries of property and equipment	2,461	497	834
Proceeds from sale of property and equipment, net	81,101	1,945	3,134
Net cash used in investing activities	(34,220)	(156,702)	(124,327)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	407,000	548,500	406,500
Principal payments under long-term debt	(407,000)	(728,575)	(346,575)
Net proceeds from settlement of bond hedge and warrants	—	52	—
Repayment of convertible senior notes	(150,000)	(145,875)	—
Proceeds from issuance of convertible senior notes	—	335,238	—
Payment for capped call option related to convertible senior notes	—	(16,491)	—
Taxes withheld from issuance of share-based compensation awards	(1,943)	(1,448)	(1,608)
Deferred financing costs	—	(2,892)	—
Dividends on common stock	(23,149)	(23,098)	(116,082)
Net cash used in financing activities	(175,092)	(34,589)	(57,765)

Net increase (decrease) in cash and cash equivalents	(3,108)	27,608	(13,112)
Cash and cash equivalents, beginning of period	39,643	12,035	25,147
Cash and cash equivalents, end of period	$36,535	$39,643	$12,035

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$10,601	$17,242	$18,484

Supplemental schedule of non-cash investing and financing activities*:
Capital expenditures accrued in accounts payable	$3,456	$9,323	$9,499
Dividends declared but not yet paid	6,629	7,117	7,435

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

Basis of Presentation

Fiscal year – The Company’s fiscal year ends on the Friday nearest July 31st and each quarter consists of thirteen weeks unless noted otherwise. The periods presented in the Company’s financial statements are the fiscal years ended July 31, 2026 (“2026”), August 01, 2025 (“2025”) and August 02, 2024 (“2024”), respectively. Each of these periods has 52 weeks except for 2024, which consisted of 53 weeks. Similarly, references in these Notes to a year or quarter are to the Company’s fiscal year or quarter unless expressly noted or the context clearly indicates otherwise.

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

Inventories – Cost of restaurant inventory is determined by the first‑in, first‑out (“FIFO”) method. Retail inventories are valued using the retail inventory method (“RIM”) except at the retail distribution center which are valued using moving average cost. Approximately 60% of retail inventories are valued using RIM. Retail inventories valued using RIM are stated at the lower of cost or market. Cost of restaurant inventory and retail inventory valued using moving average cost are stated at the lower of cost or net realizable value. See Note 3 for additional information regarding the components of inventory.

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

Property and equipment – Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization on these assets are computed by use of the straight‑line and double‑declining balance methods over the estimated useful lives of the respective assets, as follows:

Years
Buildings and improvements	30-45
Restaurant and other equipment	2-10
Leasehold improvements	1-35

Accelerated depreciation methods are generally used for income tax purposes.

Total depreciation expense and depreciation expense related to store operations for each of the three years are as follows:

	2026	2025	2024
Total depreciation expense	$122,358	$121,432	$110,938
Depreciation expense related to store operations*	113,764	112,698	103,169

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

Impairment of long-lived assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down, for an asset to be held and used, to the estimated fair value or, for an asset to be disposed of, to the fair value, net of estimated costs of disposal. Any loss resulting from impairment is recognized by a charge to income. During 2026, 2025 and 2024, the Company recorded impairment charges of $16,024, $18,391 and $15,616, respectively, for long-lived assets which are included in the impairment and store closing costs line on the Consolidated Statements of Income. See Note 8 for additional information regarding impairment charges in 2026, 2025 and 2024 related to right-of-use assets.

Other intangible assets – Intangibles primarily consist of transferable liquor licenses, which are capitalized as indefinite-lived intangible assets. The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Liquor licenses capitalized as intangible assets were $3,365 at both July 31, 2026 and August 01, 2025 on the Consolidated Balance Sheets.

Prior to the sale of certain assets used in the Maple Street Biscuit Company (“MSBC”) business in July 2026, intangible assets also included the MSBC tradename, which was capitalized as an indefinite-lived intangible asset. As part of the transaction, the Company sold the MSBC tradename. At August 01, 2025, the MSBC tradename was $20,960 on the Consolidated Balance Sheet.

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

Revenue recognition – Revenue consists primarily of sales from restaurant and retail operations. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest, retail customer or other customer. The Company recognizes revenues from restaurant sales when payment is tendered at the point of sale, as the Company’s performance obligation to provide food and beverages is satisfied. The Company recognizes revenues from retail sales when payment is tendered at the point of sale, as the Company’s performance obligation to provide merchandise is satisfied. E-commerce sales, including shipping revenue, are recorded upon delivery to the customer. Additionally, the Company provides for estimated returns based on return history and sales levels. The Company’s policy is to present sales in the Consolidated Statements of Income on a net presentation basis after deducting sales tax.

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

The Company records a reserve for workers’ compensation and general liability for all unresolved claims and for an estimate of incurred but not reported claims (“IBNR”). These reserves and estimates of IBNR claims are based upon a full scope actuarial study which is performed annually during the Company’s fourth quarter and is adjusted by the actuarially determined losses and actual claims payments made subsequent to this full scope actuarial study during the fourth quarter. Additionally, the Company performs limited scope actuarial studies on a quarterly basis to verify and/or modify the Company’s reserves. The reserves and losses in the actuarial study represent a range of possible outcomes within which no given estimate is more likely than any other estimate. As such, the Company records the losses at the midpoint of that range and discounts them to present value using a risk-free interest rate based on projected timing of payments. The Company also monitors actual claims development, including incurrence or settlement of individual large claims during the interim periods between actuarial studies as another means of estimating the adequacy of its reserves.

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

Advertising expense for each of the three years was as follows:

	2026	2025	2024
Advertising expense	$113,983	$119,397	$112,793

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

Income taxes – The Company’s provision for income taxes (income tax benefit) includes employer tax credits for FICA taxes paid on employee tip income and other employer tax credits which are accounted for using the flow-through method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recognizes (or derecognizes) a tax position taken or expected to be taken in a tax return in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained (or not sustained) upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company recognizes, net of tax, interest and estimated penalties related to uncertain tax positions in its provision for income taxes (income tax benefit). See Note 14 for additional information regarding income taxes.

Net income per share – Basic consolidated net income per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted consolidated net income per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock and is based upon the weighted average number of common and common equivalent shares outstanding during the reporting period. Common equivalent shares related to stock options and nonvested stock awards and units issued by the Company are calculated using the treasury stock method. The outstanding stock options and nonvested stock awards and units issued by the Company represent the only dilutive effects on diluted consolidated net income per share. Prior to their repayment in full at maturity during the fourth quarter of 2026, the 2026 Notes were evaluated under the net share settlement option under the if-converted method. The 2026 Notes were excluded from the computation of diluted consolidated net income per share because the average market price of the Company’s common stock during the period the 2026 Notes were outstanding did not exceed the applicable conversion price. The 2030 Notes and the warrants related to the 2026 Notes are also evaluated using the net share settlement option under the if-converted method. Because the principal amount of the 2030 Notes will be settled in cash with any excess conversion value settled in cash or shares of common stock, the 2030 Notes have been excluded from the computation of diluted consolidated net income per share because the average market price of the Company’s common stock during the reporting period did not exceed the conversion price of $72.23. Warrants were excluded from the computation of diluted consolidated net income per share since the warrants’ strike price of $213.13 was greater than the average market price of the Company’s common stock during the reporting period. See Note 4 for additional information regarding the 2026 Notes and the 2030 Notes and Note 15 for additional information regarding additional information regarding net income per share.

Recent Accounting Pronouncement Adopted

Income Tax Disclosures

In December 2023, the FASB issued new income tax disclosure requirements which require disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. These new disclosure requirements are effective for annual periods beginning after December 15, 2024 and allow for adoption on a prospective basis, with a retrospective option. The Company adopted these disclosure requirements on a retrospective basis for all reporting periods presented as of July 31, 2026. The adoption of the guidance had no impact on the Company’s consolidated financial position or results of operations. See Note 14 for the Company’s income tax disclosures.

Recent Accounting Pronouncement Not Yet Adopted

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

Fair value for certain of the Company’s assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, a three-level hierarchy for inputs is used. These levels are:

●	Quoted Prices in Active Markets for Identical Assets (“Level 1”) – quoted prices (unadjusted) for an identical asset or liability in an active market.
●	Significant Other Observable Inputs (“Level 2”) – quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
●	Significant Unobservable Inputs (“Level 3”) – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at July 31, 2026 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$27,001	$—	$—	$27,001
Total	$27,001	$—	$—	$27,001
Deferred compensation plan assets**				25,193
Total assets at fair value				$52,194

The Company’s assets and liabilities measured at fair value on a recurring basis at August 01, 2025 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents*	$27,501	$—	$—	$27,501
Total	$27,501	$—	$—	$27,501
Deferred compensation plan assets**				22,700
Total assets at fair value				$50,201

*Consists of money market fund investments.

**Represents plan assets invested in mutual funds established under a Rabbi Trust for the Company’s Non-Qualified Savings Plan and is included in the Consolidated Balance Sheets as other assets. See Note 11 for additional information regarding the Company’s Non-Qualified Savings Plan.

The Company did not have any liabilities measured at fair value on a recurring basis at July 31, 2026 and August 01, 2025. The Company’s money market fund investments are measured at fair value using quoted market prices. The Company’s deferred compensation plan assets are measured based on net asset value per share as a practical expedient to estimate fair value. The fair values of accounts receivable and accounts payable at July 31, 2026 and August 01, 2025, approximate their carrying amounts because of their short duration. The fair value of the Company’s variable rate debt, based on quoted market prices, which are considered Level 1 inputs, approximates its carrying amounts at July 31, 2026 and August 01, 2025.

The Company’s financial instruments that are not remeasured at fair value include the 2026 Notes and the  2030 Notes. See Note 4 for additional information regarding the 2026 Notes and the 2030 Notes. The Company estimates the fair value of the 2026 Notes and 2030 Notes through consideration of quoted market prices of similar instruments, classified as Level 2 as described above. The 2026 Notes were repaid in full at maturity during the fourth quarter of 2026. The estimated fair value of the 2026 Notes was $144,075 as of August 01, 2025. The estimated fair value of the 2030 Notes was $365,700 and $374,246, respectively, as of July 31, 2026 and August 01, 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

In 2026, nine Cracker Barrel stores were determined to be impaired because of declining operating performance. The Company also recorded impairment charges in 2026 related to sixteen MSBC locations in connection with the divestiture of the MSBC business. See Note 13 for additional information regarding the divestiture of the MSBC business. In 2025, seven Cracker Barrel stores and twenty-five MSBC locations were determined to be impaired because of declining operating performance. Fair value of these locations was determined by sales prices of comparable assets or estimates of discounted future cash flows considering their highest and best use. Assumptions used in the cash flow model included projected annual revenue growth rates and projected cash flows, which can be affected by economic conditions and management’s expectations. Additionally, changes in the local and national economies and markets for real estate and other assets can impact the sales prices of the assets. The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs. Based on its analysis, the Company recorded impairment charges of $13,027 and $19,772, respectively, in 2026 and 2025, related to long-lived assets measured at fair value on a nonrecurring basis. Such charges are included in the impairment and store closing costs line on the Consolidated Statements of Income.

3.	Inventories

Inventories were comprised of the following at:

	July 31, 2026	August 01, 2025
Retail	$124,193	$135,631
Restaurant	24,071	25,482
Supplies	15,610	19,472
Total	$163,874	$180,585

4.	Debt

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

In accordance with the 2025 Revolving Credit Facility, outstanding borrowings bear interest, at the Company’s election, either at (1) the Term Secured Overnight Financing Rate (SOFR), plus an applicable margin based on the Company’s consolidated total leverage ratio (the “Applicable Margin”) or (2) a base rate equal to the greatest of (i) the prime rate, (ii) a rate that is 0.5% in excess of the Federal Funds Rate, and (iii) one-month Term SOFR plus 1.0%, in each case, plus an Applicable Margin. At both July 31, 2026 and August 01, 2025, the Company had no borrowings under the 2025 Revolving Credit Facility.

At July 31, 2026, the Company had $8,703 of standby letters of credit, which reduce the Company’s borrowing availability under the 2025 Revolving Credit Facility. See Note 16 regarding the standby letters of credit. At July 31, 2026, the Company had $541,297 in borrowing availability under the 2025 Revolving Credit Facility.

The 2025 Revolving Credit Facility contains customary financial covenants, which include maintenance of a maximum consolidated senior secured leverage ratio and a minimum consolidated interest coverage ratio. At July 31, 2026, the Company was in compliance with all financial covenants under the 2025 Revolving Credit Facility.

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

Convertible Senior Notes

On June 18, 2021, the Company completed a private offering of $300,000 aggregate principal amount of its 0.625% convertible Senior Notes due in 2026 (the “2026 Notes”).

On June 13, 2025, contemporaneously with the 2030 Notes offering described below, the Company used approximately $145,900 of the net proceeds from the 2030 Notes for the repurchase of $150,000 aggregate principal amount of the 2026 Notes in separate and privately negotiated transactions and recorded a gain on extinguishment of debt of $3,186. This amount is recorded in the gain on extinguishment of debt line on the Consolidated Statements of Income. The remaining $150,000 aggregate principal amount of the 2026 Notes was paid in full at maturity on June 15, 2026. At August 01, 2025, the 2026 Notes were classified as a current liability due to their maturity date in 2026.

The following table includes the outstanding principal amount and carrying value of the 2026 Notes as of the period indicated:

August 01, 2025
Liability component
Principal	$150,000
Less: Debt issuance costs	822
Net carrying amount	$149,178

The effective rate of the 2026 Notes over their expected life was 1.23%.

The following is a summary of interest expense for the 2026 Notes for each of the three years:

	2026	2025	2024
Coupon interest	$821	$1,679	$1,932
Amortization of issuance costs	822	1,658	1,752
Total interest expense	$1,643	$3,337	$3,684

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

The initial conversion rate applicable to the 2030 Notes was 13.8455 shares of the Company’s common stock per $1,000 principal amount of 2030 Notes, which represented an initial conversion price of approximately $72.23 per share of the Company’s common stock, a premium of approximately 32.5% over the last reported sale price of $54.51 per share on June 10, 2025, the date on which the 2030 Notes were priced. The conversion rate is subject to customary adjustments upon the occurrence of certain events. At both July 31, 2026 and August 01, 2025, the conversion rate was 13.8455 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Net proceeds from the 2030 Notes offering were approximately $335,000, after deducting the initial purchasers’ discounts and commissions and the Company’s offering fees and expenses.

During any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, holders may in the immediate quarter following, convert all or a portion of their 2030 Notes.  When a conversion notice is received, the Company will settle any conversions by paying or delivering, as applicable, cash or, if applicable and at the Company’s election, a combination of cash (which shall not be less than $1,000 for each $1,000 principal amount of 2030 Notes being settled) and shares of the Company’s common stock, based on the applicable conversion rate(s) at the time of each such conversion. The holders of the 2030 Notes were not eligible to convert their 2030 Notes during 2026 or 2025. Accordingly, as of July 31, 2026 and August 01, 2025, the Company could not be required to settle the 2030 Notes in cash and, therefore, the 2030 Notes are classified as long-term debt on the Consolidated Balance Sheets.

The following table includes the outstanding principal amount and carrying value of the 2030 Notes as of the periods indicated:

	July 31, 2026	August 01, 2025
Liability component
Principal	$345,000	$345,000
Less: Debt issuance costs	7,769	9,543
Net carrying amount	$337,231	$335,457

The effective rate of the 2030 Notes over their expected life is 2.33%.

The following is a summary of interest expense for the 2030 Notes for 2026 and 2025:

	2026	2025
Coupon interest	$6,038	$755
Amortization of issuance costs	1,774	219
Total interest expense	$7,812	$974

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

The Convertible Note Hedge Transactions covered, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlying the 2026 Notes. The Convertible Note Hedge Transactions were intended generally to reduce the potential equity dilution, and/or offset any cash payments in excess of the principal amount that could have become payable upon conversion of the 2026 Notes. By default, the Warrant Transactions are net share settled and the Company has the option to settle in cash or shares. The Warrant Transactions could have a dilutive effect on the Company’s common stock to the extent that the price of its common stock exceeds the strike price of the Warrant Transactions. The strike price was initially $263.39 per share and is subject to certain adjustments under the terms of the Warrant Transactions. On July 31, 2026, the strike price, as adjusted, of the Warrant Transactions was adjusted to $213.13 per share as a result of dividends declared since the 2026 Notes were issued. As of July 31, 2026, August 01, 2025 and August 02, 2024, the market price of the Company’s common stock did not exceed the strike price of the Warrant Transactions. As a result, the Warrant Transactions were not economically feasible, and no cash settlement, share settlement, or dilution occurred as of July 31, 2026, August 01, 2025 or August 02, 2024.

As these transactions meet certain accounting criteria, the Convertible Note Hedge Transactions and Warrant Transactions were recorded in shareholders’ equity within additional paid-in capital, not accounted for as derivatives and are not remeasured each reporting period.

In connection with the repurchase of the 2026 Notes, on June 16, 2025, the Company entered into partial unwind agreements with the Hedge Counterparties, to unwind a portion of the Convertible Note Hedge Transactions and Warrant Transactions underlying the repurchased 2026 Notes. These transactions were recorded in shareholders’ equity within additional paid-in capital. The Convertible Note Hedge Transactions expired on June 15, 2026. The Warrant Transactions expire in the second quarter of 2027.

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

In the first quarter of 2026, the Board of Directors authorized the Company to repurchase shares of the Company’s outstanding stock at management’s discretion up to a total value of $100,000 with an expiration date of September 30, 2027. In 2026, 2025 and 2024, the Company did not repurchase any shares of its common stock.

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

The following table presents information on the Company’s reportable segment and consolidated net income:

	2026	2025	2024
Total revenue	$3,318,714	$3,483,684	$3,470,762
Restaurant cost of goods sold (exclusive of depreciation and rent)	716,580	748,455	743,390
Retail cost of goods sold (exclusive of depreciation and rent)	309,670	332,574	344,241
Labor and other related expenses	1,237,314	1,254,668	1,271,555
Other store operating expenses (a)	376,993	394,621	375,789
Advertising expense	113,983	119,397	112,793
Store-level supplies expense	114,098	121,972	122,778
Store-level maintenance expense	135,339	119,658	118,585
Store-level utilities expense	105,776	99,741	101,818
General and administrative expenses	210,579	217,510	207,062
Gain on sale and leaseback transaction, net	(47,421)	—	—
Other segment items (b)	58,273	20,059	27,632
Gain on extinguishment of debt	—	(3,186)	—
Litigation settlement income	(47,422)	—	—
Interest expense, net	14,379	20,489	20,933
Income before income taxes	20,573	37,726	24,186
Income tax benefit	(11,102)	(8,653)	(16,744)
Segment profit and consolidated net income	$31,675	$46,379	$40,930
(a)	Excludes advertising, store-level supplies, store-level maintenance and store-level utilities expenses which are disclosed separately.
(b)	Consists of impairment costs including goodwill impairment, store closing costs and the loss on sale of business assets.

7. Revenue Recognition

Disaggregation of revenue

Total revenue was comprised of the following for each of the three years:

	2026	2025	2024
Revenue:
Restaurant	$2,701,820	$2,831,289	$2,794,128
Retail	616,894	652,395	676,634
Total revenue	$3,318,714	$3,483,684	$3,470,762

Gift Card Breakage

For 2026, 2025 and 2024, gift card breakage was $10,015, $11,653, and $11,397, respectively. Revenue recognized in the Consolidated Statements of Income for 2026, 2025 and 2024, respectively, for the redemption of gift cards which were included in the deferred revenue balance at the beginning of the fiscal year was $33,411, $34,935, and $36,958, respectively. Deferred revenue related to the Company’s gift cards was $80,505 and $82,452, respectively, at July 31, 2026 and August 01, 2025, and is included in the deferred revenue line on the Consolidated Balance Sheets.

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

The Company defers a portion of the revenue related to the pegs earned at the time of the original transaction based on the estimated value of the item for which the reward is expected to be redeemed, net of estimated unredeemed pegs. Pegs expire after twelve months. Revenue is recognized for these performance obligations upon redemption of pegs or rewards earned by the customer. As of July 31, 2026 and August 01, 2025, deferred revenue related to the loyalty program was $10,756 and $5,419, respectively, and is included in deferred revenue line on the Consolidated Balance Sheets.

8.	Leases

As of July 31, 2026, the Company had not entered into any agreements for real estate leases that are not recorded as right-of-use assets or lease liabilities on the Consolidated Balance Sheet.

The following table summarizes the components of lease cost for operating leases for each of the three years:

	2026	2025	2024
Operating lease cost	$110,070	$111,141	$110,661
Short term lease cost	2,648	3,036	3,509
Variable lease cost	4,681	3,893	3,522
Total lease cost	$117,399	$118,070	$117,692

The following table summarizes supplemental cash flow information and non-cash activity related to the Company’s operating leases for each of the three years:

	2026	2025	2024
Operating cash flow information:
Gain on sale and leaseback transaction, net	$(47,421)	$—	$—
Cash paid for amounts included in the measurement of lease liabilities	98,051	98,186	97,014
Noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	72,360	7,358	14,219
Lease modifications or reassessments increasing right-of-use assets	3,758	23,307	23,532
Lease modifications removing right-of-use assets	(5,435)	(1,002)	(2,133)
Right-of-use asset impairment*	(5,944)	(1,381)	(1,832)

*Included in the Impairment line on the Consolidated Statement of Cash Flows

The following table summarizes the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of July 31, 2026, August 01, 2025 and August 02, 2024:

	2026	2025	2024
Weighted-average remaining lease term	15.22 Years	15.20 Years	15.88 Years
Weighted-average discount rate	5.79%	5.45%	5.38%

The following table summarizes the maturities of undiscounted cash flows reconciled to the total operating lease liability as of July 31, 2026:

Year	Total
2027	$86,141
2028	75,048
2029	70,886
2030	62,436
2031	62,705
Thereafter	721,291
Total future minimum lease payments	1,078,507
Less imputed remaining interest	(379,681)
Total present value of operating lease liabilities	$698,826

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

On July 17, 2026, the Company completed a sale and leaseback transaction involving 26 Cracker Barrel stores for an aggregate purchase price, net of closing costs of $77,398. Under the transaction, the land, buildings and building improvements at the locations were sold and leased back for initial terms of 20 years and renewal options up to 40 years. The aggregate initial annual lease payment for the properties is approximately $5,664, subject to a fixed annual rent increase over the initial lease term. All of the properties qualified for sale and leaseback and operating lease accounting classification, and the Company recorded a net gain of $47,421, which is recorded in the gain on sale and leaseback transaction, net line in the Consolidated Statement of Income in 2026. The Company also recorded operating lease right-of-use assets of $68,016, including a non-cash asset recognized as part of accounting for the transaction of $4,094 and corresponding operating lease liabilities of $63,922.

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

On November 19, 2020, the Company’s shareholders approved the 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”) which became effective on that date. The 2020 Omnibus Plan authorizes the following types of awards for employees and non-employee directors: stock options, stock appreciation rights, nonvested stock, restricted stock units, other share-based awards and performance awards. After the effective date of the 2020 Omnibus Plan, no additional awards could be granted under the Company’s 2010 Omnibus Incentive Stock and Incentive Plan (the “Prior Plan”). On November 20, 2025, at the 2025 annual meeting of shareholders, the Company’s shareholders approved an amendment to the 2020 Omnibus Plan (as amended, the “Amended 2020 Omnibus Plan”) to increase the number of shares of our common stock that may be issued under the Amended 2020 Omnibus Plan by 1,325,000 shares and extend the term of the Amended 2020 Omnibus Plan to November 20, 2035.

The Amended 2020 Omnibus Plan allows the Committee to grant awards for an aggregate of (i) 1,033,441 shares, the number of shares that were available for issuance as of September 24, 2020 (the “Cutoff Date”) pursuant to the Prior Plan, plus (ii) the number of shares that became available for issuance pursuant to the terms of the Prior Plan following the Cutoff Date, minus (iii) the number of shares that are subject to awards granted pursuant to the Prior Plan after the Cutoff Date, plus (iv) 1,325,000 shares. However, this share reserve is increased by (i) shares awarded under the Amended 2020 Omnibus Plan that are forfeited, expired, settled for cash and shares, (ii) shares previously awarded under the Prior Plan that are, after the effective date of the Amended 2020 Omnibus Plan, forfeited, expired, settled for cash and (iii) shares withheld by the Company in payment of a tax withholding obligation after the effective date of the Amended 2020 Omnibus Plan. Additionally, this share reserve was decreased by shares granted from the Amended 2020 Omnibus Plan after the effective date. At July 31, 2026, the number of shares authorized for future issuance under the Company’s active plan is 2,144,558. At July 31, 2026, the number of outstanding awards under the Amended 2020 Omnibus Plan and the Prior Plan was 735,363 and 1,259, respectively.

In 2026 and 2025, the Company issued stock options to certain executives. These stock options have a contractual term of ten years and will vest in three equal installments on each anniversary of the grant date, subject to continued employment.

A summary of the Company’s stock option activity as of July 31, 2026, and changes during 2026 is presented in the following table:

		Weighted-Average	Weighted-Average
Stock Options	Shares	Price	Fair Value
Outstanding at August 01, 2025	119,232	$45.96	17.83
Granted	118,884	$43.80	18.56
Vested	—	$—	—
Forfeited	(30,600)	$45.06	18.13
Outstanding at July 31, 2026	207,516	$44.86	18.20
Exercisable	35,111	$45.96	17.83

The weighted-average grant-date fair value of the stock options granted during 2026 was $18.56. The weighted-average remaining contractual term of the stock options outstanding as of July 31, 2026, was 8.7 years, and the aggregate intrinsic value of the outstanding stock options was $2,394. The intrinsic value for stock options is the amount by which the current market price of the Company’s common stock exceeds the option’s exercise price. None of the options were exercised during 2026 or 2025.

The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option pricing model, which incorporates the assumptions for inputs shown in the following table. The assumptions used are as follows:

●	Prior to 2025, the Company had not granted option awards in several years and, as a result, does not have adequate historical exercise/cancellation behavior on which to base the expected life assumption. As such, the Company used the simplified method in SEC Staff Accounting Bulletin No. 107 and Staff Accounting Bulletin No. 110 to determine the expected life. Under this method, the expected term equals the vesting term plus original contractual term divided by two.
●	The expected volatility was measured using the Company’s daily stock price volatility over the last six years, which is commensurate with the expected term.
●	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
●	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

2026
Expected term (in years)	6.0
Expected volatility	50.2%
Risk-free interest rate	3.8%
Dividend yield	2.3%

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

The following table summarizes the performance periods and vesting periods for the Company’s nonvested stock awards under its long-term performance plans at July 31, 2026:

		Vesting Period
Long-Term Performance Plan (“LTPP”)	Performance Period	(in Years)
2026 LTPP	2026 – 2028	3
2025 LTPP	2025 – 2027	3
2024 LTPP	2024 – 2026	3

The following table summarizes the shares that have been accrued under the 2026 LTPP, 2025 LTPP and 2024 LTPP at July 31, 2026:

2026 LTPP	31,478
2025 LTPP	10,624
2024 LTPP	22,582

A summary of the Company’s nonvested stock activity as of July 31, 2026, and changes during 2026 are presented in the following table:

		Weighted-Average Grant
Nonvested Stock	Shares	Date Fair Value
Unvested at August 01, 2025	336,555	$61.86
Granted	312,236	42.46
Vested	(127,988)	72.78
Forfeited	(56,381)	51.33
Unvested at July 31, 2026	464,422	$47.08

The following table summarizes the total fair value of nonvested stock that vested for each of the three years:

	2026	2025	2024
Total fair value of nonvested stock	$9,315	$8,418	$8,571

Compensation Expense

The following table highlights the components of share-based compensation expense for each of the three years:

	2026	2025	2024
Total compensation expense	$9,450	$11,742	$10,298

The following table highlights the total unrecognized compensation expense related to the outstanding nonvested stock awards and nonvested stock units and the weighted-average periods over which the expense is expected to be recognized as of July 31, 2026:

	Stock Option	Nonvested
	Awards	Stock Awards
Total unrecognized compensation	$501	$8,869
Weighted-average period in years	1.40	1.82

During 2026, the Company issued 83,736 shares of its common stock resulting from the vesting of share-based compensation awards. Related tax withholding payments on these share-based compensation awards resulted in a net reduction to shareholders’ equity of $1,943.

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

At July 31, 2026, none of the Rights were exercisable.

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

Contributions under both plans may be invested in various investment funds at the employee’s discretion. Such contributions, including the Company’s matching contributions described below, may not be invested in the Company’s common stock. In 2026, 2025 and 2024, the Company matched 50% of employee contributions for each participant in the 401(k) Savings Plan up to a total of 5% of the employee’s compensation and matched 25% of employee contributions in the Non-Qualified Savings Plan up to a total of 6% of the employee’s compensation. Employee contributions vest immediately while Company contributions vest 20% annually beginning on the first anniversary of a contribution date and are 100% vested on the fifth anniversary of such contribution date.

At the inception of the Non-Qualified Savings Plan, the Company established a Rabbi Trust to fund the plan’s obligations. The market value of the trust assets for the Non-Qualified Savings Plan of $25,193 is included in other assets and the related liability to the participants of $25,193 is included in other long-term obligations in the Consolidated Balance Sheets. Company contributions under both plans are recorded as either labor and other related expenses or general and administrative expenses in the Consolidated Statements of Income.

The following table summarizes the Company’s contributions for each plan for each of the three years:

	2026	2025	2024
401(k) Savings Plan	$5,330	$5,242	$5,121
Non-Qualified Savings Plan	247	309	237

12.	Litigation Settlement

In March 2026, the Company received $47,422, net of legal fees, pursuant to a settlement agreement resolving interchange fee litigation. This amount is recorded in the litigation settlement income line on the Consolidated Statement of Income.

13.  MSBC Divestiture

On July 20, 2026, the Company completed the sale of certain assets used in its MSBC business to a third party, including the MSBC tradename and other intellectual property and the assets used in thirty-five MSBC restaurant locations. As a result of the sale, the Company recognized a loss on the sale of certain MSBC business assets of $27,039 related to the divestiture which is recorded in the loss on sale of business assets line in the Consolidated Statements of Income in 2026.

Simultaneously with the completion of the sale of certain assets used in the MSBC business, the Company closed its remaining sixteen MSBC restaurant locations on July 20, 2026. In connection with the closure of the remaining MSBC locations and exiting the business, the Company recognized an impairment charge of $8,523 associated primarily with long-lived assets as well as a charge of $5,430 in closing costs consisting primarily of severance, contract termination costs and other closure-related activities in 2026. The impairment, store closing costs and other closure-related charges were recorded in the impairment and store closing costs line on the Consolidated Statements of Income.

Management concluded that the disposal does not represent a strategic shift that has, or will have, a major effect on the Company's operations and financial results.

14.	Income Taxes

The components of the income tax benefit for each of the three years were as follows:

	2026	2025	2024
Current:
Federal	$1,899	$3,655	$(10,448)
State	1,977	2,727	247
Deferred:
Federal	(15,654)	(14,275)	(3,526)
State	676	(760)	(3,017)
Total income tax benefit	$(11,102)	$(8,653)	$(16,744)

A reconciliation of the Company’s income tax benefit and income taxes based on the statutory U.S. federal rate of 21.0% in 2026, 2025 and 2024 was as follows:

	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
Provision computed at federal statutory income tax rate	$4,320	21.0%	$7,922	21.0%	$5,079	21.0%
State and local income taxes, net of federal benefit	1,620	7.9%	1,594	4.2%	266	1.1%
Tax Credits
Employer tax credits for FICA taxes paid on employee tip income	(16,342)	(79.4)%	(17,769)	(47.1)%	(16,926)	(70.0)%
Other employer tax credits	(2,560)	(12.5)%	(3,002)	(8.0)%	(3,476)	(14.4)%
Nontaxable or Nondeductible Items
Non-deductible executive compensation	938	4.6%	1,879	5.0%	1,254	5.2%
Share-based compensation	728	3.5%	599	1.6%	548	2.3%
Other	(8)	(0.1)%	237	0.6%	250	1.0%
Changes in Unrecognized Tax Benefits	548	2.7%	255	0.7%	(2,110)	(8.7)%
Other Adjustments
Carryback of federal tax credits	(22)	(0.1)%	(1,040)	(2.7)%	(1,545)	(6.4)%
Other	(324)	(1.6)%	672	1.8%	(84)	(0.3)%
Total income tax benefit	$(11,102)	(54.0)%	$(8,653)	(22.9)%	$(16,744)	(69.2)%

In 2026, 2025 and 2024, state and local income taxes in Texas, Illinois, Tennessee and Kentucky comprise the majority of the state and local income taxes, net of federal benefit line item above.

The Company’s income tax benefit increased in 2026 primarily due to the decrease in income before income taxes as compared to 2025. The Company’s income tax benefit decreased in 2025 primarily due to the increase in income before income taxes and fewer favorable audit settlements as compared to 2024.

Significant components of the Company’s net deferred tax liability consisted of the following at:

	July 31, 2026	August 01, 2025
Deferred tax assets:
Compensation and employee benefits	$7,875	$7,054
Accrued liabilities	15,578	12,728
Operating lease liabilities	174,357	173,396
Insurance reserves	10,307	9,304
Inventory	3,904	3,816
Deferred tax credits and carryforwards	61,847	52,035
Other	8,230	5,064
Deferred tax assets	$282,098	$263,397

Deferred tax liabilities:
Property and equipment	$102,847	$95,793
Inventory	6,547	6,502
Operating lease right-of-use asset	199,549	201,118
Other	6,768	8,575
Deferred tax liabilities	315,711	311,988
Net deferred tax liability	$33,613	$48,591

The Company has a deferred tax asset of $46,963 reflecting federal income tax credit carryforwards that expire beginning in 2045. The Company has state income tax net operating loss carryforwards (“NOL”) of $102,745 and has recorded a deferred tax asset of $5,806 reflecting this benefit. These state NOLs generally expire in years beginning 2037 and after.

The Company believes that adequate amounts of tax, interest and penalties have been provided for potential tax uncertainties; these amounts are included in other long-term liabilities in the Consolidated Balance Sheets. As of July 31, 2026 and August 01, 2025, the Company’s gross liability for uncertain tax positions, exclusive of interest and penalties, was $6,321 and $6,703, respectively.

Summarized below is a tabular reconciliation of the beginning and ending balance of the Company’s total gross liability for uncertain tax positions exclusive of interest and penalties:

	July 31, 2026	August 01, 2025	August 02, 2024
Balance at beginning of year	$6,703	$7,404	$9,675
Tax positions related to the current year:
Additions	232	470	276
Reductions	—	—	—
Tax positions related to the prior year:
Additions	16	19	43
Reductions	(177)	(40)	(674)
Settlements	—	(580)	(1,433)
Expiration of statute of limitations	(453)	(570)	(483)
Balance at end of year	$6,321	$6,703	$7,404

If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a tax benefit to the Company and impact the effective tax rate. The following table highlights the amount of uncertain tax positions, exclusive of interest and penalties, which, if recognized, would affect the effective tax rate for each of the three years:

	2026	2025	2024
Uncertain tax positions	$4,994	$5,296	$5,849

The Company had $9,980, $8,672, and $7,913 in interest and penalties accrued as of July 31, 2026, August 01, 2025, and August 02, 2024, respectively.

The Company recognized accrued interest and penalties related to unrecognized tax benefits of $1,307, $760 and $17 in its income tax benefit for the years ended on July 31, 2026, August 01, 2025 and August 02, 2024, respectively.

At July 31, 2026, the Company was subject to income tax examinations for its U.S. federal income taxes after 2020 and for state and local income taxes generally after 2020.

H.R.1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025. The OBBBA includes significant tax law changes with effective dates in 2025 and continuing through 2027. As a result of accelerating deductions for qualified depreciable property, research and development expenses and interest expense, our cash tax payments for 2026 were significantly reduced.

Income taxes paid (net of refunds) for each of the three years were as follows:

	2026	2025	2024
U.S. federal	$(17,021)	$7,100	$3,500
U.S. state and local
Illinois	*	490	381
Louisiana	*	*	1,407
New Jersey	*	697	*
North Carolina	*	*	(1,419)
Tennessee	*	*	502
Texas	*	649	579
Other	563	317	890
	563	2,153	2,340
Total	$(16,458)	$9,253	$5,840

*The amount of the income taxes paid during the year does not meet the 5% disaggregation threshold.

15.	Net Income Per Share and Weighted Average Shares

The following table reconciles the components of diluted earnings per share computations:

	2026	2025	2024
Net income per share numerator	$31,675	$46,379	$40,930

Net income per share denominator:
Basic weighted average shares	22,334,203	22,252,034	22,191,961
Add potential dilution:
Nonvested stock awards and units and stock options	210,920	211,909	127,933
Diluted weighted average shares	22,545,123	22,463,943	22,319,894

16.	Commitments and Contingencies

The Company and its subsidiaries are party to various legal and regulatory proceedings and claims incidental to their business in the ordinary course. In the opinion of management, based upon information currently available, the ultimate liability in excess of amounts accrued with respect to these proceedings and claims will not materially affect the Company’s consolidated results of operations or financial position.

During 2026, the Company received proceeds from legal settlements related to litigation involving its poultry and pork suppliers for a total of $12,596. These proceeds are recorded in other store operating expenses in the Consolidated Statements of Income. During 2026, the Company also received $47,422, net of legal fees, pursuant to a settlement agreement resolving interchange fee litigation. This amount is recorded in the litigation settlement income line on the Consolidated Statement of Income.

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

Related to its insurance coverage, the Company is contingently liable pursuant to standby letters of credit as credit guarantees to certain insurers. As of July 31, 2026, the Company had $8,703 of standby letters of credit related to securing reserved claims under workers’ compensation insurance and certain sale and leaseback transactions. All standby letters of credit are renewable annually and reduce the Company’s borrowing availability under its 2025 Revolving Credit facility. See Note 4 for additional information regarding the 2025 Revolving Credit Facility.

The Company has entered into lease guarantees in connection with the assignment to third-party leases of certain leases following closure of the related store locations. The Company is only obligated to perform the new lessees’ lease obligations in the event of non-performance by such lessees for a specified period. The guarantees have varying terms with the latest expiring in March 2035. As of July 31, 2026, the likelihood of payment by the Company under the guarantees is considered remote. No liability has been recorded in the Consolidated Balance Sheet as of July 31, 2026. The maximum aggregate potential future payments under the guarantees are estimated to be approximately $11,223.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of July 31, 2026, our disclosure controls and procedures were effective.

There have been no changes (including corrective actions with regard to material weaknesses) during the quarter ended July 31, 2026 in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion based on this evaluation. We have concluded that our internal control over financial reporting was effective as of July 31, 2026, based on these criteria.

In addition, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

/s/David Deno
David Deno
President and Chief Executive Officer

/s/Craig Pommells
Craig Pommells
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cracker Barrel Old Country Store, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cracker Barrel Old Country Store, Inc. and subsidiaries (the “Company”) as of July 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2026 of the Company and our report dated September 25, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
September 25, 2026

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors of the Company is incorporated herein by this reference to the following sections of the 2026 Proxy Statement: “Board of Directors and Committees,” “Proposal 1: Election of Directors,” “Certain Relationships and Related Transactions—Code of Ethics” and, if applicable, “Delinquent Section 16(a) Reports.” The information required by this Item with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the heading “Information About our Executive Officers.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by this reference to the following sections of the 2026 Proxy Statement: “Executive Compensation” and “Board of Directors and Committees—Compensation of Directors.”   The “Compensation Committee Report” set forth in the section of the 2026 Proxy Statement entitled “Executive Compensation” is deemed to be “furnished” and is not, and shall not be deemed to be, “filed” for purposes of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by this reference to the sections entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by this reference to the sections entitled "Certain Relationships and Related Transactions” and “Director Independence” in the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by this reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in the 2026 Proxy Statement. No other portion of the section of the 2026 Proxy Statement entitled “Audit Committee Report” is, nor shall it be deemed to be, incorporated by reference into this Annual Report on Form 10-K. Deloitte & Touche LLP (PCAOB ID No. 34) is our principal accountant.

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

4(e)	Form of 1.75% Convertible Senior Note due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 16, 2025)

4(f)	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on June 5, 2025)

10(b)	Form of Capped Call Transactions confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on June 16, 2025)

10(c)

Second Amended and Restated Credit Agreement, dated as of May 16, 2025, among Cracker Barrel Old Country Store, Inc., the Subsidiary Guarantors named therein, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on May 16, 2025)

10(d)

Cracker Barrel Old Country Store, Inc. Corporate Policy—Severance Benefits Policy (as amended)† (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on June 9, 2009) (Commission File No. 000-25225)

10(e)

Cracker Barrel Old Country Store, Inc. 2020 Omnibus Stock and Incentive Plan (as amended)† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on November 24, 2025)

10(f)

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

10(s)

Employment Agreement dated as July 17, 2023, between the Company and Julie Masino† *(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 18, 2023)

10(t)

Form of Transitional Letter Agreement between the Company and certain executive officers of the Company† (incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2024) (Commission File No. 000-25225)

10(u)

Form of Consulting Agreement between the Company and certain executives of the Company† (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 18, 2023)

10(v)

Supplemental Severance Agreement dated as of September 21, 2023, between the Company and Craig Pommells† (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 26, 2023)

10(w)

Cracker Barrel Old Country Store, Inc. Form of Time-Based Restricted Stock Unit Award Notice† (incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2024) (Commission File No. 000-25225)

10(x)

Cracker Barrel Old Country Store, Inc. Form of Long-Term Performance Plan Notice† (incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2024) (Commission File No. 000-25225)

10(y)	Cracker Barrel Old Country Store, Inc. Form of Stock Option† (incorporated by reference to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 26, 2025)

10(z)

Employment Agreement dated as July 26, 2026, between the Company and David Deno† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 27, 2026)

10(aa)

Transition Agreement dated as July 26, 2026, between the Company and Julie Masino† (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed under the Exchange Act on July 27, 2026)

10(bb)

Separation Agreement dated as of May 1, 2026 between Richard Wolfson and Cracker Barrel Old Country Store, Inc.† (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed under the Exchange Act on June 9, 2026)

10(cc)	Retention and Severance Agreement dated as of June 29, 2026 between Douglas Hisel and Cracker Barrel Old Country Store, Inc.† (filed herewith)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed under the Exchange Act on September 27, 2024) (Commission File No. 000-25225)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of September, 2026.

CRACKER BARREL OLD COUNTRY STORE, INC.
By:	/s/David Deno
David Deno President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on this 25th day of September, 2026.

Name	Title

/s/David Deno	President, Chief Executive Officer and Director
David Deno

/s/Craig Pommells	Senior Vice President and Chief Financial Officer
Craig Pommells

/s/Brian Vaclavik	Vice President, Corporate Controller and Principal Accounting Officer
Brian Vaclavik

/s/Carl Berquist	Director and Independent Chairman of the Board
Carl Berquist

/s/Jody Bilney	Director
Jody Bilney

/s/Steve Bramlage, Jr.	Director
Steve Bramlage, Jr.

/s/John Garratt	Director
John Garratt

/s/Michael Goodwin	Director
Michael Goodwin

/s/Cheryl Henry	Director
Cheryl Henry

/s/Gisel Ruiz	Director
Gisel Ruiz

/s/Darryl Wade	Director
Darryl Wade